Form 10-Q
period 2015-07-03
TRIMBLE NAVIGATION LTD /CA/
filed 2015-08-12
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 3, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2015, there were 257,048,584 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended July 3, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Second Quarter of	Fiscal Year End
As of	2015	2014
(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$129.0	$148.0
Accounts receivable, net	355.5	362.0
Other receivables	26.0	29.5
Inventories, net	280.8	278.1
Deferred income taxes	48.2	45.6
Other current assets	45.6	39.4
Total current assets	885.1	902.6
Property and equipment, net	161.7	157.4
Goodwill	2,087.4	2,101.2
Other purchased intangible assets, net	525.5	594.5
Other non-current assets	120.5	118.6
Total assets	$3,780.2	$3,874.3
LIABILITIES
Current liabilities:
Current portion of long-term debt	$124.2	$64.4
Accounts payable	109.6	103.8
Accrued compensation and benefits	96.2	98.9
Deferred revenue	258.1	211.6
Accrued warranty expense	19.1	20.6
Other current liabilities	89.4	89.0
Total current liabilities	696.6	588.3
Non-current portion of long-term debt	515.4	674.0
Non-current deferred revenue	28.5	26.3
Deferred income taxes	104.3	121.1
Other non-current liabilities	96.2	95.8
Total liabilities	1,441.0	1,505.5
Commitments and contingencies (Note 8)
EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3.0 shares authorized; none outstanding	—	—
Common stock, no par value; 360.0 shares authorized; 257.3 and 259.2 shares issued and outstanding as of the end of the second quarter of fiscal 2015 and fiscal year end 2014, respectively	1,235.8	1,207.3
Retained earnings	1,210.9	1,211.0
Accumulated other comprehensive loss	(108.6)	(61.3)
Total Trimble Navigation Ltd. shareholders’ equity	2,338.1	2,357.0
Noncontrolling interests	1.1	11.8
Total equity	2,339.2	2,368.8
Total liabilities and equity	$3,780.2	$3,874.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
(In millions, except per share amounts)	2015	2014	2015	2014
Revenue:
Product	$394.6	$468.9	$795.2	$911.5
Service	105.7	100.1	206.6	193.4
Subscription	85.5	73.2	166.6	142.0
Total revenue	585.8	642.2	1,168.4	1,246.9
Cost of sales:
Product	190.8	212.4	378.5	416.1
Service	42.2	37.6	83.6	71.8
Subscription	25.9	17.6	49.7	36.6
Amortization of purchased intangible assets	23.0	20.0	45.5	40.9
Total cost of sales	281.9	287.6	557.3	565.4
Gross margin	303.9	354.6	611.1	681.5
Operating expense:
Research and development	84.5	81.8	171.7	158.2
Sales and marketing	96.2	95.6	192.7	193.0
General and administrative	64.2	61.4	128.9	118.8
Restructuring charges	5.2	0.8	6.3	1.1
Amortization of purchased intangible assets	17.8	17.8	36.0	37.5
Total operating expense	267.9	257.4	535.6	508.6
Operating income	36.0	97.2	75.5	172.9
Non-operating income (expense), net:
Interest expense, net	(6.3)	(3.1)	(12.7)	(6.8)
Foreign currency transaction gain (loss)	—	(0.5)	1.1	(0.6)
Income from equity method investments	6.4	5.2	9.4	8.7
Other income (expense), net	(0.3)	—	6.7	13.1
Total non-operating income (expense), net	(0.2)	1.6	4.5	14.4
Income before taxes	35.8	98.8	80.0	187.3
Income tax provision	10.0	20.7	20.2	41.1
Net income	25.8	78.1	59.8	146.2
Less: Net gain (loss) attributable to noncontrolling interests	(0.1)	0.2	(0.2)	(0.3)
Net income attributable to Trimble Navigation Ltd.	$25.9	$77.9	$60.0	$146.5
Basic income per share	$0.10	$0.30	$0.23	$0.56
Shares used in calculating basic income per share	258.4	261.1	258.9	260.4
Diluted income per share	$0.10	$0.29	$0.23	$0.55
Shares used in calculating diluted income per share	261.4	266.0	261.9	265.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
	2015	2014	2015	2014
(In millions)
Net income	$25.8	$78.1	$59.8	$146.2
Foreign currency translation adjustments	19.7	(1.0)	(47.5)	(2.4)
Net unrealized actuarial loss	(0.1)	—	—	—
Comprehensive income	45.4	77.1	12.3	143.8
Less: Comprehensive gain (loss) attributable to noncontrolling interests	(0.1)	0.2	(0.2)	(0.3)
Comprehensive income attributable to Trimble Navigation Ltd.	$45.5	$76.9	$12.5	$144.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Two Quarters of
(In millions)	2015	2014
Cash flow from operating activities:
Net income	$59.8	$146.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	17.9	15.6
Amortization expense	81.5	78.4
Provision for doubtful accounts	1.2	0.9
Deferred income taxes	(0.8)	(1.7)
Stock-based compensation	24.5	21.1
Income from equity method investments	(9.4)	(8.7)
Gain on an equity sale	—	(15.1)
Acquisition / divestiture gain (loss)	(5.6)	4.3
Excess tax benefit for stock-based compensation	(0.9)	(13.5)
Provision for excess and obsolete inventories	2.0	1.7
Other non-cash items	10.0	(6.2)
Add decrease (increase) in assets:
Accounts receivable	1.3	(42.6)
Other receivables	3.7	(3.7)
Inventories	(11.8)	(21.3)
Other current and non-current assets	(8.3)	(8.0)
Add increase (decrease) in liabilities:
Accounts payable	6.1	0.5
Accrued compensation and benefits	(0.8)	5.6
Deferred revenue	49.5	49.0
Accrued warranty expense	(1.4)	1.1
Other liabilities	(14.5)	11.0
Net cash provided by operating activities	204.0	214.6
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(59.1)	(25.1)
Acquisitions of property and equipment	(26.5)	(28.4)
Purchases of equity investments	(2.8)	(2.6)
Net proceeds from sale of business	12.6	—
Dividends received from equity method investments	7.7	22.5
Other	0.4	(0.1)
Net cash used in investing activities	(67.7)	(33.7)
Cash flow from financing activities:
Issuances of common stock, net of tax withholding	16.0	39.3
Repurchase and retirement of common stock	(73.0)	—
Excess tax benefit for stock-based compensation	0.9	13.5
Proceeds from debt and revolving credit lines	220.0	17.0
Payments on debt and revolving credit lines	(312.1)	(119.5)
Net cash used in financing activities	(148.2)	(49.7)
Effect of exchange rate changes on cash and cash equivalents	(7.1)	0.5
Net increase (decrease) in cash and cash equivalents	(19.0)	131.7
Cash and cash equivalents, beginning of period	148.0	147.2
Cash and cash equivalents, end of period	$129.0	$278.9

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
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2014 was January 2, 2015. The second quarter of fiscal 2015 and 2014 ended on July 3, 2015 and July 4, 2014, respectively. Both fiscal 2015 and 2014 are 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The accompanying financial data for and as of the end of the second quarter of fiscal 2015 and for the second quarter and the first two quarters of fiscal 2015 and 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2014 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2014. The following discussion should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary have been made to present a fair statement of results for the interim periods presented. The results of operations for the second quarter and the first two quarters of fiscal 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.
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

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting polices during the first two quarters of fiscal 2015 from those disclosed in the Company’s most recent Form 10-K.
Recent Accounting Pronouncements
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The Company adopted the amendments beginning in the first quarter of fiscal 2015. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard that replaces the current revenue recognition guidance under U.S. GAAP. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised effective date for the Company under the new standard will be the beginning of fiscal 2018, with early adoption permitted as of the original effective date.  Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard.  The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.
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
In July 2015, the FASB issued amendments to simplify the measurement of inventory. Under the amendments, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The guidance defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. No other changes were made to the current guidance on inventory measurement. The amendments are effective for the Company beginning in fiscal 2017, although early adoption is permitted. The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.
NOTE 3. GAIN ON EQUITY SALE
In October, 2008, VirtualSite Solutions (VSS), a business formed by the Company and Caterpillar, began operations. Originally, the Company had a 65% ownership and Caterpillar had a 35% ownership in VSS. VSS develops software for fleet management and connected worksite solutions for both Caterpillar and Trimble and in turn, sells software subscription services to Caterpillar and Trimble, which are sold through Caterpillar's and the Company's respective distribution channels. For financial reporting purposes, VSS’s assets and liabilities were consolidated with those of the Company, as were its results of operations, which were reported under the Engineering and Construction segment. Caterpillar’s 35% interest was included in the overall Consolidated Financial Statements as Noncontrolling interest.
Effective January 4, 2014, the Company sold 15% of its ownership in VSS to Caterpillar resulting in both the Company and Caterpillar owning 50% of the VSS joint venture. After the sale the Company no longer held a controlling interest in VSS. The sale of the 15% ownership resulted in the deconsolidation of VSS and a gain in the amount of $15.1 million in the first quarter of fiscal 2014. Of this amount, $8.5 million relates to the remeasurement of the Company's retained interest to fair value which was measured using a combination of the income and market approaches. The total gain is included in Other income (expense), net on the Company's Condensed Consolidated Statements of Income. The Company's 50% investment in VSS is classified as an equity method investment.

NOTE 4. SHAREHOLDERS’ EQUITY
Stock Repurchase Activities
In August 2014, the Company’s Board of Directors approved a stock repurchase program (“2014 Stock Repurchase Program”), authorizing the Company to repurchase up to $300.0 million of Trimble’s common stock, replacing a stock repurchase program which had been in place since 2011. No shares of common stock were repurchased during the first two quarters of fiscal 2014. During the first two quarters of fiscal 2015, the Company repurchased approximately 2.9 million shares of common stock in open market purchases, at an average price of $24.74 per share, for a total of $73.0 million. The purchase price was reflected as a decrease to common stock based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. As a result, retained earnings was reduced by $58.9 million in the first two quarters of fiscal 2015. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been cancelled. At the end of the second quarter of fiscal 2015, the 2014 Stock Repurchase Program had remaining authorized funds of $177.0 million. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.
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
The following table summarizes stock-based compensation expense related to employee stock-based compensation (for all plans) included in the unaudited Condensed Consolidated Statements of Income for the second quarter and the first two quarters of fiscal 2015 and 2014.

	Second Quarter of		First Two Quarters of
	2015	2014	2015	2014
(Dollars in millions)
Cost of sales	$1.0	$0.8	$1.9	$1.5
Research and development	2.1	1.7	4.3	3.2
Sales and marketing	2.2	2.1	4.5	4.0
General and administrative	6.7	6.4	13.8	12.4
Total operating expenses	11.0	10.2	22.6	19.6
Total stock-based compensation expense	$12.0	$11.0	$24.5	$21.1
Fair Value of Trimble Options
Stock option expense recognized in the Condensed Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company’s compensation expense for stock options is recognized on a straight-line basis over the vesting period, typically four to five years. The fair values for stock options are estimated on the date of grant using the binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For options granted during the second quarter and the first two quarters of fiscal 2015 and 2014, the following weighted average assumptions were used:

	Second Quarter of		First Two Quarters of
	2015	2014	2015	2014
Expected dividend yield	—	—	—	—
Expected stock price volatility	35.4%	35.3%	35.4%	35.4%
Risk free interest rate	1.4%	1.2%	1.4%	1.2%
Expected life of options	4.3 years	4.0 years	4.3 years	4.0 years

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
NOTE 5. BUSINESS COMBINATIONS
During the first two quarters of fiscal 2015, the Company acquired seven businesses, all with cash consideration, in its Engineering and Construction, Field Solutions and Mobile Solutions segments. The Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition. The acquisitions were not significant individually or in the aggregate. The purchase prices ranged from less than $2.0 million to $22.0 million. The largest acquisition was of a company that provides food traceability and quality inspection solutions. In the aggregate, the businesses acquired during the first two quarters of fiscal 2015 collectively contributed less than one percent to the Company's total revenue during the first two quarters of fiscal 2015.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in the last two quarters of fiscal 2014 and the first two quarters of fiscal 2015, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to the acquisitions, including the changes in the fair value of the contingent consideration liabilities, of $2.8 million and $5.6 million for the second quarter and the first two quarters of fiscal 2015, respectively, and $2.0 million and $3.4 million for the corresponding periods of fiscal 2014, respectively, were expensed as incurred and were included in General and administrative expense in the Condensed Consolidated Statements of Income.

The following table summarizes the Company’s business combinations completed during the first two quarters of fiscal 2015.

First Two Quarters of
2015
(Dollars in millions)
Fair value of total purchase consideration	$64.1
Fair value of net assets acquired	1.1
Identifiable intangible assets	31.2
Deferred income taxes	(3.2)
Goodwill	$35.0

Intangible Assets
Intangible Assets consisted of the following:

As of	Second Quarter of Fiscal 2015			Fiscal Year End 2014
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$775.6	$(489.0)	$286.6	$770.4	$(445.4)	$325.0
Trade names and trademarks	51.2	(36.8)	14.4	51.2	(33.9)	17.3
Customer relationships	441.0	(237.9)	203.1	455.0	(226.8)	228.2
Distribution rights and other intellectual properties	78.9	(57.5)	21.4	78.5	(54.5)	24.0
	$1,346.7	$(821.2)	$525.5	$1,355.1	$(760.6)	$594.5
The estimated future amortization expense of purchased intangible assets as of the end of the second quarter of fiscal 2015 was as follows:

(Dollars in millions)
2015 (Remaining)	$80.1
2016	144.7
2017	121.7
2018	92.8
2019	50.9
Thereafter	35.3
Total	$525.5
Goodwill
The changes in the carrying amount of goodwill by segment for the first two quarters of fiscal 2015 were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
Balance as of fiscal year end 2014	$1,186.0	$96.0	$796.0	$23.2	$2,101.2
Additions due to acquisitions	12.0	11.1	11.9	—	35.0
Purchase price adjustments	(0.1)	1.6	(0.7)	—	0.8
Foreign currency translation adjustments	(29.9)	(2.5)	(2.5)	(1.0)	(35.9)
Divestiture	(13.7)	—	—	—	(13.7)
Balance as of the end of the second quarter of fiscal 2015	$1,154.3	$106.2	$804.7	$22.2	$2,087.4
NOTE 6. INVENTORIES
Inventories, net, consisted of the following:

	Second Quarter of	Fiscal Year End
As of	2015	2014
(Dollars in millions)
Raw materials	$101.5	$116.8
Work-in-process	6.1	4.8
Finished goods	173.2	156.5
Total inventories, net	$280.8	$278.1
Finished goods includes $11.4 million as of the end of the second quarter of fiscal 2015 and $9.4 million as of fiscal year end 2014 for costs that have been deferred in connection with deferred revenue arrangements.
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

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
Second Quarter of Fiscal 2015
Segment revenue	$338.5	$87.1	$128.3	$31.9	$585.8
Operating income	60.5	24.9	18.9	11.1	115.4
Depreciation expense	3.5	0.3	1.3	0.2	5.3
Second Quarter of Fiscal 2014
Segment revenue	$368.1	$114.4	$122.9	$36.8	$642.2
Operating income	95.7	39.6	21.7	12.6	169.6
Depreciation expense	3.2	0.2	1.3	0.1	4.8
First Two Quarters of Fiscal 2015
Segment revenue	$637.8	$202.4	$256.5	$71.7	$1,168.4
Operating income	97.5	65.5	39.4	26.3	228.7
Depreciation expense	7.1	0.6	2.6	0.3	10.6
First Two Quarters of Fiscal 2014
Segment revenue	$677.4	$252.6	$241.5	$75.4	$1,246.9
Operating income	156.8	93.3	39.0	24.8	313.9
Depreciation expense	6.3	0.4	2.5	0.3	9.5
As of the Second Quarter of Fiscal 2015
Accounts receivable	$219.4	$48.3	$66.5	$21.3	$355.5
Inventories	196.0	44.0	24.2	16.6	280.8
Goodwill	1,154.3	106.2	804.7	22.2	2,087.4
As of Fiscal Year End 2014
Accounts receivable	$227.7	$51.6	$62.9	$19.8	$362.0
Inventories	185.2	51.0	26.1	15.8	278.1
Goodwill	1,186.0	96.0	796.0	23.2	2,101.2
Historically, the Company allocated stock-based compensation to each segment. Beginning with the first quarter of fiscal 2015, the Company changed its methodology for allocating stock-based compensation to its segments. Stock-based compensation is shown in the aggregate within unallocated corporate expense and not reflected in the segment results, which is consistent with the way the CODM evaluates each of the segment's performance and allocates resources. The Company has adjusted the presentation of segment information for the second quarter and first two quarters of fiscal 2014 to conform to the current year methodology. The following table shows the amount of stock-based compensation that had been previously allocated to the business segments in the second quarter and first two quarters of fiscal 2014 and the impact to those segments' Operating income.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
Second Quarter of Fiscal 2014
Operating income	$95.7	$39.6	$21.7	$12.6	$169.6
Previously allocated stock-based compensation	(3.8)	(0.9)	(1.3)	(0.5)	(6.5)
Previously reported operating income	$91.9	$38.7	$20.4	$12.1	$163.1

First Two Quarters of Fiscal 2014
Operating income	$156.8	$93.3	$39.0	$24.8	$313.9
Previously allocated stock-based compensation	(7.4)	(1.7)	(2.4)	(1.0)	(12.5)
Previously reported operating income	$149.4	$91.6	$36.6	$23.8	$301.4
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Second Quarter of		First Two Quarters of
	2015	2014	2015	2014
(Dollars in millions)
Consolidated segment operating income	$115.4	$169.6	$228.7	$313.9
Unallocated corporate expense	(35.8)	(32.6)	(66.1)	(59.2)
Amortization of purchased intangible assets	(40.8)	(37.8)	(81.5)	(78.4)
Acquisition costs	(2.8)	(2.0)	(5.6)	(3.4)
Consolidated operating income	36.0	97.2	75.5	172.9
Non-operating income (expense), net:	(0.2)	1.6	4.5	14.4
Consolidated income before taxes	$35.8	$98.8	$80.0	$187.3

NOTE 8. DEBT, COMMITMENTS AND CONTINGENCIES
Debt consisted of the following:

	Second Quarter of	Fiscal Year End
As of	2015	2014
(Dollars in millions)
Notes	$400.0	$400.0
Unamortized discount on Notes	(3.0)	(3.2)
Credit Facilities:
2014 Credit facility	118.0	277.0
Uncommitted facilities	124.0	57.0
Promissory notes and other debt	0.6	7.6
Total debt	639.6	738.4
Less current portion of long-term debt	124.2	64.4
Non-current portion	$515.4	$674.0
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
Credit Facilities
2014 Credit Facility
On November 24, 2014, the Company entered into a new five-year credit agreement with a group of lenders (the “2014 Credit Facility”). The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion and a letter of credit sub-facility of up to $50.0 million. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and/or term loan facilities may be established in an amount up to $500.0 million. The outstanding balance of $118.0 million is classified as long-term in the Condensed Consolidated Balance Sheet.
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
The 2014 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2014 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company's ability to create liens and enter into sale and leaseback transactions, and that restrict its subsidiaries’ ability to incur indebtedness. Further, the 2014 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, the Company must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2014 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters of not less than 3.50 to 1.00. The Company must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness (as defined in the 2014 Credit Facility) to (y) EBITDA (as defined in the 2014 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3.00 to 1.00; provided, that on the completion of a material acquisition, the Company may increase the ratio by 0.50 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters. The Company was in compliance with these covenants at the end of the second quarter of fiscal 2015.
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
The interest rate on the non-current debt outstanding under the credit facilities was 1.47% and 1.42% at the end of the second quarter of fiscal 2015 and fiscal year end 2014, respectively.
Uncommitted Facilities
The Company also has two $75 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The interest rate on the Uncommitted Facilities is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company. The $124.0 million outstanding at the end of the second quarter of fiscal 2015 and the $57.0 million outstanding at the end of fiscal 2014 under the Uncommitted Facilities are classified as short-term in the Condensed Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 1.12% at the end of the second quarter of fiscal 2015 and 1.15% at the end of fiscal 2014.
Promissory Notes and Other Debt
At the end of the second quarter of fiscal 2015 and the end of fiscal 2014, the Company had promissory notes and other notes payable totaling approximately $0.6 million and $7.6 million, respectively, of which less than $0.4 million for both periods was classified as long-term in the Consolidated Balance Sheet.
Debt Maturities
At the end of the second quarter of fiscal 2015, the Company's debt maturities based on outstanding principal were as follows (dollars in millions):

Year Payable
2015 (Remaining)	$124.1
2016	0.1
2017	0.2
2018	—
2019	118.0
Thereafter	400.2
Total	$642.6
Leases and Other Commitments
The estimated future minimum operating lease commitments as of the end of the second quarter of fiscal 2015 are as follows (dollars in millions):

2015 (Remaining)	$17.7
2016	26.8
2017	21.7
2018	16.4
2019	12.9
Thereafter	36.1
Total	$131.6
As of the end of the second quarter of fiscal 2015, the Company had unconditional purchase obligations of approximately $132.6 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.

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

	Fair Values as of the end of the Second Quarter of Fiscal 2015				Fair Values as of Fiscal Year End 2014
(Dollars in millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	$21.0	$—	$—	$21.0	$19.2	$—	$—	$19.2
Derivative assets (2)	—	0.4	—	0.4	—	2.9	—	2.9
Contingent consideration assets (3)	—	—	8.3	8.3	—	—	8.3	8.3
Total	$21.0	$0.4	$8.3	$29.7	$19.2	$2.9	$8.3	$30.4
Liabilities
Deferred compensation plan liabilities (1)	$21.0	$—	$—	$21.0	$19.2	$—	$—	$19.2
Derivative liabilities (2)	—	1.9	—	1.9	—	1.4	—	1.4
Contingent consideration liabilities (4)	—	—	2.6	2.6	—	—	3.7	3.7
Total	$21.0	$1.9	$2.6	$25.5	$19.2	$1.4	$3.7	$24.3

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

(4)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payment under the arrangements is $14.9 million at the end of the second quarter of fiscal 2015, based on estimated future revenues or other milestones based on quantities sold. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	Second Quarter of Fiscal 2015		Fiscal Year End 2014
(Dollars in millions)
Assets:
Cash and cash equivalents	$129.0	$129.0	$148.0	$148.0
Liabilities:
Notes	$400.0	$400.4	$400.0	$396.9
Credit facilities	118.0	118.0	277.0	277.0
Uncommitted facilities	124.0	124.0	57.0	57.0
Promissory notes and other debt	0.6	0.6	7.6	7.6
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
Changes in the Company’s product warranty liability during the first two quarters of fiscal 2015 are as follows:

(Dollars in millions)
Balance as of fiscal year end 2014	$20.6
Acquired warranties	0.1
Accruals for warranties issued	8.3
Changes in estimates	2.5
Warranty settlements (in cash or in kind)	(12.4)
Balance as of the end of the second quarter of fiscal 2015	$19.1
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
The following table shows the computation of basic and diluted income per share:

	Second Quarter of		First Two Quarters of
	2015	2014	2015	2014
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$25.9	$77.9	$60.0	$146.5
Denominator:
Weighted average number of common shares used in basic income per share	258.4	261.1	258.9	260.4
Effect of dilutive securities	3.0	4.9	3.0	5.0
Weighted average number of common shares and dilutive potential common shares used in diluted income per share	261.4	266.0	261.9	265.4
Basic income per share	$0.10	$0.30	$0.23	$0.56
Diluted income per share	$0.10	$0.29	$0.23	$0.55
For the second quarter of fiscal 2015 and 2014, the Company excluded 5.6 million and 0.4 million shares of outstanding stock options, respectively, from the calculation of diluted income per share because their effect would have been antidilutive. For the first two quarters of fiscal 2015 and 2014, the Company excluded 5.6 million and 0.2 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share.
NOTE 12. INCOME TAXES
In the second quarter of fiscal 2015, the Company’s effective income tax rate was 28% as compared to 21% in the corresponding period in fiscal 2014, primarily due to the differences in the geographic mix of pretax income. In the first two quarters of fiscal 2015, the Company's effective income tax rate was 25% as compared to 22% in the corresponding period in fiscal 2014. The first two quarters of fiscal 2015 had a higher effective income tax rate due to differences in the geographic mix of pretax income, partially offset by a tax benefit associated with the closure of a foreign tax audit in the first quarter of 2015 and a tax charge on a partial equity sale of VSS in the first quarter of 2014.
Historically, the Company's effective tax rate has been lower than the U.S. federal statutory rate of 35% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. The Company has not provided U.S. taxes for all of such earnings due to the indefinite reinvestment of some of those earnings outside the U.S.
The Company and its subsidiaries are subject to U.S. federal and state, and foreign income tax. The Company is currently in different stages of multiple year examinations by the Internal Revenue Service (“IRS”) as well as various state and foreign taxing authorities.
In the first quarter of 2015, the Company received a Notice of Proposed Adjustment from the IRS for the fiscal years ended 2010 and 2011. The proposed adjustments primarily relate to the valuations of intercompany transfers of acquired intellectual property. The assessments of tax, interest and penalties for the years in question total $67.0 million. The Company does not agree with the IRS position and has filed a protest with the IRS Appeals Office in April 2015. No payments have been made on the assessment. The Company intends to vigorously contest the IRS position.
Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits within the next twelve months. The unrecognized tax benefits of $44.9 million and $45.6 million as of the end of the second quarter of fiscal 2015 and fiscal year end 2014, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company's unrecognized tax benefit liabilities include interest and penalties as of the end of the second quarter of fiscal 2015 and fiscal year end 2014, of $5.2 million and $4.7 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
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
From time to time, the Company is also involved in litigation arising out of the ordinary course of its business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of the Company's or its subsidiaries' property is subject.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our significant accounting polices during the first two quarters of fiscal 2015 from those disclosed in our 2014 Form 10-K.
Recent Accounting Pronouncements
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. We adopted the amendments beginning in the first quarter of fiscal 2015. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard that replaces the current revenue recognition guidance under U.S. GAAP. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised effective date for the Company under the new standard will be the beginning of fiscal 2018, with early adoption permitted as of the original effective date.  Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are currently evaluating the effect of the updated standard on our consolidated financial statements and related disclosures.
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
In July 2015, the FASB issued amendments to simplify the measurement of inventory. Under the amendments, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The guidance defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. No other changes were made to the current guidance on inventory measurement. The amendments are effective for us beginning in fiscal 2017, although early adoption is permitted. We are currently evaluating the effect of the updated standard on our consolidated financial statements and related disclosures.
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

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have over time redefined our technological capabilities from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D, capex and acquisitions. Over the last several years and through the first half of fiscal 2015, we have been spending approximately 13% to 15% of revenue on R&D and currently hold over 1,000 unique patents. We intend to continue to leverage our divisional structure to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the verticals we serve. We look for opportunities where the need for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

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

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 35 countries and third party representation in over 100 countries. In the second quarter of fiscal 2015, 49% of our sales occurred in countries outside of the U.S.

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

Trimble’s focus on these growth drivers has led to an increasingly diversified business model. Software and services growth is driving increased recurring revenue, leading to improved visibility in our business. As our solutions have expanded, our go to market model has also evolved, with a balanced mix between direct, distribution and OEM customers, and an increasing number of enterprise level customer relationships.

For the second quarter of 2015, revenue was down 9% as compared to the second quarter of 2014. The decline in revenue came primarily from softness in our Field Solutions and Engineering and Construction segments and negative foreign currency effects due to the weaker Euro. The declines were partially offset by acquisitions, primarily within Engineering and Construction which were not applicable in the prior period. By geography, North America, Europe, and Rest of World were down year over year. Within the quarter we continued to experience a shift in revenue towards a more significant mix of software, recurring revenue, and services, driven both by organic growth and acquisitions.

During the second quarter of 2015, we completed acquisitions for total consideration of $26.3 million. We acquired the assets of HarvestMark®, a provider of food traceability and quality inspection solutions, from YottaMark, Inc. of Redwood City, California. Its platform and tools make food data collection efficient, complex information simple to view and prioritize, and provides actionable insights to drive sales and profit. HarvestMark's performance is reported under our Field Solutions business segment. We also acquired the assets of privately held Cadec Global Inc. of Manchester, New Hampshire. Cadec's driver and truck-based platforms, coupled with its unique back office analytic tools, enable companies to maximize the value of their food service and private fleets and improve customer service. Cadec's performance is reported under our Mobile Solutions business segment.
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

	Second Quarter of		First Two Quarters of
	2015	2014	2015	2014
(Dollars in millions)
Revenue:
Product	$394.6	$468.9	$795.2	$911.5
Service	105.7	100.1	206.6	193.4
Subscription	85.5	73.2	166.6	142.0
Total revenue	$585.8	$642.2	1,168.4	1,246.9
Gross margin	$303.9	$354.6	$611.1	$681.5
Gross margin %	51.9%	55.2%	52.3%	54.7%
Operating income	$36.0	$97.2	$75.5	$172.9
Operating income %	6.1%	15.1%	6.5%	13.9%
Revenue
In the second quarter of fiscal 2015, total revenue decreased by $56.4 million or 9%, as compared to the second quarter of fiscal 2014. Of this decrease, product revenue decreased $74.3 million or 16%, partially offset by an increase in service revenue of $5.6 million or 6%, and subscription revenue of $12.3 million or 17%. In the first two quarters of fiscal 2015, total revenue decreased by $78.5 million or 6%, as compared to the first two quarters of fiscal 2014. Of this decrease, product revenue decreased $116.3 million or 13%, partially offset by an increase in service revenue of $13.2 million or 7% and subscription revenue of $24.6 million or 17%.
The product revenue decrease was primarily within Field Solutions, Engineering and Construction, Advanced Devices and to a lesser extent, Mobile Solutions. Service and subscription increases were primarily due to acquisitions within Engineering and Construction which were not applicable in the prior period and organic growth in Mobile Solutions. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
On a segment basis, Engineering and Construction revenue for the second quarter of fiscal 2015 decreased $29.6 million or 8%, Field Solutions decreased $27.3 million or 24% and Advanced Devices deceased $4.9 million or 13%, partially offset by an increase in Mobile Solutions of $5.4 million or 4%, as compared to the second quarter of fiscal 2014. Engineering and Construction revenue for the first two quarters of fiscal 2015 decreased $39.6 million or 6%, Field Solutions decreased $50.2 million or 20% and Advanced Devices decreased $3.7 million or 5%, partially offset by an increase in Mobile Solutions of $15.0 million or 6%, as compared to the corresponding period of fiscal 2014. Engineering and Construction was primarily driven by the impact of oil price declines on regional economies, primarily in geospatial and to a lesser extent, heavy civil construction, and the negative foreign currency effects due to the weaker Euro. The decline was partially offset by building construction which was up due to acquisitions not applicable in the prior year and to a lesser extent, organic growth. The decline in Field Solutions revenue was primarily due to softness in agricultural markets and to a lesser extent, GIS and foreign currency effects. Mobile Solutions increased due to continued growth in the transportation and logistics market, partially offset by a decline in Field Services. Advanced Devices revenue decreased primarily due to weaker sales of timing component products.
Gross Margin
Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin decreased by $50.7 million and $70.4 million for the second quarter and first two quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. The decrease was primarily due to decreased revenue in Engineering and Construction and to a lesser extent, Mobile Solutions. Gross margin as a percentage of total revenue was 51.9% and 52.3% for the second quarter and first two quarters of fiscal 2015, respectively, as compared to 55.2% and 54.7% for the corresponding periods in fiscal 2014. The decrease was primarily due to Engineering and Construction due to product mix and to a lesser extent, Mobile Solutions due to a one time subscription cost benefit in the prior year.

Operating Income
Operating income decreased by $61.2 million and 97.4 million for the second quarter and first two quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. Operating income as a percentage of total revenue was 6.1% and 6.5% for the second quarter and first two quarters of fiscal 2015, respectively, as compared to 15.1% and 13.9% for the corresponding periods in fiscal 2014.
The decrease in operating income and operating income percentage for the second quarter and first two quarters of fiscal 2015 was primarily due to revenue shortfalls in Engineering and Construction and Field Solutions as well as a gross margin percentage decrease in Engineering and Construction and to a lesser extent, Mobile Solutions. To a lesser extent, acquisitions also contributed to the operating income decrease, particularly within Engineering and Construction.
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
The following table is a summary of revenue and operating income by segment:

	Second Quarter of		First Two Quarters of
	2015	2014	2015	2014
(Dollars in millions)
Engineering and Construction
Revenue	$338.5	$368.1	$637.8	$677.4
Segment revenue as a percent of total revenue	58%	57%	55%	54%
Operating income	$60.5	$95.7	$97.5	$156.8
Operating income as a percent of segment revenue	18%	26%	15%	23%
Field Solutions
Revenue	$87.1	$114.4	$202.4	$252.6
Segment revenue as a percent of total revenue	15%	18%	17%	20%
Operating income	$24.9	$39.6	$65.5	$93.3
Operating income as a percent of segment revenue	29%	35%	32%	37%
Mobile Solutions
Revenue	$128.3	$122.9	$256.5	$241.5
Segment revenue as a percent of total revenue	22%	19%	22%	20%
Operating income	$18.9	$21.7	$39.4	39.0
Operating income as a percent of segment revenue	15%	18%	15%	16%
Advanced Devices
Revenue	$31.9	$36.8	$71.7	$75.4
Segment revenue as a percent of total revenue	5%	6%	6%	6%
Operating income	$11.1	$12.6	$26.3	$24.8
Operating income as a percent of segment revenue	35%	34%	37%	33%
Historically, we allocated stock-based compensation to each segment. Beginning with the first quarter of fiscal 2015, we changed our methodology for allocating stock-based compensation to our segments. Stock-based compensation is shown in the aggregate within unallocated corporate expense and is not reflected in the segment results, which is consistent with the way the Chief Operating Decision Maker evaluates each of the segment's performance and allocates resources. The change in the allocation of stock-based compensation is designed to help ensure that business segment results reflect only those items that are directly attributable to that segment’s performance. We have adjusted the presentation of segment information for the second quarter and first two quarters of fiscal 2014 to conform to the current year methodology. The following table shows the amount of stock-based compensation that had been previously allocated to the business segments in the second quarter and first two quarters of fiscal 2014 and the impact to those segments' Operating income.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
Second Quarter of Fiscal 2014
Operating income	$95.7	$39.6	$21.7	$12.6	$169.6
Previously allocated stock-based compensation	(3.8)	(0.9)	(1.3)	(0.5)	(6.5)
Previously reported operating income	$91.9	$38.7	$20.4	$12.1	$163.1

First Two Quarters of Fiscal 2014
Operating income	$156.8	$93.3	$39.0	$24.8	$313.9
Previously allocated stock-based compensation	(7.4)	(1.7)	(2.4)	(1.0)	(12.5)
Previously reported operating income	$149.4	$91.6	$36.6	$23.8	$301.4
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	Second Quarter of		First Two Quarters of
	2015	2014	2015	2014
(Dollars in millions)
Consolidated segment operating income	$115.4	$169.6	$228.7	$313.9
Unallocated corporate expense	(35.8)	(32.6)	(66.1)	(59.2)
Amortization of purchased intangible assets	(40.8)	(37.8)	(81.5)	(78.4)
Acquisition costs	(2.8)	(2.0)	(5.6)	(3.4)
Consolidated operating income	36.0	97.2	75.5	172.9
Non-operating income (expense), net:	(0.2)	1.6	4.5	14.4
Consolidated income before taxes	$35.8	$98.8	$80.0	$187.3
Engineering and Construction
Engineering and Construction revenue decreased by $29.6 million or 8% and $39.6 million or 6% for the second quarter and first two quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. Segment operating income decreased by $35.2 million or 37% and $59.3 million or 38% for the second quarter and first two quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014.
The revenue decrease for the second quarter and first two quarters of fiscal 2015 was primarily driven by the impact of oil price declines on regional economies, primarily in geospatial and to a lesser extent, heavy civil construction, and the negative foreign currency effects due to the weaker Euro. The decline was partially offset by building construction which was up due to acquisitions not applicable in the prior year and to a lesser extent, organic growth. The operating income decrease for the second quarter and first two quarters of fiscal 2015 was primarily due to decreased revenue and lower gross margin with the impacts from lower sales of high margin geospatial products and negative foreign currency effects. Acquisitions also contributed to the decrease in operating income with the biggest impact from building construction software project completions. To the extent these trends continue, our results of operations will be further impacted.
Field Solutions
Field Solutions revenue decreased by $27.3 million or 24% and $50.2 million or 20% for the second quarter and first two quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. Segment operating income decreased by $14.7 million or 37% and $27.8 million or 30% for the second quarter and first two quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014.
Field Solutions revenue and operating income decreased for the second quarter and first two quarters of fiscal 2015 primarily due to continued softness in agriculture markets, particularly in the OEM channels, and to a lesser extent, GIS. The biggest drop was in North America. Negative foreign currency effects also contributed to the revenue and operating income decrease. To the extent these trends continue, our results of operations will be further impacted.

Mobile Solutions
Mobile Solutions revenue increased by $5.4 million or 4% and $15.0 million or 6% for the second quarter and first two quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. Segment operating income decreased by $2.8 million or 13% for the second quarter and increased $0.4 million or 1% for the first two quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014.
Mobile Solutions revenue increased for the second quarter and first two quarters of fiscal 2015 primarily due to continued organic growth in the transportation and logistics market, which focuses on enterprise solutions, partially offset by a decline in Field Services. The majority of the sales are in the U.S. Operating income decreased for the second quarter primarily due to increased operating expense associated with new product development and lower gross margin as the prior year included a one time subscription cost benefit. Operating income increased for the first two quarters primarily due to higher revenue and product mix, including software, maintenance and subscription revenue, partially offset by increased operating expense associated with new product development.
Advanced Devices
Advanced Devices revenue decreased by $4.9 million or 13% and $3.7 million or 5% for the second quarter and first two quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. Segment operating income decreased by $1.5 million or 12% for the second quarter and increased $1.5 million or 6% for the first two quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014.
Advanced Devices revenue and operating income decreased in the second quarter of fiscal 2015, primarily due to decreased sales of timing component products. Revenue decreased in the first two quarters of fiscal 2015 primarily due to decreased sales of timing component products, while operating income increased due to strong gross margin and operating expense control.
Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	Second Quarter of		First Two Quarters of
	2015	2014	2015	2014
(Dollars in millions)
Research and development	$84.5	$81.8	$171.7	$158.2
Percentage of revenue	15%	13%	15%	13%
Sales and marketing	$96.2	$95.6	$192.7	$193.0
Percentage of revenue	16%	15%	16%	15%
General and administrative	$64.2	$61.4	$128.9	$118.8
Percentage of revenue	11%	9%	11%	10%
Total	$244.9	$238.8	$493.3	$470.0
Percentage of revenue	42%	37%	42%	38%
Overall, R&D, S&M and G&A expense increased by approximately $6.1 million and $23.3 million for the second quarter and first two quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014.
Research and development expense increased by $2.7 million and $13.5 million for the second quarter and first two quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. Research and development spending overall was at approximately 15% of revenue in both the second quarter and first two quarters of fiscal 2015, respectively, as compared to approximately 13% in both the corresponding periods of fiscal 2014. The cost of software developed for external sale subsequent to reaching technical feasibility was not material and was expensed as incurred.
The increase in R&D expense in the second quarter of fiscal 2015, as compared to the corresponding period of fiscal 2014 was primarily due to a $4.4 million increase in compensation related expense due to headcount increases and the inclusion of $4.0 million in expense from acquisitions not applicable in the prior corresponding period, partially offset by a $5.7 million decrease due to the favorable effects of changes in foreign currency exchange rates.
The increase in R&D expense in the first two quarters of fiscal 2015, as compared to the corresponding period in fiscal 2014 was primarily due to a $12.1 million increase in compensation related expense due to headcount increases, the inclusion of expense of $8.3 million from acquisitions not applicable in the prior corresponding period and a $4.1 million increase in other expense, partially offset by a $11.0 million decrease due to the favorable effects of changes in foreign currency exchange rates.
We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.
Sales and marketing expense increased by $0.6 million in the second quarter and decreased $0.3 million in the first two quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. Sales and marketing spending overall was at approximately 16% of revenue in both the second quarter and first two quarters of fiscal 2015, as compared to approximately 15% of revenue in both the corresponding periods of fiscal 2014.
The increase in Sales and marketing expense in the second quarter of fiscal 2015, as compared to the corresponding period of fiscal 2014 was primarily due to the inclusion of $5.2 million in expense from acquisitions not applicable in the prior period, a $0.6 million increase in compensation related expense due to headcount increases and a $1.7 million increase in other expense, partially offset by a $6.9 million decrease due to the favorable effects of changes in foreign currency exchange rates.
The decrease in Sales and marketing expense in the first two quarters of fiscal 2015, as compared to the corresponding period in fiscal 2014 was primarily due to the inclusion of expense of $10.6 million from acquisitions not applicable in the prior corresponding period, a $1.4 million increase in compensation related expense due to headcount increases and a $0.5 million increase in other expense, more than offset by a $12.8 million decrease due to the favorable effects of changes in foreign currency exchange rates.
Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.
General and administrative expense increased by $2.8 million and $10.1 million for the second quarter and first two quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. General and administrative spending overall was at approximately 11% of revenue in both the second quarter and first two quarters of fiscal 2015 as compared to 9% and 10% in the corresponding periods of fiscal 2014.
The increase in G&A expenses in the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014 was primarily due to the inclusion of $6.8 million in expense from acquisitions not applicable in the prior period and a $2.8 million increase in other expense, partially offset by a $4.3 million decrease in compensation related expense and a $2.5 million decrease due to the favorable effects of changes in foreign currency exchange rates.
The increase in G&A expenses in the first two quarters of fiscal 2015, as compared to the corresponding period in fiscal 2014 was primarily due to the inclusion of expense of $13.8 million from acquisitions not applicable in the prior period, a $2.2 million increase in acquisition cost, a $0.6 million increase in bad debt expense and a $3.4 million increase in other expense, partially offset by a $5.1 million decrease in compensation related expense and a $4.8 million decrease due to the favorable effects of changes in foreign currency exchange rates.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets was $40.8 million in the second quarter of fiscal 2015, as compared to $37.8 million in the second quarter of fiscal 2014. Of the total $40.8 million in the second quarter of fiscal 2015, $17.8 million is presented as a separate line within Operating expense and $23.0 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. Of the total $37.8 million in the second quarter of fiscal 2014, $17.8 million is presented as a separate line within Operating expense and $20.0 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. Amortization in the second quarter of fiscal 2015 reflects acquisitions not included in the second quarter of fiscal 2014 offset by the expiration of amortization for prior acquisitions. As of the end of the second quarter of fiscal 2015 future amortization of intangible assets is expected to be $80.1 million during the remainder of fiscal 2015, $144.7 million during 2016, $121.7 million during 2017, $92.8 million during 2018, $50.9 million during 2019 and $35.3 million thereafter.

Non-operating Income (Expense), Net
The components of Non-operating income (expense), net, were as follows:

	Second Quarter of		First Two Quarters of
	2015	2014	2015	2014
(Dollars in millions)
Interest expense, net	$(6.3)	$(3.1)	$(12.7)	$(6.8)
Foreign currency transaction gain (loss)	—	(0.5)	1.1	(0.6)
Income from equity method investments, net	6.4	5.2	9.4	8.7
Other income (expense), net	(0.3)	—	6.7	13.1
Total non-operating income (expense), net	$(0.2)	$1.6	$4.5	$14.4
Non-operating income (expense), net decreased $1.8 million and $9.9 million for the second quarter and the first two quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. The decrease was primarily due to higher interest expense, and a gain on a partial equity sale of Virtual Site Solutions (VSS) included in the first quarter of fiscal 2014 included in Other income (expense), net.
Income Tax Provision
Our effective income tax rate for the second quarter of fiscal 2015 was 28% as compared to 21% in the corresponding period in fiscal 2014, primarily due to the differences in the geographic mix of pretax income. In the first two quarters of fiscal 2015, our effective income tax rate was 25% as compared to 22% in the corresponding period in fiscal 2014. The first two quarters of fiscal 2015 had a higher effective income tax rate due to differences in the geographic mix of pretax income, partially offset by a tax benefit associated with the closure of a foreign tax audit in the first quarter of 2015 and a tax charge on a partial equity sale of VSS in the first quarter of 2014.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the second quarter of fiscal 2015 and fiscal year end 2014.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter of	Fiscal Year End
As of	2015	2014
(In millions)
Cash and cash equivalents	$129.0	$148.0
Total debt	639.6	738.4

	First Two Quarters of
	2015	2014
(In millions)
Cash provided by operating activities	$204.0	$214.6
Cash used in investing activities	(67.7)	(33.7)
Cash used in financing activities	(148.2)	(49.7)
Effect of exchange rate changes on cash and cash equivalents	(7.1)	0.5
Net increase (decrease) in cash and cash equivalents	$(19.0)	$131.7

Cash and Cash Equivalents
As of the end of the second quarter of fiscal 2015, cash and cash equivalents totaled $129.0 million as compared to $148.0 million as of fiscal year end 2014. Debt was $639.6 million as of the end of the second quarter of fiscal 2015, as compared to $738.4 million as of fiscal year end 2014.
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
Operating Activities
Cash provided by operating activities was $204.0 million for the first two quarters of fiscal 2015, as compared to $214.6 million for the first two quarters of fiscal 2014. The decrease of $10.6 million was primarily driven by lower net income, partially offset by a decrease in working capital requirements, primarily attributable to accounts receivable due to higher billings in the second quarter of fiscal 2014.
Investing Activities
Cash used in investing activities was $67.7 million for the first two quarters of fiscal 2015, as compared to $33.7 million for the first two quarters of fiscal 2014. The increase of $34.0 million was due to higher cash requirements for business acquisitions.
Financing Activities
Cash used in financing activities was $148.2 million for the first two quarters of fiscal 2015, as compared to $49.7 million for the first two quarters of fiscal 2014. The increase of cash used in financing activities of $98.5 million was primarily due to cash used for stock repurchases.
Accounts Receivable and Inventory Metrics

	Second Quarter of	Fiscal Year End
As of	2015	2014
Accounts receivable days sales outstanding	55	58
Inventory turns per year	3.9	3.9
Accounts receivable days sales outstanding were 55 days as of the end of the second quarter of fiscal 2015, as compared to 58 days as of the end of fiscal 2014. The decrease in days sales outstanding was primarily due to collections improvement partially offset by seasonally higher revenue within the quarter. Accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were both 3.9 as of the end of the second quarter of fiscal 2015 and the end of fiscal 2014. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
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
2014 Credit Facility
On November 24, 2014, we entered into a new five-year credit agreement with a group of lenders (the “2014 Credit Facility”), which replaced our previous 2012 Credit Facility. The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion and a letter of credit sub-facility of up to $50.0 million. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and/or term loan facilities may be established in an amount up to $500.0 million. The outstanding balance of $118.0 million is classified as long-term in the Condensed Consolidated Balance Sheet.
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

The 2014 Credit Facility contains various customary representations and warranties by us, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2014 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict our ability to create liens and enter into sale and leaseback transactions, and that restrict our subsidiaries’ ability to incur indebtedness. Further, the 2014 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, we must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2014 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters of not less than 3.50 to 1.00. We must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness (as defined in the 2014 Credit Facility) to (y) EBITDA (as defined in the 2014 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3.00 to 1.00; provided, that on the completion of a material acquisition, we may increase the ratio by 0.50 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters. We were in compliance with these covenants at the end of the second quarter of fiscal 2015.
The 2014 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate our obligations under the 2014 Credit Facility, except that acceleration will be automatic in the case of bankruptcy and insolvency events of default. The interest rate on the non-current debt outstanding under the credit facilities was 1.47% and 1.42% at the end of the second quarter of fiscal 2015 and fiscal year end 2014, respectively.
Uncommitted Facilities
We also have two $75 million revolving credit facilities which are uncommitted (the “Uncommitted Facilities”). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The interest rate on the Uncommitted Facilities is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and us. The $124.0 million outstanding at the end of the second quarter of fiscal 2015 and the $57.0 million outstanding at the end of fiscal 2014 under the Uncommitted Facilities are classified as short-term in the Condensed Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 1.12% at the end of second quarter of fiscal 2015 and 1.15% at the end of fiscal 2014.
For additional discussion of our debt, see Note 8 of Notes to the Condensed Consolidated Financial Statements.
Repatriation of Foreign Earnings and Income Taxes
As of the end of the second quarter of fiscal 2015, $115.8 million of cash and cash equivalents was held by our foreign subsidiaries.  If these funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. taxes to repatriate the funds due to intercompany financing arrangements with our foreign subsidiaries.  While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2014 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
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
Non-GAAP non-operating income (loss), net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income (loss), net excludes acquisition and divestiture gains/losses associated with unusual acquisition related items such as intangible asset impairment charges and gains or losses related to the acquisition or sale of certain businesses and investments, and a gain on an equity sale. These gains/losses are specific to particular acquisitions and divestitures and vary significantly in amount and timing. Non-GAAP non-operating income, net also excludes the write-off of debt issuance costs associated with terminated and/or modified credit facilities and costs associated with the issuance of new credit facilities and Senior Notes that were not capitalized as debt issuance costs. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
Non-GAAP income tax provision
We believe that providing investors with the non-GAAP income tax provision is beneficial because it provides for consistent treatment of the excluded items in our non-GAAP presentation. In fiscal 2015 we began calculating a non-GAAP tax rate separate from the GAAP rate as we expect this to add consistency in the quarterly non-GAAP trends. We have not retroactively gone back to prior periods to restate our quarterly non-GAAP results with a similar separate rate. Therefore, comparability between periods may be affected.
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

These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our “core operating performance” as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring costs, amortization of purchased intangible assets, stock based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a gain on an equity sale, a write off of debt issuance costs and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A)-( K ) below,

(In millions, except per share amounts)		Second Quarter of				First Two Quarters of
		2015		2014		2015		2014
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$303.9	51.9%	$354.6	55.2%	$611.1	52.3%	$681.5	54.7%
Restructuring charges	( A )	0.3	0.1%	0.1	—%	0.5	—%	0.2	—%
Amortization of purchased intangible assets	( B )	23.0	3.9%	20.0	3.1%	45.5	3.9%	40.9	3.3%
Stock-based compensation	( C )	1.0	0.2%	0.8	0.2%	1.9	0.2%	1.5	0.1%
Amortization of acquisition-related inventory step-up	( D )	—	—%	0.1	—%	—	—%	0.1	—%
Non-GAAP gross margin:		$328.2	56.1%	$375.6	58.5%	$659.0	56.4%	$724.2	58.1%
OPERATING EXPENSES:
GAAP operating expenses:		$267.9	45.7%	$257.4	40.1%	$535.6	45.8%	$508.6	40.8%
Restructuring charges	( A )	(5.2)	(0.9)%	(0.8)	(0.1)%	(6.3)	(0.5)%	(1.1)	(0.1)%
Amortization of purchased intangible assets	( B )	(17.8)	(3.0)%	(17.8)	(2.8)%	(36.0)	(3.1)%	(37.5)	(3.0)%
Stock-based compensation	( C )	(11.0)	(1.9)%	(10.2)	(1.6)%	(22.6)	(1.9)%	(19.6)	(1.6)%
Acquisition / divestiture items	( E )	(2.8)	(0.5)%	(2.0)	(0.3)%	(5.6)	(0.5)%	(3.4)	(0.3)%
Non-GAAP operating expenses:		$231.1	39.4%	$226.6	35.3%	$465.1	39.8%	$447.0	35.8%
OPERATING INCOME:
GAAP operating income:		$36.0	6.1%	$97.2	15.1%	$75.5	6.5%	$172.9	13.9%
Restructuring charges	( A )	5.5	0.9%	0.9	0.1%	6.8	0.6%	1.3	0.1%
Amortization of purchased intangible assets	( B )	40.8	7.0%	37.8	5.9%	81.5	7.0%	78.4	6.3%
Stock-based compensation	( C )	12.0	2.0%	11.0	1.8%	24.5	2.0%	21.1	1.6%
Amortization of acquisition-related inventory step-up	( D )	—	—%	0.1	—%	—	—%	0.1	—%
Acquisition / divestiture items	( E )	2.8	0.6%	2.0	0.3%	5.6	0.5%	3.4	0.3%
Non-GAAP operating income:		$97.1	16.6%	$149.0	23.2%	$193.9	16.6%	$277.2	22.2%
NON-OPERATING INCOME (LOSS), NET:
GAAP non-operating income (loss), net:		$(0.2)		$1.6		$4.5		$14.4
Acquisition / divestiture items	( E )	0.2		2.6		(5.6)		4.3
Gain on an equity sale	( F )	—		—		—		(15.1)
Debt issuance cost write-off	( G )	0.1		—		—		—
Non-GAAP non-operating loss, net:		$0.1		$4.2		$(1.1)		$3.6
			GAAP and Non-GAAP Tax Rate % ( K )		GAAP and Non-GAAP Tax Rate % ( K )		GAAP and Non-GAAP Tax Rate % ( K )		GAAP and Non-GAAP Tax Rate % ( K )
INCOME TAX PROVISION:

GAAP income tax provision:		$10.0	28%	$20.7	21%	$20.2	25%	$41.1	22%
Non-GAAP items tax effected:	( H )	17.2		11.4		29.0		22.4
Difference in GAAP and Non-GAAP tax rate	( I )	(3.9)		—		(2.9)		—
Tax on gain on an equity sale	( J )	—		—		—		(5.8)
Non-GAAP income tax provision:		$23.3	24%	$32.1	21%	$46.3	24%	$57.7	21%
NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.		$25.9		$77.9		$60.0		$146.5
Restructuring charges	( A )	5.5		0.9		6.8		1.3
Amortization of purchased intangible assets	( B )	40.8		37.8		81.5		78.4
Stock-based compensation	( C )	12.0		11.0		24.5		21.1
Amortization of acquisition-related inventory step-up	( D )	—		0.1		—		0.1
Acquisition / divestiture items	( E )	3.0		4.6		—		7.7
Gain on an equity sale	( F )	—		—		—		(15.1)
Debt issuance cost write-off	( G )	0.1		—		—		—
Non-GAAP tax adjustments	( H ), ( I ), ( J )	(13.3)		(11.4)		(26.1)		(16.6)
Non-GAAP net income attributable to Trimble Navigation Ltd.		$74.0		$120.9		$146.7		$223.4

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.10		$0.29		$0.23		$0.55
Restructuring charges	( A )	0.02		—		0.03		0.01
Amortization of purchased intangible assets	( B )	0.16		0.14		0.31		0.30
Stock-based compensation	( C )	0.04		0.04		0.09		0.08
Amortization of acquisition-related inventory step-up	( D )	—		—		—		—
Acquisition / divestiture items	( E )	0.01		0.02		—		0.03
Gain on an equity sale	( F )	—		—		—		(0.06)
Debt issuance cost write-off	( G )	—		—		—		—
Non-GAAP tax adjustments	( H ), ( I ), ( J )	(0.05)		(0.04)		(0.10)		(0.07)
Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.28		$0.45		$0.56		$0.84
OPERATING LEVERAGE:
Increase (decrease) in non-GAAP operating income		$(51.9)		$28.7		$(83.3)		$46.7
Increase (decrease) in revenue		$(56.4)		$65.9		$(78.5)		$114.5
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)		N/A		43.6%		N/A		40.8%

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

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the second quarter and first two quarters of fiscal 2015 and 2014, stock-based compensation was allocated as follows:

	Second Quarter of		First Two Quarters of
(Dollars in millions)	2015	2014	2015	2014
Cost of sales	$1.0	$0.8	$1.9	$1.5
Research and development	2.1	1.7	4.3	3.2
Sales and Marketing	2.2	2.1	4.5	4.0
General and administrative	6.7	6.4	13.8	12.4
	$12.0	$11.0	$24.5	$21.1

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

F.
Gain on an equity sale. Included in our GAAP presentation of non-operating income (loss), net this amount represents a gain on a partial equity sale of Virtual Site Solutions. We excluded the gain from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-GAAP measures because it facilitates an evaluation of our non-operating income trends.

G.
Debt issuance cost write-off. Included in our GAAP non-operating income (loss), net this amount represents a write-off of debt issuance costs for terminated and/or modified credit facilities and costs associated with the issuance of new credit facilities and Senior Notes that were not capitalized as debt issuance costs. We excluded the debt issuance cost write-off from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-operating income to facilitate a more meaningful evaluation of our non-operating income trends.

H.
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items ( A ) - ( G ) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

I.
Difference in GAAP and Non-GAAP tax rate. This amount represents the difference between the GAAP and Non-GAAP tax rates applied to the Non-GAAP Operating Income plus the Non-GAAP Non-Operating Income (Loss), Net. In fiscal 2015 we began calculating a non-GAAP tax rate separate from the GAAP rate as we expect this to add consistency in the quarterly trends. We have not retroactively gone back to prior periods to restate them with a similar separate rate. Therefore, comparability between periods may be affected.

J.
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

K.
GAAP and non-GAAP tax rate %. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods. However, this comparability may be impacted since we began separately calculating a non-GAAP tax rate in fiscal 2015.

Non-GAAP Operating Income
Non-GAAP operating income decreased by $51.9 million and $83.3 million for the second quarter and first two quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. Non-GAAP operating income as a percentage of total revenue was 16.6% for both the second quarter and first two quarters of fiscal 2015, respectively, as compared to 23.2% and 22.2% for the corresponding periods in fiscal 2014, respectively. The Non-GAAP operating income and Non-GAAP operating income percentage for the second quarter and first two quarters of fiscal 2015 decreased primarily due to revenue shortfalls in Engineering and Construction and Field Solutions as well as gross margin compression in Engineering and Construction. Acquisitions also contributed to the operating income decline, particularly within Engineering and Construction.
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
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Swedish Krona, New Zealand Dollar and Canadian Dollar. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the second quarter of fiscal 2015, revenue and operating income was negatively impacted by foreign currency exchange rates by $26.3 million and $1.7 million, respectively.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Chinese Yuan, Indian Rupee, Brazilian Real, South African Rand, Swedish Krona, Swiss Franc, Euro and British pound. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the second quarter of fiscal 2015 and fiscal year end 2014 are summarized as follows (in millions):

	Second Quarter of Fiscal 2015		Fiscal Year End 2014
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(74.6)	$(1.2)	$(58.4)	$(1.1)
Sold	$102.6	$(0.3)	$132.9	$2.6

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On August 9, 2013, Harbinger Capital Partners, LLC and additional plaintiffs (“Harbinger Plaintiffs”) filed a lawsuit against Deere & Co., Garmin International, Inc., the Company and two other defendants in the U.S. District Court in Manhattan in connection with the Harbinger Plaintiffs’ investment in LightSquared.  The Harbinger Plaintiffs alleged, among other things, fraud and negligent misrepresentation, claiming that the defendants were aware of material facts that caused the Federal Communications Commission to take adverse action against LightSquared and affirmatively misrepresented and failed to disclose those facts prior to the Harbinger Plaintiffs’ investment in LightSquared.  The Harbinger Plaintiffs sought $1.9 billion in damages from the defendants.  On November 1, 2013, debtor LightSquared, Inc. and two related parties (“LightSquared Plaintiffs”) filed suit against the same defendants in the U.S. Bankruptcy Court in Manhattan.   The LightSquared Plaintiffs asserted claims similar to those made by the Harbinger Plaintiffs, as well as additional claims, including breach of contract and tortious interference, and alleged that LightSquared invested billions of dollars in reliance on the promises and representations of defendants.  On January 31, 2014, the U.S. District Court granted defendants’ motion to withdraw the LightSquared action from the U.S. Bankruptcy Court to the U.S. District Court. On February 5, 2015, the U.S. District Court dismissed all claims brought by the Harbinger Plaintiffs and the majority of those brought by the LightSquared Plaintiffs, including those for breach of contract, promissory estoppel, quantum merit, and tortious interference, but allowed the LightSquared Plaintiffs' claims of negligent representation and constructive fraud to proceed to discovery.  On February 11, 2015, the Harbinger Plaintiffs filed a notice of appeal of the District Court’s dismissal of their claims.  Although an unfavorable outcome of these litigation matters may have a material adverse effect on our operating results, liquidity, or financial position, we believe the claims in these lawsuits are without merit and intends to vigorously contest these lawsuits.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table provides information relating to our purchases of equity securities for the second quarter of fiscal 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

April 4, 2015 – May 8, 2015	255,313	$25.39	255,313	$230,914,128
May 9, 2015 – June 5, 2015	2,215,908	$24.31	2,215,908	177,035,836
June 6, 2015 – July 3, 2015	—	—	—	177,035,836
Total	2,471,221	$24.74	2,471,221

(1) In August 2014, the Company’s Board of Directors approved a stock repurchase program (“2014 Stock Repurchase Program”), authorizing the Company to repurchase up to $300.0 million of Trimble’s common stock. At the end of the second quarter of fiscal 2015 the 2014 Stock Repurchase Program had remaining authorized funds of $177.0 million. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without public notice.
ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 7, 2015. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 11, 2015. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 11, 2015. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 11, 2015. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 11, 2015. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed March 25, 2015.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Furnished or filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ François Delépine
François Delépine
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: August 11, 2015

EXHIBIT INDEX
.

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 7, 2015. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 11, 2015. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 11, 2015. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 11, 2015. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 11, 2015. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed March 25, 2015.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Furnished or filed herewith.