Form 10-Q
period 2015-10-02
TRIMBLE NAVIGATION LTD /CA/
filed 2015-11-10
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 2, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2015, there were 250,481,619 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended October 2, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Third Quarter of	Fiscal Year End
As of	2015	2014
(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$123.6	$148.0
Accounts receivable, net	344.5	362.0
Other receivables	15.4	29.5
Inventories, net	271.4	278.1
Deferred income taxes	51.9	45.6
Other current assets	46.2	39.4
Total current assets	853.0	902.6
Property and equipment, net	162.0	157.4
Goodwill	2,083.7	2,085.8
Other purchased intangible assets, net	502.1	594.5
Other non-current assets	119.1	118.6
Total assets	$3,719.9	$3,858.9
LIABILITIES
Current liabilities:
Current portion of long-term debt	$150.3	$64.4
Accounts payable	97.2	103.8
Accrued compensation and benefits	82.7	98.9
Deferred revenue	243.0	211.6
Accrued warranty expense	19.1	20.6
Other current liabilities	95.2	89.0
Total current liabilities	687.5	588.3
Non-current portion of long-term debt	609.1	674.0
Non-current deferred revenue	32.0	26.3
Deferred income taxes	93.8	121.1
Other non-current liabilities	94.3	95.8
Total liabilities	1,516.7	1,505.5
Commitments and contingencies (Note 8)
EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3.0 shares authorized; none outstanding	—	—
Common stock, no par value; 360.0 shares authorized; 250.0 and 259.2 shares issued and outstanding as of the end of the third quarter of fiscal 2015 and fiscal year end 2014, respectively	1,216.0	1,207.3
Retained earnings	1,133.2	1,211.0
Accumulated other comprehensive loss	(147.0)	(76.7)
Total Trimble Navigation Ltd. shareholders’ equity	2,202.2	2,341.6
Noncontrolling interests	1.0	11.8
Total equity	2,203.2	2,353.4
Total liabilities and equity	$3,719.9	$3,858.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
(In millions, except per share amounts)	2015	2014	2015	2014
Revenue:
Product	$373.0	$415.6	$1,168.2	$1,327.1
Service	103.9	98.3	310.5	291.7
Subscription	85.4	70.9	252.0	212.9
Total revenue	562.3	584.8	1,730.7	1,831.7
Cost of sales:
Product	175.5	189.3	554.0	605.4
Service	39.4	36.8	123.0	108.6
Subscription	26.1	21.8	75.8	58.4
Amortization of purchased intangible assets	23.3	20.1	68.8	61.0
Total cost of sales	264.3	268.0	821.6	833.4
Gross margin	298.0	316.8	909.1	998.3
Operating expense:
Research and development	79.6	79.0	251.3	237.2
Sales and marketing	89.1	95.8	281.8	288.8
General and administrative	63.2	111.4	192.1	230.2
Restructuring charges	2.7	0.2	9.0	1.3
Amortization of purchased intangible assets	17.4	19.3	53.4	56.8
Total operating expense	252.0	305.7	787.6	814.3
Operating income	46.0	11.1	121.5	184.0
Non-operating income (expense), net:
Interest expense, net	(6.4)	(3.0)	(19.1)	(9.8)
Foreign currency transaction gain (loss)	0.1	(3.2)	1.2	(3.8)
Income from equity method investments	4.7	2.8	14.1	11.5
Other income (expense), net	(0.9)	(0.6)	5.8	12.5
Total non-operating income (expense), net	(2.5)	(4.0)	2.0	10.4
Income before taxes	43.5	7.1	123.5	194.4
Income tax provision (benefit)	6.5	(4.7)	26.7	36.4
Net income	37.0	11.8	96.8	158.0
Less: Net loss attributable to noncontrolling interests	(0.1)	—	(0.3)	(0.3)
Net income attributable to Trimble Navigation Ltd.	$37.1	$11.8	$97.1	$158.3
Basic income per share	$0.15	$0.05	$0.38	$0.61
Shares used in calculating basic income per share	254.8	260.3	257.5	260.4
Diluted income per share	$0.14	$0.04	$0.37	$0.60
Shares used in calculating diluted income per share	257.2	264.4	260.3	265.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Third Quarter of		First Three Quarters of
	2015	2014	2015	2014
(In millions)
Net income	$37.0	$11.8	$96.8	$158.0
Foreign currency translation adjustments, net of tax	(15.3)	(63.9)	(70.5)	(64.6)
Net unrealized actuarial gain, net of tax	—	0.1	0.2	0.1
Comprehensive income (loss)	21.7	(52.0)	26.5	93.5
Less: Comprehensive loss attributable to noncontrolling interests	(0.1)	—	(0.3)	(0.3)
Comprehensive income (loss) attributable to Trimble Navigation Ltd.	$21.8	$(52.0)	$26.8	$93.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters of
(In millions)	2015	2014
Cash flow from operating activities:
Net income	$96.8	$158.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	27.0	24.1
Amortization expense	122.2	117.8
Provision for doubtful accounts	1.7	2.9
Deferred income taxes	(0.5)	(1.2)
Stock-based compensation	37.3	32.1
Income from equity method investments	(14.1)	(11.5)
Gain on an equity sale	—	(15.1)
Acquisition / divestiture gain (loss)	(5.8)	6.0
Excess tax benefit for stock-based compensation	(1.4)	(14.1)
Provision for excess and obsolete inventories	5.1	3.5
Other non-cash items	9.0	(0.6)
Add decrease (increase) in assets:
Accounts receivable	12.3	(12.7)
Other receivables	6.5	(4.7)
Inventories	(6.4)	(27.2)
Other current and non-current assets	(9.5)	(12.9)
Add increase (decrease) in liabilities:
Accounts payable	(6.9)	(6.8)
Accrued compensation and benefits	(15.4)	(9.3)
Deferred revenue	38.6	41.9
Accrued warranty expense	(1.4)	2.7
Other liabilities	(18.7)	37.6
Net cash provided by operating activities	276.4	310.5
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(101.7)	(170.9)
Acquisitions of property and equipment	(35.7)	(35.0)
Purchases of equity investments	(3.6)	(10.9)
Acquisitions of intangible assets	(0.1)	(7.0)
Net proceeds from sale of business	12.1	—
Dividends received from equity investments	15.3	25.9
Other	0.3	(4.5)
Net cash used in investing activities	(113.4)	(202.4)
Cash flow from financing activities:
Issuances of common stock, net of tax withholding	29.1	53.6
Payments related to repurchases of common stock	(234.4)	(65.0)
Excess tax benefit for stock-based compensation	1.4	14.1
Proceeds from debt and revolving credit lines	458.0	42.0
Payments on debt and revolving credit lines	(431.1)	(153.3)
Net cash used in financing activities	(177.0)	(108.6)
Effect of exchange rate changes on cash and cash equivalents	(10.4)	(7.2)
Net decrease in cash and cash equivalents	(24.4)	(7.7)
Cash and cash equivalents, beginning of period	148.0	147.2
Cash and cash equivalents, end of period	$123.6	$139.5

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
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2014 was January 2, 2015. The third quarter of fiscal 2015 and 2014 ended on October 2, 2015 and October 3, 2014, respectively. Both fiscal 2015 and 2014 are 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The accompanying financial data for and as of the end of the third quarter of fiscal 2015 and for the third quarter and the first three quarters of fiscal 2015 and 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2014 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2014. The following discussion should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary have been made to present a fair statement of results for the interim periods presented. The results of operations for the third quarter and the first three quarters of fiscal 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.
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

In the third quarter of fiscal 2015, the Company identified an error in its previously reported financial statements with regard to a portion of its goodwill balance arising from deferred tax liabilities in foreign jurisdictions that had not been properly translated to U.S. dollars. As a result, both goodwill and the cumulative translation adjustment included in Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets were overstated and the resulting foreign currency translation adjustment component of Other comprehensive income (loss) was incorrect. There was no impact on Net Income or Cash Flows.

The Company evaluated the impact of the error, both quantitatively and qualitatively, and concluded that the differences were not material individually or in the aggregate to any of the prior reporting periods. The impact has no effect on Net Income or Cash Flows, but in light of the significance of the cumulative amount of the error on comprehensive income on the third quarter and the projected full year 2015, the Company has revised previously issued financial information for periods contained in this Quarterly Report on Form 10-Q to correct for the foreign currency translation figures. Periods not presented herein will be revised, as applicable, when they are included in future filings. See Note 14 of the Notes to Condensed Consolidated Financial Statements for further information.
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting polices during the first three quarters of fiscal 2015 from those disclosed in the Company’s most recent Form 10-K.
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

In September 2015, the FASB issued new guidance related to business combinations. The new guidance requires that any adjustments to provisional amounts in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The standard is effective for the Company in fiscal 2016, although early adoption is permitted. The Company is currently evaluating the effect of this guidance on its consolidated financial statements and related disclosures.

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
NOTE 4. SHAREHOLDERS’ EQUITY
Stock Repurchase Activities
In August 2014, the Company's Board of Directors approved a stock repurchase program (2014 Stock Repurchase Program), authorizing the Company to repurchase up to $300.0 million of Trimble’s common stock, replacing a stock repurchase program which had been in place since 2011. In August 2015, the Company’s Board of Directors approved a stock repurchase program (2015 Stock Repurchase Program), authorizing the Company to repurchase up to $400.0 million of Trimble’s common stock, replacing the 2014 Stock Repurchase Program.
During the first three quarters of fiscal 2015, the Company repurchased approximately 7.5 million shares of common stock in open market purchases, at an average price of $21.29 per share, for a total of $159.4 million. This total includes $75.1 million and $84.3 million of open market purchases completed under the 2015 and 2014 Stock Repurchase Programs, respectively.
In addition, in September 2015, the Company entered into an accelerated share repurchase agreement, or ASR, with an investment bank, under which the Company made an upfront payment of $75 million to purchase shares of its common stock and received an initial delivery of 3.7 million shares. The final number of shares to be repurchased will be based on the volume-weighted average share price of Trimble’s common stock during the term of the ASR, minus a discount. The final settlement of the transactions under the ASR agreement will take place in the fourth quarter of 2015.
The Company accounted for the ASR program as two separate transactions: (i) the initial 3.7 million shares received valued at $68.2 million represents a stock repurchase transaction and (ii) the remaining $6.8 million represents a forward contract indexed to the Company's common stock. The initial delivery of 3.7 million shares resulted in an immediate reduction, on the delivery date, of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share.
During the first three quarters of fiscal 2014, under the provisions of both the 2014 and 2011 Stock Repurchase Programs, the Company repurchased approximately 2.1 million shares of common stock in open market purchases at an average price of $31.20 per share, for a total of $65.0 million.
Stock repurchases are reflected as a decrease to common stock based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. As a result of the 2015 repurchases, retained earnings was reduced by $173.7 million in the first three quarters of fiscal 2015. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been canceled.
At the end of the third quarter of fiscal 2015, the 2015 Stock Repurchase Program had remaining authorized funds of $249.9 million. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.

Stock-Based Compensation Expense
The Company accounts for its employee stock options, restricted stock units and employee stock purchase plan (ESPP) under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s Condensed Consolidated Statements of Income.
The following table summarizes stock-based compensation expense related to employee stock-based compensation (for all plans) included in the unaudited Condensed Consolidated Statements of Income for the third quarter and the first three quarters of fiscal 2015 and 2014.

	Third Quarter of		First Three Quarters of
	2015	2014	2015	2014
(Dollars in millions)
Cost of sales	$1.0	$0.8	$2.9	$2.3
Research and development	2.1	1.6	6.4	4.8
Sales and marketing	2.2	2.0	6.7	6.0
General and administrative	7.5	6.6	21.3	19.0
Total operating expenses	11.8	10.2	34.4	29.8
Total stock-based compensation expense	$12.8	$11.0	$37.3	$32.1
Fair Value of Trimble Options
Stock option expense recognized in the Condensed Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures.
The compensation expense related to these awards is valued as of the grant date using a binomial valuation model and is recognized on a straight-line basis over the vesting period, typically four to five years. The binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For options granted during the third quarter and the first three quarters of fiscal 2015 and 2014, the following weighted average assumptions were used:

	Third Quarter of		First Three Quarters of
	2015	2014	2015	2014
Expected dividend yield	—	—	—	—
Expected stock price volatility	35.4%	35.4%	35.4%	35.4%
Risk free interest rate	1.2%	0.9%	1.4%	1.2%
Expected life of options	3.8 years	3.9 years	4.3 years	4.0 years
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
Fair Value of Restricted Stock Units
Restricted stock units are converted into shares of Trimble common stock upon vesting, on a one-for-one basis, and typically vest at the end of three years. The compensation expense related to these awards is valued as of the grant date using the fair value of Trimble’s common stock and is recognized on a straight-line basis over the vesting period.
Fair Value of Employee Stock Purchase Plan

Rights to purchase shares are generally granted during the first and third quarter of each year. The compensation expense related to these rights granted under the Employee Stock Purchase Plan is valued as of the grant date using the Black-Scholes option-pricing model.
Fair Value of Market-Based Restricted Stock Units
Market-based restricted stock units are based on the achievement of the Company’s relative total shareholder return (TSR) of its common stock as compared to the TSR of the constituents of the S&P 500 at the start of the performance period. The number of shares that may be issued will range from 0% to 200% of the units granted. The compensation expense related to these awards is valued as of the grant date using a Monte Carlo simulation and is recognized on a straight-line basis over the vesting period.
NOTE 5. BUSINESS COMBINATIONS
During the first three quarters of fiscal 2015, the Company acquired ten businesses, all with cash consideration, in its Engineering and Construction, Field Solutions and Mobile Solutions segments. The Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition. The acquisitions were not significant individually or in the aggregate. The purchase prices ranged from less than $2.0 million to $30.0 million. The largest acquisition was a Norwegian company specializing in Building Information Modeling (BIM) software for infrastructure design software solutions across the European region. In the aggregate, the businesses acquired during the first three quarters of fiscal 2015 collectively contributed less than two percent to the Company's total revenue during the first three quarters of fiscal 2015.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in the last quarter of fiscal 2014 and the first three quarters of fiscal 2015, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to the acquisitions, including the changes in the fair value of the contingent consideration liabilities, of $2.7 million and $9.8 million for the third quarter and the first three quarters of fiscal 2015, respectively, and $4.1 million and $7.5 million for the corresponding periods of fiscal 2014, respectively, were expensed as incurred and were included in General and administrative expense in the Condensed Consolidated Statements of Income.
The following table summarizes the Company’s business combinations completed during the first three quarters of fiscal 2015.

First Three Quarters of
2015
(Dollars in millions)
Fair value of total purchase consideration	$111.0
Less fair value of net assets acquired:
Net tangible assets acquired	5.4
Identifiable intangible assets	52.8
Deferred income taxes	(8.9)
Goodwill	$61.7

Intangible Assets
Intangible Assets consisted of the following:

As of	Third Quarter of Fiscal 2015			Fiscal Year End 2014
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$786.5	$(512.4)	$274.1	$770.4	$(445.4)	$325.0
Trade names and trademarks	52.0	(38.4)	13.6	51.2	(33.9)	17.3
Customer relationships	443.1	(248.4)	194.7	455.0	(226.8)	228.2
Distribution rights and other intellectual properties	78.9	(59.2)	19.7	78.5	(54.5)	24.0
	$1,360.5	$(858.4)	$502.1	$1,355.1	$(760.6)	$594.5
The estimated future amortization expense of purchased intangible assets as of the end of the third quarter of fiscal 2015 was as follows:

(Dollars in millions)
2015 (Remaining)	$40.5
2016	147.7
2017	124.8
2018	96.1
2019	54.4
Thereafter	38.6
Total	$502.1
Goodwill
The changes in the carrying amount of goodwill by segment for the first three quarters of fiscal 2015 were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
Balance as of fiscal year end 2014	$1,170.6	$96.0	$796.0	$23.2	$2,085.8
Additions due to acquisitions	33.6	11.1	17.0	—	61.7
Purchase price adjustments	(0.6)	1.7	—	—	1.1
Foreign currency translation adjustments	(41.4)	(2.4)	(5.0)	(1.8)	(50.6)
Divestiture	(14.3)	—	—	—	(14.3)
Balance as of the end of the third quarter of fiscal 2015	$1,147.9	$106.4	$808.0	$21.4	$2,083.7

NOTE 6. INVENTORIES
Inventories, net, consisted of the following:

	Third Quarter of	Fiscal Year End
As of	2015	2014
(Dollars in millions)
Raw materials	$94.9	$116.8
Work-in-process	6.9	4.8
Finished goods	169.6	156.5
Total inventories, net	$271.4	$278.1
Finished goods includes $15.3 million as of the end of the third quarter of fiscal 2015 and $9.4 million as of fiscal year end 2014 for costs that have been deferred in connection with deferred revenue arrangements.
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

The Company’s CODM, its Chief Executive Officer, evaluates each of its segment’s performance and allocates resources based on segment operating income before income taxes and some corporate allocations. The Company and each of its segments employ consistent accounting policies. In each of its segments the Company sells many individual products. For this reason it is impracticable to segregate and identify revenue for each of the individual products or group of products.
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

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
Third Quarter of Fiscal 2015
Segment revenue	$326.4	$73.5	$131.6	$30.8	$562.3
Operating income	68.8	19.5	23.1	10.8	122.2
Depreciation expense	3.5	0.3	1.4	0.1	5.3
Third Quarter of Fiscal 2014
Segment revenue	$342.2	$88.8	$121.2	$32.6	$584.8
Operating income	74.2	26.1	19.5	9.6	129.4
Depreciation expense	3.4	0.2	1.5	0.2	5.3
First Three Quarters of Fiscal 2015
Segment revenue	$964.2	$275.9	$388.1	$102.5	$1,730.7
Operating income	166.3	85.0	62.5	37.1	350.9
Depreciation expense	10.6	0.9	4.0	0.4	15.9
First Three Quarters of Fiscal 2014
Segment revenue	$1,019.6	$341.4	$362.7	$108.0	$1,831.7
Operating income	231.0	119.4	58.5	34.4	443.3
Depreciation expense	9.7	0.6	4.0	0.5	14.8
As of the Third Quarter of Fiscal 2015
Accounts receivable	$210.5	$45.2	$66.8	$22.0	$344.5
Inventories	187.4	39.9	28.6	15.5	271.4
Goodwill	1,147.9	106.4	808.0	21.4	2,083.7
As of Fiscal Year End 2014
Accounts receivable	$227.7	$51.6	$62.9	$19.8	$362.0
Inventories	185.2	51.0	26.1	15.8	278.1
Goodwill	1,170.6	96.0	796.0	23.2	2,085.8
Historically, the Company allocated stock-based compensation to each segment. Beginning with the first quarter of fiscal 2015, the Company changed its methodology for allocating stock-based compensation to its segments. Stock-based compensation is shown in the aggregate within unallocated corporate expense and not reflected in the segment results, which is consistent with the way the CODM evaluates each of the segment's performance and allocates resources. The Company has adjusted the presentation of segment information for the third quarter and first three quarters of fiscal 2014 to conform to the current year methodology. The following table shows the amount of stock-based compensation that had been previously allocated to the business segments in the third quarter and first three quarters of fiscal 2014 and the impact to those segments' Operating income.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
Third Quarter of Fiscal 2014
Operating income	$74.2	$26.1	$19.5	$9.6	$129.4
Previously allocated stock-based compensation	(3.6)	(0.9)	(1.3)	(0.5)	(6.3)
Previously reported operating income	$70.6	$25.2	$18.2	$9.1	$123.1

First Three Quarters of Fiscal 2014
Operating income	$231.0	$119.4	$58.5	$34.4	$443.3
Previously allocated stock-based compensation	(11.0)	(2.6)	(3.7)	(1.5)	(18.8)
Previously reported operating income	$220.0	$116.8	$54.8	$32.9	$424.5
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Third Quarter of		First Three Quarters of
	2015	2014	2015	2014
(Dollars in millions)
Consolidated segment operating income	$122.2	$129.4	$350.9	$443.3
Unallocated corporate expense	(32.8)	(74.8)	(97.4)	(134.0)
Amortization of purchased intangible assets	(40.7)	(39.4)	(122.2)	(117.8)
Acquisition costs	(2.7)	(4.1)	(9.8)	(7.5)
Consolidated operating income	46.0	11.1	121.5	184.0
Non-operating income (expense), net:	(2.5)	(4.0)	2.0	10.4
Consolidated income before taxes	$43.5	$7.1	$123.5	$194.4
Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up, restructuring charges, stock-based compensation expense and litigation reserves. In the third quarter and first three quarters of fiscal 2014, unallocated corporate expenses included litigation reserves of $52.0 million, of which $51.3 million relates to Recreational Data Services, Inc. (RDS) that was reserved during the third quarter based on a jury verdict in favor of the plaintiff, RDS and then reversed during the fourth quarter after the judge overturned the verdict.
NOTE 8. DEBT, COMMITMENTS AND CONTINGENCIES
Debt consisted of the following:

	Third Quarter of	Fiscal Year End
As of	2015	2014
(Dollars in millions)
Notes	$400.0	$400.0
Unamortized discount on Notes	(2.9)	(3.2)
Credit Facilities:
2014 Credit facility	211.0	277.0
Uncommitted facilities	150.0	57.0
Promissory notes and other debt	1.3	7.6
Total debt	759.4	738.4
Less current portion of long-term debt	150.3	64.4
Non-current portion	$609.1	$674.0

Notes
On October 30, 2014, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) for the issuance of senior debt securities. On November 24, 2014, the Company issued $400.0 million of Senior Notes (“Notes”) under the shelf registration statement. Net proceeds from the offering were $396.9 million after deducting the 0.795% discount on the public offering price. The Company recognized $3.0 million of debt issuance costs associated with the issuance of the Notes, including an underwriting discount of $2.6 million. The discount and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes. The Notes mature on December 1, 2024 and accrue interest at a rate of 4.75% per annum, payable semiannually in arrears in cash on December 1 and June 1 of each year, beginning on June 1, 2015. The Notes are classified as long-term in the Condensed Consolidated Balance Sheet.
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
Credit Facilities
2014 Credit Facility
On November 24, 2014, the Company entered into a new five-year credit agreement with a group of lenders (the “2014 Credit Facility”). The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion and a letter of credit sub-facility of up to $50.0 million. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and/or term loan facilities may be established in an amount up to $500.0 million. The outstanding balance as of the end of the third fiscal quarter of 2015 of $211.0 million is classified as long-term in the Condensed Consolidated Balance Sheet.
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
The 2014 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2014 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company's ability to create liens and enter into sale and leaseback transactions, and that restrict its subsidiaries’ ability to incur indebtedness. Further, the 2014

Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, the Company must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2014 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters of not less than 3.50 to 1.00. The Company must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness (as defined in the 2014 Credit Facility) to (y) EBITDA (as defined in the 2014 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3.00 to 1.00; provided, that on the completion of a material acquisition, the Company may increase the ratio by 0.50 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters. The Company was in compliance with these covenants at the end of the third quarter of fiscal 2015.
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
The interest rate on the non-current debt outstanding under the credit facilities was 1.46% and 1.42% at the end of the third quarter of fiscal 2015 and fiscal year end 2014, respectively.
Uncommitted Facilities
The Company also has two $75 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The interest rate on the Uncommitted Facilities is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company. The $150.0 million outstanding at the end of the third quarter of fiscal 2015 and the $57.0 million outstanding at the end of fiscal 2014 under the Uncommitted Facilities are classified as short-term in the Condensed Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 1.13% at the end of the third quarter of fiscal 2015 and 1.15% at the end of fiscal 2014.
Promissory Notes and Other Debt
At the end of the third quarter of fiscal 2015 and the end of fiscal 2014, the Company had promissory notes and other notes payable totaling approximately $1.3 million and $7.6 million, respectively, of which less than $1.0 million for both periods was classified as long-term in the Consolidated Balance Sheet.
Debt Maturities
At the end of the third quarter of fiscal 2015, the Company's debt maturities based on outstanding principal were as follows (dollars in millions):

Year Payable
2015 (Remaining)	$150.1
2016	0.2
2017	0.3
2018	0.2
2019	211.1
Thereafter	400.4
Total	$762.3
Leases and Other Commitments
The estimated future minimum operating lease commitments as of the end of the third quarter of fiscal 2015 are as follows (dollars in millions):

2015 (Remaining)	$9.3
2016	27.0
2017	21.8
2018	16.0
2019	12.4
Thereafter	35.8
Total	$122.3

As of the end of the third quarter of fiscal 2015, the Company had unconditional purchase obligations of approximately $132.4 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.
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

	Fair Values as of the end of the Third Quarter of Fiscal 2015				Fair Values as of Fiscal Year End 2014
(Dollars in millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	$19.9	$—	$—	$19.9	$19.2	$—	$—	$19.2
Derivative assets (2)	—	1.1	—	1.1	—	2.9	—	2.9
Contingent consideration assets (3)	—	—	7.0	7.0	—	—	8.3	8.3
Total	$19.9	$1.1	$7.0	$28.0	$19.2	$2.9	$8.3	$30.4
Liabilities
Deferred compensation plan liabilities (1)	$19.9	$—	$—	$19.9	$19.2	$—	$—	$19.2
Derivative liabilities (2)	—	0.1	—	0.1	—	1.4	—	1.4
Contingent consideration liabilities (4)	—	—	1.7	1.7	—	—	3.7	3.7
Total	$19.9	$0.1	$1.7	$21.7	$19.2	$1.4	$3.7	$24.3

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

(3)
Contingent consideration assets represents arrangements for buyers to pay the Company for certain businesses that it has divested. The fair value is determined based on the Company's expectations of future receipts. The minimum amount to be received under these arrangements is $3.5 million. Contingent consideration assets are included in Other receivables and Other non-current assets on the Company's Condensed Consolidated Balance Sheets.

(4)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payment under the arrangements is $14.6 million at the end of the third quarter of fiscal 2015, based on estimated future revenues or other milestones. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	Third Quarter of Fiscal 2015		Fiscal Year End 2014
(Dollars in millions)
Assets:
Cash and cash equivalents	$123.6	$123.6	$148.0	$148.0
Liabilities:
Notes	$400.0	$405.0	$400.0	$396.9
Credit facilities	211.0	211.0	277.0	277.0
Uncommitted facilities	150.0	150.0	57.0	57.0
Promissory notes and other debt	1.3	1.3	7.6	7.6
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
Changes in the Company’s product warranty liability during the first three quarters of fiscal 2015 are as follows:

(Dollars in millions)
Balance as of fiscal year end 2014	$20.6
Acquired warranties	0.1
Accruals for warranties issued	12.8
Changes in estimates	3.3
Warranty settlements (in cash or in kind)	(17.7)
Balance as of the end of the third quarter of fiscal 2015	$19.1
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
The following table shows the computation of basic and diluted income per share:

	Third Quarter of		First Three Quarters of
	2015	2014	2015	2014
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$37.1	$11.8	$97.1	$158.3
Denominator:
Weighted average number of common shares used in basic income per share	254.8	260.3	257.5	260.4
Effect of dilutive securities	2.4	4.1	2.8	4.7
Weighted average number of common shares and dilutive potential common shares used in diluted income per share	257.2	264.4	260.3	265.1
Basic income per share	$0.15	$0.05	$0.38	$0.61
Diluted income per share	$0.14	$0.04	$0.37	$0.60
For the third quarter of fiscal 2015 and 2014, the Company excluded 8.8 million and 1.7 million shares of outstanding stock options, respectively, from the calculation of diluted income per share because their effect would have been antidilutive. For the first three quarters of fiscal 2015 and 2014, the Company excluded 5.8 million and 0.5 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share.
NOTE 12. INCOME TAXES
In the third quarter of fiscal 2015, the Company’s effective income tax rate, after discrete items, was 15% as compared to -66%, a tax benefit, in the corresponding period in fiscal 2014. The difference year over year was primarily due to a discrete tax benefit associated with a $51.3 million litigation reserve for RDS that was reserved during the third quarter based on a jury verdict in favor of the plaintiff, RDS and then reversed during the fourth quarter after the judge overturned the verdict. In the first three quarters of fiscal 2015, the Company's effective income tax rate, after discrete items, was 22% as compared to 19% in the corresponding period in fiscal 2014. The difference was primarily due to the discrete tax benefit associated with the litigation reserve described above in the third quarter of fiscal 2014, partially offset by a tax charge on a partial equity sale of VSS in the first quarter of fiscal 2014.
Historically, the Company's effective tax rate has been lower than the U.S. federal statutory rate of 35% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. The Company has not provided U.S. taxes for all of such earnings due to the indefinite reinvestment of some of those earnings outside the U.S.
The Company and its subsidiaries are subject to U.S. federal and state, and foreign income tax. The Company is currently in different stages of multiple year examinations by the Internal Revenue Service (IRS) as well as various state and foreign taxing authorities.
In the first quarter of fiscal 2015, the Company received a Notice of Proposed Adjustment from the IRS for the fiscal years ended 2010 and 2011. The proposed adjustments primarily relate to the valuations of intercompany transfers of acquired intellectual property. The assessments of tax, interest and penalties for the years in question total $67.0 million. The Company does not agree with the IRS position and has filed a protest with the IRS Appeals Office in April 2015. No payments have been made on the assessment. The Company intends to vigorously contest the IRS position.
Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits within the next twelve months. The unrecognized tax benefits of $45.8 million and $45.6 million as of the end of the third quarter of fiscal 2015 and fiscal year end 2014, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company's unrecognized tax benefit liabilities include interest and penalties as of the end of the third quarter of fiscal 2015 and fiscal year end 2014, of $5.4 million and $4.7 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
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
On March 12, 2015, Rachel Thompson filed a putative class action complaint in California Superior Court against the Company, the members of its Board of Directors, and JP Morgan Chase Bank.  The suit alleges that the Company’s Board of Directors breached their fiduciary obligations to the Company’s shareholders by entering into a credit agreement with JP Morgan Chase Bank that contains certain change of control provisions that plaintiff contends are disadvantageous to shareholders.  The complaint seeks declaratory relief, injunctive relief and costs of the action, including attorney’s fees, but does not seek monetary damages. A proposed settlement, which would modify one provision of the credit agreement and permit the named plaintiff to seek recovery of attorney’s fees, has been reached between the parties and submitted to the court for review and approval.
From time to time, the Company is also involved in litigation arising out of the ordinary course of its business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of the Company's or its subsidiaries' property is subject.
NOTE 14. REVISIONS TO PREVIOUSLY REPORTED FINANCIAL INFORMATION

In the third quarter of fiscal 2015, the Company identified an error in its previously reported financial statements with regard to a portion of its goodwill balance arising from deferred tax liabilities in foreign jurisdictions that had not been properly translated to U.S. dollars. As a result, both goodwill and the cumulative translation adjustment included in Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets were overstated and the resulting foreign currency translation adjustment component of Other comprehensive income (loss) was incorrect. There was no impact on Net Income or Cash Flows.

The Company evaluated the impact of the error, both quantitatively and qualitatively, and concluded that the differences were not material individually or in the aggregate to any of the prior reporting periods. The impact has no effect on Net Income or Cash Flows, but in light of the significance of the cumulative amount of the error on comprehensive income on the third quarter and projected full year 2015, the Company has revised previously issued financial information for periods contained in this Quarterly Report on Form 10-Q to correct for the foreign currency translation figures.

The adjustments will also result in a reduction of the Foreign currency translation adjustment and Comprehensive income of $11.2 million and $4.0 million in the Statements of Comprehensive Income for the fiscal years 2014 and 2013, respectively. For the fiscal year 2012, the adjustment will result in an increase of the Foreign currency translation adjustment and Comprehensive income of $10.7 million. Additionally, there was no impact on Net Income or Cash Flows for fiscal years 2014, 2013 and 2012. Periods not presented herein will be revised, as applicable, when they are included in future filings.

The following table presents the impact of the adjustment to the Condensed Consolidated Balance Sheet line items as of 2014 fiscal year end (in millions):

	As of Fiscal Year End 2014
	As previously		As
Consolidated Balance Sheet Data:	Reported	Adjustment	Revised
Goodwill	$2,101.2	$(15.4)	$2,085.8
Total assets	3,874.3	(15.4)	3,858.9
Accumulated other comprehensive loss	(61.3)	(15.4)	(76.7)
Total Trimble Navigation Ltd. shareholders' equity	2,357.0	(15.4)	2,341.6
Total equity	2,368.8	(15.4)	2,353.4
Total liabilities and equity	3,874.3	(15.4)	3,858.9
The following table presents the impact of these corrections in the Condensed Consolidated Statements of Comprehensive Income for the third quarter and the first three quarters of 2014 (in millions):

	Third Quarter of 2014			First Three Quarters of 2014
Consolidated Statements of Comprehensive Income	As previously		As	As previously		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised

Net income	$11.8	$—	$11.8	$158.0	$—	$158.0
Foreign currency translation adjustments	(60.5)	(3.4)	(63.9)	(62.9)	(1.7)	(64.6)
Net unrealized actuarial gain	0.1	—	0.1	0.1	—	0.1
Comprehensive income (loss)	(48.6)	(3.4)	(52.0)	95.2	(1.7)	93.5
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to Trimble Navigation Ltd.	$(48.6)	$(3.4)	$(52.0)	$95.5	$(1.7)	$93.8

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our significant accounting polices during the first three quarters of fiscal 2015 from those disclosed in our 2014 Form 10-K.
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
In September 2015, the FASB issued new guidance related to business combinations. The new guidance requires that any adjustments to provisional amounts in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The standard is effective for us in fiscal 2016, although early adoption is permitted. We are currently evaluating the effect of this guidance on our consolidated financial statements and related disclosures.
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

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have over time redefined our technological capabilities from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D, capex and acquisitions. Over the last several years and through the first nine months of fiscal 2015, we have been spending approximately 13% to 15% of revenue on R&D and currently hold over 1,000 unique patents. We intend to continue to leverage our divisional structure to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the verticals we serve. We look for opportunities where the need for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

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

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 35 countries and third party representation in over 100 countries. In the third quarter of fiscal 2015, 48% of our sales occurred in countries outside of the U.S.

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

For the third quarter of 2015, revenue was down 4% as compared to the third quarter of 2014. The decline in revenue came primarily from softness in our Engineering and Construction and Field Solutions segments. The declines were partially offset by a revenue increase in Mobile Solutions. By geography, North America, Europe, and Rest of World were down year over year. Within the quarter, we continued to experience a shift in revenue towards a more significant mix of software, recurring revenue, and services, driven both by organic growth and acquisitions.

During the third quarter of 2015, we completed acquisitions for total consideration of $46.9 million. We acquired Vianova Systems AS, a Norwegian company specializing in Building Information Modeling (BIM) software for infrastructure design software solutions across the European region. Vianova Systems' results are reported under our Engineering and Construction business segment. We also acquired privately held Spatial Dimension, headquartered in Vancouver, Canada, with subsidiaries in South Africa, Brazil and Australia. Spatial Dimension's FlexiCadastre software is an enterprise scale land management solution adopted by leading mining companies and governments worldwide. Spatial Dimension's results are reported under our Engineering and Construction business segment. We also acquired privately held Solid Transportation, headquartered in France. Solid Transportation enables customers to integrate the activity time of drivers and provides customers with advanced embedded IT solutions. Solid's results are reported under our Mobile Solutions business segment.
Seasonality of Business
Our individual segment revenue may be affected by seasonal buying patterns. Historically, the second fiscal quarter has been the strongest quarter for the Company driven by the construction buying season. However, as a result of diversification of our business into software and subscription revenue, we may experience different seasonality in the future.

RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

	Third Quarter of		First Three Quarters of
	2015	2014	2015	2014
(Dollars in millions)
Revenue:
Product	$373.0	$415.6	$1,168.2	$1,327.1
Service	103.9	98.3	310.5	291.7
Subscription	85.4	70.9	252.0	212.9
Total revenue	$562.3	$584.8	1,730.7	1,831.7
Gross margin	$298.0	$316.8	$909.1	$998.3
Gross margin %	53.0%	54.2%	52.5%	54.5%
Operating income	$46.0	$11.1	$121.5	$184.0
Operating income %	8.2%	1.9%	7.0%	10.0%
Revenue
In the third quarter of fiscal 2015, total revenue decreased by $22.5 million or 4%, as compared to the third quarter of fiscal 2014. Of this decrease, product revenue decreased $42.6 million or 10%, partially offset by an increase in service revenue of $5.6 million or 6%, and subscription revenue of $14.5 million or 20%. In the first three quarters of fiscal 2015, total revenue decreased by $101.0 million or 6%, as compared to the first three quarters of fiscal 2014. Of this decrease, product revenue decreased $158.9 million or 12%, partially offset by an increase in service revenue of $18.8 million or 6% and subscription revenue of $39.1 million or 18%.
The product revenue decrease was primarily within Engineering and Construction and Field Solutions, slightly offset by a product revenue increase in Mobile Solutions. Service and subscription increases were primarily due to organic growth within Engineering and Construction and Mobile Solutions, and to a lesser extent, acquisitions growth within Engineering and Construction. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
On a segment basis, Engineering and Construction revenue for the third quarter of fiscal 2015 decreased $15.8 million or 5%, Field Solutions decreased $15.3 million or 17% and Advanced Devices decreased $1.8 million or 6%, partially offset by an increase in Mobile Solutions of $10.4 million or 9%, as compared to the third quarter of fiscal 2014. Engineering and Construction revenue for the first three quarters of fiscal 2015 decreased $55.4 million or 5%, Field Solutions decreased $65.5 million or 19% and Advanced Devices decreased $5.5 million or 5%, partially offset by an increase in Mobile Solutions of $25.4 million or 7%, as compared to the corresponding period of fiscal 2014. Engineering and Construction was primarily driven by the impact of oil price declines on regional economies, primarily in geospatial and to a lesser extent, heavy civil construction, and the negative foreign currency effects due to the weaker Euro. The decline was partially offset by building construction which was up due to organic growth and to a lesser extent, acquisitions not applicable in the prior year. The decline in Field Solutions revenue was primarily due to softness in agricultural markets and to a lesser extent, GIS and foreign currency effects. Mobile Solutions increased due to continued growth in the transportation and logistics market, partially offset by a decline in Field Services. Advanced Devices revenue decreased primarily due to weaker sales of timing component products.
Gross Margin
Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin decreased by $18.8 million and $89.2 million for the third quarter and first three quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. The decrease was primarily due to decreased revenue in Engineering and Construction and to a lesser extent, Mobile Solutions. Gross margin as a percentage of total revenue was 53.0% and 52.5% for the third quarter and first three quarters of fiscal 2015, respectively, as compared to 54.2% and 54.5% for the corresponding periods in fiscal 2014. The decrease was primarily in Engineering and Construction due to product mix and an increase in intangible asset amortization.

Operating Income
Operating income increased by $34.9 million for the third quarter and decreased by $62.5 million and first three quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. Operating income as a percentage of total revenue was 8.2% and 7.0% for the third quarter and first three quarters of fiscal 2015, respectively, as compared to 1.9% and 10.0% for the corresponding periods in fiscal 2014.
The increase in operating income and operating income percentage for the third quarter of fiscal 2015 was primarily due to a $52.0 million litigation reserve in the third quarter of fiscal 2014. The decrease in operating income and operating income percentage for the first three quarters of fiscal 2015 was primarily due to revenue shortfalls in Engineering and Construction and Field Solutions, partially offset by the $52.0 million litigation reserve described above.
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
The following table is a summary of revenue and operating income by segment:

	Third Quarter of		First Three Quarters of
	2015	2014	2015	2014
(Dollars in millions)
Engineering and Construction
Revenue	$326.4	$342.2	$964.2	$1,019.6
Segment revenue as a percent of total revenue	58%	58%	56%	56%
Operating income	$68.8	$74.2	$166.3	$231.0
Operating income as a percent of segment revenue	21%	22%	17%	23%
Field Solutions
Revenue	$73.5	$88.8	$275.9	$341.4
Segment revenue as a percent of total revenue	13%	15%	16%	18%
Operating income	$19.5	$26.1	$85.0	$119.4
Operating income as a percent of segment revenue	27%	29%	31%	35%
Mobile Solutions
Revenue	$131.6	$121.2	$388.1	$362.7
Segment revenue as a percent of total revenue	23%	21%	22%	20%
Operating income	$23.1	$19.5	$62.5	58.5
Operating income as a percent of segment revenue	18%	16%	16%	16%
Advanced Devices
Revenue	$30.8	$32.6	$102.5	$108.0
Segment revenue as a percent of total revenue	6%	6%	6%	6%
Operating income	$10.8	$9.6	$37.1	$34.4
Operating income as a percent of segment revenue	35%	29%	36%	32%
Historically, we allocated stock-based compensation to each segment. Beginning with the first quarter of fiscal 2015, we changed our methodology for allocating stock-based compensation to our segments. Stock-based compensation is shown in the aggregate within unallocated corporate expense and is not reflected in the segment results, which is consistent with the way the Chief Operating Decision Maker evaluates each of the segment's performance and allocates resources. The change in the allocation of stock-based compensation is designed to help ensure that business segment results reflect only those items that are directly attributable to that segment’s performance. We have adjusted the presentation of segment information for the third quarter and first three quarters of fiscal 2014 to conform to the current year methodology. The following table shows the amount of stock-based compensation that had been previously allocated to the business segments in the third quarter and first three quarters of fiscal 2014 and the impact to those segments' Operating income.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
Third Quarter of Fiscal 2014
Operating income	$74.2	$26.1	$19.5	$9.6	$129.4
Previously allocated stock-based compensation	(3.6)	(0.9)	(1.3)	(0.5)	(6.3)
Previously reported operating income	$70.6	$25.2	$18.2	$9.1	$123.1

First Three Quarters of Fiscal 2014
Operating income	$231.0	$119.4	$58.5	$34.4	$443.3
Previously allocated stock-based compensation	(11.0)	(2.6)	(3.7)	(1.5)	(18.8)
Previously reported operating income	$220.0	$116.8	$54.8	$32.9	$424.5
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	Third Quarter of		First Three Quarters of
	2015	2014	2015	2014
(Dollars in millions)
Consolidated segment operating income	$122.2	$129.4	$350.9	$443.3
Unallocated corporate expense	(32.8)	(74.8)	(97.4)	(134.0)
Amortization of purchased intangible assets	(40.7)	(39.4)	(122.2)	(117.8)
Acquisition costs	(2.7)	(4.1)	(9.8)	(7.5)
Consolidated operating income	46.0	11.1	121.5	184.0
Non-operating income (expense), net:	(2.5)	(4.0)	2.0	10.4
Consolidated income before taxes	$43.5	$7.1	$123.5	$194.4
Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up, restructuring charges, stock-based compensation expense and litigation reserves. In the third quarter and first three quarters of fiscal 2014, unallocated corporate expenses included litigation reserves of $52.0 million, of which $51.3 million relates to Recreational Data Services, Inc. (RDS) that was reserved during the third quarter based on a jury verdict in favor of the plaintiff, RDS, and then reversed during the fourth quarter after the judge overturned the verdict.
Engineering and Construction
Engineering and Construction revenue decreased by $15.8 million or 5% and $55.4 million or 5% for the third quarter and first three quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. Segment operating income decreased by $5.4 million or 7% and $64.7 million or 28% for the third quarter and first three quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014.
The revenue decrease for the third quarter and first three quarters of fiscal 2015 was primarily driven by the impact of oil price declines on regional economies which impacted sales, primarily in geospatial and to a lesser extent, heavy civil construction, and the negative foreign currency effects due to the weaker Euro. The decline was partially offset by building construction which was up due to organic growth and to a lesser extent, acquisitions not applicable in the prior year. The operating income decrease for the third quarter was primarily due to decreased revenue, partially offset by strong operating expense control. The operating income decrease for the first three quarters of fiscal 2015 was primarily due to decreased revenue and lower gross margin resulting from product mix, slightly offset by the effects of strong operating expense control in the third quarter. To the extent these trends continue, our results of operations will be further impacted.
Field Solutions
Field Solutions revenue decreased by $15.3 million or 17% and $65.5 million or 19% for the third quarter and first three quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. Segment operating income decreased by $6.6 million or 25% and $34.4 million or 29% for the third quarter and first three quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014.

Field Solutions revenue decreased for the third quarter and first three quarters of fiscal 2015 primarily due to continued softness in agriculture markets, particularly in the OEM channels, and to a lesser extent, GIS. The biggest drop was in North America. Negative foreign currency effects also contributed to the revenue decrease. The operating income decrease for the third quarter and the first three quarters of fiscal 2015, was due to the revenue decrease descibed above, partially offset by the effects of strong operating expense control over the last two quarters. To the extent these trends continue, our results of operations will be further impacted.
Mobile Solutions
Mobile Solutions revenue increased by $10.4 million or 9% and $25.4 million or 7% for the third quarter and first three quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. Segment operating income increased by $3.6 million or 18% for the third quarter and increased $4.0 million or 7% for the first three quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014.
Mobile Solutions revenue increased for the third quarter and first three quarters of fiscal 2015 primarily due to continued organic growth in the transportation and logistics market, which focuses on enterprise solutions, partially offset by a decline in Field Services. The majority of the sales are in the U.S. Operating income increased for the third quarter and first three quarters primarily due to higher revenue and product mix, including software, maintenance and subscription revenue.
Advanced Devices
Advanced Devices revenue decreased by $1.8 million or 6% and $5.5 million or 5% for the third quarter and first three quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. Segment operating income increased by $1.2 million or 13% and $2.7 million or 8% for the third quarter and the first three quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014.
Advanced Devices revenue decreased in the third quarter and first three quarters of fiscal 2015 primarily due to decreased sales of timing component products. Operating income increased in the third quarter and first three quarters of fiscal 2015 primarily due to strong gross margin and operating expense control.
Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	Third Quarter of		First Three Quarters of
	2015	2014	2015	2014
(Dollars in millions)
Research and development	$79.6	$79.0	$251.3	$237.2
Percentage of revenue	14%	14%	15%	13%
Sales and marketing	$89.1	$95.8	$281.8	$288.8
Percentage of revenue	16%	16%	16%	16%
General and administrative	$63.2	$111.4	$192.1	$230.2
Percentage of revenue	11%	19%	11%	12%
Total	$231.9	$286.2	$725.2	$756.2
Percentage of revenue	41%	49%	42%	41%
Overall, R&D, S&M and G&A expense decreased by approximately $54.3 million and $31.0 million for the third quarter and first three quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014.
Research and development expense increased by $0.6 million and $14.1 million for the third quarter and first three quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. Research and development spending overall was at approximately 14% and 15% of revenue in the third quarter and first three quarters of fiscal 2015, respectively, as compared to approximately14% and 13% in the corresponding periods of fiscal 2014. The cost of software developed for external sale subsequent to reaching technical feasibility was not material and was expensed as incurred.
The increase in R&D expense in the third quarter of fiscal 2015, as compared to the corresponding period of fiscal 2014 was primarily due to a $2.8 million increase in compensation related expense due to headcount increases, the inclusion of $2.1 million in expense from acquisitions not applicable in the prior corresponding period and a $0.8 million increase in other expense, partially offset by a $5.1 million decrease due to the favorable effects of changes in foreign currency exchange rates.
The increase in R&D expense in the first three quarters of fiscal 2015, as compared to the corresponding period in fiscal 2014 was primarily due to a $14.9 million increase in compensation related expense due to headcount increases, the inclusion of expense of $10.4 million from acquisitions not applicable in the prior corresponding period and a $4.9 million increase in other expense, partially offset by a $16.1 million decrease due to the favorable effects of changes in foreign currency exchange rates.
We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.
Sales and marketing expense decreased by $6.7 million in the third quarter and decreased $7.0 million in the first three quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. Sales and marketing spending overall was at approximately 16% of revenue in both the third quarter and first three quarters of fiscal 2015 and 2014.
The decrease in Sales and marketing expense in the third quarter of fiscal 2015, as compared to the corresponding period of fiscal 2014 was primarily due to a $5.7 million decrease due to the favorable effects of changes in foreign currency exchange rates, a $1.8 million decrease in other expense and a $1.3 million decrease in compensation related expense, partially offset by the inclusion of $2.1 million in expense from acquisitions not applicable in the prior period.
The decrease in Sales and marketing expense in the first three quarters of fiscal 2015, as compared to the corresponding period in fiscal 2014 was primarily due to a $18.5 million decrease due to the favorable effects of changes in foreign currency exchange rates and a $1.3 million decrease in other expense, partially offset by the inclusion of $12.7 million in expense from acquisitions not applicable in the prior period and a $0.1 million increase in compensation related expense.
Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.
General and administrative expense decreased by $48.2 million and $38.1 million for the third quarter and first three quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. General and administrative spending overall was at approximately 11% of revenue in both the third quarter and first three quarters of fiscal 2015 as compared to 19% and 12% in the corresponding periods of fiscal 2014.
The decrease in G&A expenses in the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014 was primarily due to a $52.0 million litigation reserve in the third quarter of fiscal 2014, a $2.6 million decrease due to the favorable effects of changes in foreign currency exchange rates, partially offset by the inclusion of $3.7 million in expense from acquisitions not applicable in the prior period, a $2.4 million increase in compensation related expense and a $0.3 million increase in other expense.
The decrease in G&A expenses in the first three quarters of fiscal 2015, as compared to the corresponding period in fiscal 2014 was primarily due to a $52.0 million litigation reserve in the third quarter of fiscal 2014, a $7.4 million decrease due to the favorable effects of changes in foreign currency exchange rates and a $2.6 million decrease in compensation related expense, partially offset by the inclusion of $17.5 million in expense from acquisitions not applicable in the prior period, a $3.4 million increase in other expense and a $3.0 million increase in tax and legal costs related to an integration project.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets was $40.7 million in the third quarter of fiscal 2015, as compared to $39.4 million in the third quarter of fiscal 2014. Of the total $40.7 million in the third quarter of fiscal 2015, $17.4 million is presented as a separate line within Operating expense and $23.3 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. Of the total $39.4 million in the third quarter of fiscal 2014, $19.3 million is presented as a separate line within Operating expense and $20.1 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. Amortization in the third quarter of fiscal 2015 reflects acquisitions not included in the third quarter of fiscal 2014 offset by the expiration of amortization for prior acquisitions. As of the end of the third quarter of fiscal 2015 future amortization of intangible assets is expected to be $40.5 million during the remainder of fiscal 2015, $147.7 million during 2016, $124.8 million during 2017, $96.1 million during 2018, $54.4 million during 2019 and $38.6 million thereafter.

Non-operating Income (Expense), Net
The components of Non-operating income (expense), net, were as follows:

	Third Quarter of		First Three Quarters of
	2015	2014	2015	2014
(Dollars in millions)
Interest expense, net	$(6.4)	$(3.0)	$(19.1)	$(9.8)
Foreign currency transaction gain (loss)	0.1	(3.2)	1.2	(3.8)
Income from equity method investments, net	4.7	2.8	14.1	11.5
Other income (expense), net	(0.9)	(0.6)	5.8	12.5
Total non-operating income (expense), net	$(2.5)	$(4.0)	$2.0	$10.4
Non-operating income (expense), net increased $1.5 million for the third quarter and decreased by $8.4 million for the first three quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. The increase in the third quarter was primarily due to fluctuations in foreign currency hedging transactions and increased income from equity method investments due to joint venture profitability, partially offset by higher interest expense. The decrease for the first three quarters was primarily due to higher interest expense and a gain on a partial equity sale of Virtual Site Solutions (VSS) included in the first quarter of fiscal 2014 included in Other income (expense), net.
Income Tax Provision
Our effective income tax rate, after discrete items, for the third quarter of fiscal 2015 was 15% as compared to - 66% , a tax benefit, in the corresponding period in fiscal 2014. The difference was primarily due to a discrete tax benefit associated with a $51.3 million litigation reserve for RDS that was reserved during the third quarter based on a jury verdict in favor of the plaintiff, RDS and then reversed during the fourth quarter after the judge overturned the verdict. In the first three quarters of fiscal 2015, our effective income tax rate was 22% as compared to 19% in the corresponding period in fiscal 2014. The difference was primarily due to the discrete tax benefit associated with the litigation reserve described above in the third quarter of fiscal 2014, partially offset by a tax charge on a partial equity sale of VSS in the first quarter of fiscal 2014.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the third quarter of fiscal 2015 and fiscal year end 2014.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter of	Fiscal Year End
As of	2015	2014
(In millions)
Cash and cash equivalents	$123.6	$148.0
Total debt	759.4	738.4

	First Three Quarters of
	2015	2014
(In millions)
Cash provided by operating activities	$276.4	$310.5
Cash used in investing activities	(113.4)	(202.4)
Cash used in financing activities	(177.0)	(108.6)
Effect of exchange rate changes on cash and cash equivalents	(10.4)	(7.2)
Net decrease in cash and cash equivalents	$(24.4)	$(7.7)

Cash and Cash Equivalents
As of the end of the third quarter of fiscal 2015, cash and cash equivalents totaled $123.6 million as compared to $148.0 million as of fiscal year end 2014. Debt was $759.4 million as of the end of the third quarter of fiscal 2015, as compared to $738.4 million as of fiscal year end 2014.
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
Operating Activities
Cash provided by operating activities was $276.4 million for the first three quarters of fiscal 2015, as compared to $310.5 million for the first three quarters of fiscal 2014. The decrease of $34.1 million was primarily driven by lower net income and an increase in working capital requirements.
Investing Activities
Cash used in investing activities was $113.4 million for the first three quarters of fiscal 2015, as compared to $202.4 million for the first three quarters of fiscal 2014. The decrease of $89.0 million was due to lower cash requirements for business acquisitions.
Financing Activities
Cash used in financing activities was $177.0 million for the first three quarters of fiscal 2015, as compared to $108.6 million for the first three quarters of fiscal 2014. The increase of cash used in financing activities of $68.4 million was primarily due to cash used for stock repurchases, offset in part by net proceeds from debt and revolving credit lines.

Accounts Receivable and Inventory Metrics

	Third Quarter of	Fiscal Year End
As of	2015	2014
Accounts receivable days sales outstanding	56	58
Inventory turns per year	4.0	3.9
Accounts receivable days sales outstanding were 56 days as of the end of the third quarter of fiscal 2015, as compared to 58 days as of the end of fiscal 2014. The decrease in days sales outstanding was primarily due to collections improvement partially offset by seasonally higher revenue within the quarter. Accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 4.0 as of the end of the third quarter of fiscal 2015 and 3.9 as of the end of fiscal 2014. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
Debt
Notes
On October 30, 2014, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) for the issuance of senior debt securities. On November 24, 2014, we issued $400.0 million of Senior Notes (“Notes”) under the shelf registration statement. The Notes mature on December 1, 2024 and accrue interest at a rate of 4.75% per annum, payable semiannually in arrears on December 1 and June 1 of each year, beginning on June 1, 2015. The Notes are classified as long-term in the Condensed Consolidated Balance Sheet.
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
2014 Credit Facility
On November 24, 2014, we entered into a new five-year credit agreement with a group of lenders (the “2014 Credit Facility”), which replaced our previous 2012 Credit Facility. The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion and a letter of credit sub-facility of up to $50.0 million. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and/or term loan facilities may be established in an amount up to $500.0 million. The outstanding balance as of the end of the third fiscal quarter of 2015 of $211.0 million is classified as long-term in the Condensed Consolidated Balance Sheet.
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
The 2014 Credit Facility contains various customary representations and warranties by us, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2014 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict our ability to create liens and enter into sale and leaseback transactions, and that restrict our subsidiaries’ ability to incur indebtedness. Further, the 2014 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, we must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2014 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters of not less than 3.50 to 1.00. We must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness (as defined in the 2014 Credit Facility) to (y) EBITDA (as defined in the 2014 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3.00 to 1.00; provided, that on the completion of a material acquisition, we may increase the ratio by 0.50 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters. We were in compliance with these covenants at the end of the third quarter of fiscal 2015.
The 2014 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate our obligations under the 2014 Credit Facility, except that acceleration will be automatic in the case of bankruptcy and insolvency events of default. The interest rate on the non-current debt outstanding under the credit facilities was 1.46% and 1.42% at the end of the third quarter of fiscal 2015 and fiscal year end 2014, respectively.
Uncommitted Facilities
We also have two $75 million revolving credit facilities which are uncommitted (the “Uncommitted Facilities”). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The interest rate on the Uncommitted Facilities is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and us. The $150.0 million outstanding at the end of the third quarter of fiscal 2015 and the $57.0 million outstanding at the end of fiscal 2014 under the Uncommitted Facilities are classified as short-term in the Condensed Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 1.13% at the end of third quarter of fiscal 2015 and 1.15% at the end of fiscal 2014.
For additional discussion of our debt, see Note 8 of Notes to Condensed Consolidated Financial Statements.
Repatriation of Foreign Earnings and Income Taxes
As of the end of the third quarter of fiscal 2015, $107.4 million of cash and cash equivalents was held by our foreign subsidiaries.  If these funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. federal and state taxes to repatriate the funds due to intercompany financing arrangements with our foreign subsidiaries. We expect that over the next two quarters these intercompany financing arrangements will be repaid and after such repayment, we would be required to pay U.S. federal and state taxes upon the repatriation of cash held by our foreign subsidiaries. While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2014 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
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
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring costs, amortization of purchased intangible assets, stock-based compensation, acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, and integration costs and litigation expenses from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
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
Non-GAAP non-operating income (expense), net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income (expense), net excludes acquisition and divestiture gains/losses associated with unusual acquisition related items such as intangible asset impairment charges and gains or losses related to the acquisition or sale of certain businesses and investments, and a gain on an equity sale. These gains/losses are specific to particular acquisitions and divestitures and vary significantly in amount and timing. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
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
Non-GAAP net income
This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a gain on an equity sale, litigation and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a gain on an equity sale, litigation and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.
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
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our "core operating performance" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangible assets, stock based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a gain on an equity sale, litigation and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) - ( L ) below.

(In millions, except per share amounts)		Third Quarter of				First Three Quarters of
		2015		2014		2015		2014
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$298.0	53.0%	$316.8	54.2%	$909.1	52.5%	$998.3	54.5%
Restructuring charges	( A )	0.3	0.1%	0.1	—%	0.8	—%	0.3	—%
Amortization of purchased intangible assets	( B )	23.3	4.1%	20.1	3.4%	68.8	4.0%	61.0	3.3%
Stock-based compensation	( C )	1.0	0.2%	0.8	0.1%	2.9	0.2%	2.3	0.1%
Amortization of acquisition-related inventory step-up	( D )	—	—%	0.5	0.1%	—	—%	0.6	0.1%
Non-GAAP gross margin:		$322.6	57.4%	$338.3	57.8%	$981.6	56.7%	$1,062.5	58.0%
OPERATING EXPENSES:
GAAP operating expenses:		$252.0	44.8%	$305.7	52.3%	$787.6	45.5%	$814.3	44.5%
Restructuring charges	( A )	(2.7)	(0.5)%	(0.2)	—%	(9.0)	(0.5)%	(1.3)	(0.1)%
Amortization of purchased intangible assets	( B )	(17.4)	(3.1)%	(19.3)	(3.3)%	(53.4)	(3.1)%	(56.8)	(3.1)%
Stock-based compensation	( C )	(11.8)	(2.1)%	(10.2)	(1.8)%	(34.4)	(2.0)%	(29.8)	(1.6)%
Acquisition / divestiture items	( E )	(2.4)	(0.4)%	(4.1)	(0.7)%	(8.0)	(0.4)%	(7.5)	(0.4)%
Litigation	( F )	—	—%	(52.0)	(8.9)%	—	—%	(52.0)	(2.9)%
Non-GAAP operating expenses:		$217.7	38.7%	$219.9	37.6%	$682.8	39.5%	$666.9	36.4%
OPERATING INCOME:
GAAP operating income:		$46.0	8.2%	$11.1	1.9%	$121.5	7.0%	$184.0	10.0%
Restructuring charges	( A )	3.0	0.5%	0.3	—%	9.8	0.6%	1.6	0.1%
Amortization of purchased intangible assets	( B )	40.7	7.2%	39.4	6.7%	122.2	7.1%	117.8	6.4%
Stock-based compensation	( C )	12.8	2.3%	11.0	1.9%	37.3	2.1%	32.1	1.8%
Amortization of acquisition-related inventory step-up	( D )	—	—%	0.5	0.1%	—	—%	0.6	—%
Acquisition / divestiture items	( E )	2.4	0.5%	4.1	0.7%	8.0	0.5%	7.5	0.4%
Litigation	( F )	—	—%	52.0	8.9%	—	—%	52.0	2.9%
Non-GAAP operating income:		$104.9	18.7%	$118.4	20.2%	$298.8	17.3%	$395.6	21.6%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$(2.5)		$(4.0)		$2.0		$10.4
Acquisition / divestiture items	( E )	(0.2)		1.7		(5.8)		6.0
Gain on an equity sale	( G )	—		—		—		(15.1)
Non-GAAP non-operating income (expense), net:		$(2.7)		$(2.3)		$(3.8)		$1.3

			GAAP and Non-GAAP Tax Rate %	( L )	GAAP and Non-GAAP Tax Rate %	( L )	GAAP and Non-GAAP Tax Rate %	( L )	GAAP and Non-GAAP Tax Rate %	( L )
INCOME TAX PROVISION:
GAAP income tax provision:		$6.5	15%	$(4.7)	(66)%	$26.7	22%	$36.4	19%
Non-GAAP items tax effected:	( H )	8.8		13.9		37.8		36.3
Difference in GAAP and Non-GAAP tax rate	( I )	9.2		—		6.3		—
Tax on gain on an equity sale	( J )	—		—		—		(5.8)
Tax on RDS litigation	( K )	—		19.8		—		19.8
Non-GAAP income tax provision:		$24.5	24%	$29.0	25%	$70.8	24%	$86.7	22%
NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.		$37.1		$11.8		$97.1		$158.3
Restructuring charges	( A )	3.0		0.3		9.8		1.6
Amortization of purchased intangible assets	( B )	40.7		39.4		122.2		117.8
Stock-based compensation	( C )	12.8		11.0		37.3		32.1
Amortization of acquisition-related inventory step-up	( D )	—		0.5		—		0.6
Acquisition / divestiture items	( E )	2.2		5.8		2.2		13.5
Gain on an equity sale	( G )	—		—		—		(15.1)
Litigation	( F )	—		52.0		—		52.0
Non-GAAP tax adjustments	( H ) - ( K )	(18.0)		(33.7)		(44.1)		(50.3)
Non-GAAP net income attributable to Trimble Navigation Ltd.		$77.8		$87.1		$224.5		$310.5

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.14		$0.04		$0.37		$0.60
Restructuring charges	( A )	0.01		—		0.04		0.01
Amortization of purchased intangible assets	( B )	0.16		0.15		0.47		0.44
Stock-based compensation	( C )	0.05		0.04		0.14		0.12
Amortization of acquisition-related inventory step-up	( D )	—		—		—		—
Acquisition / divestiture items	( E )	0.01		0.02		0.01		0.05
Gain on an equity sale	( G )	—		—		—		(0.06)
Litigation	( F )	—		0.20		—		0.20
Non-GAAP tax adjustments	( H ) - ( K )	(0.07)		(0.12)		(0.17)		(0.19)
Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.30		$0.33		$0.86		$1.17
OPERATING LEVERAGE:
Increase (decrease) in non-GAAP operating income		$(13.5)		$0.2		$(96.8)		$46.8
Increase (decrease) in revenue		$(22.5)		$28.3		$(101.0)		$142.8

Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)	N/A	0.7%	N/A	32.8%

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

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the third quarter and first three quarters of fiscal 2015 and 2014, stock-based compensation was allocated as follows:

	Third Quarter of		First Three Quarters of
(Dollars in millions)	2015	2014	2015	2014
Cost of sales	$1.0	$0.8	$2.9	$2.3
Research and development	2.1	1.6	6.4	4.8
Sales and Marketing	2.2	2.0	6.7	6.0
General and administrative	7.5	6.6	21.3	19.0
	$12.8	$11.0	$37.3	$32.1

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

E.
Acquisition / divestiture items. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, and integration costs as well as adjustments to the fair value of earn-out liabilities. Included in our GAAP presentation of non-operating income (expense) net, acquisition / divestiture items includes unusual acquisition, investment, or divestiture gains/losses. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

F.
Litigation. The fiscal 2014 amount represents $0.7M of costs based on an arbitration agreement, as well as $51.3M of estimated costs that were reserved during the third quarter based on a jury verdict in favor of the plaintiff, Recreational Data Services, Inc. and then reversed during the fourth quarter after the judge overturned the verdict. We have excluded these costs from our non-GAAP measures because they are non-recurring expenses that are not indicative of our ongoing operating results. We further believe that excluding these items from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.

G.
Gain on an equity sale. Included in our GAAP presentation of non-operating income (expense), net this amount represents a gain on a partial equity sale of Virtual Site Solutions. We excluded the gain from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-GAAP measures because it facilitates an evaluation of our non-operating income trends.

H.
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items ( A ) - ( E ) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

I.
Difference in GAAP and Non-GAAP tax rate. This amount represents the difference between the GAAP and Non-GAAP tax rates applied to the Non-GAAP Operating Income plus the Non-GAAP Non-Operating Income (Expense), Net. In fiscal 2015 we began calculating a non-GAAP tax rate separate from the GAAP rate as we expect this to add consistency in the quarterly trends. We have not retroactively gone back to prior periods to restate them with a similar separate rate. Therefore, comparability between periods may be affected.

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

K.
Tax on Recreational Data Services Inc. litigation. This amount represents the tax effect of the $51.3M of estimated costs that were reserved during the third quarter based on a jury verdict in favor of the plaintiff, Recreational Data Services, Inc. and then reversed during the fourth quarter after the judge overturned the verdict. We excluded this item as it represents the tax effect of a non-recurring expense. We believe that investors benefit from excluding this item from our non-GAAP income tax provision because it allows for period-over-period comparability.

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

Non-GAAP Operating Income
Non-GAAP operating income decreased by $13.5 million and $96.8 million for the third quarter and first three quarters of fiscal 2015, respectively, as compared to the corresponding periods in fiscal 2014. Non-GAAP operating income as a percentage of total revenue was 18.7% and 17.3% for the third quarter and first three quarters of fiscal 2015, respectively, as compared to 20.2% and 21.6% for the corresponding periods in fiscal 2014, respectively. The Non-GAAP operating income and Non-GAAP operating income percentage for the third quarter and first three quarters of fiscal 2015 decreased primarily due to revenue declines in Engineering and Construction and Field Solutions, partially offset by a revenue increase in Mobile Solutions.
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
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Swedish Krona, New Zealand Dollar and Canadian Dollar. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the third quarter of fiscal 2015, revenue and operating income was negatively impacted by foreign currency exchange rates by $22.6 million and $0.5 million, respectively.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Chinese Yuan, Indian Rupee, Brazilian Real, South African Rand, Swedish Krona, Swiss Franc, Euro and British pound. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the third quarter of fiscal 2015 and fiscal year end 2014 are summarized as follows (in millions):

	Third Quarter of Fiscal 2015		Fiscal Year End 2014
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(81.1)	$0.2	$(58.4)	$(1.1)
Sold	$87.2	$0.8	$132.9	$2.6

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
On March 12, 2015, Rachel Thompson filed a putative class action complaint in California Superior Court against the Company, the members of its Board of Directors, and JP Morgan Chase Bank.  The suit alleges that the Company’s Board of Directors breached their fiduciary obligations to the Company’s shareholders by entering into a credit agreement with JP Morgan Chase Bank that contains certain change of control provisions that plaintiff contends are disadvantageous to shareholders.  The complaint seeks declaratory relief, injunctive relief and costs of the action, including attorney’s fees, but does not seek monetary damages. A proposed settlement, which would modify one provision of the credit agreement and permit the named plaintiff to seek recovery of attorney’s fees, has been reached between the parties and submitted to the court for review and approval.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table provides information relating to our purchases of equity securities for the third quarter of fiscal 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

July 4, 2015 – August 7, 2015	365,313	$19.51	365,313	$169,909,802	(1)
August 8, 2015 – September 4, 2015	4,173,433	$19.01	4,173,433	$324,922,586	(1)/(2)
September 5, 2015 – October 2, 2015	3,688,148	$18.49	3,688,148	$249,922,586	(2)
Total	8,226,894	$18.80	8,226,894

(1) In August 2014, the Company’s Board of Directors approved a stock repurchase program (2014 Stock Repurchase Program), authorizing the Company to repurchase up to $300.0 million of Trimble’s common stock. This program was terminated in August 2015.
(2) In August 2015, the Company’s Board of Directors approved a stock repurchase program (2015 Stock Repurchase Program), authorizing the Company to repurchase up to $400.0 million of Trimble’s common stock. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without public notice.

In September 2015, the Company entered into an accelerated stock repurchase (ASR) agreement with an investment bank, under which the Company made an upfront payment of $75.0 million to purchase shares of its common stock and received an initial delivery of 3,688,138 shares for an aggregate price of $68.2 million. This does not represent the final number of shares to be delivered under the ASR. The remaining $6.8 million was recorded as a forward contract indexed to the price of the Company’s common stock. For further explanation of our ASR, see Note 4 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 7, 2015. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1	Form of global stock option agreement (officer) under the Company’s Amended and Restated 2002 Stock Plan. (8)

10.2	Form of global restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan.(8)

10.3	Form of U.S. director restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan. (8)

10.4	Form of non-U.S. director restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan. (8)

10.5	Form of global subscription agreement under the Company’s Amended and Restated Employee Stock Purchase Plan. (8)

10.6	Form of global performance restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan. (8)

10.7	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated November 6, 2015. (8)

10.8	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan dated July 30, 2012. (8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2015. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2015. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2015. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2015. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed March 25, 2015.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Furnished or filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ François Delépine
François Delépine
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: November 9, 2015

EXHIBIT INDEX
.

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 7, 2015. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1	Form of global stock option agreement (officer) under the Company’s Amended and Restated 2002 Stock Plan. (8)

10.2	Form of global restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan.(8)

10.3	Form of U.S. director restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan. (8)

10.4	Form of non-U.S. director restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan. (8)

10.5	Form of global subscription agreement under the Company’s Amended and Restated Employee Stock Purchase Plan. (8)

10.6	Form of global performance restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan. (8)

10.7	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated November 6, 2015. (8)

10.8	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan dated July 30, 2012. (8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2015. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2015. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2015. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2015. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed March 25, 2015.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Furnished or filed herewith.