Form 10-K
period 2016-01-01
TRIMBLE NAVIGATION LTD /CA/
filed 2016-02-24
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 3, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6.1 billion based on the closing price as reported on the NASDAQ Global Select Market. Shares of common stock held by each officer and director of the registrant have been excluded in that such person may be deemed to be an affiliate. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2016
Common stock, no par value	250,900,362 shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of Trimble Navigation Limited’s Proxy Statement relating to the annual meeting of stockholders to be held on May 2, 2016 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:

•	the portion of our revenue coming from sales to international customers;

•	seasonal and cyclical fluctuations in our construction and agricultural equipment business revenues and changes in macroeconomic conditions;

•	our plans to continue to invest in research and development at a rate consistent with our past, to develop and introduce new products, to improve our competitive position and to enter new markets;

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
2015 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Trimble Navigation Limited, a California corporation, is a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Our solutions are used across a range of industries including agriculture, architecture, civil engineering, survey and land administration, construction, geospatial, environmental management, government, natural resources, transportation and utilities. Representative Trimble customers include engineering and construction firms, surveying companies, farmers and agricultural companies, enterprise firms with large-scale fleets, energy, mining and utility companies, and state, federal and municipal governments.
Our focus is on integrating our broad technological and application capabilities to create solutions that transform how work is done within the industries we serve. Our products are sold based on return on investment and provide benefits such as lower operational costs, higher productivity, improved quality, enhanced safety and regulatory compliance, and reduced environmental impact. Representative products include equipment that automates large industrial equipment such as tractors and bulldozers; integrated systems that track fleets of vehicles and workers and provide real-time information and powerful analytics to the back-office; data collection systems that enable the management of large amounts of geo-referenced information; software solutions that connect all aspects of a construction site or a farm; and building information modeling (BIM) software that is used throughout the design, build, and operation of buildings.
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
Our global operations include major development, manufacturing, or logistics operations in the United States, Sweden, Finland, Germany, New Zealand, Canada, the United Kingdom, the Netherlands, China, and India. Products are sold in more than 100 countries, through dealers, representatives, joint ventures and other channels throughout the world, as well as direct sales to end users. Sales are supported by our own offices located in 43 countries around the world.
We began operations in 1978 and incorporated in California in 1981. Our common stock has been publicly traded on NASDAQ since 1990 under the symbol TRMB.
Business Strategy
Our growth strategy is centered on multiple elements:

•
Focus on attractive markets with significant growth and profitability potential - We focus on large markets historically underserved by technology that offer significant potential for long-term revenue growth, profitability and market leadership. Our core industries such as construction, agriculture, and transportation are each multi-trillion dollar global industries which operate in demanding environments with technology adoption in the early phases relative to other industries. With the emergence of mobile computing capabilities, the increasing technological know-how of end users and compelling return on investment, we believe many of our markets are ripe for substituting Trimble’s technology and solutions in place of traditional operating methods.

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have over time redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D and acquisitions. We have been spending an average of 14% of revenue over the past several years on R&D and currently have over 1,100 unique patents. We intend to continue to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for opportunities where the need for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

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

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in 43 countries and distribution channels in over 100 countries. In 2015, 50% of our sales were to customers located in countries outside of the U.S.

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
Engineering and Construction
The Engineering and Construction segment primarily serves customers working in architecture, engineering, construction, surveying, natural resources and government. Within this segment our most substantial product portfolios are focused on civil engineering and construction, building construction, and geospatial.
Civil Engineering and Construction. Our civil construction products are used in the planning, design, construction and operation/maintenance of civil infrastructure such as roads, railways, airports, land management, power plants and transmission lines. Our solutions are used across the entire project lifecycle to improve productivity, reduce waste and re-work, and enable more informed decision making through enhanced situational awareness, data flow and project collaboration. At the same time, our solutions can improve worker safety and reduce environmental impact. Our suite of integrated solutions and technologies in this area includes field and office software for optimized route selection and design, systems to automatically guide and control construction equipment such as bulldozers, loaders, graders and paving equipment, systems to monitor, track and manage assets, equipment and workers, and software to facilitate the sharing and communication of data in real time. Together, these solutions are designed to transform how work is done within the heavy civil construction industry.
A key part of our civil construction market portfolio is the Connected Site, which integrates data and information across the entire construction process and across mixed fleets. This includes data from site positioning and machine control systems, construction asset management equipment and services, and various software applications. Utilizing wireless and internet-based site communications infrastructure, our Connected Site solutions include the ability to track and control equipment, perform remote machine diagnostics and reduce re-work. By leveraging the Connected Site technology, contractors gain greater insight into their operations, helping them to lower costs and improve productivity, worker safety, and asset utilization.

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
During 2015, we acquired Linear Project, a leading provider of scheduling software for infrastructure projects, and Vianova Systems, a company specializing in BIM software for infrastructure design software solutions. The acquisitions extend Trimble’s Connected Site portfolio, enabling Trimble to deliver solutions for the owner, engineer and contractor to more closely collaborate on projects.
Trimble also announced in 2015 that it won a bid to supply Beijing’s New Airport Project with a construction management system. Beijing’s new airport is a massive construction project with an unprecedented amount of civil aviation investment by the Chinese government. In order to construct the airport in a safer, more efficient manner, achieve transparent management, and maximize construction quality, the project is using construction technology from Trimble to integrate construction and operations.
Building Construction. The Trimble Buildings portfolio of solutions for the commercial and industrial building industry spans the entire lifecycle of a building and is used by architects, designers, general contractors, sub-contractors, engineers, and facility owners or lessees. These solutions serve to improve productivity and to enhance data sharing and collaboration across different teams and stakeholders to help keep projects within cost, time and quality targets. The suite of technologies and solutions we provide to the building industry includes software for 3D conceptual design and modeling, BIM software which is used in design, construction and maintenance, advanced integrated site layout and measurement systems, applications for sub-contractors and trades such as steel, concrete and mechanical, electrical and plumbing, and a best of breed integrated workplace management services (IWMS) software suite for construction project management, project coordination/collaboration, project cost estimation, and capital program and facility management for building owners and managers. In addition, Trimble’s Connect collaboration platform streamlines workflows and enables interoperability between Trimble’s solutions. Our joint venture with Hilti, a leading global provider of solutions to the building trades, develops products which integrate Trimble’s positioning and asset management technologies with Hilti’s tools capabilities to create smarter tools and smarter construction sites. Together, these solutions for the building industry serve to automate, streamline and transform work processes across the industry. Our solutions provide customer benefits such as reduced costs, reduced waste and re-work, increased efficiencies, faster project completion times, improved information flow, better decision making and enhanced quality control.
During the year, we announced advances in several of our software packages for geospatial analysis and modeling. Trimble released SketchUp 2016, the latest version of Trimble 3D modeling software, which includes multiple workflow enhancements as well as integration with the Trimble Connect collaboration platform. We also announced the latest version of Tekla Structural Designer software that enables structural engineers to analyze and design steel and concrete buildings more efficiently, as well as updates to Trimble’s IWMS software and space scheduling software. Trimble also announced collaboration with Microsoft to develop a new generation of tools, integrated with the HoloLens holographic platform on Windows 10, which are intended to improve quality, collaboration and efficiency in the design, construction and operation of buildings and structures. A proof of concept at Microsoft’s developer conference demonstrated how the integration of HoloLens with Trimble’s SketchUp software and the Trimble Connect collaboration platform could improve design and construction processes.
Geospatial. In our geospatial business, professional surveyors and engineers providing services to the construction, engineering, mining, oil and gas, energy and utilities, government and land management sectors use our survey and geospatial solutions to replace less productive conventional methods of surveying, mapping, 2D or 3D modeling, measurement, reporting and analysis. Our suite of solutions used in these activities include field based data collection systems and field software, real time communications systems and back-office software for data processing, modeling, reporting and analysis. Our field based technologies are used in handheld, land mobile and airborne applications and incorporate technologies such as mobile application software, high precision GNSS, robotic measurement systems, inertial positioning, 3D laser scanning, digital imaging, optical or laser measurement and unmanned aerial vehicles. We maintain a joint venture with Nikon which focuses on the design and manufacture in Japan of surveying instruments including mechanical total stations and related products. Our office based products include software for planning, data processing and editing, quality control, 3D modeling, intelligent data analysis and feature extraction, deformation monitoring, project reporting and data export. Our customers in this area gain benefits from the use of our products including significantly improved productivity in both field and office activities, improved safety through non-contact measurement and detection of potentially dangerous ground or structure movement and improved data flow which enables better decision making.
In 2015 we announced a range of updates and additions to our Geospatial portfolio. We introduced the Trimble ZX5 multirotor and the UX5 HP fixed-wing unmanned aircraft systems, combined with associated software, that provide highly accurate aerial data collection and synthesis. We also announced updates to the Trimble TX83D laser scanner and associated Trimble RealWorks software, as well as the new Trimble MX7 and Trimble Trident software used for mobile mapping applications.
During 2015, we acquired Spatial Dimension to broaden Trimble’s land administration portfolio and ability to serve customers in both the public and private sectors across forestry and other industries. Spatial Dimension’s FlexiCadastre software is an enterprise scale land management solution adopted by leading mining companies and governments worldwide.
We sell and distribute our products in the Engineering and Construction segment through multiple global networks of independent dealers with expertise and customer relationships in their respective segments, each supported by Trimble personnel. In 2015, the network of SITECH Technology Dealers, which serves the civil construction industry, expanded with the addition of new dealerships in Western Africa, Western Canada, New Zealand, and Panama, as well as new SITECH dealerships in the United States. There are now more than 100 SITECH technology dealers worldwide across all regions, including the Americas, Europe, Middle East, Africa, Asia, China, and the South Pacific. We also made significant progress during the year with BuildingPoint, an initiative to form a global network of distribution partners to serve the needs of the building construction industry. During 2015 and the early part of 2016, we announced that six new BuildingPoint dealers were established in locations covering much of the U.S., as well as new dealers in Canada, Australia and New Zealand.
Competitors in this segment are typically companies that provide optical, laser or GNSS positioning products as well as companies that produce software specific to the construction process. Our principal competitors are Topcon Corporation, Hexagon AB and Autodesk. We compete principally on the basis of innovative, differentiated products, service, quality and geographic reach.
Field Solutions
Our Field Solutions segment primarily addresses the agriculture and geographic information systems (GIS) markets.
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
During 2015, we continued to develop our precision agriculture portfolio. We introduced Trimble NextSwath technology, which enables any farm machine to calculate the best possible path to turn around and approach the next crop row or swath. We also launched an Android™ based operating environment and a new suite of mobile applications for the TMX-2050 display. In the water management area, we launched a new version of the Trimble Irrigate-IQ precision irrigation solution that works with a wider range of irrigation equipment. This solution enables farmers to remotely control irrigators via the web, and the Connected Farm Irrigate application enables control of complete pivot irrigation systems on a smartphone or tablet.
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
During the year Trimble continued to broaden the Connected Farm solution and its functionality as a tool for growers to manage their entire farming operation. Trimble announced during the year a new developer network that will allow third-party software companies to develop applications for its TMX-2050 display and Connected Farm solution. The network is expected to add more specialized applications to the Connected Farm solution and enable customers to view more complete data from multiple industry software platforms and machines, in addition to the wide range of applications Trimble already offers. Trimble also announced a partnership with AGCO that enables seamless data exchange between AGCO machines and software and the Connected Farm software.
We also added to our agriculture product portfolio via acquisitions. We acquired HarvestMark, a provider of food traceability and quality inspection software solutions for food producers, distributors, and retailers. The acquisition of HarvestMark is expected to enhance Trimble’s position within the broader food supply chain. We also acquired AGRI-TREND, which operates the largest network of independent agricultural consultants in North America. The acquisition will enable Trimble to provide agronomists and other crop advisors with a stronger set of tools they can use to advise growers on how to better manage their operations. The combination of AGRI-TREND’s experience in agronomy together with Trimble’s experience in precision agriculture is expected to improve efficiencies throughout the farming cycle.
We use multiple distribution approaches to access the agricultural market, including independent dealers and direct selling to enterprise accounts. A significant portion of our sales are through CNH Global and affiliated dealer networks. During 2015 we announced that we are developing a global distribution channel named Vantage that will be dedicated to selling the Trimble agriculture portfolio. Competitors in this market are vertically integrated farm equipment and implement companies such as John Deere and agricultural instrumentation companies such as Raven and Ag Junction. As we expand our business in agronomic services and data oriented applications, we expect to increasingly compete with major input suppliers such as Monsanto. We compete principally on the basis of robust performance, ease of use, price, interoperability, interconnectedness and the completeness of our solutions.
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
Transportation and Logistics. In the transportation and logistics market, we offer a suite of solutions marketed under the Trimble, PeopleNet, GEOTrac, TMW and ALK Technologies brands. Together, this range of products provides a comprehensive fleet and transportation management, analytics, routing, mapping, and reporting solution to enable the transportation and logistics industry to achieve greater overall fleet performance while ensuring regulatory compliance. Our fleet productivity and enterprise software offerings are comprised primarily of the PeopleNet, TMW, Vusion, PC*Miler, CoPilot and FleetWorks mobile platforms. Our enterprise strategy focuses on sales to large enterprise accounts with more than 1,000 vehicles. In addition to Trimble-hosted solutions, we also integrate our applications and services directly into the customer’s IT infrastructure.
The PeopleNet system includes solutions encompassing route management, safety and compliance, end-to-end vehicle management, and supply chain communications. PeopleNet's products are used by more than 1,500 transportation fleets in the US and Canada. GEOTrac’s telematics systems provide end-to-end solutions for oil & gas road mapping, vehicle monitoring, geofencing, messaging and alerting, driver productivity, distress notification, lone worker monitoring, reporting and maintenance monitoring. The CarCube/FleetWorks solution is tailored for transportation and logistics companies in Europe and Australia. TMW's transportation software platform serves as a central hub from which the core operations of transportation organizations are managed, data is stored and analyzed, and mission critical business processes are automated. Our software platform automates business processes spanning the entire surface transportation lifecycle, delivering visibility, control, and decision support for the intricate relationships and complex processes involved in the movement of freight. TMW's enterprise software also integrates with PeopleNet's fleet productivity solutions. In combination, TMW and PeopleNet serve more than 3,000 transportation service providers and heavy-duty fleets across North America. The PC*Miler and CoPilot products provide a truck routing, mileage and mapping solution and a voice guided turn-by-turn navigation solution, respectively.

In 2015, we acquired the assets of CADEC Global, which is expected to further extend the fleet mobility technology and transportation solutions of PeopleNet in the foodservice and private fleet industries. We also announced a new multi-year alliance with PACCAR. PeopleNet was selected to be the exclusive telematics provider for Kenworth and Peterbilt trucks powered by PACCAR MX-13 engines. PeopleNet will provide the onboard computer, managed network, cloud services, and online portal with real time fleet health information to Kenworth and Peterbilt customers and dealerships. The partnership also provides a significant opportunity for Trimble to upsell additional fleet management solutions over time.
Field Service Management. Trimble’s Field Service Management offerings provide owners and operators of fleets of vehicles, such as service vehicles, with visibility into field and fleet operations so they can increase efficiency and productivity. The Field Service Management suite includes applications for fleet management, work management and scheduling, worker safety and mobility that improve the effectiveness of work, workers and assets in the field. This cloud-based portfolio allows Trimble to offer customers industry-specific, enterprise-level solutions for enhanced performance and ease of use. Our market strategy targets opportunities in specific vertical markets where we believe we can provide unique value to the end-user by tailoring our solutions. Major markets include telecommunications, utilities, mobile workers, construction logistics, forestry, public safety and oil and gas.
During 2015, Trimble acquired PocketMobile, a leading European provider of enterprise mobile workforce solutions in the areas of postal service and logistics, security, and field service. The acquisition is expected to accelerate Trimble’s offerings in the high growth field to office mobility market.
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
Advanced Devices
Advanced Devices includes the product lines from our Embedded Technologies, Timing, Applanix, Military and Advanced Systems (MAS), and ThingMagic businesses. With the exception of Applanix, these businesses share several common characteristics: they are hardware centric, generally market to OEMs, system integrators and service providers, and have products that can be utilized in a number of different end user markets and applications. The various operations that comprise this segment were aggregated on the basis that these operations, taken as a whole, do not exceed 10% of our total revenue, operating income or assets.
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
Our ThingMagic business is a provider of Ultra High Frequency (UHF) Radio Frequency Identification (RFID) reader modules, finished/fixed-position RFID readers and design services. ThingMagic RFID readers support demanding high-volume applications deployed by some of the world’s largest industrial automation firms, manufacturers, healthcare organizations, retailers and consumer companies. ThingMagic consulting, design and development services assist customers with the integration of auto-identification and sensing technologies into everyday products and solutions. In addition, ThingMagic markets and sells a construction labor tracking solution.  Sales of our ThingMagic products are made directly to OEMs, system integrators, value-added resellers and solution providers who incorporate our technology into point products or complete system-level solutions.  Competitors include Impinj, Caen, NordicID, and FC Background.  We compete principally on the basis of product performance and quality.

Patents, Licenses and Intellectual Property
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We hold over 1,100 unique issued and enforceable patents, the majority of which cover GNSS based technologies and other applications such as optical and laser technology. We are not dependent on any one patent. We also own numerous trademarks and service marks that contribute to the identity and recognition of Trimble and its products and services globally. We prefer to own the intellectual property used in our products, either directly or through subsidiaries. From time to time we license technology from third parties.
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
Sales and Marketing
We tailor our distribution to the needs of our products and regional markets around the world. Many of our products are sold worldwide primarily through indirect channels, including distributors, dealers and authorized representatives. Occasionally we grant exclusive rights to market certain products within specific countries. These channels are supported by our regional sales offices throughout the world. We also utilize distribution alliances, OEM relationships, and joint ventures with other companies as a means to serve selected markets, as well as direct sales to end-users.
During fiscal 2015, sales to customers in the United States represented 50%, Europe represented 24%, Asia Pacific represented 14%, and other regions represented 12% of our total revenue.
Seasonality of Business
Construction purchases tend to occur in early spring, and U.S. governmental agencies tend to utilize funds available at the end of the government’s fiscal year for additional purchases at the end of our third fiscal quarter in September of each year. Our agricultural equipment business revenues have historically been the highest in the first quarter, followed by the second quarter, reflecting buying in anticipation of the spring planting season in the Northern hemisphere. However, overall as a company, as a result of diversification of our business across segments and the increased impact of subscription revenues, we may experience less seasonality in the future. Changes in global macroeconomic conditions could also impact the level of seasonality we experience.

Backlog
In most of our markets, the time between order placement and shipment is short. Orders are generally placed by resellers and customers on an as-needed basis. In general, customers may cancel or reschedule orders without penalty. For these reasons, we do not believe that backlog is a meaningful indicator of future revenue or material to understanding our business.
Manufacturing
Manufacturing of many of our GNSS products is subcontracted to Flextronics International Limited in Mexico. We utilize Flextronics for Geospatial, Field Solutions and Mobile Solutions products. We utilize Benchmark Electronics Inc. in China for our Embedded Technologies and Timing products. We utilize Jabil Mexico for our Construction and Mobile Solutions products.

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
Research and Development
We believe that our competitive position is maintained through the development and introduction of new products, including software and services, that incorporate improved features and functionality, better performance, smaller size and weight, lower cost, or some combination of these factors. We invest substantially in the development of new products. We also make significant investment in the positioning, communication and information technologies that underlie our products and will likely provide competitive advantages.
We expect to continue investing in research and development at a rate consistent with our past, with the goal of maintaining or improving our competitive position, and entering new markets.
Employees
At the end of fiscal 2015, we employed 8,451 employees, including 14% in manufacturing, 34% in engineering, 39% in sales and marketing, and 13% in general and administrative positions. Approximately 54% of employees are in locations outside the United States.
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
In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:
Trimble Navigation Limited
935 Stewart Drive, Sunnyvale, CA 94085
Attention: Investor Relations Telephone: 408-481-8000

Executive Officers
The names, ages and positions of the Company’s executive officers as of February 20, 2016 are as follows:

Name	Age	Position
Steven W. Berglund	64	President and Chief Executive Officer
Robert G. Painter	44	Chief Financial Officer
Bryn A. Fosburgh	53	Vice President
Christopher W. Gibson	54	Vice President
James A. Kirkland	56	Vice President and General Counsel
Jürgen D. Kliem	58	Vice President
Darryl R. Matthews	48	Senior Vice President
Sachin J. Sankpal	48	Senior Vice President
Julie A. Shepard	58	Vice President, Finance
James A. Veneziano	54	Vice President
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
Robert G. Painter—Robert Painter was appointed chief financial officer of Trimble in February 2016. He is responsible for Trimble’s worldwide finance operations. Mr. Painter joined Trimble in 2006 and assumed leadership of Trimble’s business development activities, leading all acquisition and corporate strategy activities. From 2009 to 2010, he served as general manager of the Company’s Construction Services Division. From 2010 to 2015, he served as general manager of the Company’s joint venture with Hilti, which was created to foster collaborative development of product innovations for the building construction industry. In 2015, Mr. Painter was appointed vice president of Trimble Buildings, a Trimble group focused on BIM-centric businesses that span the Design-Build-Operate continuum of the Building lifecycle. Prior to joining the Company, Mr. Painter served in a variety of management and finance positions at Cenveo, Rapt Inc., Bain & Company, Whole Foods Markets, and Kraft Foods. In 1993, he earned a Bachelor of Science degree in Finance from West Virginia University, and received an MBA in Business from Harvard University in 1998.
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
Christopher W. Gibson—Christopher Gibson currently serves as vice president responsible for Trimble’s Channel Development and regional development in Latin & South America, Russia, India, China, Africa and Japan. Mr. Gibson will also oversee the development of Trimble’s professional service, key account and major project capabilities across the company. As part of this role, he is also responsible for Gehry Technologies as well as the company’s corporate marketing functions. From 2012 to 2015, Mr. Gibson served as vice president for Trimble's Survey, Geospatial, Geographic Information System (GIS), Infrastructure, Rail, Land Administration and Environmental Solutions businesses. Mr. Gibson joined Trimble in 1998 as European finance and operations director. In 2009, he was appointed to serve as vice president responsible for Trimble's Survey Division, and in December 2010, those responsibilities were expanded to include oversight of geographic regions and divisions, including Building

Construction, Construction Tools, and the Hilti joint venture. From 2008 to 2009, Mr. Gibson served as the general manager for the Survey Division, and from 2005 to 2008, he was general manager for the Global Services Division. Prior to Trimble, Mr. Gibson's business experience includes a number of financial management roles with Tandem Computers, and financial analyst roles with Unilever subsidiaries. Mr. Gibson received a BA in Business Studies in 1985 from Thames Polytechnic, now the University of Greenwich, and was admitted as a Fellow to the Chartered Institute of Management Accountants in 1994.
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
Darryl R. Matthews—Darryl Matthews currently serves as senior vice president and sector head responsible for Trimble’s Agriculture, Forestry, Positioning Services and HarvestMark Divisions. From 2010 to 2015, Mr. Matthews served as president and general manager of the NAFTA Region for Nufarm Americas, Inc., a subsidiary of Nufarm Limited, a publicly-traded multinational agricultural chemical company. From 2008 to 2010, Mr. Matthews served as general manager of Nufarm Agriculture Inc., the Canadian subsidiary of Nufarm Limited. Mr. Matthews began his career at Dow AgroSciences in Canada where he held management roles in sales and marketing. From 2010 to 2015, he served on the Board of Directors for CropLife America. He received an Honors B.Sc. in Agriculture majoring in Horticultural Science and Business from the University of Guelph in Ontario, Canada in 1994.
Sachin J. Sankpal—Sachin Sankpal currently serves as senior vice president and sector head of Trimble’s Intelligent Transportation Systems. From 2012 to 2015, Mr. Sankpal held various general management positions within Honeywell, including president of Honeywell International’s Global Safety Products Division in Paris, France, vice president and general manager of Honeywell’s Safety Products Division for Europe, Middle East, Africa and India. From 2010 to 2012, he served as vice president of Global Strategic Marketing for Honeywell’s Life Safety Division. From 2003 to 2010, he held various business and operational roles at Avaya, Inc., including director of Strategy and Product Management, chief operating officer of Avaya-Japan, Ltd., operations leader in India, and director of Global Restructuring. From 2001 to 2003, he served as a director of Strategy and Finance for Trimble’s Engineering & Construction Division. From 1994 to 1999, Mr. Sankpal was a consultant for Navigant Consulting based in Boston, Mass. He began his career at Langan Engineering & Environmental Services as a staff engineer. He holds a BS in Civil Engineering from Rutgers University, an MS in Civil Engineering from the University of Maryland and an MBA from Dartmouth College.
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
James A. Veneziano—James Veneziano has served as a vice president of Trimble since 2009 and is currently responsible for portions of Trimble's Mobile Solutions, Data Services and Hosting, Global Services and portions of the Advanced Devices segment. Mr. Veneziano joined Trimble in 1990 as a manufacturing engineer in the Company's Operations group. In 1993, he was appointed director of Operations. In 1998, Mr. Veneziano was appointed director of marketing for Agriculture and Mapping and GIS. From 2000 to 2005, Mr. Veneziano served as the general manager of Trimble's Agriculture business. From 2005 to 2009, he was the general manager of Trimble's Construction business. Prior to joining Trimble, Mr. Veneziano worked for Hewlett-Packard in a variety of manufacturing positions including development engineer and engineering supervisor as well as new product introduction manager. He received a B.S. in electrical engineering from Colorado State University in Fort Collins in 1984.

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

•	changes in market demand,

•	competitive market conditions,

•	the timing of recognizing revenues,

•	fluctuations in foreign currency exchange rates,

•	the cost and availability of components,

•	the mix of our customer base and sales channels,

•	the mix of products sold,

•	pricing of products,

•	global or regional economic and political developments, and

•	other risks, including those described below.
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
The volatility of our stock price could adversely affect an investment in our common stock
The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2015, our stock price ranged from $15.90 to $27.62. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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

Global and regional economic conditions and the cyclicality of some of our key markets may negatively impact our businesses and our operating results
Our earnings and financial position are and will continue to be influenced by various macroeconomic factors, including increases or decreases in gross domestic product, the level of consumer and business confidence, changes in interest rates on consumer and business credit, fluctuations in foreign currency exchange rates, energy prices, and the cost of commodities such as corn, which exist in the various countries in which we operate. During 2015 we experienced a strengthening U.S. Dollar which had the impact of making some of our products and services more expensive than many of our local competitors.
In the recent past, uncertainties in the financial and credit markets have caused our customers to postpone purchases, and negative economic conditions may reduce future sales of, or demand for, our products and services. Negative economic conditions may depress the tax revenues of government entities, which are significant purchasers of our products. Many of our products are sold through dealer channels, and our dealers depend on the availability of credit both to finance purchases of our products for their inventory, and to finance purchases by their customers. Sources of credit could disappear or the financial situation of our channel partners and customers could become such that they are no longer eligible for such financing. Negative economic conditions may result in increased collection times or greater write-offs, affecting our cash flow. Our suppliers may be impacted by economic pressures, which may adversely affect their ability to fulfill their obligations to us and therefore cause a disruption in our supply chain.
Financial conditions in several regions continue to place significant economic pressures on existing and potential customers, including our dealer channels. There is ongoing concern about economic conditions in Europe, which has experienced negative impacts from sovereign debt levels and government taxing and spending actions to address such issues. Other governments may continue to implement measures which may slow the economic growth rate in those countries (e.g., higher interest rates, reduced bank lending and other anti-inflation measures). Growth rates in key emerging markets, including China, have slowed, which could affect demand for our products, both with respect to the products we sell directly into emerging markets, and indirectly by reducing demand for our customers' products. Falling commodity prices have also negatively affected markets such as Australia and Brazil.
We are subject to the cyclicality of the agricultural and engineering and construction industries, which can cause sudden (and sometimes material) declines in demand, with negative effects on sales, inventory levels and product pricing. In general, demand in the engineering and construction industries for our products is highly correlated to the economic cycle and can be subject to even greater levels of volatility. The agricultural spending cycle is influenced by general economic conditions as well as weather, crop loads, commodity pricing, especially corn, the availability of credit and the strength of the U.S. Dollar. Since 2014, the agricultural sector has been experiencing a significant downturn which is continuing, and which has had and may have a negative effect on the company’s overall growth rate. In addition, new sources of supply and a decline in demand have resulted in a substantial decline in the price of oil and gas since 2014, and as a result, the oil and gas industry has been experiencing a significant downturn which is continuing and which has had and may continue to have a negative effect on our engineering and construction business.
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
We are exposed to fluctuations in currency exchange rates which can adversely affect our operating results
Fluctuations in currencies impact our operating results, which are reported in U.S. Dollars. A significant portion of our business is conducted outside the U.S., and as such, we face exposure to movements in the currency exchange rates between the U.S. Dollar and other currencies. These exposures may change over time as economic conditions and business practices evolve and could have a material adverse impact on our financial results and cash flows. During 2015, our business was negatively impacted by the strong U.S. Dollar which increased the cost of some of our products and services relative to those of local competitors in some jurisdictions. If the U.S. Dollar remains strong or there is a continued increase in the exchange rate of the U.S. Dollar against other currencies, it could negatively impact foreign demand for our products or reduce the dollar value of local currency sales. Possible import, export, tariff, and other trade barriers, which could be imposed by the U.S. or by other countries, might have a material adverse effect on the business.
Currently, we routinely hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. The hedging activities undertaken by us are intended to offset the short term impact of currency fluctuations on certain non-functional currency assets and liabilities. Our attempts to hedge against these risks involve transaction costs, and could be unsuccessful and expose us to losses.
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

•	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;

•	loss of key employees of acquired operations;

•	difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;

•	potential disruption of our ongoing business;

•	unanticipated expense related to acquisitions;

•	unanticipated difficulties in conforming business practices, policies, procedures, internal controls, and financial records of acquisitions with our own business;

•	impairment of relationships with employees, customers, vendors, distributors or business partners of either an acquired company or our own business;

•	inability to accurately forecast performance of newly acquired businesses, resulting in unforeseen adverse effects on our operating results;

•	potential unknown liabilities, including liabilities resulting from unknown compliance or legal issues, associated with an acquired business; and

•	negative accounting impact to our results of operations because of purchase accounting treatment and the business practices of acquired companies.
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
Our internal and customer facing systems, and systems of third parties we rely upon, may be subject to disruption, delays or cybersecurity breaches that could adversely impact our customers and operations
A cybersecurity incident in our own systems or the systems of our third party providers may compromise the confidentiality, integrity, or availability of our own internal data, the availability of our products and websites designed to support our customers, or our customer data. Computer hackers, foreign governments or cyber terrorists may attempt to or succeed in penetrating our network security and our website. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third party providers, or other misconduct. We have experienced security breaches in the past, and despite our efforts to maintain the security and integrity of our systems, it is virtually impossible to eliminate this risk. Because the techniques used by computer hackers who may attempt to penetrate and sabotage our network security or our website change frequently, may take advantage of weaknesses in third party technology or standards of which we are unaware or that we do not control, and may not be recognized until after they have been launched against a target, we may be unable to anticipate or counter these techniques. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, vendors or business partners. A cybersecurity incident affecting our systems may also result in theft of our intellectual property, proprietary data or trade secrets, which would compromise our competitive position, reputation and operating results.
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
We utilize dealer networks, including those affiliated with some of our strategic allies such as Caterpillar and CNH Global, to market, sell and service many of our products. Changes in our product mix, including increasing provision of software and bundled solutions tailored to the needs of specific vertical markets, impose new demands on our distribution channels and may require significant changes in the skills and expertise required to successfully distribute our products and services, or the creation of new distribution channels. Recruiting and retaining qualified channel partners and training them in the use and the selling of our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channels, we must continue to expand and improve our processes and procedures that support our distribution channels, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our product offerings, including our new product developments, and newer types of offering such as software and services, may make it more difficult to introduce those products to end-users and delay end-user adoption, which could result in lower revenues.
Disruption of dealer coverage within specific geographic or end-user markets could cause difficulties in marketing, selling or servicing our products and have an adverse effect on our business, operating results or financial condition. Moreover, dealers who carry products that compete with our products may focus their inventory purchases and sales efforts on goods provided by competitors due to industry demand or profitability. Such sourcing decisions can adversely impact our sales, financial condition and results of operations.
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
Errors, viruses or bugs may be present in software or hardware that we acquire or license from third parties and incorporate into our products or in third party software or hardware that our customers use in conjunction with our products. Our customers’ proprietary software and network firewall protections may corrupt data from our products and create difficulties in implementing our solutions. Changes to third party software or hardware that our customers use in conjunction with our software could also render our applications inoperable. Any errors, defects or security vulnerabilities in our products or any defects in, or compatibility issues with, any third party hardware or software or customers’ network environments discovered after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, theft of trade secrets, data or intellectual property and increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations.
Undiscovered vulnerabilities in our products alone or in combination with third party hardware or software could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or use competitive products.

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
The company has increasingly diversified the nature of its businesses both organically and by acquisition. As a result, an increasing amount of our business involves business models which require managerial techniques and skill sets which are different from those required to manage our historical core businesses. We are increasingly selling products and solutions directly to large enterprise customers and other end users of our products. A direct sales model requires different skills and management processes and procedures from those we have generally used in our business in the past, and may create conflicts with our channel partners. An increasing portion of our business will be associated with professional services in order to customize our solutions for the needs of individual customers, which has not previously represented a significant portion of our business. If we are not successful in executing on these new models, our sales, revenue and financial performance may suffer.
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
We are dependent on new products and services and if we are unable to successfully introduce them into the market, or to effectively compete with new, disruptive product alternatives, our customer base may decline or fail to grow as anticipated
Our future revenue stream depends to a large degree on our ability to bring new products and services to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products and services, enhance existing products and achieve market acceptance of such products and services. We may incur problems in the future in innovating and introducing new products and services. Our development stage products may not be successfully completed or, if developed, may not achieve significant customer acceptance. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve our goals as to the timing of introducing new technology products, or could encounter increased costs. The timely availability and cost effective production of these products in volume and their acceptance by customers are important to our future success. If we are unable to introduce new products and services, if other companies develop competing technology products and services, or if we do not develop compelling new products and services, our number of customers may not grow as anticipated, or may decline, which could harm our operating results. Many of our offerings are increasingly focused on software and subscription services. The software industry is characterized by rapidly changing customer preferences which require us to address multiple delivery platforms, new mobile devices and cloud computing. Life cycles of software products can be short and this can exacerbate the risks associated with developing new products. The introduction of third-party solutions embodying new, disruptive technologies and the emergence of new industry standards could make our existing and future software solutions and other products obsolete or non-competitive. If we are not able to develop software and other solutions that address the increasingly sophisticated needs of our customers, or if we are unable to adapt to new technologies or new industry standards that impact our markets, our ability to retain or increase market share and revenues could be materially adversely affected.
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
We also incorporate open source software into our products. Although we monitor our use of open source software, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to market or sell our products or to develop new products. In such event, we could be required to seek licenses from third-parties in order to continue offering our products, to disclose and offer royalty-free licenses in connection with our own source code, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business.
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
The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. Third-parties may claim that we or our customers (some of whom are indemnified by us) are infringing upon their intellectual property rights. For example, individuals and groups may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from us or our customers. The number of these claims has increased in recent years and may continue to increase in the future. As new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to secure a license from such patent holders, redesign our products, or withdraw products from the market. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which could harm our results of operations and financial condition.
Our global operations expose us to risks and challenges associated with conducting business internationally, and our results of operations may be adversely affected by our efforts to comply with the laws of other countries, as well as U.S. laws which apply to international operations, such as the Foreign Corrupt Practices Act (FCPA) and U.S. export control laws
We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, Australasia and North America. We face risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, and laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers which may include the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act, or other anti-corruption laws that have recently been the subject of a substantial increase in global enforcement. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.
In addition, we operate in many parts of the world that have experienced significant governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or through other methods that relevant law and regulations prohibit us from using. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.
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
We are dependent on a specific manufacturer and assembler for many of our products and on other manufacturers, and specific suppliers of critical parts for our products
We are substantially dependent upon Flextronics International Limited as our preferred manufacturing partner for many of our GNSS products. Under our agreement with Flextronics, we provide a twelve-month product forecast and place purchase orders with Flextronics at least thirty calendar days in advance of the scheduled delivery of products to our customers, depending on production lead time. Although purchase orders placed with Flextronics are cancelable, the terms of the agreement would require us to purchase from Flextronics all inventory not returnable or usable by other Flextronics customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Flextronics to meet customers’ delivery requirements or we may accumulate excess inventories, if such inventories are not usable by other Flextronics customers. Our current contract with Flextronics continues in effect until either party gives the other ninety days written notice.
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
Many of our products rely on GNSS technology, GPS and other satellite systems, which may become degraded or inoperable and result in lost revenue
GNSS technology, GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible intentional disruption. Many of the GPS satellites currently in orbit were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 30 operational satellites in orbit, eight have been in operation for more than 15 years, and over half have been in use for more than 7.5 years. Repair of damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites below the 24-satellite standard established for GPS may impair the utility of the GPS system and the growth of current and additional market opportunities. In addition, software updates to GPS satellites and ground control segments can cause problems, and we depend on public access to open technical specifications in advance of such updates to mitigate these problems.
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
Many of our products use satellite signals from the Russian GLONASS System. Other countries, including China and India, are in the process of creating their own GNSS systems, and we either have developed or will develop products which use GNSS signals from these systems. The European community is developing an independent radio navigation satellite system, known as Galileo. National or European authorities may provide preferential access to signals to companies associated with their markets, including our competitors, which could harm our competitive position. Use of non-US GNSS signals may also be subject to restrictions based upon international trade or geopolitical considerations. If we are unable to develop timely and competitive commercial products using these systems, or obtain timely and equal access to service signals, this could result in lost revenue. These authorities may also adopt protectionist measures favoring national companies who make use of their GNSS systems, to the detriment of Trimble products using the U.S. GPS system, which would harm our business.
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

•	the jurisdictions in which profits are determined to be earned and taxed,

•	the resolution of issues arising from tax audits with US and foreign tax authorities,

•	changes in the intercompany transfer pricing methodology,

•	changes in the valuation of our deferred tax assets and liabilities,

•	increases in expense not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions,

•	changes in the realizability of available tax credits,

•	changes in share-based compensation,

•
changes in tax laws or the interpretation of such tax laws, including the Base Erosion and Profit Shifting (“BEPS”) project being conducted by the Organization for Economic Co-operation and Development (“OECD”),

•	changes in generally accepted accounting principles, and

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.
On October 5, 2015, the OECD released the final reports from its BEPS Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. In January 2016, the EC announced an Anti Tax Avoidance Package containing measures to regulate certain elements of tax planning further and to boost tax transparency for consideration by the European Parliament and Council. Meanwhile, in the U.S., a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies. Future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. It is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time.
We are currently in various stages of multiple year examinations by federal, state, and foreign taxing authorities, including a review of our 2010 to 2012 tax years by the U.S. Internal Revenue Service, or IRS. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. If the IRS or the taxing authorities of any other jurisdiction were to successfully challenge a material tax position, we could become subject to higher taxes and our earnings would be adversely affected.
Our reported financial results may be adversely affected by changes in accounting principles applicable to us
Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and other bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. In August 2015, the FASB subsequently issued ASU 2015-14, which deferred the effectiveness of ASU 2014-09, so that it will now be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date. We are currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. We are also evaluating the impact of the adoption of ASU No. 2014-09 on our consolidated financial statements and have not determined whether the effect will be material. Adoption of this standard, along with any other changes in accounting principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in the implementation of new or changed accounting standards could cause us to fail to meet our financial reporting obligations. Changes in applicable accounting standards could have a significant effect on our reported financial results. If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
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
On November 24, 2014, we entered into a new five-year credit agreement with a group of lenders (the 2014 Credit Facility). The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and term loan facilities may be established in an amount of up to $500.0 million. We also have two $75 million revolving credit facilities which are uncommitted and may be called by the lenders with very little notice (the Uncommitted Facilities). At the end of fiscal 2015, our total debt was comprised primarily of Notes of $400.0 million, a revolving loan balance of $216.0 million under the 2014 Credit Facility and a revolving credit line balance of $118.0 million under the Uncommitted Facilities.

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

•	increasing our vulnerability to adverse economic and industry conditions,

•	reducing our ability to make investments and acquisitions which support the growth of the company, or to repurchase shares of our common stock,

•	limiting our flexibility in planning for, or reacting to, changes and opportunities in, our industry, which may place us at a competitive disadvantage, and

•	limiting our ability to incur additional debt on acceptable terms, if at all.
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
Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. A significant portion of our outstanding debt has interest rates which float based on prevailing interest rates. If interest rates increase, our interest expense will also increase.
Our ability to incur additional indebtedness over time may be limited due to applicable financial covenants and restrictions, and due to the risk that significantly increasing our level of indebtedness could impact the ratings assigned to our debt securities by rating organizations, which in turn would increase the interest rates and fees that we pay in connection with our indebtedness.
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
We are subject to the SEC's rules regarding the use and disclosure of conflict minerals, which involves increased operating and compliance costs and could potentially harm our reputation, causing a decline in our stock price
The SEC adopted its final rule implementing Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning conflict minerals during August 2012. The goal of the rule is to cut direct and indirect funding of groups engaged in armed conflict and human rights abuses. We are committed to compliance with the SEC's Conflict Minerals Rule and support its intended objective. This rule requires us to: (1) determine whether conflict minerals (tin, tantalum, tungsten, gold or similar derivatives) are used in our products and, if so, determine if the minerals originated from the Democratic Republic of Congo (DRC) or its immediately adjoining countries; and (2), if so, conduct due diligence regarding the source and chain of custody of these conflict minerals to determine whether the conflict minerals financed or benefitted armed groups. The rule requires us to submit forms and reports to the SEC annually that disclose our determinations and due diligence measures.

Trimble does not directly purchase any conflicts minerals. Tracing these materials back to their country of origin is a complex task that may require us to, among other things, survey suppliers in our supply chain to understand what programs they have in place for tracing the source of minerals supplied to us or used in products supplied to us and to ensure that reasonable due diligence has been performed. Presently, we have not determined how many, or if any, of our supply chain partners use conflict minerals. In addition to the increased administrative expense required to comply with the new requirements that apply to us, we may face a limited pool of suppliers who can provide us “conflict-free” components, parts and manufactured products, and we may not be able to obtain conflict-free products or supplies in sufficient quantities or at competitive prices for our operations, and may be required to disclose that our products are not “conflict free.” This could adversely affect the Company’s reputation and may harm its relationships with business partners and customers, and our stock price could suffer as a result.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
The following table sets forth the significant real property that we own or lease as of January 1, 2016:

Location	Segment(s) served	Size in Sq. Feet
Sunnyvale, California	All	167,000
Huber Heights (Dayton), Ohio	All	310,000
Westminster, Colorado	All	125,000
Corvallis, Oregon	Engineering & Construction	40,000
Richmond Hill, Canada	Advanced Devices	50,200
Danderyd, Sweden	Engineering & Construction	113,000
Christchurch, New Zealand	Engineering & Construction Mobile Solutions Field Solutions	60,000
Espoo, Finland	Engineering & Construction Field Solutions	65,678
Minnetonka, Minnesota	Mobile Solutions	63,000
Mayfield Heights, Ohio	Mobile Solutions	74,000
Chennai, India	All	67,288
In addition, we lease a number of smaller offices around the world primarily for sales, manufacturing and other functions. For financial information regarding obligations under leases, see Note 9 of the Notes to the Consolidated Financial Statements.

We believe that our facilities are adequate to support current and near term operations.

Item 3.	Legal Proceedings

On August 9, 2013, Harbinger Capital Partners, LLC and additional plaintiffs (“Harbinger Plaintiffs”) filed a lawsuit against Deere & Co., Garmin, the Company and two other defendants in the U.S. District Court in Manhattan in connection with Plaintiffs’ investment in LightSquared.  The Harbinger Plaintiffs alleged, among other things, fraud and negligent misrepresentation, claiming that the defendants were aware of material facts that caused the Federal Communications Commission to take adverse action against LightSquared and failed to disclose those facts prior to Plaintiffs’ investment in LightSquared, and sought $1.9 billion in damages from the defendants.  On November 1, 2013, LightSquared, Inc. and several related parties (“LightSquared Plaintiffs”) filed suit against the same defendants, asserting similar state law claims to those made in the Harbinger lawsuit, as well as additional claims, including breach of contract. On February 5, 2015, the U.S. District Court dismissed all claims brought by the Harbinger Plaintiffs and the majority of those brought by the LightSquared Plaintiffs. On February 11, 2015, the Harbinger Plaintiffs filed a notice of appeal of the District Court’s dismissal of their claims. The District Court’s dismissal of claims of the Harbinger Plaintiffs was affirmed by the Second Circuit Court of Appeals on December 7, 2015.  Incident to approval of its bankruptcy reorganization plan effective December 7, 2015, LightSquared Inc.’s successor under the bankruptcy reorganization plan acquired the claims of the Harbinger Plaintiffs.  On December 14, 2015, the LightSquared Plaintiffs (as reorganized) dismissed all claims against the Company without prejudice pursuant to an initial agreement with the Company.  On February 3, 2016, the LightSquared Plaintiffs (as reorganized) and the Company entered into a settlement agreement which includes mutual releases of all claims between the parties, and which provides for the dismissal of all claims of the LightSquared Plaintiffs (as reorganized) with prejudice.   Under the settlement agreement, the LightSquared Plaintiffs (as reorganized) further agreed to take no further action to preserve or prosecute the claims of the Harbinger Plaintiffs.

On September 2, 2011 Research Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment Notwithstanding the Verdict, and on March 18, 2015, the Court awarded the Company a portion of its incurred attorneys’ fees and costs, and entered judgment in the Company’s favor in the amount of $0.6 million.  The judgment also provides that Plaintiff take nothing on its claims.  On April 17, 2015, Plaintiff filed a Notice of Appeal to the Alaska Supreme Court. The parties have completed all appellate briefing, and the matter is scheduled for oral argument before the Alaska Supreme Court.

On March 12, 2015, Rachel Thompson filed a putative class action complaint in California Superior Court against the Company, the members of its Board of Directors, and JP Morgan Chase Bank.  The suit alleges that the Company’s Board of Directors breached their fiduciary obligations to the Company’s shareholders by entering into a credit agreement with JP Morgan Chase Bank that contains certain change of control provisions that plaintiff contends are disadvantageous to shareholders.  The complaint seeks declaratory relief, injunctive relief, and costs of the action but does not seek monetary damages.  The parties have reached a proposed settlement, which would modify one provision of the credit agreement and permit the named plaintiff to seek recovery of attorney’s fees.  By order filed February 1, 2016, the Court granted preliminary approval of the proposed settlement, ordered that notice be provided to shareholders, and scheduled a hearing to consider any objections to the settlement.
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

	2015		2014
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
First quarter	$27.62	$23.68	$40.17	$30.66
Second quarter	26.36	22.28	39.95	31.92
Third quarter	23.94	15.90	34.94	29.12
Fourth quarter	23.86	16.40	31.04	25.66
Stock Repurchase Program
In August 2014, our Board of Directors approved a stock repurchase program (2014 Stock Repurchase Program), authorizing us to repurchase up to $300.0 million of Trimble’s common stock, replacing a stock repurchase program which had been in place since 2011. In August 2015, our Board of Directors approved a stock repurchase program (2015 Stock Repurchase Program), authorizing us to repurchase up to $400.0 million of Trimble’s common stock, replacing the 2014 Stock Repurchase Program.
During fiscal 2015, we repurchased approximately 7.5 million shares of common stock in open market purchases, at an average price of $21.29 per share, for a total of $159.4 million. This total includes $75.1 million and $84.3 million of open market purchases completed under the 2015 and 2014 Stock Repurchase Programs, respectively.
As part of the 2015 Stock Repurchase Program, in September 2015, we entered into an accelerated share repurchase agreement, or ASR, with an investment bank for $75.0 million. The ASR was completed in December 2015 and resulted in the aggregate repurchase of approximately 3.7 million shares of common stock with a volume weighted average price of $20.11 per share.
During fiscal 2014, under the provisions of both the 2014 and 2011 Stock Repurchase Programs, we repurchased approximately 3.2 million shares of common stock in open market purchases at an average price of $30.22 per share, for a total of $97.8 million.
No shares of common stock were repurchased during fiscal 2013.
Stock repurchases are reflected as a decrease to common stock based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. As a result of the 2015 repurchases, retained earnings was reduced by $180.3 million in fiscal 2015. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been canceled. At the end of fiscal 2015, the 2015 Stock Repurchase Program had remaining authorized funds of $249.9 million.

The following table provides information relating to our common stock repurchase activity during the fourth quarter of 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program
October 3, 2015 - November 6, 2015	—	—	—	$249,922,586
November 7, 2015 - December 4, 2015	—	—	—	249,922,586
December 5, 2015 - January 1, 2016	42,211	(1)	42,211	$249,922,586	(2)
	42,211		42,211

(1) Amounts represent the final share delivery under the ASR agreement, under which we repurchased approximately 3.7 million shares in total during third and fourth quarters of 2015 for an aggregate volume weighted average price of $20.11.

(2) In August 2015, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $400.0 million of Trimble’s common stock. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without public notice.

As of February 20, 2016, there were approximately 698 holders of record of our common stock.
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

Fiscal Years	2015	2014	2013	2012	2011
(Dollar in millions, except per share data)
Revenue	$2,290.4	$2,395.5	$2,288.1	$2,040.1	$1,644.1
Gross margin	$1,202.2	$1,290.8	$1,203.8	$1,046.2	$829.6
Gross margin percentage	52.5%	53.9%	52.6%	51.3%	50.5%
Net income attributable to Trimble Navigation Limited	$121.1	$214.1	$218.9	$191.1	$150.8
Net income	$120.7	$213.9	$218.2	$189.7	$148.9
Earnings per share
—Basic	$0.47	$0.82	$0.85	$0.76	$0.61
—Diluted	$0.47	$0.81	$0.84	$0.74	$0.60
Shares used in calculating basic earnings per share	255.8	260.1	256.6	251.1	245.5
Shares used in calculating diluted earnings per share	258.5	264.5	261.2	256.8	252.3

At the End of Fiscal Year	2015	2014	2013	2012	2011
(Dollar in millions)
Total assets	$3,680.7	$3,855.9	$3,693.5	$3,475.8	$2,639.5
Long-term debt and other non-current liabilities	$717.9	$766.8	$729.8	$927.3	$541.4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
EXECUTIVE LEVEL OVERVIEW
Trimble Navigation Limited is a leading provider of technology solutions that optimize the work processes of office and mobile field professionals around the world. Our comprehensive work process solutions are used across a range of industries including agriculture, architecture, civil engineering, construction, environmental management, government, natural resources, transportation and utilities. Representative Trimble customers include engineering and construction firms, contractors, surveying companies, farmers and agricultural companies, enterprise firms with large-scale fleets, energy, mining and utility companies, and state, federal and municipal governments.
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

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have over time redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D and acquisitions. We have been spending an average of 14% of revenue over the past several years on R&D and currently have over 1,100 unique patents. We intend to continue to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for opportunities where the need for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

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

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in 43 countries and distribution channels in over 100 countries. In 2015, 50% of our sales were to customers located in countries outside of the U.S.

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

Trimble’s focus on these growth drivers has led over time to growth in revenue and profitability as well as an increasingly diversified business model. Software and services growth is driving increased recurring revenue, leading to improved visibility in our business. As our solutions have expanded, our go to market model has also evolved, with a balanced mix between direct, distribution and OEM customers, and an increasing number of enterprise level customer relationships.
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
In evaluating the revenue recognition for our hardware or subscription agreements which contain multiple deliverables, we determined that in certain instances we were not able to establish VSOE for some or all deliverables in an arrangement as we infrequently sold each element on a standalone basis, did not price products within a narrow range, or had a limited sales history. When VSOE cannot be established, we attempt to establish the selling price of each element based on relevant third-party evidence (TPE). TPE is determined based on competitor prices for similar deliverables when sold separately. Our offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to establish the selling price of an element based on TPE.
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
Relative to uncertain tax positions, we only recognize a tax benefit if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual tax audit outcomes. Determining whether an uncertain tax position is effectively settled requires judgment. Changes in recognition or measurement of our uncertain tax positions would result in the recognition of a tax benefit or an additional charge to the tax provision. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.
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

Goodwill and Purchased Intangible Assets
Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets acquired individually, with a group of other assets, or in a business combination, are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog, trademarks, and in-process research and development.  The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives ranging from one to twelve years with a weighted average useful life of 6.2 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The annual goodwill impairment testing is performed in the fourth fiscal quarter of each year based on the values on the first day of that quarter. Goodwill was reviewed for impairment utilizing a quantitative two-step process.  In the first step of this test, goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. When we perform a quantitative assessment of goodwill impairment, the determination of fair value of a reporting unit involves the use of significant estimates and assumptions. The discounted cash flows are based upon, among other things, assumptions about expected future operating performance using risk-adjusted discount rates. Actual future results may differ from those estimates. As of the first day of the fourth quarter of fiscal 2015, the fair value for our reporting units ranged from 131% to approximately 701% of carrying amounts, therefore goodwill was not impaired and no further testing was required. For certain earlier stage reporting units, due to the smaller magnitude of the carrying value and fair value of each respective reporting unit, the margins by which the fair value exceeded the carrying value on an absolute dollar basis were relatively small.
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
Warranty Costs
The liability for product warranties was $18.5 million at the end of fiscal 2015, as compared with $20.6 million at the end of fiscal 2014. We accrue for warranty costs as part of cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on our behalf. Our expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. When products sold include warranty provisions, they are covered by a warranty for periods ranging generally from 1 year to 2 years.
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
Stock-Based Compensation

We recognize compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values, net of estimated forfeitures. The grant date fair value for options is estimated using a binomial valuation model. The fair value of rights to purchase shares under our employee stock purchase plan is estimated using the Black-Scholes option-pricing model. The fair value of restricted stock units is determined based on the closing price of our common stock on the date of grant. The fair value of restricted stock units with market-based vesting conditions is valued as of the grant date using a Monte Carlo simulation.
The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and any expected dividends. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. The Monte Carlo simulation takes into account the same input assumptions as the binomial option pricing model as outlined above; however, it also incorporates into the fair-value determination the possibility that the market-based vesting conditions may not be satisfied and the impact of the possible differing stock price paths for Trimble and each of the constituents of the S&P 500. If factors change and we employ different assumptions to determine the fair value of our share-based payment awards granted in future periods, the compensation expense that we record under it may differ significantly from what we have recorded in the current period.
Stock-based compensation expense recognized in the Consolidated Statement of Income is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. The stock-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures different materially from our estimates, stock-based compensation recognized many not be reflective of what was earned in that period.
Inventory Valuation
Our inventories, net balance was $261.1 million at the end of fiscal 2015 as compared with $278.1 million at the end of fiscal 2014. Our inventory allowances at the end of fiscal 2015 were $46.7 million, as compared with $41.1 million at the end of fiscal 2014. Our inventories are stated at the lower of cost or market. Adjustments are also made to reduce the cost of inventory for estimated excess or obsolete balances. Factors influencing these adjustments include declines in demand which impact inventory purchasing forecasts, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. If our estimates used to reserve for excess and obsolete inventory are different from what we expected, we may be required to recognize additional reserves, which would negatively impact our gross margin.
RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

Fiscal Years	2015	2014	2013
(Dollars in millions)
Revenues:
Product	$1,533.5	$1,713.6	$1,649.9
Service	419.9	396.0	364.3
Subscription	337.0	285.9	273.9
Total revenue	$2,290.4	$2,395.5	$2,288.1
Gross margin	1,202.2	1,290.8	1,203.8
Gross margin %	52.5%	53.9%	52.6%
Total consolidated operating income	154.4	260.8	251.7
Operating income as a % of revenue	6.7%	10.9%	11.0%
Basis of Presentation
We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2015 was January 1, 2016. Fiscal 2015 and 2014 were both 52-week years. Fiscal 2013 was a 53-week year.

Revenue
In fiscal 2015, total revenue decreased by $105.1 million, or 4%, to $2.29 billion from $2.40 billion in fiscal 2014. Overall revenue was primarily impacted by negative foreign currency effects, and to a lesser extent declines due to oil and gas and agricultural market conditions, partially offset by acquisitions and improved growth in building construction and transportation and logistics.
On a segment basis, the decrease in fiscal 2015 was primarily due to Engineering and Construction and Field Solutions, partially offset by the increase in Mobile Solutions. Engineering and Construction revenue decreased $64.8 million, or 5%, Field Solutions revenue decreased $66.8 million, or 16%, and Advanced Devices decreased $7.0 million, or 5%, partially offset by an increase in Mobile Solutions of $33.5 million, or 7%, as compared to fiscal 2014. The decline in Engineering and Construction was primarily driven by the impact of foreign currency effects due to the weaker Euro and to a lesser extent, oil price declines on regional economies, primarily in geospatial. The decline was partially offset by building construction which was up due to organic growth and to a lesser extent, acquisitions not applicable in the prior year. The decline in Field Solutions revenue was primarily due to softness in agricultural markets and to a lesser extent, GIS and foreign currency effects. Mobile Solutions revenue increased due to continued growth in the transportation and logistics market. Advanced Devices revenue decreased primarily due to weaker sales of timing component products.
By revenue category, overall product revenue decreased $180.1 million, or 11%, service revenue increased $23.9 million, or 6%, and subscription revenue increased $51.1 million, or 18%. The product revenue decrease was primarily within Engineering and Construction and Field Solutions, slightly offset by a product revenue increase in Mobile Solutions. Service and subscription increases were primarily due to organic growth within Engineering and Construction and Mobile Solutions, as we continue to expand software and services, including implementation and maintenance, and subscription services as a portion of our revenue. Although to a lesser extent, acquisitions growth within Engineering and Construction also contributed. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
In fiscal 2014, total revenue increased by $107.4 million, or 5%, to $2.40 billion from $2.29 billion in fiscal 2013. Overall revenue was up due to growth in building construction, heavy civil, and transportation and logistics markets, partially offset by a decline in agricultural market conditions.
On a segment basis, the increase in fiscal 2014 was primarily due to Engineering and Construction and Mobile Solutions, and to a lesser extent Advanced Devices. Engineering and Construction revenue increased $126.1 million, or 10%, Mobile Solutions increased $21.7 million, or 5%, and Advanced Devices increased $11.4 million, or 9%, partially offset by a decrease in Field Solutions of $51.8 million, or 11%, as compared to fiscal 2013. Revenue growth within Engineering and Construction was driven primarily by organic growth due to building construction, heavy civil, and to a lesser extent, geospatial products in the U.S. and Europe. To a lesser extent, acquisitions contributed to the growth. Mobile Solutions revenue increased primarily due to organic growth in the transportation and logistics market. Advanced Devices revenue increased due to stronger sales of embedded and timing components. Field Solutions revenue decreased significantly primarily due to softness in agricultural markets.
By revenue category, overall product revenue increased $63.7 million, or 4%, service revenue increased $31.7 million, or 9%, and subscription revenue increased $12.0 million, or 4%. The product and service revenue increase in fiscal 2014 as compared to fiscal 2013 was driven primarily by growth across Engineering and Construction and Mobile Solutions, which included organic growth, and to a lesser extent, the impact of acquisitions. Product revenue growth was partially offset by a significant decrease in Field Solutions revenue primarily due to softness in Agriculture. Subscription growth was driven by growth in Mobile Solutions, partially offset by our change in accounting for Virtual Site Solutions, our joint venture with Caterpillar, which is now treated as an equity method investment. In the prior year, as a majority owner, we consolidated Virtual Site Solutions results and Virtual Site Solutions revenue was included in Engineering and Construction subscription revenue.
During fiscal 2015, sales to customers in the United States represented 50%, Europe represented 24%, Asia Pacific represented 14%, and other regions represented 12% of our total revenue. During fiscal 2014, sales to customers in the United States represented 48%, Europe represented 24%, Asia Pacific represented 14%, and other regions represented 14% of our total revenue. During fiscal 2013, sales to customers in the United States represented 49%, Europe represented 23%, Asia Pacific represented 14%, and other regions represented 14% of our total revenue. We anticipate that sales to international customers will continue to account for a significant portion of our revenue.
No single customer accounted for 10% or more of our total revenue in fiscal 2015, 2014 or 2013. No single customer accounted for 10% or more of our accounts receivable as of fiscal years ended 2015 and 2014.
Gross Margin
Our gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, new product start-up costs, and foreign currency translations.

In fiscal 2015, our gross margin decreased by $88.6 million as compared to fiscal 2014, primarily due to decreased revenue in Engineering and Construction and Field Solutions. Gross margin as a percentage of total revenue was 52.5% in fiscal 2015 and 53.9% in fiscal 2014. The decrease in the gross margin percentage was primarily in Engineering and Construction due to product mix and foreign currency effects due to the weaker Euro, and to a lesser extent, due to an increase in intangible asset amortization.
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
Operating Income
Operating income decreased by $106.4 million for fiscal 2015 as compared to fiscal 2014. Operating income as a percentage of total revenue for fiscal 2015 was 6.7% as compared to 10.9% for fiscal 2014. The decrease in operating income and operating income percentage was primarily due to revenue declines in Engineering and Construction and Field Solutions and increased restructuring, partially offset by the effects of operating expense control. Also, higher revenue in Mobile Solutions partially offset the declines.
Operating income increased by $9.1 million for fiscal 2014 as compared to fiscal 2013. Operating income as a percentage of total revenue for fiscal 2014 was 10.9% as compared to 11.0% for fiscal 2013. The decrease in operating income and operating income percentage was primarily due to the revenue decrease in Field Solutions and the impact of acquisitions in Engineering and Construction in the fourth quarter of the year. The decrease was partially offset by gross margin improvements due to higher margin software, maintenance, and subscription revenue.
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

Fiscal Years	2015	2014	2013
(Dollars in millions)
Engineering and Construction
Revenue	$1,283.3	$1,348.1	$1,222.0
Segment revenue as a percent of total revenue	56%	56%	53%
Operating income	$218.8	$284.1	$263.6
Operating income as a percent of segment revenue	17%	21%	22%
Field Solutions
Revenue	$355.3	$422.1	$473.9
Segment revenue as a percent of total revenue	15%	18%	21%
Operating income	$108.6	$137.8	$176.2
Operating income as a percent of segment revenue	31%	33%	37%
Mobile Solutions
Revenue	$520.3	$486.8	$465.1
Segment revenue as a percent of total revenue	23%	20%	20%
Operating income	$85.6	$78.0	$68.0
Operating income as a percent of segment revenue	16%	16%	15%
Advanced Devices
Revenue	$131.5	$138.5	$127.1
Segment revenue as a percent of total revenue	6%	6%	6%
Operating income	$46.9	$44.3	$29.8
Operating income as a percent of segment revenue	36%	32%	23%

Historically, we allocated stock-based compensation to each segment. Beginning with the first quarter of fiscal 2015, we changed our methodology for allocating stock-based compensation to our segments. Stock-based compensation is shown in the aggregate within unallocated corporate expense and is not reflected in the segment results, which is consistent with the way the Chief Operating Decision Maker (CODM) evaluates each of the segment's performance and allocates resources. The change in the allocation of stock-based compensation is designed to help ensure that business segment results reflect how the CODM makes decisions about resource allocations and assessing segment performance. We have adjusted the presentation of segment information for fiscal 2014 and 2013 to conform to the current year methodology. The following table shows the amount of stock-based compensation that had been previously allocated to the business segments in fiscal 2014 and 2013 and the impact to those segments' Operating income.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(In millions)
Fiscal 2014
Operating income	$284.1	$137.8	$78.0	$44.3	$544.2
Previously allocated stock-based compensation	(15.2)	(3.6)	(5.1)	(1.9)	(25.8)
Previously reported operating income	$268.9	$134.2	$72.9	$42.4	$518.4

Fiscal 2013
Operating income	$263.6	$176.2	$68.0	$29.8	$537.6
Previously allocated stock-based compensation	(12.3)	(3.1)	(4.0)	(3.2)	(22.6)
Previously reported operating income	$251.3	$173.1	$64.0	$26.6	$515.0

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

Fiscal Years	2015	2014	2013
(in millions)
Consolidated segment operating income	$459.9	$544.2	$537.6
Unallocated corporate expense	(80.2)	(79.4)	(79.8)
Restructuring charges	(12.8)	(2.1)	(6.8)
Stock-based compensation	(50.1)	(43.4)	(36.5)
Amortization of purchased intangible assets	(162.4)	(158.5)	(162.8)
Consolidated operating income	154.4	260.8	251.7
Non-operating income (expense), net	(2.6)	5.2	1.2
Consolidated income before taxes	$151.8	$266.0	$252.9
Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up, acquisition/divestiture costs and litigation expenses.
Engineering and Construction
Engineering and Construction revenue decreased by $64.8 million, or 5%, while segment operating income decreased by $65.3 million, or 23%, for fiscal 2015 as compared to fiscal 2014. The revenue decrease for fiscal 2015 was primarily driven by the negative foreign currency effects due to the weaker Euro and to a lesser extent, the impact of oil price declines on regional economies which impacted sales, primarily in geospatial. To the extent these trends continue, our results of operations could be further impacted. The decline was partially offset by building construction which was up due to organic growth and acquisitions not applicable in the prior year.
Segment operating income decreased primarily due to decreased revenue and lower gross margin resulting from product mix and foreign currency effects due to the weaker Euro, slightly offset by the effects of operating expense control. Although acquisitions contributed to revenue, they also presented a short term negative impact on revenue and operating income, partly because of deferred revenue accounting effects.
Engineering and Construction revenue increased by $126.1 million, or 10%, while segment operating income increased by $20.5 million, or 8%, for fiscal 2014 as compared to fiscal 2013. The revenue growth was primarily driven by organic growth in the global sales of building construction and heavy civil. The impact of acquisition revenue on the full year was relatively minor. Sales were relatively strong in the U.S., particularly for building construction products and heavy civil products which continued to grow, however European markets demonstrated some slowness in growth. Geospatial sales were relatively stable during the year, but slowed in the fourth quarter due to the impact of oil price declines.
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
Field Solutions
Field Solutions revenue decreased by $66.8 million, or 16%, while segment operating income decreased by $29.2 million, or 21%, for fiscal year 2015 as compared to fiscal 2014. The revenue decrease was primarily due to continued softness in agriculture markets, particularly in the OEM channels, and to a lesser extent, GIS and negative foreign currency effects due to the weaker Euro. Segment operating income decreased due to the revenue decrease described above, partially offset by the effects of operating expense control.
Field Solutions revenue decreased by $51.8 million, or 11%, while segment operating income decreased by $38.4 million, or 22%, for fiscal year 2014 as compared to fiscal 2013. The revenue decrease was primarily due to softness in agriculture markets where the market environment grew significantly more difficult in the last half of the year. The agriculture decrease was partially offset by a slight increase in Geographic Information System (GIS) sales. Segment operating income decreased primarily due to the revenue decrease in Agriculture.
Mobile Solutions
Mobile Solutions revenue increased by $33.5 million, or 7%, while segment operating income increased by $7.6 million, or 10% for fiscal year 2015 as compared to fiscal 2014. The revenue increase was primarily due to continued organic growth in the transportation and logistics market, which focuses on enterprise solutions. This was partially offset by a decline in field services and negative foreign currency effects due to the weaker Euro. Segment operating income increased due to increased revenue and product mix, including higher software, maintenance and subscription revenue.
Mobile Solutions revenue increased by $21.7 million, or 5%, while segment operating income increased by $10.0 million, or 15% for fiscal year 2014 as compared to fiscal 2013. The revenue increase was primarily due to continued organic growth in the transportation and logistics market, which focuses on enterprise solutions. This was partially offset by a decline in field services as the focus shifts to more vertical markets. Segment operating income increased due to increased revenue and product mix, including higher software, maintenance and subscription revenue, as well as product cost reductions.
Advanced Devices
Advanced Devices revenue decreased by $7.0 million, or 5%, and segment operating income increased by $2.6 million, or 6%, for fiscal 2015 as compared to fiscal 2014. The decrease in revenue was primarily driven by decreased sales of timing component products, while the increase in operating income was due to gross margin expansion due to product mix and operating expense control.
Advanced Devices revenue increased by $11.4 million, or 9%, and segment operating income increased by $14.5 million, or 49%, for fiscal 2014 as compared to fiscal 2013. The increase in revenue and operating income was primarily driven by increased sales of timing and embedded component products as well as operating expense control.
Research and Development, Sales and Marketing, and General and Administrative Expenses
The following table shows research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses in absolute dollars and as a percentage of total revenue for fiscal years 2015, 2014 and 2013 and should be read in conjunction with the narrative descriptions of those operating expenses below.

Fiscal Years	2015	2014	2013
(Dollars in millions)
Research and development	$336.7	$318.0	$299.4
Percentage of revenue	15%	13%	13%
Sales and marketing	374.6	387.6	348.1
Percentage of revenue	16%	16%	15%
General and administrative	255.3	247.1	216.9
Percentage of revenue	11%	10%	9%
Total	$966.6	$952.7	$864.4
Percentage of revenue	42%	39%	37%
Overall, R&D, sales and marketing, and G&A expenses increased by approximately $13.9 million in fiscal 2015 compared to fiscal 2014. All of our R&D costs have been expensed as incurred.
Research and development expense increased by $18.7 million, or 6%, in fiscal 2015, as compared to fiscal 2014. Overall, research and development spending was 15% of revenue in fiscal 2015 versus 13% in fiscal 2014. As compared to the prior year, fiscal 2015 R&D expense increased 7% due to compensation and other expenses and 5% due to fiscal 2015 business acquisitions, partially offset by a 6% decrease due to favorable foreign exchange rates.
Research and development expense increased by $18.6 million, or 6%, in fiscal 2014, as compared to fiscal 2013. Overall, research and development spending was 13% of revenue in both fiscal 2014 and 2013. As compared to the prior year, fiscal 2014 R&D expense increased 4% due to fiscal 2014 business acquisitions and 3% due to compensation and other expenses, partially offset by a 1% decrease due to favorable foreign exchange rates.
We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.
Sales and marketing expense decreased by $13.0 million, or 3%, in fiscal 2015, as compared to fiscal 2014. Overall, spending for sales and marketing was 16% of revenue in both fiscal 2015 and 2014. As compared to the prior year, fiscal 2015 sales and marketing expense decreased 6% due to favorable foreign exchange rates and 1% due to lower compensation and other expenses, partially offset by a 4% increase due to fiscal 2015 business acquisitions.
Sales and marketing expense increased by $39.5 million, or 11%, in fiscal 2014, as compared to fiscal 2013. Overall, spending for sales and marketing was 16% of revenue in fiscal 2014 versus 15% in fiscal 2013. As compared to the prior year, fiscal 2014 sales and marketing expense increased 8% due to compensation and other expenses and 4% due to fiscal 2014 business acquisitions, partially offset by a 1% decrease due to favorable foreign exchange rates.
General and administrative expense increased by $8.2 million, or 3%, in fiscal 2015, as compared to fiscal 2014. Overall, general and administrative spending was 11% of revenue in fiscal 2015 versus 10% in fiscal 2014. As compared to the prior year, fiscal 2015 general and administrative expense increased 8% due to fiscal 2015 business acquisitions, partially offset by a 4% decrease due to favorable foreign exchange rates and 1% decrease due to compensation and other expenses.
General and administrative expense increased by $30.2 million, or 14%, in fiscal 2014, as compared to fiscal 2013. Overall, general and administrative spending was 10% of revenue in fiscal 2014 versus 9% in fiscal 2013. As compared to the prior year, fiscal 2014 general and administrative expense increased 8% due to compensation and other expenses and 6% due to fiscal 2014 business acquisitions.
Amortization of Purchased Intangible Assets

Fiscal Years	2015	2014	2013
(in millions)
Cost of sales	$92.6	$82.9	$81.1
Operating expenses	69.8	75.6	81.7
Total	$162.4	$158.5	$162.8
Total amortization expense of purchased intangible assets was $162.4 million in fiscal 2015, of which $92.6 million was recorded in Cost of sales and $69.8 million was recorded in Operating expenses. Total amortization expense of purchased intangibles represented 7.1% of revenue in fiscal 2015, an increase of $3.9 million from fiscal 2014 when it represented 6.6% of revenue. The increase was primarily due to acquisitions not included in fiscal 2014, partially offset by the expiration of amortization for prior acquisitions.
Total amortization expense of purchased intangible assets was $158.5 million in fiscal 2014, of which $82.9 million was recorded in Cost of sales and $75.6 million was recorded in Operating expenses. Total amortization expense of purchased intangibles represented 6.6% of revenue in fiscal 2014, a decrease of $4.3 million from fiscal 2013 when it represented 7.1% of revenue. The decrease was primarily due to the expiration of amortization for prior acquisitions, partially offset by acquisitions not included in fiscal 2013.
Non-operating Income (Expense), Net
The following table shows non-operating income, net for the periods indicated and should be read in conjunction with the narrative descriptions below:

Fiscal Years	2015	2014	2013
(in millions)
Interest expense	$(25.6)	$(18.7)	$(17.6)
Foreign currency transaction gain (loss), net	0.2	(5.1)	(0.9)
Income from equity method investments, net	17.9	12.4	20.7
Other income (loss), net	4.9	16.6	(1.0)
Total non-operating income (expense), net	$(2.6)	$5.2	$1.2
Total non-operating income (expense), net decreased by $7.8 million during fiscal 2015 compared with fiscal 2014. The decrease was primarily due to higher interest expense and a gain on a partial equity sale of Virtual Site Solutions (VSS) included in the first quarter of fiscal 2014, partially offset by the impact of foreign currency transaction fluctuations and increased income from equity method investments due to joint venture profitability.
Total non-operating income (expense), net increased by $4.0 million during fiscal 2014 compared with fiscal 2013. The increase was primarily due to a gain on a partial equity sale of Virtual Site Solutions (included in Other income (loss), net, partially offset by lower profitability from joint ventures, and the impact of foreign currency transaction fluctuations.
Income Tax Provision

Our effective income tax rates for fiscal 2015, 2014 and 2013 were 20%, 20% and 14%, respectively.  The fiscal 2015 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income and, to a lesser extent, the inclusion of the current year U.S. federal R&D credit. The fiscal 2014 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income and, to a lesser extent, the inclusion of the current year U.S. federal R&D credit, partially offset by the effect of a gain on a partial equity sale of VSS. The fiscal 2013 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income and, to a lesser extent, the inclusion of the current year U.S. federal R&D credit, the favorable benefit of the retroactive reinstatement of the 2012 R&D credit and the benefit of the tax rate reduction in Finland.
OFF-BALANCE SHEET ARRANGEMENTS
Other than operating leases, inventory purchases and other commitments incurred in the normal course of business (see Contractual Obligations table below), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in, or relationship with, any special purpose entities.
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
It is not possible to determine the maximum potential exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not been material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets at the end of fiscal 2015 and 2014.
LIQUIDITY AND CAPITAL RESOURCES

At the End of Fiscal Year	2015	2014	2013
(Dollars in millions)
Cash and cash equivalents	$116.0	$148.0	$147.2
As a percentage of total assets	3.2%	3.8%	4.0%
Principal balance of outstanding debt	$735.2	$741.6	$758.5
Fiscal Years	2015	2014	2013
(Dollars in millions)
Cash provided by operating activities	$354.9	$407.1	$414.6
Cash used in investing activities	$(172.4)	$(344.0)	$(324.8)
Cash used in financing activities	$(202.8)	$(51.5)	$(98.4)
Effect of exchange rate changes on cash and cash equivalents	$(11.7)	$(10.8)	$(2.0)
Net increase (decrease) in cash and cash equivalents	$(32.0)	$0.8	$(10.6)
Cash and Cash Equivalents
At the end of fiscal 2015, cash and cash equivalents totaled $116.0 million compared to $148.0 million at the end of fiscal 2014. We had a principal balance of outstanding debt of $735.2 million at the end of fiscal 2015 compared to $741.6 million at the end of fiscal 2014.
We believe that our cash and cash equivalents, together with borrowings under our 2014 Credit Facility as described below under the heading “Debt”, will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures, acquisitions and stock repurchases under the stock repurchase program for at least the next twelve months.

We anticipate that planned capital expenditures primarily for enhancements of our ORACLE ERP systems, computer equipment, software, manufacturing tools and test equipment and leasehold improvements associated with business expansion, will constitute a partial use of our cash resources. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.
Operating Activities
Cash provided by operating activities was $354.9 million for fiscal 2015, as compared to $407.1 million for fiscal 2014. The decrease of $52.2 million was due to a decrease in net income before non-cash depreciation and amortization primarily due to decreased operating income in Engineering and Construction and to a lesser extent, Field Solutions. This was partially offset by a decrease in working capital requirements, particularly for inventory.
Cash provided by operating activities was $407.1 million for fiscal 2014, as compared to $414.6 million for fiscal 2013. The decrease of $7.5 million was due to a decrease in net income before non-cash depreciation and amortization, primarily due to decreased operating income in Field Solutions. This was partially offset by an increase in deferred revenue.
Investing Activities
Cash used in investing activities was $172.4 million for fiscal 2015, as compared to $344.0 million for fiscal 2014. The decrease is primarily due to cash used for business and intangible asset acquisitions. Fiscal 2015 acquisitions included PocketMobile and Vianova Systems and other acquisitions. Fiscal 2014 acquisitions included Manhattan Software, Amtech and other acquisitions.
Cash used in investing activities was $344.0 million for fiscal 2014, as compared to $324.8 million for fiscal 2013. The increase is primarily due to cash used for business and intangible asset acquisitions. Fiscal 2014 acquisitions included Manhattan Software, Amtech and other acquisitions. Fiscal 2013 acquisitions included ALK, Trade Services and other acquisitions.
Financing Activities
Cash used by financing activities was $202.8 million for fiscal 2015, as compared to cash used of $51.5 million during fiscal 2014. The increase of $151.3 million was primarily due to an increase in cash used for stock repurchases.
Cash used by financing activities was $51.5 million for fiscal 2014, as compared to cash used of $98.4 million during fiscal 2013. The decrease of $46.9 million was primarily due to a decrease in debt proceeds, net of repayments, slightly offset by an increase in proceeds received from the issuance of common stock related to stock option exercises and stock repurchases.
Accounts Receivable and Inventory Metrics

At the End of Fiscal Year	2015	2014
Accounts receivable days sales outstanding	59	58
Inventory turns per year	4.0	3.9
Accounts receivable days sales outstanding were up at 59 days at the end of fiscal 2015, as compared to 58 days at the end of fiscal 2014, primarily due to the impact of acquisitions during the year. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the fourth fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 4.0 at the end of fiscal 2015, as compared to 3.9 at the end of fiscal 2014. Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period.
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
In connection with the closing of the Notes offering, we entered into an Indenture with U.S. Bank National Association, as trustee. The Indenture contains covenants limiting our ability to create certain liens, enter into sale and lease-back transactions, and consolidate or merge with or into, or convey, transfer or lease all or substantially all of our properties and assets to, another person, each subject to certain exceptions. We were in compliance with these covenants at the end of fiscal 2015. The Notes contain no financial covenants.

2014 Credit Facility
On November 24, 2014, we entered into a new five-year credit agreement with a group of lenders (the “2014 Credit Facility”), which replaced our previous 2012 Credit Facility. The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and/or term loan facilities may be established in an amount up to $500.0 million. The outstanding balance of $216.0 million is classified as long-term in the Consolidated Balance Sheet.

The funds available under the 2014 Credit Facility may be used for working capital and general corporate purposes, stock repurchases and the financing of certain acquisitions. Under the 2014 Credit Facility, we may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the $1.0 billion revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.10% to 0.30% per annum depending on either our credit rating at such time or our leverage ratio as of the most recently ended fiscal quarter, whichever results in more favorable pricing to us.

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

The 2014 Credit Facility contains various customary representations and warranties by us, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2014 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict our ability to create liens and enter into sale and leaseback transactions, and that restrict our subsidiaries’ ability to incur indebtedness. Further, the 2014 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, we must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2014 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters of not less than 3.50 to 1.00. We must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness (as defined in the 2014 Credit Facility) to (y) EBITDA (as defined in the 2014 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3.00 to 1.00; provided, that on the completion of a material acquisition, we may increase the ratio by 0.50 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters. We were in compliance with these covenants at the end of fiscal 2015.
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
The interest rate on the long-term debt outstanding under the credit facilities was 1.46% and 1.42% at the end of fiscal 2015 and 2014, respectively.

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

The $118.0 million outstanding at the end of 2015 and the $57.0 million outstanding at the end of 2014 under the Uncommitted Facilities are classified as short-term in our Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 1.37% at the end of fiscal 2015 and 1.15% at the end of fiscal 2014.

For additional discussion of our debt, see Note 8 of Notes to the Consolidated Financial Statements.
Repatriation of Foreign Earnings and Income Taxes
At the end of fiscal 2015, $95.6 million of cash and cash equivalents was held by our foreign subsidiaries, of which $29.0 million was borrowed from the U.S. under intercompany financing arrangements. If these loaned funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. federal and state taxes to repatriate the loaned funds.  We expect that over the next two quarters these intercompany financing arrangements will be repaid and after such repayment, we would be required to pay U.S. federal and state taxes upon any repatriation of remaining cash held by our foreign subsidiaries.  While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. However, if we were to make significant acquisitions or stock repurchases, we may be required to increase our outstanding indebtedness, which could result in increased borrowing costs. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2014 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at the end of fiscal 2015:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in millions)
Principal payments on debt (1)	$735.2	$118.3	$0.4	$216.3	$400.2
Interest payments on debt (2)	205.3	23.6	66.4	38.4	76.9
Operating leases	131.1	31.2	43.7	26.5	29.7
Other purchase obligations and commitments (3)	136.4	131.6	4.2	0.6	—
Total	$1,208.0	$304.7	$114.7	$281.8	$506.8

(1)	Amount represents principal payments over the life of the debt obligations. (See Note 8 of the Notes to the Consolidated Financial Statements for further financial information regarding debt.)

(2)
Amount represents the expected interest payments relating to our debt. Our $400.0 million Notes accrue interest at 4.75% per annum and are payable semi-annually in arrears on December 1 and June 1 each year. Interest on our Credit Facilities and Uncommitted Facilities was estimated to be 1.46% and 1.37% per annum, respectively, based upon recent trends and is payable at least quarterly.

(3)
Other purchase obligations and commitments primarily represent open non-cancelable purchase orders for material purchases with our vendors, and also include estimated payments due for acquisition related earn-outs and holdbacks. Purchase obligations exclude agreements that are cancelable without penalty.

At the end of fiscal 2015 we had unrecognized tax benefits (included in Other non-current liabilities) of $53.1 million, including interest and penalties. At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability, and therefore, such amounts are not included in the contractual obligations table above.
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
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring costs, amortization of purchased intangible assets, stock-based compensation, acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs and litigation expense from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs, and litigation expenses. We believe that these exclusions offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.
Non-GAAP non-operating income (expense), net

We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income (expense), net excludes acquisition and divestiture gains/losses associated with unusual acquisition related items such as intangible asset impairment charges and gains or losses related to the acquisition or sale of certain businesses and investments, and an equity sale gain. These gains/losses are specific to particular acquisitions and divestitures and vary significantly in amount and timing. Non-GAAP non-operating income (expense), net also excludes debt issuance cost write-offs associated with terminated and/or modified credit facilities and costs associated with the issuance of new credit facilities and Senior Notes that were not capitalized as debt issuance costs. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.

Non-GAAP income tax provision

We believe that providing investors with the non-GAAP income tax provision is beneficial because it provides for consistent treatment of the excluded items in our non-GAAP presentation. In fiscal 2015 we began calculating a non-GAAP tax rate separate from the GAAP rate as we expect this to add consistency in the non-GAAP trends. The non-GAAP income tax provision excludes material non-recurring items such as build and release of valuation allowances, reserve releases related to closure of tax audits, and other non-recurring items. We have not retroactively restated prior periods’ non-GAAP results with a similar separate rate. Therefore, comparability between periods may be affected.

Non-GAAP net income

This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, litigation, an equity sale gain, debt issuance cost write-offs and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.

Non-GAAP diluted net income per share

We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, litigation, an equity sale gain, debt issuance cost write-offs and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.

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
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our ""core operating performance"" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangible assets, stock based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture items, litigation, a gain on an equity sale, write-off of debt issuance costs and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) - ( M) below,

		Fiscal Years
		2015		2014		2013
(Dollars in millions, except per share data)		Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue
GROSS MARGIN:
GAAP gross margin:		$1,202.2	52.5%	$1,290.8	53.9%	$1,203.8	52.6%
Restructuring	( A )	1.4	0.1%	0.4	—%	0.8	—%
Amortization of purchased intangible assets	( B )	92.6	4.0%	82.9	3.5%	81.1	3.6%
Stock-based compensation	( C )	3.9	0.2%	3.2	0.1%	2.6	0.1%
Amortization of acquisition-related inventory step-up	( D )	—	—%	0.8	—%	1.5	0.1%
Non-GAAP gross margin:		$1,300.1	56.8%	$1,378.1	57.5%	$1,289.8	56.4%
OPERATING EXPENSES:
GAAP operating expenses:		$1,047.8	45.7%	$1,030.0	43.0%	$952.1	41.6%
Restructuring	( A )	(11.4)	(0.5)%	(1.7)	(0.1)%	(6.0)	(0.3)%
Amortization of purchased intangible assets	( B )	(69.8)	(3.1)%	(75.6)	(3.2)%	(81.7)	(3.5)%
Stock-based compensation	( C )	(46.2)	(2.0)%	(40.2)	(1.7)%	(33.9)	(1.4)%
Acquisition / divestiture items	( E )	(9.9)	(0.4)%	(13.5)	(0.5)%	(13.2)	(0.6)%
Litigation	( F )	(0.3)	—%	(0.7)	—%	(1.3)	(0.1)%
Non-GAAP operating expenses:		$910.2	39.7%	$898.3	37.5%	$816.0	35.7%
OPERATING INCOME:
GAAP operating income:		$154.4	6.7%	$260.8	10.9%	$251.7	11.0%
Restructuring	( A )	12.8	0.6%	2.1	0.1%	6.8	0.3%
Amortization of purchased intangible assets	( B )	162.4	7.1%	158.5	6.6%	162.8	7.1%
Stock-based compensation	( C )	50.1	2.2%	43.4	1.8%	36.5	1.5%
Amortization of acquisition-related inventory step-up	( D )	—	—%	0.8	—%	1.5	0.1%
Acquisition / divestiture items	( E )	9.9	0.4%	13.5	0.6%	13.2	0.6%
Litigation	( F )	0.3	—%	0.7	—%	1.3	0.1%

Non-GAAP operating income:		$389.9	17.0%	$479.8	20.0%	$473.8	20.7%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$(2.6)		$5.2		$1.2
Acquisition / divestiture items	( E )	(3.9)		2.9		1.4
Gain on an equity sale	( G )	—		(15.1)		—
Debt issuance cost write-off	( H )	—		4.2		—
Non-GAAP non-operating income (expense), net:		$(6.5)		$(2.8)		$2.6

			GAAP and Non-GAAP Tax Rate % (L)		GAAP and Non-GAAP Tax Rate % (L)		GAAP and Non-GAAP Tax Rate % (L)
INCOME TAX PROVISION:
GAAP income tax provision:		$31.1	20%	$52.1	20%	$34.7	14%
Non-GAAP items tax effected:	( I )	47.1		44.3		30.1
Difference in GAAP and Non-GAAP tax rate	( J )	13.8		—		—
Tax on gain on an equity sale	( K )	—		(5.8)		—
Non-GAAP income tax provision:		$92.0	24%	$90.6	19%	$64.8	14%
NET INCOME:
GAAP net income attributable to Trimble Navigation Limited		$121.1		$214.1		$218.9
Restructuring charges	( A )	12.8		2.1		6.8
Amortization of purchased intangible assets	( B )	162.4		158.5		162.8
Stock-based compensation	( C )	50.1		43.4		36.5
Amortization of acquisition-related inventory step-up	( D )	—		0.8		1.5
Acquisition / divestiture items	( E )	6.0		16.4		14.6
Litigation	( F )	0.3		0.7		1.3
Gain on an equity sale	( G )	—		(15.1)		—
Debt issuance cost write-off	( H )	—		4.2		—
Non-GAAP tax adjustments	( I ) - ( K )	(60.9)		(38.5)		(30.1)
Non-GAAP net income attributable to Trimble Navigation Limited		$291.8		$386.6		$412.3
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Limited		$0.47		$0.81		$0.84
Restructuring charges	( A )	0.05		0.01		0.03
Amortization of purchased intangible assets	( B )	0.63		0.60		0.62
Stock-based compensation	( C )	0.19		0.16		0.14
Amortization of acquisition-related inventory step-up	( D )	—		—		—
Acquisition / divestiture items	( E )	0.02		0.06		0.06
Litigation	( F )	—		—		0.01
Gain on an equity sale	( G )	—		(0.06)		—
Debt issuance cost write-off	( H )	—		0.02		—
Non-GAAP tax adjustments	( I ) - ( K )	(0.23)		(0.14)		(0.12)
Non-GAAP diluted net income per share attributable to Trimble Navigation Limited		$1.13		$1.46		$1.58
OPERATING LEVERAGE:
Increase (decrease) in non-GAAP operating income		$(89.9)		$6.0		$76.5

Increase (decrease) in revenue	$(105.1)	$107.4	$248.0
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)	N/A	5.5%	30.9%

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

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For fiscal years 2015, 2014 and 2013, stock-based compensation was allocated as follows:

	Fiscal Years
(In millions)	2015	2014	2013
Cost of sales	$3.9	$3.2	$2.6
Research and development	8.7	6.8	5.1
Sales and Marketing	9.1	7.6	7.3
General and administrative	28.4	25.8	21.5
Total stock-based compensation expense	$50.1	$43.4	$36.5

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

E.
Acquisition / divestiture items. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, as well as adjustments to the fair value of our earn-out liabilities. Included in our GAAP presentation of non-operating income, net, acquisition / divestiture items includes unusual acquisition, investment, or divestiture gains/losses. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

F.
Litigation. These amounts represents costs accrued to settle litigation, generally as a result of an arbitration agreement. The fiscal 2014 amount includes $51.3 million of estimated costs that were reserved during the third quarter based on a jury verdict in favor of the plaintiff, Recreational Data Services, Inc. and then reversed during the fourth quarter after the judge overturned the verdict. We have excluded these costs from our non-GAAP measures because they are non-recurring expenses that are not indicative of our ongoing operating results. We further believe that excluding these items from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.

G.
Gain on an equity sale. Included in our GAAP presentation of non-operating income (expense), net this amount represents a gain on a partial equity sale of Virtual Site Solutions. We excluded the gain from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-GAAP measures because it facilitates an evaluation of our non-operating income trends.

H.
Debt issuance cost write-off. Included in our GAAP non-operating income, net this amount represents a write-off of debt issuance costs for terminated and/or modified credit facilities and costs associated with the issuance of new credit facilities and Senior Notes in fiscal 2014 that were not capitalized as debt issuance costs. We excluded the debt issuance cost write-off from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-operating income to facilitate a more meaningful evaluation of our non-operating income trends.

I.
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items ( A ) - ( H ) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

J.
Difference in GAAP and Non-GAAP tax rate. This amount represents the difference between the GAAP and Non-GAAP tax rates applied to the Non-GAAP operating income plus the Non-GAAP non-operating income (expense), net. In fiscal 2015 we began calculating a non-GAAP tax rate separate from the GAAP rate as we expect this to add consistency in the quarterly trends. The non-GAAP income tax provision excludes material non-recurring items such as build and release of valuation allowances, reserve releases related to closure of tax audits, and other non-recurring items. We have not retroactively restated prior periods with a similar separate rate. Therefore, comparability between periods may be affected.

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

Non-GAAP Operating Income
Non-GAAP operating income decreased by $89.9 million for fiscal 2015 as compared to fiscal 2014, and increased by $6.0 million for fiscal 2014 as compared to fiscal 2013. Non-GAAP operating income as a percentage of total revenue was 17.0%, 20.0%, and 20.7% for fiscal years 2015, 2014, and 2013, respectively.
The Non-GAAP operating income and Non-GAAP operating income percentage for fiscal 2015 decreased primarily due to revenue declines in Engineering and Construction and Field Solutions, partially offset by a revenue increase in Mobile Solutions. The increase in Non-GAAP operating income for 2014 was primarily due to a revenue increase in Engineering and Construction and Mobile Solutions, partially offset by revenue decrease in Field Solutions and the impact of acquisitions in Engineering and Construction. The decrease of Non-GAAP operating income percentage for 2014 was primarily due to a revenue decrease in Field Solutions and the impact of acquisitions in Engineering and Construction.

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
At the end of fiscal 2015, we had outstanding a revolving loan of $216.0 million under the 2014 Credit Facility and a revolving credit line of $118.0 million under the Uncommitted Facilities. A hypothetical 10% increase in our borrowing rates at the end of fiscal 2015 could result in approximately $0.2 million annual increase in interest expense on these existing principal balances.
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
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro.
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In fiscal 2015, revenue and operating income were negatively impacted by foreign currency exchange rates by $92.3 million and $5.4 million, respectively. Currency translation subtracted approximately 4% of revenue and 3% of operating income in fiscal 2015.

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Swiss Franc, Euro, British pound and New Zealand and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding at the end of fiscal 2015 and 2014 are summarized as follows (in millions):

	At the End of Fiscal 2015		At the End of Fiscal 2014
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(86.5)	$1.3	$(58.4)	$(1.1)
Sold	$88.1	$(0.5)	$132.9	$2.6

TRIMBLE NAVIGATION LIMITED

Item 8.	Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS

At the End of Fiscal Year	2015	2014
(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$116.0	$148.0
Accounts receivable, less allowance for doubtful accounts of $5.0 and $7.8, and sales return reserve of $5.1 and $3.6 at the end of fiscal 2015 and 2014, respectively	361.9	362.0
Other receivables	14.9	29.5
Inventories, net	261.1	278.1
Deferred income tax assets	—	45.6
Other current assets	44.5	39.1
Total current assets	798.4	902.3
Property and equipment, net	159.2	157.4
Goodwill	2,106.4	2,085.8
Other purchased intangible assets, net	487.1	594.5
Other non-current assets	129.6	115.9
Total assets	$3,680.7	$3,855.9
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term debt	$118.3	$64.4
Accounts payable	99.8	103.8
Accrued compensation and benefits	98.9	98.9
Deferred revenue	234.6	211.6
Accrued warranty expense	18.5	20.6
Other current liabilities	90.8	89.0
Total current liabilities	660.9	588.3
Long-term debt	611.4	671.0
Non-current deferred revenue	29.6	26.3
Deferred income tax liabilities	51.7	121.1
Other non-current liabilities	106.5	95.8
Total liabilities	1,460.1	1,502.5
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value; 3.0 shares authorized; none outstanding	—	—
Common stock, no par value; 360.0 shares authorized; 250.7 and 259.2 shares issued and outstanding at the end of fiscal 2015 and 2014, respectively	1,238.3	1,207.3
Retained earnings	1,148.2	1,211.0
Accumulated other comprehensive loss	(166.8)	(76.7)
Total Trimble Navigation Limited shareholders’ equity	2,219.7	2,341.6
Noncontrolling interests	0.9	11.8
Total shareholders' equity	2,220.6	2,353.4
Total liabilities and shareholders’ equity	$3,680.7	$3,855.9
See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years	2015	2014	2013
(In millions, except per share data)
Revenue:
Product	$1,533.5	$1,713.6	$1,649.9
Service	419.9	396.0	364.3
Subscription	337.0	285.9	273.9
Total revenues	2,290.4	2,395.5	2,288.1
Cost of sales:
Product	731.1	788.1	776.6
Service	164.2	152.6	141.9
Subscription	100.3	81.1	84.7
Amortization of purchased intangible assets	92.6	82.9	81.1
Total cost of sales	1,088.2	1,104.7	1,084.3
Gross margin	1,202.2	1,290.8	1,203.8
Operating expense
Research and development	336.7	318.0	299.4
Sales and marketing	374.6	387.6	348.1
General and administrative	255.3	247.1	216.9
Restructuring charges	11.4	1.7	6.0
Amortization of purchased intangible assets	69.8	75.6	81.7
Total operating expense	1,047.8	1,030.0	952.1
Operating income	154.4	260.8	251.7
Non-operating income (expense), net
Interest expense	(25.6)	(18.7)	(17.6)
Foreign currency transaction gain (loss), net	0.2	(5.1)	(0.9)
Income from equity method investments, net	17.9	12.4	20.7
Other income (loss), net	4.9	16.6	(1.0)
Total non-operating income (expense), net	(2.6)	5.2	1.2
Income before taxes	151.8	266.0	252.9
Income tax provision	31.1	52.1	34.7
Net income	120.7	213.9	218.2
Less: Net loss attributable to noncontrolling interests	(0.4)	(0.2)	(0.7)
Net income attributable to Trimble Navigation Limited	$121.1	$214.1	$218.9
Basic earnings per share	$0.47	$0.82	$0.85
Shares used in calculating basic earnings per share	255.8	260.1	256.6
Diluted earnings per share	$0.47	$0.81	$0.84
Shares used in calculating diluted earnings per share	258.5	264.5	261.2

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years	2015	2014	2013
(In millions)
Net income	$120.7	$213.9	$218.2
Foreign currency translation adjustments, net of tax $(4.3) in 2015, $(6.4) in 2014, and $(1.4) in 2013	(90.2)	(104.0)	6.2
Net unrealized actuarial gain (loss), net of tax	0.1	(1.7)	0.4
Comprehensive income	30.6	108.2	224.8
Less: Comprehensive loss attributable to noncontrolling interests	(0.4)	(0.2)	(0.7)
Comprehensive income attributable to Trimble Navigation Limited	$31.0	$108.4	$225.5
See accompanying Notes to the Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount
(In millions)
Balance at the end of fiscal 2012	254.5	$1,006.8	$868.0	$22.4	$1,897.2	$16.1	$1,913.3
Net income			218.9		218.9	(0.7)	218.2
Other comprehensive income				6.6	6.6		6.6
Comprehensive income					225.5		224.8
Issuance of common stock under employee plans, net of tax withholdings	4.2	52.9	(5.2)		47.7		47.7
Stock-based compensation		36.6			36.6		36.6
Noncontrolling interest investments		(4.2)			(4.2)	(2.3)	(6.5)
Tax benefit from stock option exercises		13.9			13.9		13.9
Balance at the end of fiscal 2013	258.7	$1,106.0	$1,081.7	$29.0	$2,216.7	$13.1	$2,229.8
Net income			214.1		214.1	(0.2)	213.9
Other comprehensive loss				(105.7)	(105.7)		(105.7)
Comprehensive income					108.4		108.2
Issuance of common stock under employee plans, net of tax withholdings	3.7	57.9	(1.8)		56.1		56.1
Stock repurchases	(3.2)	(14.8)	(83.0)		(97.8)		(97.8)
Stock-based compensation		44.1			44.1		44.1
Noncontrolling interest investments		—			—	(1.1)	(1.1)
Tax benefit from stock option exercises		14.1			14.1		14.1
Balance at the end of fiscal 2014	259.2	$1,207.3	$1,211.0	$(76.7)	$2,341.6	$11.8	$2,353.4
Net income			121.1		121.1	(0.4)	120.7
Other comprehensive loss				(90.1)	(90.1)		(90.1)
Comprehensive income					31.0		30.6
Issuance of common stock under employee plans, net of tax withholdings	2.7	33.3	(3.6)		29.7		29.7
Stock repurchases	(11.2)	(54.1)	(180.3)		(234.4)		(234.4)
Stock-based compensation		50.9			50.9		50.9
Noncontrolling interest investments					—	(10.5)	(10.5)
Tax benefit from stock option exercises		0.9			0.9		0.9
Balance at the end of fiscal 2015	250.7	$1,238.3	$1,148.2	$(166.8)	$2,219.7	$0.9	$2,220.6

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years	2015	2014	2013
(In millions)
Cash flows from operating activities:
Net income	$120.7	$213.9	$218.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	36.7	33.1	26.7
Amortization expense	162.4	158.5	162.8
Provision for doubtful accounts	1.9	3.8	1.9
Deferred income taxes	0.9	(1.7)	(15.0)
Stock-based compensation	50.1	43.4	36.5
Income from equity method investments	(17.9)	(12.4)	(20.7)
Gain on an equity sale	—	(15.1)	—
Acquisition / divestiture (gain)/loss	(3.9)	2.9	1.4
Excess tax benefit for stock-based compensation	(2.1)	(14.1)	(13.5)
Provision for excess and obsolete inventories	12.3	4.8	3.2
Other non-cash items	10.0	4.7	(0.7)
Add decrease (increase) in assets:
Accounts receivable	0.3	(10.9)	(4.1)
Other receivables	8.5	(2.3)	2.3
Inventories	(2.9)	(31.8)	(11.4)
Other current and non-current assets	(7.6)	(7.1)	(11.8)
Add increase (decrease) in liabilities:
Accounts payable	(6.4)	(7.2)	(15.8)
Accrued compensation and benefits	(0.1)	0.5	4.1
Deferred revenue	28.1	45.9	29.4
Accrued warranty	(2.0)	3.1	0.7
Accrued liabilities	(34.1)	(4.9)	20.4
Net cash provided by operating activities	354.9	407.1	414.6
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(156.3)	(307.9)	(258.8)
Acquisitions of property and equipment	(43.9)	(47.3)	(70.9)
Acquisitions of intangible assets	(0.1)	(7.6)	(0.2)
(Purchases) sales of equity method investments	(5.5)	(10.9)	2.4
Net proceeds from sale of business	12.1	—	—
Dividends received from equity method investments	20.0	32.2	7.7
Other	1.3	(2.5)	(5.0)
Net cash used in investing activities	(172.4)	(344.0)	(324.8)
Cash flows from financing activities:
Issuance of common stock, net of tax withholdings	29.7	56.1	47.7
Repurchase and retirement of common stock	(234.4)	(97.8)	—
Excess tax benefit for stock-based compensation	2.1	14.1	13.5
Proceeds from debt and revolving credit lines	555.0	876.2	407.7
Payments on debt and revolving credit lines	(555.2)	(900.1)	(567.3)
Net cash used in financing activities	(202.8)	(51.5)	(98.4)
Effect of exchange rate changes on cash and cash equivalents	(11.7)	(10.8)	(2.0)
Net increase (decrease) in cash and cash equivalents	(32.0)	0.8	(10.6)
Cash and cash equivalents, beginning of fiscal year	148.0	147.2	157.8
Cash and cash equivalents, end of fiscal year	$116.0	$148.0	$147.2

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS
Trimble Navigation Limited, a California corporation, is a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Trimble's solutions are used across a range of industries including agriculture, architecture, civil engineering, survey and land administration, construction, geospatial, environmental management, government, natural resources, transportation and utilities. Representative Trimble customers include engineering and construction firms, surveying companies, farmers and agricultural companies, enterprise firms with large-scale fleets, energy, mining and utility companies, and state, federal and municipal governments.
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
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Fiscal 2015 and 2014 were both 52-week years, and ended on January 1, 2016 and January 2, 2015, respectively. Fiscal 2013 was a 53-week year and ended on January 3, 2014. Unless otherwise stated, all dates refer to the Company’s fiscal year.
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
In the third quarter of fiscal 2015, the Company identified an error in its previously reported financial statements with regard to a portion of its goodwill balance arising from deferred tax liabilities in foreign jurisdictions that had not been properly translated to U.S. dollars. As a result, both goodwill and the cumulative translation adjustment included in Accumulated other comprehensive loss on the Consolidated Balance Sheets were overstated and the resulting foreign currency translation adjustment component of Other comprehensive loss was incorrect. There was no impact on Net Income or Cash Flows.

The Company evaluated the impact of the error, both quantitatively and qualitatively, and concluded that the differences were not material individually or in the aggregate to any of the prior reporting periods. The impact has no effect on Net Income or Cash

Flows, but in light of the significance of the cumulative amount of the error on comprehensive income on the full year 2015, the Company has revised previously issued financial information for periods contained in this Annual Report on Form 10-K to correct for the foreign currency translation figures. Interim periods not presented herein will be revised, as applicable, when they are included in future filings. See Note 17 of the Notes to Consolidated Financial Statements for further information.
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in local currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income, net of tax in accumulated other comprehensive loss within the shareholders’ equity section of the Consolidated Balance Sheets. Income and expense accounts are translated at average monthly exchange rates during the year.
Derivative Financial Instruments
The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash, certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Chinese Yuan, Indian Rupee, Brazilian Real, South African Rand, Swedish Krona, Swiss Franc, Euro and British pound. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in original maturity. The Company occasionally enters into foreign exchange forward contracts to hedge the purchase price of some of its larger business acquisitions. The Company does not enter into foreign exchange forward contracts for trading purposes. As of the fiscal years ended 2015 and 2014, there were no derivative financial instruments outstanding that were accounted for as hedges.
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

Inventories
Inventories are stated at the lower of cost or market. Adjustments are also made to reduce the cost of inventory for estimated excess or obsolete balances. Factors influencing these adjustments include declines in demand which impact inventory purchasing forecasts, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. If the Company's estimates used to reserve for excess and obsolete inventory are different from what it expected, the Company may be required to recognize additional reserves, which would negatively impact its gross margin.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms when applicable. Useful lives generally include a range from four to six years for machinery and equipment, five to seven years for furniture and fixtures, two to five years for computer equipment and software, 39 years for buildings, and the life of the lease for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range generally from two to five years. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $36.7 million in fiscal 2015, $33.1 million in fiscal 2014 and $26.7 million in fiscal 2013.
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
Goodwill and Purchased Intangible Assets
Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets acquired individually, with a group of other assets, or in a business combination are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog, trademarks and in-process research and development. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives ranging from one month to twelve years with a weighted average useful life of 6.2 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth fiscal quarter of each year based on the values on the first day of that quarter. For the Company's annual goodwill impairment test in the fourth quarter of fiscal 2015 goodwill was reviewed for impairment utilizing a quantitative two-step process.  In the first step of this test, goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. When the Company performs a quantitative assessment of goodwill impairment, the determination of fair value of a reporting unit involves the use of significant estimates and assumptions. The discounted cash flows are based upon, among other things, assumptions about expected future operating performance using risk-adjusted discount rates. Actual future results may differ from those estimates. As of the first day of the fourth quarter of fiscal 2015, the fair value for our reporting units ranged from 131% to approximately 701% of carrying amounts, therefore goodwill was not impaired and no further testing was required. For certain earlier stage reporting units, due to the smaller magnitude of the carrying value and fair value of each respective reporting unit, the margins by which the fair value exceeded the carrying value on an absolute dollar basis were relatively small.
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
Warranty
The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on the Company’s behalf. The Company’s expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. When products sold include warranty provisions, they are covered by a warranty for periods ranging generally from 1 year to 2 years.
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
Changes in the Company’s product warranty liability during the fiscal years ended 2015 and 2014 are as follows:

At the End of Fiscal Year	2015	2014
(In millions)
Beginning balance	$20.6	$17.8
Acquired warranties	0.1	—
Accruals for warranties issued	16.6	22.8
Changes in estimates	4.8	2.6
Warranty settlements (in cash or in kind)	(23.6)	(22.6)
Ending Balance	$18.5	$20.6
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
It is not possible to determine the maximum potential exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not been material and no liabilities have been recorded on the Consolidated Balance Sheets at the end of fiscal 2015 and 2014.
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
In evaluating the revenue recognition for the Company's hardware or subscription agreements which contain multiple deliverables, the Company determined that in certain instances the Company was not able to establish VSOE for some or all deliverables in an arrangement as the Company infrequently sold each element on a standalone basis, did not price products within a narrow range, or had a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence (TPE). TPE is determined based on competitor prices for similar deliverables when sold separately. The Company’s offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company typically is not able to establish the selling price of an element based on TPE.

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
Advertising Costs
The Company expenses all advertising costs as incurred. Advertising expense was approximately $32.3 million, $39.0 million, and $33.8 million, in fiscal 2015, 2014 and 2013, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not significant and were expensed as incurred. The Company received third party funding of approximately $12.5 million, $13.5 million, and $5.1 million in fiscal 2015, 2014 and 2013, respectively. The Company offsets research and development expense with any third party funding earned. The Company retains the rights to any technology developed under such arrangements.
Stock-Based Compensation
The Company has employee stock benefit plans, which are described more fully in “Note 13: Employee Stock Benefit Plans.” Stock compensation expense recognized in the Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company attributes the value of stock options to expense using the straight-line single option method. The grant date fair value for options is estimated using the binomial valuation model. The fair value of rights to purchase shares under the Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model. The fair value of restricted stock units is valued as of the grant date using the fair value of Trimble’s common stock. The fair value for restricted stock units with market-based vesting conditions is valued as of the grant date using a Monte Carlo simulation. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.
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
Relative to uncertain tax positions, the Company only recognizes a tax benefit if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual tax audit outcomes. Determining whether an uncertain tax position is effectively settled requires judgment. Changes in recognition or measurement of the Company's uncertain tax positions would result in the recognition of a tax benefit or an additional charge to the tax provision. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.
The Company is subject to income taxes in the U.S. and numerous other countries, and is subject to routine corporate income tax audits in many of these jurisdictions. The Company generally believes that positions taken on its tax returns are more likely than not to be sustained upon audit, but tax authorities in some circumstance have, and may in the future, successfully challenge these positions. Accordingly, the Company’s income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the Company’s income tax provision and, therefore, could have a material impact on its income tax provision, net income and cash flows. The Company’s accrual for uncertain tax positions includes uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions and related interest. See Note 11 to the Consolidated Financial Statements for additional information.
Computation of Earnings Per Share
The number of shares used in the calculation of basic earnings per share represents the weighted average common shares outstanding during the period and excludes any potentially dilutive securities. The dilutive effects of outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan and restricted stock units are included in diluted earnings per share.
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
In April 2015, the FASB issued amendments to the guidance for debt issuance costs that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of being recorded as an asset. Amortization of the costs will continue to be reported as interest expense. The amendments are effective for the Company beginning in fiscal 2016. However, early adoption is permitted and the Company adopted this standard in the fourth quarter of fiscal 2015. The new guidance was applied retrospectively to each prior period presented. The Consolidated Balance Sheet at the end of fiscal 2014 reflects reclassification of unamortized debt issuance costs associated with the issuance of the Notes of $0.3 million from Other current assets and $2.7 million from Other non-current assets to Long-term debt.  The debt issuance costs related to the Company’s credit facilities will continue to be presented as assets on the Consolidated Balance Sheet.
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

In November 2015, the FASB issued new guidance for balance sheet classification of deferred taxes, which requires that all deferred income tax assets and liabilities be classified as noncurrent in the balance sheet. The standard may be applied either prospectively or retrospectively and is effective for the Company beginning in fiscal 2016. However, early adoption is permitted and the Company adopted this standard in the fourth quarter of fiscal 2015 on a prospective basis. The adoption of this new accounting guidance resulted in all deferred tax assets and liabilities being classified as non-current in the Company’s consolidated balance sheet for fiscal 2015. Prior periods were not retrospectively adjusted. See “Note 11: Income Taxes” for additional information related to the presentation of deferred income tax assets and liabilities.
In January 2016, the FASB issued changes to the accounting for financial instruments that primarily affect equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The amendments are effective for the Company beginning in fiscal 2018, although early adoption is permitted. The new standard should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with certain exceptions. The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.
NOTE 3: EARNINGS PER SHARE

Basic earnings per share is computed by dividing Net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing Net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan and restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table shows the computation of basic and diluted earnings per share:

Fiscal Years	2015	2014	2013
(Dollars in millions, except per share data)
Numerator:
Net income attributable to Trimble Navigation Limited	$121.1	$214.1	$218.9
Denominator:
Weighted average number of common shares used in basic earnings per share	255.8	260.1	256.6
Effect of dilutive securities	2.7	4.4	4.6
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	258.5	264.5	261.2
Basic earnings per share	$0.47	$0.82	$0.85
Diluted earnings per share	$0.47	$0.81	$0.84
For fiscal 2015, 2014 and 2013 the Company excluded 6.1 million shares, 1.4 million shares and 3.1 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive.
NOTE 4. GAIN ON EQUITY SALE
In October, 2008, VirtualSite Solutions (VSS), a business formed by the Company and Caterpillar began operations. Originally, the Company had a 65% ownership and Caterpillar had a 35% ownership in VSS. VSS develops software for fleet management and connected worksite solutions for both Caterpillar and Trimble and in turn, sells software subscription services to Caterpillar and Trimble, which are sold through Caterpillar's and the Company's respective distribution channels. For financial reporting purposes prior to 2014, VSS’s results of operations were consolidated with those of the Company, which were reported under the Engineering and Construction segment. Caterpillar’s 35% interest was included in the overall Consolidated Financial Statements as Noncontrolling interest.
Effective January 4, 2014, the Company sold 15% of its ownership in VSS to Caterpillar resulting in both the Company and Caterpillar owning 50% of the VSS joint venture. After the sale the Company no longer held a controlling interest in VSS. The sale of the 15% ownership resulted in the deconsolidation of VSS and a gain in the amount of $15.1 million in the first quarter of fiscal 2014. Of this amount, $8.5 million relates to the remeasurement of the Company's retained interest in the joint venture to fair value which was measured using a combination of the income and market approaches. The total gain is included in Other income (loss), net on the Company's fiscal 2014 Consolidated Statements of Income. The Company's 50% investment in VSS is classified as an equity method investment.

NOTE 5: BUSINESS COMBINATIONS
During fiscal 2015, 2014 and 2013 the Company acquired multiple businesses, all with cash consideration. The Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition.
During fiscal 2015, the Company acquired thirteen businesses, all with cash consideration, in its Engineering and Construction, Field Solutions and Mobile Solutions segments. The Consolidated Statements of Income include the operating results of the businesses from the dates of acquisitions. The acquisitions were not significant individually or in the aggregate. The purchase prices ranged from less than $2.0 million to $30.0 million. The largest acquisition was a Norwegian company specializing in BIM software for infrastructure design software solutions across the European region. In the aggregate, the businesses acquired during fiscal 2015 collectively contributed less than one percent to the Company's total revenue during fiscal 2015.
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
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of each acquisition. For certain acquisitions completed in fiscal 2015, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items the fair value of intangible assets and goodwill could be impacted. Thus the provisional measurements of fair value set forth below are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs of $12.0 million, $13.4 million and $13.5 million in fiscal 2015, 2014 and 2013, respectively, were expensed as incurred and were included in General and administrative expenses in the Consolidated Statements of Income.
The following table summarizes the Company’s business combinations completed during fiscal 2015, 2014 and 2013:

(In millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Fair value of total purchase consideration	$176.2	$331.8	$284.7
Less fair value of net assets acquired:
Net tangible assets acquired	8.0	41.2	20.9
Identified intangible assets	83.3	155.8	130.1
Deferred taxes	(13.6)	(46.8)	(26.3)
Noncontrolling interests	—	—	(2.0)
Goodwill	$98.5	$181.6	$162.0

Intangible Assets
The following table presents details of the Company’s total intangible assets:

	At the End of Fiscal 2015			At the End of Fiscal 2014
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$802.1	$(536.0)	$266.1	$770.4	$(445.4)	$325.0
Trade names and trademarks	52.8	(39.8)	13.0	51.2	(33.9)	17.3
Customer relationships	448.1	(258.0)	190.1	455.0	(226.8)	228.2
Distribution rights and other intellectual properties	78.6	(60.7)	17.9	78.5	(54.5)	24.0
	$1,381.6	$(894.5)	$487.1	$1,355.1	$(760.6)	$594.5
The weighted-average amortization period is six years for developed product technology, five years for trade names and trademarks, seven years for customer relationships, and eight years for distribution rights and other intellectual properties.
The estimated future amortization expense of intangible assets at the end of fiscal 2015 is as follows (in millions):

2016	$152.6
2017	129.1
2018	100.5
2019	59.3
2020	30.7
Thereafter	14.9
Total	$487.1
Goodwill
The changes in the carrying amount of goodwill for fiscal 2015 are as follows (in millions):

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
At the end of fiscal 2014	$1,170.6	$96.0	$796.0	$23.2	$2,085.8
Additions due to acquisitions and current year acquisitions' purchase price adjustments	33.5	31.1	33.9	—	98.5
Purchase price adjustments	(0.6)	1.7	(2.1)	—	(1.0)
Foreign currency translation adjustments	(49.1)	(3.1)	(7.1)	(3.3)	(62.6)
Divestitures	(14.3)	—	—	—	(14.3)
At the end of fiscal 2015	$1,140.1	$125.7	$820.7	$19.9	$2,106.4

NOTE 6: CERTAIN BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet items:

At the End of Fiscal Year	2015	2014
(In millions)
Inventories:
Raw materials	$107.5	$116.8
Work-in-process	5.9	4.8
Finished goods	147.7	156.5
Total inventories, net	$261.1	$278.1

Finished goods includes $14.6 million at the end of fiscal year 2015 and $9.4 million at the end of fiscal year 2014 for costs of sales that have been deferred in connection with deferred revenue arrangements.

At the End of Fiscal Year	2015	2014
(In millions)
Property and equipment, net:
Machinery and equipment	$115.8	$109.8
Software and licenses	112.1	93.5
Furniture and fixtures	26.8	26.1
Leasehold improvements	30.4	26.6
Construction in progress	13.5	24.7
Buildings	48.1	48.5
Land	8.2	5.0
	354.9	334.2
Less accumulated depreciation	(195.7)	(176.8)
Total	$159.2	$157.4

At the End of Fiscal Year	2015	2014
(In millions)
Other non-current liabilities:
Deferred compensation	$21.1	$19.2
Pension	13.5	13.4
Deferred rent	3.0	3.9
Unrecognized tax benefits	53.1	43.6
Other	15.8	15.7
Total	$106.5	$95.8

NOTE 7: REPORTING SEGMENT AND GEOGRAPHIC INFORMATION
To achieve distribution, marketing, production, and technology advantages, the Company manages its operations in the following four segments:

•
Engineering and Construction: This segment primarily serves customers working in architecture, engineering, construction, geospatial and government. Within this segment our most substantial product portfolios are focused on civil engineering and construction, building construction, and geospatial.

•	Field Solutions: This segment provides solutions for the farming, government and consumer markets, with its products focused on agriculture and geographic information systems (GIS).

•
Mobile Solutions: This segment provides solutions that enable end-users to monitor and manage their mobile work, mobile workers and mobile assets in the areas of transportation and logistics and field services management.

•
Advanced Devices - The various operations that comprise this segment are aggregated on the basis that these operations, taken as a whole, do not exceed 10% of the Company's total revenue, operating income or assets. This segment is comprised of the Embedded Technologies, Timing, Applanix, Military and Advanced Systems and ThingMagic businesses.

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

The following tables present revenue, operating income, depreciation expense and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expense, excluding general corporate expense, acquisition costs, amortization of purchased intangible assets, amortization of acquisition-related inventory step-up, restructuring charges, stock-based compensation and litigation reserves. The identifiable assets that the CODM views by segment are accounts receivable, inventories and goodwill.

Fiscal Years	2015	2014	2013
(In millions)
Engineering and Construction
Revenue	$1,283.3	$1,348.1	$1,222.0
Operating income	218.8	284.1	263.6
Depreciation expense	14.1	13.4	12.0
Field Solutions
Revenue	$355.3	$422.1	$473.9
Operating income	108.6	137.8	176.2
Depreciation expense	1.2	0.9	0.6
Mobile Solutions
Revenue	$520.3	$486.8	$465.1
Operating income	85.6	78.0	68.0
Depreciation expense	5.4	5.3	4.6
Advanced Devices
Revenue	$131.5	$138.5	$127.1
Operating income	46.9	44.3	29.8
Depreciation expense	0.6	0.6	0.8
Total
Revenue	$2,290.4	$2,395.5	$2,288.1
Operating income	459.9	544.2	537.6
Depreciation expense	21.3	20.2	18.0

At the End of Fiscal Year	2015	2014	2013
(Dollars in millions)
Engineering and Construction
Accounts receivable	$215.9	$227.7	$185.6
Inventories	178.0	185.2	171.9
Goodwill	1,140.1	1,170.6	1,076.0
Field Solutions
Accounts receivable	$57.1	$51.6	$62.8
Inventories	36.0	51.0	39.5
Goodwill	125.7	96.0	88.7
Mobile Solutions
Accounts receivable	$69.6	$62.9	$70.2
Inventories	30.4	26.1	27.7
Goodwill	820.7	796.0	796.1
Advanced Devices
Accounts receivable	$19.3	$19.8	$19.3
Inventories	16.7	15.8	15.2
Goodwill	19.9	23.2	24.5
Total
Accounts receivable	$361.9	$362.0	$337.9
Inventories	261.1	278.1	254.3
Goodwill	2,106.4	2,085.8	1,985.3
Historically, the Company allocated stock-based compensation to each segment. Beginning with the first quarter of fiscal 2015, the Company changed its methodology for allocating stock-based compensation to its segments. Stock-based compensation is shown in the aggregate within unallocated corporate expense and not reflected in the segment results, which is consistent with the way the CODM evaluates each of the segment's performance and allocates resources. The Company has adjusted the presentation of segment information for fiscal 2014 and 2013 to conform to the current year methodology. The following table shows the amount of stock-based compensation that had been previously allocated to the business segments in the fiscal 2014 and 2013 and the impact to those segments' Operating income.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(In millions)
Fiscal 2014
Operating income	$284.1	$137.8	$78.0	$44.3	$544.2
Previously allocated stock-based compensation	(15.2)	(3.6)	(5.1)	(1.9)	(25.8)
Previously reported operating income	$268.9	$134.2	$72.9	$42.4	$518.4

Fiscal 2013
Operating income	$263.6	$176.2	$68.0	$29.8	$537.6
Previously allocated stock-based compensation	(12.3)	(3.1)	(4.0)	(3.2)	(22.6)
Previously reported operating income	$251.3	$173.1	$64.0	$26.6	$515.0
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

Fiscal Years	2015	2014	2013
(In millions)
Consolidated segment operating income	$459.9	$544.2	$537.6
Unallocated corporate expense	(80.2)	(79.4)	(79.8)
Restructuring charges	(12.8)	(2.1)	(6.8)
Stock-based compensation	(50.1)	(43.4)	(36.5)
Amortization of purchased intangible assets	(162.4)	(158.5)	(162.8)
Consolidated operating income	154.4	260.8	251.7
Non-operating income (expense), net	(2.6)	5.2	1.2
Consolidated income before taxes	$151.8	$266.0	$252.9
Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up, acquisition/divestiture costs and litigation expenses.
The geographic distribution of Trimble’s revenue and long-lived assets is summarized in the tables below. Other non-US geographies include Canada, and countries in South and Central America, the Middle East, and Africa. Revenue is defined as revenue from external customers.

Fiscal Years	2015	2014	2013
(In millions)
Revenue (1):
United States	$1,142.1	$1,147.7	$1,131.2
Europe	557.2	581.7	535.6
Asia Pacific	321.1	345.6	317.2
Other non-US countries	270.0	320.5	304.1
Total consolidated revenue	$2,290.4	$2,395.5	$2,288.1

(1)	Revenue is attributed to countries based on the location of the customer.
No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue in fiscal years 2015, 2014 and 2013. No single customer accounted for 10% or more of Trimble's accounts receivable as of fiscal years ended 2015 and 2014.

Property and equipment, net by geographic area was as follows:

At the End of Fiscal Year	2015	2014
(In millions)
Property and equipment, net:
United States	$130.4	$124.5
Europe	18.9	21.2
Asia Pacific and other non-US countries	9.9	11.7
Total property and equipment, net	$159.2	$157.4

NOTE 8: DEBT
Debt consisted of the following:

At the End of Fiscal Year	2015	2014
(Dollars in millions)
Notes:
Principal amount	$400.0	$400.0
Unamortized discount on Notes	(2.8)	(3.1)
Debt issuance costs	(2.7)	(3.0)
Credit Facilities:
2014 Credit facility	216.0	277.0
Uncommitted facilities	118.0	57.0
Promissory notes and other debt	1.2	7.5
Total debt	729.7	735.4
Less: Short-term debt	118.3	64.4
Long-term debt	$611.4	$671.0
Notes
On October 30, 2014, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for the issuance of senior debt securities. On November 24, 2014, the Company issued $400.0 million of Senior Notes (“Notes”) under the shelf registration statement. Net proceeds from the offering were $396.9 million after deducting the 0.795% discount on the public offering price. The Company recognized $3.0 million of debt issuance costs associated with the issuance of the Notes, including an underwriting discount of $2.6 million, which is classified as an offset to the Notes on the Consolidated Balance Sheets. The discount and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes. The Notes mature on December 1, 2024 and accrue interest at a rate of 4.75% per annum, payable semiannually in arrears in cash on December 1 and June 1 of each year, beginning on June 1, 2015. The Notes are classified as long-term in the Consolidated Balance Sheet.
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

Credit Facilities
2014 Credit Facility
On November 24, 2014, the Company entered into a new five-year credit agreement with a group of lenders (the “2014 Credit Facility”). The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and/or term loan facilities may be established in an amount up to $500.0 million. The outstanding balance of $216.0 million and $277.0 million is classified as long-term in the Consolidated Balance Sheet as of fiscal years ended 2015 and 2014, respectively.

The 2014 Credit Facility replaced the Company's previous 2012 Credit Facility comprised of a five-year revolving loan facility of $700.0 million and a five-year $700.0 million term loan facility. Upon entering into the 2014 Credit Facility, the Company borrowed $307.0 million under the revolving loan facility. The Company used the proceeds from the revolving loan facility and the issuance of the Notes to pay off the then $638.8 million outstanding term loan balance under the 2012 Credit Facility. The Company also wrote off a portion of the unamortized debt issuance costs related to the 2012 Credit Facility totaling $2.7 million, which is classified as a non-operating expense in the Company’s fiscal 2014 Consolidated Statement of Income. In addition, the Company recognized $1.6 million of debt issuance costs associated with the 2014 Credit Facility. The remaining unamortized debt issuance costs associated with the 2012 Credit Facility and the new debt issuance costs associated with the 2014 Credit Facility are classified as current and non-current assets on the Consolidated Balance Sheets and being amortized to interest expense using the effective interest rate method over the term of the 2014 Credit Facility.

The funds available under the 2014 Credit Facility may be used for working capital and general corporate purposes including stock repurchases and the financing of certain acquisitions. Under the 2014 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.10% to 0.30% per annum depending on either the Company's credit rating at such time or the Company's leverage ratio as of the most recently ended fiscal quarter, whichever results in more favorable pricing to the Company.

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

The 2014 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2014 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company's ability to create liens and enter into sale and leaseback transactions, and that restrict its subsidiaries’ ability to incur indebtedness. Further, the 2014 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, the Company must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2014 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters of not less than 3.50 to 1.00. The Company must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness (as defined in the 2014 Credit Facility) to (y) EBITDA (as defined in the 2014 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3.00 to 1.00; provided, that on the completion of a material acquisition, the Company may increase the ratio by 0.50 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters. The Company was in compliance with these covenants at the end of fiscal 2015.

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

The interest rate on the long-term debt outstanding under the 2014 Credit Facility was 1.46% and 1.42% at the end of fiscal 2015 and 2014, respectively.
Uncommitted Facilities
The Company also has two $75 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The interest rate on the Uncommitted Facilities is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company. The $118.0 million outstanding at the end of 2015 and the $57.0 million outstanding at the end of 2014 under the Uncommitted Facilities are classified as short-term in the Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 1.37% at the end of fiscal 2015 and 1.15% at the end of fiscal 2014.
Promissory Notes and Other Debt
At the end of fiscal 2015 and 2014, the Company had promissory notes and other notes payable totaling approximately $1.2 million and $7.5 million, respectively, of which $0.9 million and $0.1 million, respectively, was classified as long-term in the Consolidated Balance Sheet.
Debt Maturities
At the end of fiscal 2015, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2016	$118.3
2017	0.2
2018	0.2
2019	216.2
2020	0.1
Thereafter	$400.2
Total	$735.2

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
The estimated future minimum payments required under the Company’s operating lease commitments at the end of fiscal 2015 were as follows (in millions):

2016	$31.2
2017	25.2
2018	18.5
2019	15.1
2020	11.4
Thereafter	29.7
Total	$131.1
Net rent expense under operating leases was $34.0 million in fiscal 2015, $34.1 million in fiscal 2014, and $32.2 million in fiscal 2013.
At the end of fiscal 2015, the Company had unconditional purchase obligations of approximately $136.4 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.

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

	Fair Values at the end of Fiscal 2015
(In millions)	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	$21.1	$—	$—	$21.1
Derivative assets (2)	—	2.9	—	2.9
Contingent consideration assets (3)	—	—	7.0	7.0
Total	$21.1	$2.9	$7.0	$31.0
Liabilities
Deferred compensation plan liabilities (1)	$21.1	$—	$—	$21.1
Derivative liabilities (2)	—	2.1	—	2.1
Contingent consideration liabilities (4)	—	—	6.6	6.6
Total	$21.1	$2.1	$6.6	$29.8

	Fair Values at the end of Fiscal 2014
(In millions)	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	$19.2	$—	$—	$19.2
Derivative assets (2)	—	2.9	—	2.9
Contingent consideration assets (3)	—	—	8.3	8.3
Total	$19.2	$2.9	$8.3	$30.4
Liabilities
Deferred compensation plan liabilities (1)	$19.2	$—	$—	$19.2
Derivative liabilities (2)	—	1.4	—	1.4
Contingent consideration liabilities (4)	—	—	3.7	3.7
Total	$19.2	$1.4	$3.7	$24.3

(1)
The Company maintains a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The plan assets and liabilities are invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets. Deferred compensation plan assets and liabilities are included in Other non-current assets and Other non-current liabilities, respectively, on the Company's Consolidated Balance Sheets.

(2)
Derivative assets and liabilities primarily represent forward currency exchange contracts. The Company typically enters into these contracts to minimize the short-term impact of foreign currency exchange rates on certain trade and inter-

company receivables and payables. Derivative assets and liabilities are included in Other current assets and Other current liabilities on the Company's Consolidated Balance Sheets.

(3)
Contingent consideration assets represents arrangements for buyers to pay the Company for certain businesses that it has divested. The fair value is determined based on the Company's expectations of future receipts. The minimum amount to be received under these arrangements is $3.5 million. Contingent consideration assets are included in Other non-current assets on the Company's Consolidated Balance Sheets.

(4)
Contingent consideration liabilities represents arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payment under the arrangements is $21.4 million at the end of fiscal 2015, based on future revenues, gross margins and other milestones. Contingent consideration liabilities is included on Other current liabilities and Other non-current liabilities on the Company's Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
At the End of Fiscal Year	2015		2014
(In millions)
Assets:
Cash and cash equivalents	$116.0	$116.0	$148.0	$148.0
Liabilities:
Notes	$400.0	$399.9	$400.0	$396.9
Credit facility	216.0	216.0	277.0	277.0
Uncommitted facilities	118.0	118.0	57.0	57.0
Promissory notes and other debt	1.2	1.2	7.6	7.6
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

NOTE 11: INCOME TAXES
Income before taxes and the provision for taxes consisted of the following:

Fiscal Years	2015	2014	2013
(In millions)
Income before taxes:
United States	$55.6	$99.3	$78.3
Foreign	96.2	166.7	174.6
Total	$151.8	$266.0	$252.9

Provision for taxes:
US Federal:
Current	$47.5	$45.7	$38.5
Deferred	(23.0)	(11.7)	(8.7)
	24.5	34.0	29.8
US State:
Current	5.7	7.7	7.0
Deferred	(2.8)	(0.9)	(0.8)
	2.9	6.8	6.2
Foreign:
Current	25.4	25.3	17.6
Deferred	(21.7)	(14.0)	(18.9)
	3.7	11.3	(1.3)
Income tax provision	$31.1	$52.1	$34.7
Effective tax rate	20%	20%	14%

The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before taxes (effective tax rate) was as follows:

Fiscal Years	2015	2014	2013
Statutory federal income tax rate	35%	35%	35%
Increase (reduction) in tax rate resulting from:
Foreign income taxed at lower rates	(11)%	(18)%	(20)%
US State income taxes	1%	2%	2%
US Federal research and development credits	(3)%	(1)%	(3)%
Stock-based compensation	1%	1%	1%
Foreign tax rate change	—%	—%	(2)%
Valuation allowance release - foreign	(3)%	—%	—%
Other	—%	1%	1%
Effective tax rate	20%	20%	14%

The effective tax rate in fiscal 2015 remained consistent with 2014, however certain specific items affecting the effective tax rate did change. These included a change in geographic mix of pretax income, which was partially offset by tax benefits resulting from the closing of a foreign tax audit, valuation allowance releases and an increase in federal research and development credit.

During the fourth quarter of fiscal 2015, due to legislation, the federal research and development credit was made permanent. The Company recorded a tax benefit in the fourth quarter of fiscal 2015.

The effective tax rate in fiscal 2014 increased compared to 2013 in part due to a change in geographic mix of pretax income and recognition of federal research and development credit for 2014, instead of two years as was the case in fiscal 2013.

During the fourth quarter of fiscal 2014, due to legislation, the federal research and development credit was extended through December 31, 2014. As a result, the Company recorded a tax benefit in the fourth quarter of fiscal 2014.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

At the End of Fiscal Year	2015	2014
(In millions)
Deferred tax liabilities:
Purchased intangibles	$122.6	$143.3
Depreciation and amortization	11.0	11.3
US residual tax on foreign earnings	12.2	12.3
Other	—	0.3
Total deferred tax liabilities	145.8	167.2

Deferred tax assets:
Inventory valuation differences	11.5	9.8
Expenses not currently deductible	26.2	26.2
US federal tax credit carryforwards	0.6	0.4
Deferred revenue	6.6	4.5
US state tax credit carryforwards	16.4	15.7
Accrued warranty	3.4	3.8
US federal net operating loss carryforwards	5.5	7.9
Foreign net operating loss carryforwards	41.7	29.7
Stock-based compensation	29.6	21.8
Other	9.0	5.3
Total deferred tax assets	150.5	125.1
Valuation allowance	(34.9)	(29.3)
Total deferred tax assets	115.6	95.8

Total net deferred tax liabilities	$(30.2)	$(71.4)

Reported as:
Current deferred income tax assets	$—	$45.6
Non-current deferred income tax assets	21.5	5.0
Current deferred income tax liabilities	—	(0.9)
Non-current deferred income tax liabilities	(51.7)	(121.1)
Net deferred tax liabilities	$(30.2)	$(71.4)

In the fourth quarter of 2015, the Company adopted new accounting guidance for balance sheet classification of deferred taxes, which requires that all deferred income tax assets and liabilities be classified as non-current in the balance sheet. The guidance was adopted on a prospective basis and, therefore, prior periods were not retrospectively adjusted.
At the end of fiscal 2015, the Company has federal and foreign net operating loss carryforwards, or NOLs, of approximately $18.5 million and $208.2 million, respectively. The federal NOLs expire beginning year 2021. There is, generally, no expiration for the foreign NOLs. Utilization of the Company’s federal and state NOLs are subject to annual limitations in accordance with the applicable tax code. The Company has determined that it is more likely than not that the Company will not realize a portion of the foreign NOLs and, accordingly, a valuation allowance has been established for such amount.
The Company has Federal and California research and development credit carryforwards of approximately $0.9 million and $18.6 million, respectively. The federal tax credit carryforwards will expire beginning 2030. The California research tax credits have indefinite carryforward period. The Company believes that it is more likely than not that the Company will not realize a portion of the California research and development credit carryforwards and, accordingly, a valuation allowance has been established for such amount.

At the end of fiscal 2015, the Company’s foreign subsidiaries had approximately $776.2 million of accumulated undistributed earnings that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for federal, state income taxes have been provided thereon. If such earnings were to be distributed in the form of dividends or otherwise, the Company would have to recognize additional tax liability of approximately $237.1 million.
The total amount of the unrecognized tax benefits at the end of fiscal 2015 was $59.0 million. A reconciliation of unrecognized tax benefit is as follows:

At the End of Fiscal Year	2015	2014	2013
(In millions)
Beginning gross balance	$51.4	$44.1	$32.2
Increase related to prior years' tax positions	6.0	0.8	1.8
Increase related to current year tax positions	6.2	7.5	12.0
Lapse of statute of limitations	(1.5)	(1.0)	(1.9)
Settlement with taxing authorities	(3.1)	—	—
Ending gross balance	$59.0	$51.4	$44.1
The Company's total unrecognized tax benefits that, if recognized, would affect its effective tax rate were $52.7 million and $45.6 million at the end of fiscal 2015 and 2014, respectively.
The Company and its subsidiaries are subject to U.S. federal, state, and foreign income taxes. The Company has substantially concluded all U.S. federal income tax audits for years through 2009. State income tax matters have been concluded for years through 2008 and non-U.S. income tax matters have been concluded for years through 2004. The Company is currently in various stages of multiple year examinations by federal, state, and foreign (multiple jurisdictions) taxing authorities. While the Company generally believes it is more likely than not that its tax positions will be sustained, it is reasonably possible that future obligations related to these matters could arise. The Company believes that its reserves are adequate to cover any potential assessments that may result from the examinations and negotiations. Although the timing of resolution and/or closure for these audits is highly uncertain, the Company does not believe that the unrecognized tax benefits would materially change in the next twelve months.
In the first quarter of fiscal 2015, the Company received a Notice of Proposed Adjustment from the IRS for the fiscal years 2010 and 2011. The proposed adjustments primarily relate to the valuations of intercompany transfers of acquired intellectual property. The assessments of tax, interest and penalties for the years in question total $67.0 million. The Company does not agree with the IRS position and has filed a protest with the IRS Appeals Office in April 2015. In the fourth quarter of fiscal 2015, an IRS Appeals conference date was set for March 2016. No payments have been made on the assessment. The Company intends to vigorously contest the IRS position.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s liability for unrecognized tax benefits including interest and penalties was recorded in Other non-current liabilities in the accompanying Consolidated Balance Sheets. At the end of fiscal 2015 and 2014, the Company had accrued $6.7 million and $4.7 million, respectively, for payment of interest and penalties.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related tax were as follows:

At the End of Fiscal Year	2015	2014
(In millions)
Accumulated foreign currency translation adjustments	$(163.4)	$(73.2)
Net unrealized actuarial losses	(3.4)	(3.5)
Total accumulated other comprehensive loss	$(166.8)	$(76.7)

NOTE 13: EMPLOYEE STOCK BENEFIT PLANS
The Company’s stock benefit plans include the employee stock purchase plan and stock plans adopted in 2002, 1993, 1992, 1990, as well as one stock plan assumed through an acquisition in 2007. Other than the employee stock purchase plan and the 2002 and 1992 stock plans described below, the other plans have no shares available for future grant.
Plans
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which an aggregate of 39.1 million shares of Common Stock have been approved for issuance to eligible employees as approved by the shareholders to date. The plan permits eligible employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period, which is generally six months. Rights to purchase shares are granted during the first and third quarter of each fiscal year. The Purchase Plan terminates on September 30, 2018. In fiscal 2015, 2014 and 2013, 1.0 million, 0.7 million, and 0.6 million shares were issued, respectively, representing $18.1 million, $16.4 million and $13.5 million in cash received for the issuance of stock under the Purchase Plan. At the end of fiscal 2015, the number of shares reserved for future purchases by eligible employees was 10.9 million.
2002 Stock Plan
Trimble’s 2002 Stock Plan (“2002 Plan”), provides for the granting of incentive and non-statutory stock options and restricted stock units ("RSUs") for up to 62.6 million shares plus any shares currently reserved but unissued to employees, consultants, and directors of Trimble. Both incentive and non-statutory stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options under the 2002 plan generally vest over four years with biennial, annual, or monthly vesting, and expire seven years from the date of grant. RSUs are converted into shares of Trimble common stock upon vesting on a one-for-one basis, except those with market-based vesting conditions in which the number of shares that may be issued ranges from 0% to 200% of the units granted. RSUs granted to employees generally vest over three years. RSUs granted to non-employee directors generally vest after one year.  Grants of RSUs assumes the maximum number of shares will be issued and decreases the plan reserves by1.69X that amount and any forfeitures of these awards due to their not vesting would increase the plan reserve by the same measure.
1992 Employee Stock Bonus Plan
At the end of fiscal 2015, there were no options outstanding to purchase shares under the 1992 Employee Stock Bonus Plan (“Bonus Plan”) and 1,606 shares were available for future grant under the Bonus Plan.
Stock Option and Restricted Stock Unit Activity
The following table summarizes the Company’s stock option and restricted stock unit activity during fiscal 2015:

		Stock Options Outstanding		Restricted Stock Units Outstanding
	Shares Available for Grant	Options	Weighted average exercise price	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(In millions, except for per share data)
Outstanding at the beginning of year	14.4	13.1	$21.23	3.1	$28.14
Granted	(4.3)	0.1	$25.08	2.1	$24.84
Option exercised	—	(1.3)	$12.35	—	$—
Shares released, net	—	—	$—	(0.7)	$24.86
Cancelled and Forfeited	0.7	(0.3)	$25.58	(0.2)	$27.78
Outstanding at the end of year	10.8	11.6	$22.15	4.3	$26.98

The following table summarizes information about stock options outstanding as of fiscal 2015 year end:

	Number Of Shares (in millions)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	11.4	$22.08	3.02	$24.3
Options exercisable	8.6	$20.42	2.49	$24.0
The intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the end of fiscal 2015. The total intrinsic value of options exercised during fiscal 2015, 2014 and 2013 was $13.9 million, $61.3 million, and $55.5 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
The following table summarizes information about restricted stock units outstanding as of fiscal 2015:

	Number Of Shares Underlying Restricted Stock Units (in millions)	Weighted- Average Remaining Vesting Period (in years)	Aggregate Fair Value (in millions)
Vested and expected to vest	3.8	1.77	$82.5
The fair value of restricted stock units vested and expected to vest as of fiscal 2015 is calculated based on the fair value of the Company’s common stock as of the end of fiscal 2015.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense included in the Consolidated Statements of Income.

Fiscal Years	2015	2014	2013
(In millions)
Cost of sales	$3.9	$3.2	$2.6
Research and development	8.7	6.8	5.1
Sales and marketing	9.1	7.6	7.3
General and administrative	28.4	25.8	21.5
Total operating expenses	46.2	40.2	33.9
Total stock-based compensation expense	$50.1	$43.4	$36.5
Fair Value of Share Purchase Rights
The fair value of the share purchase rights granted under the Purchase Plan are valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

Fiscal Years	2015	2014	2013
Expected life of purchase	0.5 years	0.5 years	0.5 years
Expected stock price volatility	31.3%	30.5%	31.5%
Risk free interest rate	0.08%	0.07%	0.12%
Expected dividend yield	—	—	—
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
The weighted average grant-date fair value per share of stock purchase rights granted under the Employee Stock Purchase Plan during fiscal years 2015, 2014 and 2013 was $5.24, $8.32 and $8.05 per share, respectively.
Fair value of Stock Options
The fair value of stock compensation is valued as of the grant date using a binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For options granted during fiscal 2015, 2014 and 2013, the following weighted-average assumptions were used:

Fiscal Years	2015	2014	2013
Expected life of options	3.9 years	4.0 years	3.9 years
Expected stock price volatility	36%	35%	35%
Risk free interest rate	1.26%	1.29%	0.69%
Expected dividend yield	—	—	—
Expected Life of Options—The Company’s expected life represents the period that the Company’s stock options are expected to be outstanding and was determined based on historical experience of similar stock options with consideration for the contractual terms of the stock options, vesting schedules and expectations of future employee behavior.
Expected Stock Price Volatility—The Company’s computation of expected volatility is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility, commensurate with the expected life of the stock options.
Expected Risk Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the option.
Expected Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
The weighted average grant-date fair value per share of stock options granted during fiscal years 2015, 2014 and 2013 was $7.36, $9.07, and $7.90, respectively. The fair value of all stock options vested during fiscal years 2015, 2014 and 2013 was $18.3 million, $20.5 million and $20.3 million, respectively.
Fair value of Restricted Stock Units
The fair value of restricted stock units is valued as of the grant date using the fair value of Trimble’s common stock. The weighted average grant-date fair value per share of RSUs granted during fiscal years 2015, 2014 and 2013 was $23.22, $30.18, and $28.17 per share, respectively. The fair value of all restricted stock units vested during fiscal years 2015, 2014 and 2013 was $16.3 million, $3.9 million and $10.0 million, respectively.
Fair Value of Market-Based Restricted Stock Units
Restricted stock units with market-based vesting conditions vest based on the achievement of the Company’s relative total shareholder return (TSR) of its common stock as compared to the TSR of the constituents of the S&P 500 at the start of the performance period. The fair value of restricted stock units with market-based vesting conditions is valued as of the grant date using a Monte Carlo simulation, using the following weighted-average assumptions:

Fiscal Years	2015
Expected life of options	2.6 years
Expected stock price volatility	30.9%
Risk free interest rate	0.9%
Expected dividend yield	—
The weighted average grant-date fair value of the restricted stock units with market-based vesting conditions granted during fiscal 2015 was $31.60 per share.
Unrecognized Stock-Based Compensation

At the end of fiscal 2015, total unamortized stock-based compensation expense was $94.6 million, with a weighted-average recognition period of 2.1 years.
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
During fiscal 2015, the Company repurchased approximately 7.5 million shares of common stock in open market purchases, at an average price of $21.29 per share, for a total of $159.4 million. This total includes $75.1 million and $84.3 million of open market purchases completed under the 2015 and 2014 Stock Repurchase Programs, respectively.
As part of the 2015 Stock Repurchase Program, in September 2015, the Company entered into an accelerated share repurchase agreement, or ASR, with an investment bank for $75.0 million. The ASR was completed in December 2015 and resulted in the aggregate repurchase of approximately 3.7 million shares of common stock with a volume weighted average price of $20.11 per share.
During fiscal 2014, under the provisions of both the 2014 and 2011 Stock Repurchase Programs, the Company repurchased approximately 3.2 million shares of common stock in open market purchases at an average price of $30.22 per share, for a total of $97.8 million.
No shares of common stock were repurchased during fiscal 2013.
Stock repurchases are reflected as a decrease to common stock based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. As a result of the 2015 repurchases, retained earnings was reduced by $180.3 million in fiscal 2015. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been canceled.
At the end of fiscal 2015, the 2015 Stock Repurchase Program had remaining authorized funds of $249.9 million. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.
NOTE 15: STATEMENT OF CASH FLOW DATA

Fiscal Years	2015	2014	2013
(In millions)
Supplemental disclosure of cash flow information:
Interest paid	$26.5	$15.6	$19.0
Income taxes paid	$54.0	$66.1	$42.6
NOTE 16: LITIGATION
On August 9, 2013, Harbinger Capital Partners, LLC and additional plaintiffs (“Harbinger Plaintiffs”) filed a lawsuit against Deere & Co., Garmin, the Company and two other defendants in the U.S. District Court in Manhattan in connection with Plaintiffs’ investment in LightSquared.  The Harbinger Plaintiffs alleged, among other things, fraud and negligent misrepresentation, claiming that the defendants were aware of material facts that caused the Federal Communications Commission to take adverse action against LightSquared and failed to disclose those facts prior to Plaintiffs’ investment in LightSquared, and sought $1.9 billion in damages from the defendants.  On November 1, 2013, LightSquared, Inc. and several related parties (“LightSquared Plaintiffs”) filed suit against the same defendants, asserting similar state law claims to those made in the Harbinger lawsuit, as well as additional claims, including breach of contract. On February 5, 2015, the U.S. District Court dismissed all claims brought by the Harbinger Plaintiffs and the majority of those brought by the LightSquared Plaintiffs. On February 11, 2015, the Harbinger Plaintiffs filed a notice of appeal of the District Court’s dismissal of their claims. The District Court’s dismissal of claims of the Harbinger Plaintiffs was affirmed by the Second Circuit Court of Appeals on December 7, 2015.  Incident to approval of its bankruptcy reorganization plan effective December 7, 2015, LightSquared Inc.’s successor under the bankruptcy reorganization plan acquired the claims of the Harbinger Plaintiffs.  On December 14, 2015, the LightSquared Plaintiffs (as reorganized) dismissed all claims against the Company without prejudice pursuant to an initial agreement with the Company.  On February 3, 2016, the LightSquared Plaintiffs (as reorganized) and the Company entered into a settlement agreement which includes mutual releases of all claims between the parties, and which provides for the dismissal of all claims of the LightSquared Plaintiffs (as reorganized) with prejudice.   Under the settlement agreement, the LightSquared Plaintiffs (as reorganized) further agreed to take no further action to preserve or prosecute the claims of the Harbinger Plaintiffs.
On September 2, 2011 Research Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment Notwithstanding the Verdict, and on March 18, 2015, the Court awarded the Company a portion of its incurred attorneys’ fees and costs, and entered judgment in the Company’s favor in the amount of $0.6 million.  The judgment also provides that Plaintiff take nothing on its claims.  On April 17, 2015, Plaintiff filed a Notice of Appeal to the Alaska Supreme Court. The parties have completed all appellate briefing, and the matter is scheduled for oral argument before the Alaska Supreme Court.
On March 12, 2015, Rachel Thompson filed a putative class action complaint in California Superior Court against the Company, the members of its Board of Directors, and JP Morgan Chase Bank.  The suit alleges that the Company’s Board of Directors breached their fiduciary obligations to the Company’s shareholders by entering into a credit agreement with JP Morgan Chase Bank that contains certain change of control provisions that plaintiff contends are disadvantageous to shareholders.  The complaint seeks declaratory relief, injunctive relief, and costs of the action but does not seek monetary damages.  The parties have reached a proposed settlement, which would modify one provision of the credit agreement and permit the named plaintiff to seek recovery of attorney’s fees.  By order filed February 1, 2016, the Court granted preliminary approval of the proposed settlement, ordered that notice be provided to shareholders, and scheduled a hearing to consider any objections to the settlement.
From time to time, the Company is also involved in litigation arising out of the ordinary course of our business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of the Company's or its subsidiaries' property is subject.
NOTE 17. REVISIONS TO PREVIOUSLY REPORTED FINANCIAL INFORMATION

In the third quarter of fiscal 2015, the Company identified an error in its previously reported financial statements with regard to a portion of its goodwill balance arising from deferred tax liabilities in foreign jurisdictions that had not been properly translated to U.S. dollars. As a result, both goodwill and the cumulative translation adjustment included in Accumulated other comprehensive loss on the Consolidated Balance Sheets were overstated and the resulting foreign currency translation adjustment component of Other comprehensive income was incorrect. There was no impact on Net Income or Cash Flows.

The Company evaluated the impact of the error, both quantitatively and qualitatively, and concluded that the differences were not material individually or in the aggregate to any of the prior reporting periods. The impact has no effect on Net Income or Cash Flows, but in light of the significance of the cumulative amount of the error on comprehensive income to the third quarter and full year 2015, the Company has revised previously issued financial information for periods contained in this Annual Report on Form 10-K to correct for the foreign currency translation figures.

The following table presents the impact of the adjustment to the Condensed Consolidated Balance Sheet line items as of 2014 fiscal year end (in millions):

	As of Fiscal Year End 2014
	As previously		As
Consolidated Balance Sheet Data:	Reported (1)	Adjustment	Revised
Goodwill	$2,101.2	$(15.4)	$2,085.8
Total assets	3,871.3	(15.4)	3,855.9
Accumulated other comprehensive loss	(61.3)	(15.4)	(76.7)
Total Trimble Navigation Limited shareholders' equity	2,357.0	(15.4)	2,341.6
Total equity	2,368.8	(15.4)	2,353.4
Total liabilities and equity	3,871.3	(15.4)	3,855.9

(1) Total assets and total liabilities and equity as previously reported have been adjusted to reflect the reclassification of debt issuance costs. For further information, see Recent Accounting Pronouncements in Note 2 to the Consolidated Financial Statements.
The following table presents the impact of these corrections in the Consolidated Statements of Comprehensive Income for fiscal 2014 and 2013 (in millions):

	Fiscal 2014			Fiscal 2013
Consolidated Statements of Comprehensive Income	As previously		As	As previously		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised

Net income	$213.9	$—	$213.9	$218.2	$—	$218.2
Foreign currency translation adjustments	(92.8)	(11.2)	(104.0)	10.2	(4.0)	6.2
Net unrealized actuarial gain (loss)	(1.7)	—	(1.7)	0.4	—	0.4
Comprehensive income	119.4	(11.2)	108.2	228.8	(4.0)	224.8
Less: Comprehensive loss attributable to noncontrolling interests	(0.2)	—	(0.2)	(0.7)	—	(0.7)
Comprehensive income attributable to Trimble Navigation Limited	$119.6	$(11.2)	$108.4	$229.5	$(4.0)	$225.5

Interim periods not presented herein will be revised, as applicable, when they are included in future filings.

NOTE 18: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Both fiscal 2015 and 2014 were a 52-week year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Period	2015	2015	2015	2015
(in millions, except per share data)
Revenue	$582.6	$585.8	$562.3	$559.7
Gross margin	307.2	303.9	298.0	293.1
Net income attributable to Trimble Navigation Limited	34.1	25.9	37.1	24.0
Basic net income per share	0.13	0.10	0.15	0.10
Diluted net income per share	0.13	0.10	0.14	0.09

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Period	2014	2014	2014	2014
(in millions, except per share data)
Revenue	$604.7	$642.2	$584.8	$563.8
Gross margin	326.9	354.6	316.8	292.5
Net income attributable to Trimble Navigation Limited	68.6	77.9	11.8	55.8
Basic net income per share	0.26	0.30	0.05	0.22
Diluted net income per share	0.26	0.29	0.04	0.21

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Trimble Navigation Limited
We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of January 1, 2016 and January 2, 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 1, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at January 1, 2016 and January 2, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trimble Navigation Limited's internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
February 24, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Trimble Navigation Limited
We have audited Trimble Navigation Limited's internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Trimble Navigation Limited's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Trimble Navigation Limited maintained, in all material respects, effective internal control over financial reporting as of January 1, 2016, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of all current year acquisitions, which are included in the January 1, 2016 consolidated financial statements of Trimble Navigation Limited and constituted less than 1% of total assets and net assets as of January 1, 2016, and less than 1% of consolidated revenue and net income for the year then ended. Our audit of internal control over financial reporting of Trimble Navigation Limited also did not include an evaluation of the internal control over financial reporting of all current year acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trimble Navigation Limited as of January 1, 2016 and January 2, 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 1, 2016 of Trimble Navigation Limited and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
February 24, 2016

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
The Company’s management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The Company has excluded from its evaluation the internal control over financial reporting of all current year acquisitions, which are included in the January 1, 2016 consolidated financial statements and constituted less than 1% of total assets and net assets as of January 1, 2016, and less than 1% of consolidated revenue and net income for the year then ended. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective at the end of fiscal 2015.
The effectiveness of our internal control over financial reporting at the end of fiscal 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Code of Ethics
The Company’s Business Ethics and Conduct Policy applies to, among others, the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other finance organization employees. The Business Ethics and Conduct Policy is available on the Company’s website at www.trimble.com under the heading “Corporate Governance - Governance Documents” on the Investor Relations page of our website. A copy will be provided, without charge, to any shareholder who requests one by written request addressed to General Counsel, Trimble Navigation Limited, 935 Stewart Drive, Sunnyvale, CA 94085.
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

(1) Financial Statement Schedules
The following financial statement schedule is filed as part of this report:

Page in this Annual Report on Form 10-K
Schedule II—Valuation and Qualifying Accounts	97
All other schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.
(b) Exhibits
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
TRIMBLE NAVIGATION LIMITED

By:	/S/ STEVEN W. BERGLUND
Steven W. Berglund, President and Chief Executive Officer
February 24, 2016

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ STEVEN W. BERGLUND Steven W. Berglund	President, Chief Executive Officer, Director	February 24, 2016

/s/ ROBERT G. PAINTER Robert G. Painter	Chief Financial Officer (Principal Financial Officer)	February 24, 2016

/s/ JULIE A. SHEPARD Julie A. Shepard	Vice President of Finance (Principal Accounting Officer)	February 24, 2016

/s/ MERIT E. JANOW Merit E. Janow	Director	February 24, 2016

/s/ ULF J. JOHANSSON Ulf J. Johansson	Director	February 24, 2016

/s/ RON S. NERSESIAN Ron S. Nersesian	Director	February 24, 2016

/s/ MARK S. PEEK Mark S. Peek	Director	February 24, 2016

/s/ NICKOLAS W. VANDE STEEG Nickolas W. Vande Steeg	Director	February 24, 2016

/s/ BÖRJE EKHOLM Börje Ekholm	Director	February 24, 2016

/s/ KAIGHAM (KEN) GABRIEL Kaigham (Ken) Gabriel	Director	February 24, 2016

INDEX TO EXHIBITS

Exhibit
Number

3.1
Restated Articles of Incorporation of the Company filed June 25, 1986 (Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999)

3.2
Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988 (Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999)

3.3
Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990 (Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999)

3.4
Certificate of Determination of the Company filed February 19, 1999 (Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999)

3.5
Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003 (Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003)

3.6
Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004 (Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004)

3.7
Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007 (Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007)

3.8
Certificate of Amendment of Articles of Incorporation of the Company filed March 19, 2013 (Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed on March 20, 2013)

3.9	Bylaws of the Company (amended and restated through May 7, 2015) (Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K filed on March 25, 2015)

4.1
Specimen copy of certificate for shares of Common Stock of the Company (Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990)

4.2
Indenture, dated as of October 30, 2014, between the Company and U.S. Bank National Association (Incorporated by reference to exhibit number 4.2 to the Company’s Registration Statement on Form S-3, filed October 30, 2014)

4.3
First Supplemental Indenture, dated November 24, 2014, between the Company and U.S. Bank National Association (which includes Form of 4.750% Senior Note due 2024) (Incorporated by reference to exhibit number 4.1 to the Company’s Current Report on Form 8-K, filed November 24, 2014)

10.1+
Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999 (Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999)

10.2+
Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008 (Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009)

10.3+
Form of Indemnification Agreement between the Company and its officers and directors (Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005)

10.4+
Amended and Restated form of Change in Control severance agreement between the Company and certain Company officers (Incorporated by reference to exhibit number 10.13 to the Company's Annual Report on Form 10-K for the year ended January 2, 2009)

10.5+	Trimble Navigation Limited Annual Management Incentive Plan Description (Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2010)

10.6
Letter of assignment between the Company and Christopher Gibson dated June 11, 2008 (Incorporated by reference to exhibit number 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.7
Amendment to the letter of assignment between the Company and Christopher Gibson dated December 20, 2009 (Incorporated by reference to exhibit number 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.8+
Offer letter between the Company and François Delépine dated November 1, 2013 (Incorporated by reference to exhibit number 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2014)

10.9+	Board of Directors Compensation Policy (effective as of May 7, 2015) (Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2015)

10.10+
Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated (Incorporated by reference to exhibit number 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.11
Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company (Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005)

10.12
First Amendment to Lease between Carr NP Properties, LLC and the Company (Incorporated by reference to exhibit number 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.13**
Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated March 12, 2004, as amended January 19, 2005, October 25, 2005 and June 20, 2007 (Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009)

10.14**
Consigned Excess Inventory Addendum to the Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated July 6, 2009 (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009)

10.15
Five-Year Credit Agreement, dated as of November 24, 2014, among the Company, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed November 24, 2014)

10.16+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000 (Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006)

10.17+
Trimble Navigation Limited Australian Addendum to the Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009)

10.18+
Australian Addendum to the Trimble Navigation Limited Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009)

10.19+	Trimble Navigation Limited Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 2014)

10.20+
Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to exhibit number 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.21
Form of officer stock option agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2014)

10.22
Form of U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2014)

10.23
Form of non-U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2014)

10.24
Form of global stock option agreement (officers) under the Company’s Amended and Restated 2002 Stock Plan. (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.25
Form of global restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.26
Form of U.S. director restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.27
Form of non-U.S. director restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.28
Form of global subscription agreement under the Company’s Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.29
Form of global performance restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015 )

10.30	Form of global restricted stock unit award agreement (officers) under the Company’s Amended and Restated 2002 Stock Plan (filed herewith)

10.31+	Offer letter between the Company and Robert G. Painter dated January 29, 2016 (Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed February 1, 2016)

21.1    Subsidiaries of the Company (filed herewith)

23.1    Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1    Power of Attorney (included on signature page herein)

31.1    Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2    Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1    Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2    Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS    ++    XBRL Instance Document

101.SCH ++    XBRL Taxonomy Extension Schema Document

101.CAL ++    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ++    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ++    XBRL Taxonomy Extension Label Linkbase Document

101.PRE     ++    XBRL Taxonomy Extension Presentation Linkbase Document

Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

++
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

SCHEDULE II
TRIMBLE NAVIGATION LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Fiscal Years	2015	2014	2013
Allowance for doubtful accounts:
Balance at beginning of period	$7.8	$6.3	$6.3
Acquired allowance	0.6	2.6	1.2
Bad debt expense	1.9	3.8	1.9
Write-offs, net of recoveries	(5.3)	(4.9)	(3.1)
Balance at end of period	$5.0	$7.8	$6.3