Form 10-Q
period 2016-04-01
TRIMBLE NAVIGATION LTD /CA/
filed 2016-05-10
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 1, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2016, there were 251,073,522 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended April 1, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	First Quarter of	Fiscal Year End
As of	2016	2015
(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$174.7	$116.0
Accounts receivable, net	377.8	361.9
Other receivables	15.3	14.9
Inventories	255.5	261.1
Other current assets	49.3	44.5
Total current assets	872.6	798.4
Property and equipment, net	155.4	159.2
Goodwill	2,128.4	2,106.4
Other purchased intangible assets, net	452.5	487.1
Other non-current assets	141.0	129.6
Total assets	$3,749.9	$3,680.7
LIABILITIES
Current liabilities:
Short-term debt	$135.3	$118.3
Accounts payable	112.6	99.8
Accrued compensation and benefits	86.6	98.9
Deferred revenue	287.2	234.6
Accrued warranty expense	17.9	18.5
Other current liabilities	87.2	90.8
Total current liabilities	726.8	660.9
Long-term debt	539.6	611.4
Non-current deferred revenue	32.3	29.6
Deferred income taxes liabilities	53.5	51.7
Other non-current liabilities	111.0	106.5
Total liabilities	1,463.2	1,460.1
Commitments and contingencies (Note 12)
EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3.0 shares authorized; none outstanding	—	—
Common stock, no par value; 360.0 shares authorized; 251.4 and 250.7 shares issued and outstanding as of the end of the first quarter of fiscal 2016 and fiscal year end 2015, respectively	1,267.3	1,238.3
Retained earnings	1,157.3	1,148.2
Accumulated other comprehensive loss	(138.7)	(166.8)
Total Trimble Navigation Limited shareholders’ equity	2,285.9	2,219.7
Noncontrolling interests	0.8	0.9
Total shareholders' equity	2,286.7	2,220.6
Total liabilities and shareholders’ equity	$3,749.9	$3,680.7
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter of
(In millions, except per share amounts)	2016	2015
Revenue:
Product	$393.6	$400.6
Service	101.6	100.9
Subscription	87.8	81.1
Total revenue	583.0	582.6
Cost of sales:
Product	190.0	187.7
Service	41.6	41.4
Subscription	26.7	23.8
Amortization of purchased intangible assets	24.1	22.5
Total cost of sales	282.4	275.4
Gross margin	300.6	307.2
Operating expense:
Research and development	87.7	87.2
Sales and marketing	96.7	96.5
General and administrative	68.3	64.7
Restructuring charges	1.8	1.1
Amortization of purchased intangible assets	16.2	18.2
Total operating expense	270.7	267.7
Operating income	29.9	39.5
Non-operating income (expense), net:
Interest expense	(6.6)	(6.4)
Foreign currency transaction gain (loss), net	(0.1)	1.1
Income from equity method investments, net	2.9	3.0
Other income, net	3.3	7.0
Total non-operating income (expense), net	(0.5)	4.7
Income before taxes	29.4	44.2
Income tax provision	9.7	10.2
Net income	19.7	34.0
Less: Net loss attributable to noncontrolling interests	(0.1)	(0.1)
Net income attributable to Trimble Navigation Limited:	$19.8	$34.1
Basic earnings per share	$0.08	$0.13
Shares used in calculating basic earnings per share	251.0	259.4
Diluted earnings per share	$0.08	$0.13
Shares used in calculating diluted earnings per share	254.0	262.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	First Quarter of
	2016	2015
(In millions)
Net income	$19.7	$34.0
Foreign currency translation adjustments, net of tax	28.2	(70.3)
Net unrealized actuarial gain (loss), net of tax	(0.1)	0.1
Comprehensive income (loss)	47.8	(36.2)
Less: Comprehensive loss attributable to noncontrolling interests	(0.1)	(0.1)
Comprehensive income (loss) attributable to Trimble Navigation Limited	$47.9	$(36.1)
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter of
(In millions)	2016	2015
Cash flows from operating activities:
Net income	$19.7	$34.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9.1	8.7
Amortization expense	40.3	40.7
Provision for doubtful accounts	0.6	1.0
Deferred income taxes	(0.1)	(1.3)
Stock-based compensation	13.7	12.5
Income from equity method investments	(2.9)	(3.0)
Divestitures gain, net	(3.1)	(5.8)
Excess tax benefit for stock-based compensation	(1.2)	(0.7)
Provision for excess and obsolete inventories	4.1	0.8
Other non-cash items	0.7	11.0
Decrease (increase) in assets:
Accounts receivable	(14.1)	(28.9)
Other receivables	(2.2)	4.9
Inventories	3.1	(6.4)
Other current and non-current assets	(4.9)	(8.0)
Increase (decrease) in liabilities:
Accounts payable	11.9	11.2
Accrued compensation and benefits	(13.5)	(15.0)
Deferred revenue	54.1	49.4
Accrued warranty	(0.7)	(1.5)
Other liabilities	(1.4)	3.6
Net cash provided by operating activities	113.2	107.2
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(15.8)	(36.9)
Acquisitions of property and equipment	(4.9)	(10.6)
Purchases of equity method investments	(0.4)	(1.3)
Net proceeds from sale of businesses	8.1	12.6
Dividends received from equity method investments	5.0	—
Other	(0.3)	0.8
Net cash used in investing activities	(8.3)	(35.4)
Cash flows from financing activities:
Issuances of common stock, net of tax withholdings	16.1	14.7
Repurchase and retirement of common stock	(12.2)	(12.6)
Excess tax benefit for stock-based compensation	1.2	0.7
Proceeds from debt and revolving credit lines	92.0	130.0
Payments on debt and revolving credit lines	(147.0)	(198.0)
Net cash used in financing activities	(49.9)	(65.2)
Effect of exchange rate changes on cash and cash equivalents	3.7	(8.9)
Net increase (decrease) in cash and cash equivalents	58.7	(2.3)
Cash and cash equivalents, beginning of period	116.0	148.0
Cash and cash equivalents, end of period	$174.7	$145.7

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
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2015 was January 1, 2016. The first quarter of fiscal 2016 and 2015 ended on April 1, 2016 and April 3, 2015, respectively. Both fiscal 2016 and 2015 are 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The accompanying financial data for and as of the end of the first quarter of fiscal 2016 and 2015 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2015 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2015. The following discussion should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary have been made to present a fair statement of results for the interim periods presented. The results of operations for the first quarter of fiscal 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.
The Company has presented revenue and cost of sales separately for products, service and subscriptions. Product revenue includes primarily hardware, software licenses, parts and accessories; service revenue includes primarily hardware and software maintenance and support, training and professional services; subscription revenue includes software as a service (SaaS).

As disclosed in the Company’s fiscal 2015 Annual Report on Form 10-K, the Company identified an error in its previously reported financial statements with regard to a portion of its goodwill balance arising from deferred tax liabilities in foreign jurisdictions that had not been properly translated to U.S. dollars. As a result, both goodwill and the cumulative translation adjustment included in Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets were overstated and the resulting foreign currency translation adjustment component of Other comprehensive income (loss) was incorrect. There was no impact on net income or cash flows.

The Company evaluated the impact of the error, both quantitatively and qualitatively, and concluded that the differences were not material individually or in the aggregate to any of the prior reporting periods. The impact had no effect on net income or cash flows, but in light of the significance of the cumulative amount of the error on comprehensive income for the third quarter and the full fiscal year 2015, the Company revised previously issued financial information, including the first quarter of fiscal 2015 contained in this Quarterly Report on Form 10-Q, to correct for the foreign currency translation figures. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further information.
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting polices during the first quarter of fiscal 2016 from those disclosed in the Company’s most recent Form 10-K.
Recent Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that replaces the current revenue recognition guidance under U.S. GAAP. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised effective date for the Company under the new standard will be the beginning of fiscal 2018, with early adoption permitted as of fiscal 2017, the original effective date.  Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard.  The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.
In February 2015, the FASB issued amendments to the consolidation guidance. The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The Company adopted the amendments beginning in the first quarter of fiscal 2016. The adoption did not have a material impact on the Company's consolidated financial statements.
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

In September 2015, the FASB issued new guidance related to business combinations. The new guidance requires that any adjustments to provisional amounts in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The Company adopted the amendments beginning in the first quarter of fiscal 2016. The adoption did not have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued final guidance that will require entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The amendments are effective for the Company beginning in fiscal 2018, although early adoption is permitted and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with certain exceptions. The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued new guidance that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. Previous GAAP did not require lease assets and liabilities to be recognized for most leases. Additionally, companies are permitted to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. This new guidance is effective for the Company beginning in fiscal 2019, although early adoption is permitted. The Company is currently evaluating the effect of this guidance on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued amendments to its guidance on the accounting for derivatives and hedging. The new guidance clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance is effective for the Company beginning in fiscal 2017, although early adoption is permitted. The Company is currently evaluating the effect of this guidance on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued new guidance related to equity investments and joint ventures. This standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income will be recognized through earnings. This guidance is effective for the Company beginning in fiscal 2017, although early adoption is permitted. The Company is currently evaluating the effect of this guidance on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued final guidance that will change how companies account for certain aspects of share-based payments to employees. Several aspects of the accounting for share-based payment award transactions are affected, including income tax consequences, classification of awards as either equity or liabilities, application of the forfeiture rate and classification on the statement of cash flows. The guidance is effective for the Company beginning in fiscal 2017, although early adoption is permitted. The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.

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
During the first quarter of fiscal 2015, the Company repurchased approximately 0.5 million shares of common stock in open market purchases, at an average price of $26.34 per share, for a total of $12.6 million under the 2014 Stock Repurchase Program.
During the first quarter of fiscal 2016, the Company repurchased approximately 0.5 million shares of common stock in open market purchases, at an average price of $24.30 per share, for a total of $12.2 million under the 2015 Stock Repurchase Program.
Stock repurchases are reflected as a decrease to common stock based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase is charged to retained earnings. As a result of the 2016 repurchases, retained earnings was reduced by $9.7 million in the first of fiscal 2016. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under the programs have been canceled.
At the end of the first quarter of fiscal 2016, the 2015 Stock Repurchase Program had remaining authorized funds of $237.7 million. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.
Stock-Based Compensation Expense
Stock compensation expense is recognized based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures.
The following table summarizes stock-based compensation expense for the first quarter of fiscal 2016 and 2015.

	First Quarter of
	2016	2015
(Dollars in millions)
Cost of sales	$1.0	$0.9
Research and development	2.3	2.2
Sales and marketing	2.0	2.3
General and administrative	8.4	7.1
Total operating expense	12.7	11.6
Total stock-based compensation expense	$13.7	$12.5
NOTE 4. BUSINESS COMBINATIONS
During the first quarter of fiscal 2016, the Company acquired two businesses, with total cash consideration of $10.0 million, both in its Engineering and Construction segment. The Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition. The acquisitions were not significant individually or in the aggregate. The largest acquisition was a cloud-based software developer for the design of sustainable and high-performance buildings, based in London and New York. In the aggregate, the businesses acquired during the first quarter of fiscal 2016 contributed less than one percent to the Company's total revenue during the first quarter of fiscal 2016.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in the last three quarters of fiscal 2015 and the first quarter of fiscal 2016, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to the acquisitions, including the changes in the fair value of the contingent consideration liabilities, of $1.7 million and $2.8 million for the first quarter of fiscal 2016 and 2015, respectively, were expensed as incurred and were included in General and administrative expense in the Condensed Consolidated Statements of Income.
The following table summarizes the Company’s business combinations completed during the first quarter of fiscal 2016.

First Quarter of
2016
(Dollars in millions)
Fair value of total purchase consideration	$10.0
Less fair value of net assets acquired:
Net tangible liabilities assumed	(1.7)
Identifiable intangible assets	4.3
Noncontrolling interests	(0.1)
Goodwill	$7.5

Intangible Assets
The following table presents details of the Company’s total intangible assets:

As of	First Quarter of Fiscal 2016			Fiscal Year End 2015
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$811.9	$(567.3)	$244.6	$802.1	$(536.0)	$266.1
Trade names and trademarks	53.0	(41.4)	11.6	52.8	(39.8)	13.0
Customer relationships	451.0	(271.2)	179.8	448.1	(258.0)	190.1
Distribution rights and other intellectual properties	79.3	(62.8)	16.5	78.6	(60.7)	17.9
	$1,395.2	$(942.7)	$452.5	$1,381.6	$(894.5)	$487.1
The estimated future amortization expense of purchased intangible assets as of the end of the first quarter of fiscal 2016 was as follows:

(Dollars in millions)
2016 (Remaining)	$112.7
2017	130.7
2018	101.9
2019	60.2
2020	31.4
Thereafter	15.6
Total	$452.5
Goodwill
The changes in the carrying amount of goodwill by segment for the first quarter of fiscal 2016 were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
Balance as of fiscal year end 2015	$1,140.1	$125.7	$820.7	$19.9	$2,106.4
Additions due to acquisition	7.5	—	—	—	7.5
Purchase price adjustments	—	0.1	0.1	—	0.2
Foreign currency translation adjustments	14.3	1.1	3.2	0.7	19.3
Divestiture	—	—	(5.0)	—	(5.0)
Balance as of the end of the first quarter of fiscal 2016	$1,161.9	$126.9	$819.0	$20.6	$2,128.4
In February 2016, the Company sold the Omega Group assets to TriTech Software Systems. The Omega Group provides software solutions for public safety agencies. The sale of the Omega Group assets resulted in a $2.7 million gain in the first quarter of fiscal 2016, and is included in Other income, net on the Company's Condensed Consolidated Statements of Income.

NOTE 5. INVENTORIES
Inventories consisted of the following:

	First Quarter of	Fiscal Year End
As of	2016	2015
(Dollars in millions)
Raw materials	$96.8	$107.5
Work-in-process	6.8	5.9
Finished goods	151.9	147.7
Total inventories	$255.5	$261.1
Finished goods includes $15.5 million as of the end of the first quarter of fiscal 2016 and $14.6 million as of fiscal year end 2015 for costs that have been deferred in connection with deferred revenue arrangements.
NOTE 6. SEGMENT INFORMATION
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

•
Advanced Devices: The various operations that comprise this segment are aggregated on the basis that these operations, taken as a whole, do not exceed 10% of the Company’s total revenue, operating income or assets. This segment is comprised of the Embedded Technologies, Timing, Applanix, Military and Advanced Systems and ThingMagic businesses.

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
The following table presents revenue, operating income, depreciation expense and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expense, excluding general corporate expense, acquisition costs, amortization of purchased intangible assets, restructuring charges, stock-based compensation and executive transition costs. The identifiable assets that the CODM views by segment are accounts receivable, inventories and goodwill.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
First Quarter of Fiscal 2016
Revenue	$309.8	$106.0	$136.3	$30.9	$583.0
Operating income	44.1	33.9	18.9	10.3	107.2
Depreciation expense	3.4	0.3	1.3	0.2	5.2
First Quarter of Fiscal 2015
Revenue	$299.3	$115.3	$128.2	$39.8	$582.6
Operating income	37.0	40.6	20.5	15.2	113.3
Depreciation expense	3.6	0.3	1.3	0.1	5.3
As of the First Quarter of Fiscal 2016
Accounts receivable	$215.2	$73.3	$70.0	$19.3	$377.8
Inventories	176.1	34.8	26.5	18.1	255.5
Goodwill	1,161.9	126.9	819.0	20.6	2,128.4
As of Fiscal Year End 2015
Accounts receivable	$215.9	$57.1	$69.6	$19.3	$361.9
Inventories	178.0	36.0	30.4	16.7	261.1
Goodwill	1,140.1	125.7	820.7	19.9	2,106.4
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	First Quarter of
	2016	2015
(Dollars in millions)
Consolidated segment operating income	$107.2	$113.3
Unallocated corporate expense	(21.2)	(19.3)
Restructuring charges	(2.1)	(1.3)
Stock-based compensation	(13.7)	(12.5)
Amortization of purchased intangible assets	(40.3)	(40.7)
Consolidated operating income	29.9	39.5
Non-operating income (expense), net:	(0.5)	4.7
Consolidated income before taxes	$29.4	$44.2
Unallocated corporate expense includes general corporate expense, acquisition costs and executive transition costs.

NOTE 7. DEBT
Debt consisted of the following:

	First Quarter of	Fiscal Year End
As of	2016	2015
(Dollars in millions)
Notes:
Principal amount	$400.0	$400.0
Unamortized discount on Notes	(2.8)	(2.8)
Debt issuance costs	(2.6)	(2.7)
Credit Facilities:
2014 Credit Facility	144.0	216.0
Uncommitted facilities	135.0	118.0
Promissory notes and other debt	1.3	1.2
Total debt	674.9	729.7
Less: Short-term debt	135.3	118.3
Long-term debt	$539.6	$611.4
Notes
In November 2014, the Company issued $400.0 million of Senior Notes (Notes) in a public offering registered with the Securities and Exchange Commission. The Notes mature on December 1, 2024 and accrue interest at a rate of 4.75% per annum, payable semiannually in arrears in cash on December 1 and June 1 of each year. The Notes are classified as long-term in the Condensed Consolidated Balance Sheet and are presented net of unamortized discount and debt issuance costs. The discount and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes.
In connection with the Notes offering, Trimble entered into an Indenture with U.S. Bank National Association, as trustee. Trimble may redeem the Notes at its option at any time, in accordance with the terms and conditions set forth in the Indenture. The Indenture contains no financial covenants. Further details regarding the terms of the Notes, including the redemption rights, and the Indenture, are provided in the Company’s fiscal 2015 Annual Report on Form 10-K.
Credit Facilities
2014 Credit Facility
In November 2014, the Company entered into a five-year credit agreement with a group of lenders (2014 Credit Facility), which provides for an unsecured revolving loan facility of $1.0 billion. Under the 2014 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. The interest rate on the non-current debt outstanding under the 2014 Credit Facility was 1.66% and 1.46% at the end of the first quarter of fiscal 2016 and fiscal year end 2015, respectively, and is payable on a quarterly basis. Amounts not borrowed under the revolving facility will be subject to a commitment fee.
The outstanding balance of $144.0 million as of the end of the first quarter of fiscal 2016 and $216.0 million at the end of fiscal 2015 are classified as long-term debt in the Condensed Consolidated Balance Sheet. Unamortized debt issuance costs associated with the 2014 Credit Facility are presented as assets in the Condensed Consolidated Balance sheet and are being amortized to interest expense using the effective interest rate method over the term of the 2014 Credit Facility.
In February 2016, the Company entered into a first amendment to the 2014 Credit Facility to facilitate the Company's proposed reincorporation from California to Delaware and to effect other non-financial terms.
The Company was in compliance with all covenants pertaining to the 2014 Credit Facility at the end of the first quarter of fiscal 2016.
Uncommitted Facilities
The Company also has two $75 million revolving credit facilities which are uncommitted (Uncommitted Facilities). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The $135.0 million outstanding at the end of the first quarter of fiscal 2016 and the $118.0 million outstanding at the end of fiscal 2015 under the Uncommitted Facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was both 1.37% at the end of the first quarter of fiscal 2016 and the end of fiscal 2015.

Promissory Notes and Other Debt
At the end of the first quarter of fiscal 2016 and the end of fiscal 2015, the Company had promissory notes and other notes payable totaling approximately $1.3 million and $1.2 million, respectively, of which $1.0 million and $0.9 million was classified as long-term in the Condensed Consolidated Balance Sheet.
Debt Maturities
At the end of the first quarter of fiscal 2016, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2016 (Remaining)	$135.3
2017	0.3
2018	0.2
2019	144.2
2020	0.1
Thereafter	400.2
Total	$680.3

NOTE 8. FAIR VALUE MEASUREMENTS
The Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Where available, fair value is based on observable market prices or parameters. Where observable prices or inputs are not available, valuation models are applied. Hierarchical levels, defined by the guidance on fair value measurements, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, and are as follows:
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

	Fair Values as of the end of the First Quarter of Fiscal 2016				Fair Values as of Fiscal Year End 2015
(Dollars in millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	$21.4	$—	$—	$21.4	$21.1	$—	$—	$21.1
Derivative assets (2)	—	0.8	—	0.8	—	2.9	—	2.9
Contingent consideration assets (3)	—	—	7.0	7.0	—	—	7.0	7.0
Total	$21.4	$0.8	$7.0	$29.2	$21.1	$2.9	$7.0	$31.0
Liabilities
Deferred compensation plan liabilities (1)	$21.4	$—	$—	$21.4	$21.1	$—	$—	$21.1
Derivative liabilities (2)	—	1.0	—	1.0	—	2.1	—	2.1
Contingent consideration liabilities (4)	—	—	5.0	5.0	—	—	6.6	6.6
Total	$21.4	$1.0	$5.0	$27.4	$21.1	$2.1	$6.6	$29.8

(1)
The Company maintains a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The plan assets and liabilities are invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets. Deferred compensation plan assets and liabilities are included in Other non-current assets and Other non-current liabilities, respectively, on the Company's Condensed Consolidated Balance Sheets.

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

(4)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payment under the arrangements is $18.3 million at the end of the first quarter of fiscal 2016, based on estimated future revenues, gross margins or other milestones. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	First Quarter of Fiscal 2016		Fiscal Year End 2015
(Dollars in millions)
Assets:
Cash and cash equivalents	$174.7	$174.7	$116.0	$116.0
Liabilities:
Notes	$400.0	$409.2	$400.0	$399.9
2014 Credit Facility	144.0	144.0	216.0	216.0
Uncommitted facilities	135.0	135.0	118.0	118.0
Promissory notes and other debt	1.3	1.3	1.2	1.2
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
Changes in the Company’s product warranty liability during the first quarter of fiscal 2016 are as follows:

(Dollars in millions)
Balance as of fiscal year end 2015	$18.5
Accruals for warranties issued	3.7
Changes in estimates	1.4
Warranty settlements (in cash or in kind)	(5.7)
Balance as of the end of the first quarter of fiscal 2016	$17.9
NOTE 10. EARNINGS PER SHARE
Basic earnings per share is computed by dividing Net income attributable to Trimble Navigation Limited by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing Net income attributable to Trimble Navigation Limited by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan and restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
The following table shows the computation of basic and diluted earnings per share:

	First Quarter of
	2016	2015
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Limited	$19.8	$34.1
Denominator:
Weighted-average shares outstanding	251.0	259.4
Effect of dilutive securities	3.0	3.0
Weighted-average dilutive shares outstanding	254.0	262.4
Basic earnings per share	$0.08	$0.13
Diluted earnings per share	$0.08	$0.13
For the first quarter of fiscal 2016 and 2015, the Company excluded 5.5 million and 5.0 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive.
NOTE 11. INCOME TAXES

In the first quarter of fiscal 2016, the Company’s effective income tax rate was 33%, as compared to 23% in the corresponding period in fiscal 2015. The rate increase in the first quarter of fiscal 2016 was primarily due to an increase in nondeductible expenses and other discrete items.  This compared to a rate decrease in the first quarter of fiscal 2015 due to a benefit resulting from the closure of a foreign tax audit.
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
In the first quarter of fiscal 2015, the Company received a Notice of Proposed Adjustment from the IRS for the fiscal years 2010 and 2011. The proposed adjustments primarily relate to the valuations of intercompany transfers of acquired intellectual property. The assessments of tax, interest and penalties for the years in question total $67.0 million. The Company does not agree with the IRS position and filed a protest with the IRS Appeals Office in April 2015. The IRS appeals process commenced in March, 2016. While the Company and the IRS continue the appeals process, the Company has not changed its conclusions regarding its original filing positions. No payments have been made on the assessment, and the Company intends to continue to vigorously defend its position.
Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits within the next twelve months. The unrecognized tax benefits of $56.0 million and $52.7 million as of the end of the first quarter of fiscal 2016 and fiscal year end 2015, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company's unrecognized tax benefit liabilities include interest and penalties as of the end of the first quarter of fiscal 2016 and fiscal year end 2015, of $7.7 million and $6.7 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Leases and Other Commitments
The estimated future minimum operating lease commitments as of the end of the first quarter of fiscal 2016 are as follows (in millions):

2016 (Remaining)	$24.6
2017	28.0
2018	20.6
2019	15.9
2020	12.7
Thereafter	32.1
Total	$133.9
As of the end of the first quarter of fiscal 2016, the Company had unconditional purchase obligations of approximately $143.6 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.
Litigation
On September 2, 2011 Research Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment notwithstanding the Verdict, and on March 18, 2015, the Court awarded the Company a portion of its incurred attorneys’ fees and costs, and entered Final Judgment in the Company’s favor in the amount of $0.6 million.  The Final Judgment also provides that the plaintiff take nothing on its claims.  On April 17, 2015, the plaintiff filed a Notice of Appeal to the Alaska Supreme Court. The parties have completed all appellate briefing, and oral arguments were heard before the Alaska Supreme Court on February 24, 2016. A decision by the Alaska Supreme Court has not been made.
On March 12, 2015, Rachel Thompson filed a putative class action complaint in California Superior Court against the Company, the members of its Board of Directors, and JP Morgan Chase Bank.  The suit alleges that the Company’s Board of Directors breached their fiduciary obligations to the Company’s shareholders by entering into a credit agreement with JP Morgan Chase Bank that contains certain change of control provisions that plaintiff contends are disadvantageous to shareholders.  The complaint seeks declaratory relief, injunctive relief, and costs of the action but does not seek monetary damages.  The parties have reached a proposed settlement, which would modify one provision of the credit agreement and permit the named plaintiff to seek recovery of attorney’s fees.  By order filed February 1, 2016, the Court granted preliminary approval of the proposed settlement, ordered that notice be provided to shareholders, and scheduled a hearing on June 10, 2016 to consider any objections to the settlement.
From time to time, the Company is also involved in litigation arising out of the ordinary course of our business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of the Company's or its subsidiaries' property is subject.

NOTE 13. REVISIONS TO PREVIOUSLY REPORTED FINANCIAL INFORMATION

As disclosed in the Company’s fiscal 2015 Annual Report on Form 10-K, the Company identified an error in its previously reported financial statements with regard to a portion of its goodwill balance arising from deferred tax liabilities in foreign jurisdictions that had not been properly translated to U.S. dollars. As a result, both goodwill and the cumulative translation adjustment included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets were overstated and the resulting foreign currency translation adjustment component of Other comprehensive income (loss) was incorrect. There was no impact on net income or cash flows.

The Company evaluated the impact of the error, both quantitatively and qualitatively, and concluded that the differences were not material individually or in the aggregate to any of the prior reporting periods. The impact had no effect on net income or cash flows, but in light of the significance of the cumulative amount of the error on comprehensive income for the third quarter and full fiscal year 2015, the Company revised previously issued financial information, including the first quarter of fiscal 2015 contained in this Quarterly Report on Form 10-Q, to correct for the foreign currency translation figures.

The following table presents the impact of these corrections in the Condensed Consolidated Statements of Comprehensive Income for the first quarter of 2015 (in millions):

	First Quarter of 2015
Consolidated Statements of Comprehensive Income	As previously		As
	Reported	Adjustment	Revised

Net income	$34.0	$—	$34.0
Foreign currency translation adjustments	(67.2)	(3.1)	(70.3)
Net unrealized actuarial gain	0.1	—	0.1
Comprehensive loss	(33.1)	(3.1)	(36.2)
Less: Comprehensive loss attributable to noncontrolling interests	(0.1)	—	(0.1)
Comprehensive loss attributable to Trimble Navigation Limited	$(33.0)	$(3.1)	$(36.1)

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
The forward-looking statements regarding future events and the future results of Trimble Navigation Limited (“Trimble” or “the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates and the beliefs and assumptions of the management of Trimble. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in “Risk Factors” below and elsewhere in this report, as well as in the Company’s Annual Report on Form 10-K for fiscal year 2015 and in other reports Trimble files with the Securities and Exchange Commission, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Management believes that there have been no significant changes during the first quarter of fiscal 2016 to the items that we disclosed as our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements, see Note 2 to our Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

EXECUTIVE LEVEL OVERVIEW
Trimble is a leading provider of technology solutions that optimize the work processes of office and mobile field professionals around the world. Our comprehensive process solutions are used across a range of industries including agriculture, architecture, civil engineering, construction, environmental management, government, natural resources, transportation and utilities. Representative Trimble customers include engineering and construction firms, contractors, surveying companies, farmers and agricultural companies, enterprise firms with large-scale fleets, energy, mining and utility companies, and state, federal and municipal governments.
Trimble focuses on integrating its broad technological and application capabilities to create vertically-focused, system-level solutions that transform how work is done within the industries we serve. The integration of sensors, software, connectivity, and information in our portfolio gives us the unique ability to provide an information model specific to the customer’s workflow. For example, in construction, our strategy is centered on the concept of a "constructible model" which is at the center of our "Connected Construction Site" solutions which provide real-time, connected, and cohesive information environments for the design, build, and operational phases of projects. In agriculture, we continue to develop “Connected Farm” solutions to optimize operations across the agriculture workflow. In transportation and logistics, we provide transportation companies with tools to enhance fuel efficiency, safety, and transparency through connected vehicles and fleets across the enterprise.
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

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have over time redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D and acquisitions. We have been spending an average of 13% to 14% of revenue over the past several years on R&D and currently have over 1,100 unique patents. We intend to continue to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for opportunities where the need for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

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

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in 43 countries and distribution channels in over 100 countries. In the first quarter of fiscal 2016, 51% of our sales were to customers located in countries outside of the U.S.

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

For the first quarter of 2016, revenue was flat as compared to the first quarter of 2015. By geography, performance in the first quarter was mixed. Asia, Europe, and Rest of World were down year over year, and North America was up slightly. Within the quarter, we continued to experience a shift in revenue towards a more significant mix of software, recurring revenue, and services, driven both by organic growth and acquisitions.

During the first quarter of 2016, we completed two acquisitions for total consideration of $10.0 million, most significant of which was our acquisition of Sefaira Ltd., a developer of cloud-based software for the design of sustainable and high-performance buildings, based in London and New York. The acquisitions' results are reported under our Engineering and Construction business segment.
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

	First Quarter of
	2016	2015
(Dollars in millions)
Revenue:
Product	$393.6	$400.6
Service	101.6	100.9
Subscription	87.8	81.1
Total revenue	$583.0	$582.6
Gross margin	$300.6	$307.2
Gross margin %	51.6%	52.7%
Operating income	$29.9	$39.5
Operating income %	5.1%	6.8%
Revenue
In the first quarter of fiscal 2016, total revenue was flat as compared to the first quarter of fiscal 2015. Subscription revenue increased $6.7 million or 8%, service revenue increased $0.7 million or 1%, partially offset by a decrease in product revenue of $7.0 million or 2%. Service and subscription increases were primarily due to organic growth within Mobile Solutions and to a lesser extent, acquisition growth within Field Solutions. The product revenue decrease was primarily within Field Solutions and Advanced Devices, partially offset by increases in Engineering and Construction and Mobile Solutions. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
On a segment basis, Engineering and Construction revenue for the first quarter of fiscal 2016 increased $10.5 million or 4% and Mobile Solutions increased $8.1 million or 6%, partially offset by a decrease in Field Solutions of $9.3 million or 8% and a decrease in Advanced Devices of $8.9 million or 22%, as compared to the first quarter of fiscal 2015. Engineering and Construction increased revenue was primarily driven by heavy civil organic and acquisition growth, partially offset by geospatial due to continued weakness as a result of the effects of oil price declines on regional economies. Mobile Solutions revenue increased due to continued growth in the transportation and logistics market. The decline in Field Solutions revenue was primarily due to continued softness in agricultural markets. Advanced Devices revenue decreased primarily due to weaker OEM and end user sales.
Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin decreased by $6.6 million for the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015. Gross margin as a percentage of total revenue was 51.6% for the first quarter of fiscal 2016, as compared to 52.7% for the first quarter of fiscal 2015. The decrease was primarily due to geographic mix in Field Solutions and the impact of product mix in transportation and logistics within Mobile Solutions.
Operating Income
Operating income decreased by $9.6 million for the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015. Operating income as a percentage of total revenue was 5.1% for the first quarter of fiscal 2016, as compared to 6.8% for the first quarter of fiscal 2015.
The decrease in operating income and operating income percentage for the first quarter of fiscal 2016 was primarily due to revenue declines in Field Solutions and Advanced Devices and the impact of product mix and growth investments in Mobile Solutions.
Results by Segment
To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices. Operating income is revenue less cost of sales and operating expense, excluding general corporate expense, acquisition/divestiture costs, amortization of purchased intangible assets, restructuring charges, stock-based compensation and executive transition costs.
The following table is a summary of revenue and operating income by segment:

	First Quarter of
	2016	2015
(Dollars in millions)
Engineering and Construction
Revenue	$309.8	$299.3
Segment revenue as a percent of total revenue	53%	51%
Operating income	$44.1	$37.0
Operating income as a percent of segment revenue	14%	12%
Field Solutions
Revenue	$106.0	$115.3
Segment revenue as a percent of total revenue	18%	20%
Operating income	$33.9	$40.6
Operating income as a percent of segment revenue	32%	35%
Mobile Solutions
Revenue	$136.3	$128.2
Segment revenue as a percent of total revenue	23%	22%
Operating income	$18.9	$20.5
Operating income as a percent of segment revenue	14%	16%
Advanced Devices
Revenue	$30.9	$39.8
Segment revenue as a percent of total revenue	6%	7%
Operating income	$10.3	$15.2
Operating income as a percent of segment revenue	33%	38%
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	First Quarter of
	2016	2015
(Dollars in millions)
Consolidated segment operating income	$107.2	$113.3
Unallocated corporate expense	(21.2)	(19.3)
Restructuring charges	(2.1)	(1.3)
Stock-based compensation	(13.7)	(12.5)
Amortization of purchased intangible assets	(40.3)	(40.7)
Consolidated operating income	29.9	39.5
Non-operating income (expense), net:	(0.5)	4.7
Consolidated income before taxes	$29.4	$44.2
Unallocated corporate expense includes general corporate expense, acquisition costs and executive transition costs.
Engineering and Construction
Engineering and Construction revenue increased by $10.5 million or 4% for the first quarter of fiscal 2016, as compared to the corresponding period in fiscal 2015. Segment operating income increased by $7.1 million or 19% for the first quarter of fiscal 2016, as compared to the corresponding period in fiscal 2015.
The revenue increase for the first quarter of fiscal 2016 was primarily driven by heavy civil organic and acquisition growth with strength in most regions, while geospatial was down with continued weakness as a result of the effects of oil price declines on regional economies, primarily in North America. To a lesser extent, building construction contributed to the growth. Operating income increased due to stronger revenue and gross margins in heavy civil and cost containment in building construction and geospatial, which offset some of the effects of the revenue decline in geospatial.
Field Solutions
Field Solutions revenue decreased by $9.3 million or 8% for the first quarter of fiscal 2016, as compared to the corresponding period in fiscal 2015. Segment operating income decreased by $6.7 million or 17% for the first quarter of fiscal 2016, as compared to the corresponding period in fiscal 2015.
Field Solutions revenue decreased for the first quarter of fiscal 2016 primarily due to continued softness in agriculture markets, impacted negatively by difficult markets in North America and Brazil, partially offset by growth due to acquisitions. Operating income decreased due to agriculture revenue and gross margin declines, partially offset by cost containment actions. The agriculture markets remain challenging and although our expectation is that our product sales will improve, to the extent that negative trends continue, our revenue and operating income could be further impacted.
Mobile Solutions
Mobile Solutions revenue increased by $8.1 million or 6% for the first quarter of fiscal 2016, as compared to the corresponding period in fiscal 2015. Segment operating income decreased by $1.6 million or 8% for the first quarter of fiscal 2016, as compared to the corresponding period in fiscal 2015.
Mobile Solutions revenue increased for the first quarter of fiscal 2016 primarily due to continued organic growth in the transportation and logistics business, with strength expected throughout the year as a result of large customer wins. Although revenue was up, operating income was down primarily due to the impact of lower margin product mix and growth related investments in the business. We expect that Mobile Solutions operating income will improve as a result of increased revenue and improved gross margin mix. However, both revenue and operating income could be negatively impacted to the extent that the deployment of these large customer shipments are delayed.
Advanced Devices
Advanced Devices revenue decreased by $8.9 million or 22% for the first quarter of fiscal 2016, as compared to the corresponding period in fiscal 2015. Segment operating income decreased by $4.9 million or 32% for the first quarter of fiscal 2016, as compared to the corresponding period in fiscal 2015.
Advanced Devices revenue decreased for the first quarter of fiscal 2016 primarily due to weaker OEM and end user sales, as the prior period included unusually strong sales. Advanced Devices revenue can be lumpy due to the timing of these sales. Operating income decreased primarily due to the revenue declines.

Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	First Quarter of
	2016	2015
(Dollars in millions)
Research and development	$87.7	$87.2
Percentage of revenue	15%	15%
Sales and marketing	$96.7	$96.5
Percentage of revenue	16%	17%
General and administrative	$68.3	$64.7
Percentage of revenue	12%	11%
Total	$252.7	$248.4
Percentage of revenue	43%	43%
Overall, R&D, S&M and G&A expense increased by approximately $4.3 million for the first quarter of fiscal 2016, as compared to the corresponding period in fiscal 2015.
Research and development expense was flat for the first quarter of fiscal 2016, as compared to the corresponding period in fiscal 2015. Overall, research and development spending was 15% of revenue in the first quarter of both fiscal 2016 and 2015. As compared to the prior year, first quarter of fiscal 2016 research and development expense increased 4% due to expense from acquisitions not applicable in the prior corresponding period, partially offset by a 2% decrease due to favorable foreign exchange rates and a 2% decrease due to lower compensation and other expenses.

We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense was flat for the first quarter of fiscal 2016, as compared to the corresponding period in fiscal 2015. Overall, spending for sales and marketing was 16% of revenue in the first quarter of fiscal 2016 versus 17% in the corresponding period of fiscal 2015. As compared to the prior year, first quarter of fiscal 2016 sales and marketing expense increased 3% due to expense from acquisitions not applicable in the prior corresponding period and a 1% increase due to higher compensation, partially offset by a 2% decrease due to a decrease in other expenses and a 2% decrease due to favorable foreign exchange rates.

General and administrative expense increased by $3.6 million, or 6%, for the first quarter of fiscal 2016, as compared to the corresponding period in fiscal 2015. Overall, general and administrative spending was 12% of revenue in first quarter of fiscal 2016 versus 11% in the corresponding period of fiscal 2015. As compared to the prior year, first quarter of fiscal 2016 general and administrative expense increased 4% due to expense from acquisitions not applicable in the prior corresponding period, a 3% increase due to increased consulting expense and a 1% increase due to executive transition costs, partially offset by a 1% decrease due to favorable foreign exchange rates and a 1% decrease in other expenses.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets was $40.3 million in the first quarter of fiscal 2016, as compared to $40.7 million in the first quarter of fiscal 2015. Of the total $40.3 million in the first quarter of fiscal 2016, $16.2 million is presented as a separate line within Operating expense and $24.1 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. Of the total $40.7 million in the first quarter of fiscal 2015, $18.2 million is presented as a separate line within Operating expense and $22.5 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. Amortization in the first quarter of fiscal 2016 reflects acquisitions not included in the first quarter of fiscal 2015 offset by the expiration of amortization for prior acquisitions. As of the end of the first quarter of fiscal 2016 future amortization of intangible assets is expected to be $112.7 million during the remainder of fiscal 2016, $130.7 million during 2017, $101.9 million during 2018, $60.2 million during 2019, $31.4 million during 2020 and $15.6 million thereafter.

Non-operating Income (Expense), Net
The components of Non-operating income (expense), net, were as follows:

	First Quarter of
	2016	2015
(Dollars in millions)
Interest expense	$(6.6)	$(6.4)
Foreign currency transaction gain (loss), net	(0.1)	1.1
Income from equity method investments, net	2.9	3.0
Other income, net	3.3	7.0
Total non-operating income (expense), net	$(0.5)	$4.7
Non-operating income (expense), net decreased $5.2 million for the first quarter of fiscal 2016, as compared to the corresponding period in fiscal 2015. The decrease was primarily related to gains recognized on divested businesses, as well as changes in net foreign currency transaction gains and losses.
Income Tax Provision
Our effective income tax rate, after discrete items, for the first quarter of fiscal 2016 was 33%, as compared to 23% in the corresponding period in fiscal 2015. The rate increase in the first quarter of fiscal 2016 was primarily due to an increase in nondeductible expenses and other discrete items.  This compared to a rate decrease in the first quarter of fiscal 2015 due to a benefit resulting from the closure of a foreign tax audit. Historically, our effective tax rate has been lower than the U.S. federal statutory rate of 35% primarily due to the favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. We have not provided U.S. taxes for such earnings due to the indefinite reinvestment of some of those earnings outside the U.S.
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
In the normal course of business to facilitate sales of our products, we indemnify other parties, including customers, lessors and parties to other transactions with us, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. From time to time, in connection with divesting some of our businesses or assets, we may also indemnify purchasers for certain matters in the normal course of business, such as breaches of representations, covenants or excluded liabilities. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the first quarter of fiscal 2016 and fiscal year end 2015.

LIQUIDITY AND CAPITAL RESOURCES

	First Quarter of	Fiscal Year End
As of	2016	2015
(In millions)
Cash and cash equivalents	$174.7	$116.0
As a percentage of total assets	4.7%	3.2%
Principal balance of outstanding debt	680.3	735.2

	First Quarter of
	2016	2015
(In millions)
Cash provided by operating activities	$113.2	$107.2
Cash used in investing activities	(8.3)	(35.4)
Cash used in financing activities	(49.9)	(65.2)
Effect of exchange rate changes on cash and cash equivalents	3.7	(8.9)
Net increase (decrease) in cash and cash equivalents	$58.7	$(2.3)

Cash and Cash Equivalents
As of the end of the first quarter of fiscal 2016, cash and cash equivalents totaled $174.7 million as compared to $116.0 million as of fiscal year end 2015. We had a principal balance of outstanding debt of $680.3 million as of the end of the first quarter of fiscal 2016, as compared to $735.2 million as of fiscal year end 2015.
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
Operating Activities
Cash provided by operating activities was $113.2 million for the first quarter of fiscal 2016, as compared to $107.2 million for the first quarter of fiscal 2015. The increase of $6.0 million was primarily driven by a decrease in working capital requirements.
Investing Activities
Cash used in investing activities was $8.3 million for the first quarter of fiscal 2016, as compared to $35.4 million for the first quarter of fiscal 2015. The decrease of $27.1 million was due to reduced spending for business acquisitions.
Financing Activities
Cash used in financing activities was $49.9 million for the first quarter of fiscal 2016, as compared to $65.2 million for the first quarter of fiscal 2015. The decrease of cash used in financing activities of $15.3 million was primarily due to an increase in net proceeds from debt and revolving credit lines.

Accounts Receivable and Inventory Metrics

	First Quarter of	Fiscal Year End
As of	2016	2015
Accounts receivable days sales outstanding	59	59
Inventory turns per year	4.1	4.0

Accounts receivable days sales outstanding were both 59 days as of the end of the first quarter of fiscal 2016 and the end of fiscal 2015. Accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 4.1 as of the end of the first quarter of fiscal 2016 and 4.0 as of the end of fiscal 2015. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
Debt
Notes
In November 2014, we issued $400.0 million of Senior Notes (“Notes”) in a public offering registered with the Securities and Exchange Commission. The Notes mature on December 1, 2024 and accrue interest at a rate of 4.75% per annum, payable semiannually in arrears in cash on December 1 and June 1 of each year. In connection with the Notes offering, we entered into an Indenture with U.S. Bank National Association, as trustee. We may redeem the Notes at our option at any time, in accordance with the terms and conditions set forth in the Indenture. Further details regarding the terms of the Notes, including the redemption rights, and the Indenture, are provided in the Company’s Annual Report on Form 10-K for fiscal 2015.
2014 Credit Facility
In November 2014, we entered into a five-year credit agreement with a group of lenders (the “2014 Credit Facility”), which provides for an unsecured revolving loan facility of $1.0 billion. Under the 2014 Credit Facility, we may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. The interest rate on the non-current debt outstanding under the 2014 Credit Facility was 1.66% and 1.46% at the end of the first quarter of fiscal 2016 and fiscal year end 2015, respectively, and is payable on a quarterly basis. Amounts not borrowed under the revolving facility will be subject to a commitment fee. We were in compliance with all covenants pertaining to the 2014 Credit Facility at the end of the first quarter of fiscal 2016.
Uncommitted Facilities
We also have two $75 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The $135.0 million outstanding at the end of the first quarter of fiscal 2016 and the $118.0 million outstanding at the end of fiscal 2015 under the Uncommitted Facilities are considered short-term. The weighted average interest rate on the Uncommitted Facilities was both 1.37% at the end of the first quarter of fiscal 2016 and the end of fiscal 2015.
Promissory Notes and Other Debt
At the end of the first quarter of fiscal 2016 and the end of fiscal 2015, the Company had promissory notes and other notes payable totaling approximately $1.3 million and $1.2 million, respectively, of which $1.0 million and $0.9 million was classified as long-term in the Condensed Consolidated Balance Sheet.
For additional discussion of our debt, see Note 7 of Notes to Condensed Consolidated Financial Statements.
Repatriation of Foreign Earnings and Income Taxes
As of the first quarter of fiscal 2016, $157.5 million of cash and cash equivalents was held by our foreign subsidiaries, of which $11.0 million was borrowed from the U.S. under intercompany financing arrangements. If these loaned funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. federal and state taxes to repatriate the loaned funds. We expect that over the next quarter these intercompany financing arrangements will be repaid and after such repayment, we would be required to pay U.S. federal and state taxes upon any repatriation of remaining cash held by our foreign subsidiaries.  While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. However, if we were to make significant acquisitions or stock repurchases, we may be required to increase our outstanding indebtedness, which could result in increased borrowing costs. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2014 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The non-GAAP financial measures included in the tables below as well as detailed explanations to the adjustments to comparable GAAP measures, are set forth below:

Non-GAAP gross margin
We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions and manufacturing costs influence our business. Non-GAAP gross margin excludes restructuring costs, amortization of purchased intangible assets and stock-based compensation from GAAP gross margin. We believe that these exclusions offer investors additional information that may be useful to view trends in our gross margin performance.
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring costs, amortization of purchased intangible assets, stock-based compensation, acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, and integration costs, and executive transition costs from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, and integration costs, and executive transition costs. We believe that these exclusions offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.
Non-GAAP non-operating income (expense), net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income (expense), net excludes acquisition and divestiture gains/losses associated with unusual acquisition related items such as intangible asset impairment charges and gains or losses related to the acquisition or sale of certain businesses and investments. Non-GAAP non-operating income (expense), net also excludes the write-off of debt issuance cost associated with terminated and/or modified credit facilities and costs associated with the issuance of new credit facilities and Senior Notes that were not capitalized as debt issuance costs. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
Non-GAAP income tax provision
We believe that providing investors with the non-GAAP income tax provision is beneficial because it provides for consistent treatment of the excluded items in our non-GAAP presentation.
Non-GAAP net income
This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, acquisition and divestiture costs, executive transition costs, write-off of debt issuance cost and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, acquisition and divestiture costs, executive transition costs, a write-off of debt issuance costs and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.

These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our ""core operating performance"" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangible assets, stock based compensation, acquisition and divestiture items, executive transition costs, write-off of debt issuance costs and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) - ( I ) below.

(In millions, except per share amounts)		First Quarter of
		2016		2015
		Dollar	% of	Dollar	% of
		Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$300.6	51.6%	$307.2	52.7%
Restructuring charges	( A )	0.3	0.1%	0.2	—%
Amortization of purchased intangible assets	( B )	24.1	4.0%	22.5	3.9%
Stock-based compensation	( C )	1.0	0.2%	0.9	0.2%
Non-GAAP gross margin:		$326.0	55.9%	$330.8	56.8%
OPERATING EXPENSES:
GAAP operating expenses:		$270.7	46.4%	$267.7	45.9%
Restructuring charges	( A )	(1.8)	(0.3)%	(1.1)	(0.2)%
Amortization of purchased intangible assets	( B )	(16.2)	(2.8)%	(18.2)	(3.1)%
Stock-based compensation	( C )	(12.7)	(2.2)%	(11.6)	(2.0)%
Acquisition / divestiture items	( D )	(1.6)	(0.3)%	(2.8)	(0.5)%
Executive transition costs	( E )	(0.9)	(0.1)%	—	—%
Non-GAAP operating expenses:		$237.5	40.7%	$234.0	40.1%
OPERATING INCOME:
GAAP operating income:		$29.9	5.1%	$39.5	6.8%
Restructuring charges	( A )	2.1	0.4%	1.3	0.2%
Amortization of purchased intangible assets	( B )	40.3	6.8%	40.7	7.0%
Stock-based compensation	( C )	13.7	2.4%	12.5	2.1%
Acquisition / divestiture items	( D )	1.6	0.3%	2.8	0.5%
Executive transition costs	( E )	0.9	0.1%	—	—%
Non-GAAP operating income:		$88.5	15.1%	$96.8	16.6%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$(0.5)		$4.7
Acquisition / divestiture items	( D )	(3.1)		(5.8)
Debt issuance cost write-off	( F )	—		(0.1)
Non-GAAP non-operating income (expense), net:		$(3.6)		$(1.2)

			GAAP and Non-GAAP Tax Rate %	( I )	GAAP and Non-GAAP Tax Rate %	( I )
INCOME TAX PROVISION:

GAAP income tax provision:		$9.7	33%	$10.2	23%
Non-GAAP items tax effected:	( G )	18.3		11.8
Difference in GAAP and Non-GAAP tax rate	( H )	(7.5)		1.0
Non-GAAP income tax provision:		$20.5	24%	$23.0	24%
NET INCOME:
GAAP net income attributable to Trimble Navigation Limited		$19.8		$34.1
Restructuring charges	( A )	2.1		1.3
Amortization of purchased intangible assets	( B )	40.3		40.7
Stock-based compensation	( C )	13.7		12.5
Acquisition / divestiture items	( D )	(1.5)		(3.0)
Executive transition costs	( E )	0.9		—
Debt issuance cost write-off	( F )	—		(0.1)
Non-GAAP tax adjustments	( G ) + ( H )	(10.8)		(12.8)
Non-GAAP net income attributable to Trimble Navigation Limited		$64.5		$72.7

DILUTED EARNINGS PER SHARE:
GAAP diluted earnings per share attributable to Trimble Navigation Limited		$0.08		$0.13
Restructuring charges	( A )	0.01		—
Amortization of purchased intangible assets	( B )	0.16		0.16
Stock-based compensation	( C )	0.05		0.05
Acquisition / divestiture items	( D )	(0.01)		(0.01)
Executive transition costs	( E )	—		—
Debt issuance cost write-off	( F )	—		—
Non-GAAP tax adjustments	( G ) + ( H )	(0.04)		(0.05)
Non-GAAP diluted earnings per share attributable to Trimble Navigation Limited		$0.25		$0.28

A.
Restructuring costs. Included in our GAAP presentation of cost of sales and operating expenses, restructuring costs recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings. We exclude restructuring costs from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance. We have incurred restructuring expense in each of the periods presented. However the amount incurred can vary significantly based on whether a restructuring has occurred in the period and the timing of headcount reductions.

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

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the first quarter of fiscal 2016 and 2015, stock-based compensation was allocated as follows:

	First Quarter of
(Dollars in millions)	2016	2015
Cost of sales	$1.0	$0.9
Research and development	2.3	2.2
Sales and Marketing	2.0	2.3
General and administrative	8.4	7.1
	$13.7	$12.5

D.
Acquisition / divestiture items. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence and integration costs, as well as adjustments to the fair value of our earn-out liabilities. Included in our GAAP presentation of non-operating income (expense), net, acquisition / divestiture items includes unusual acquisition, investment, or divestiture gains/losses. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

E.
Executive transition costs. Included in our GAAP presentation of operating expenses are amounts paid to the Company's former CFO upon his departure under the terms of his executive severance agreement. We excluded these payments from our non-GAAP measures because they represent non-recurring expenses and are not indicative of our ongoing operating expenses. We further believe that excluding the executive transition costs from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.

F.
Debt issuance cost write-off. Included in our GAAP non-operating income (expense), net is the write-off of debt issuance costs for terminated and/or modified credit facilities and costs associated with the issuance of new credit facilities and Senior Notes in fiscal 2014 that were not capitalized as debt issuance costs. We excluded the debt issuance cost write-off from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-operating income to facilitate a more meaningful evaluation of our non-operating income trends.

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

Non-GAAP Operating Income
Non-GAAP operating income decreased by $8.3 million for the first quarter of fiscal 2016, as compared to the corresponding period in fiscal 2015. Non-GAAP operating income as a percentage of total revenue was 15.1% for the first quarter of fiscal 2016, as compared to 16.6% for the corresponding period in fiscal 2015. The Non-GAAP operating income and Non-GAAP operating income percentage for the first quarter of fiscal 2016 decreased primarily due to revenue declines in Field Solutions and Advanced Devices and the impact of product mix and growth investments in Mobile Solutions.

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
Market Interest Rate Risk
There have been no significant changes to our market interest rate risk assessment. Refer to our 2015 Annual Report on Form 10-K on page 52.
Foreign Currency Exchange Rate Risk
We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the first quarter of fiscal 2016, revenue was negatively impacted by foreign currency exchange rates by $7.0 million or 1% and the impact on operating income was immaterial.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Swiss Franc, Euro, British pound and New Zealand and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the first quarter of fiscal 2016 and fiscal year end 2015 are summarized as follows (in millions):

	First Quarter of Fiscal 2016		Fiscal Year End 2015
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(83.6)	$0.8	$(86.5)	$1.3
Sold	$105.2	$(1.0)	$88.1	$(0.5)

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On September 2, 2011 Research Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage

against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment notwithstanding the Verdict, and on March 18, 2015, the Court awarded the Company a portion of its incurred attorneys’ fees and costs, and entered judgment in the Company’s favor in the amount of $0.6 million.  The judgment also provides that the plaintiff take nothing on its claims.  On April 17, 2015, the plaintiff filed a Notice of Appeal to the Alaska Supreme Court. The parties have completed all appellate briefing, and oral arguments were heard before the Alaska Supreme Court on February 24, 2016. A decision by the Alaska Supreme Court has not been made.

On March 12, 2015, Rachel Thompson filed a putative class action complaint in California Superior Court against the Company, the members of its Board of Directors, and JP Morgan Chase Bank.  The suit alleges that the Company’s Board of Directors breached their fiduciary obligations to the Company’s shareholders by entering into a credit agreement with JP Morgan Chase Bank that contains certain change of control provisions that plaintiff contends are disadvantageous to shareholders.  The complaint seeks declaratory relief, injunctive relief, and costs of the action but does not seek monetary damages.  The parties have reached a proposed settlement, which would modify one provision of the credit agreement and permit the named plaintiff to seek recovery of attorney’s fees.  By order filed February 1, 2016, the Court granted preliminary approval of the proposed settlement, ordered that notice be provided to shareholders, and scheduled a hearing on June 10, 2016 to consider any objections to the settlement.

From time to time, we are also involved in litigation arising out of the ordinary course of our business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries' property is subject.
ITEM 1A. RISK FACTORS
A description of factors that could materially affect our business, financial condition, or operating results is included under “Risk and Uncertainties” in Item 1A of Part I of our 2015 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes to the risk factor disclosure since our 2015 Annual Report on Form 10-K. The risk factors described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table provides information relating to our purchases of equity securities for the first quarter of fiscal 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

January 2, 2016 – February 5, 2016	—	$—	—	$249,922,586	(1)
February 6, 2016 – March 4, 2016	52,553	$21.11	52,553	$248,813,054
March 5, 2016 – April 1, 2016	450,397	$24.68	450,397	$237,698,813
Total	502,950		502,950

(1) In August 2015, the Company’s Board of Directors approved a stock repurchase program (2015 Stock Repurchase Program), authorizing the Company to repurchase up to $400.0 million of Trimble’s common stock. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without public notice.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6. EXHIBITS
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Robert G. Painter
Robert G. Painter
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: May 9, 2016

EXHIBIT INDEX
.

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 2, 2016. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1
First Amendment dated as of February 26, 2016 to the Five-Year Credit Agreement dated November 24, 2014 among the Company, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (8)

10.2	Settlement Agreement and Release by and between Francois Delepine and the Company dated as of March 14, 2016. (8)

10.3	Letter agreement for consulting services by and between Francois Delepine and the Company dated as of March 14, 2016. (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 9, 2016. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 9, 2016. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2016. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2016. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed March 22, 2016.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Furnished or filed herewith.