Form 10-Q
period 2016-07-01
TRIMBLE NAVIGATION LTD /CA/
filed 2016-08-10
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 1, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2016, there were 249,174,915 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended July 1, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Second Quarter of	Fiscal Year End
As of	2016	2015
(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$231.9	$116.0
Accounts receivable, net	377.5	361.9
Other receivables	36.1	14.9
Inventories	241.7	261.1
Other current assets	49.6	44.5
Total current assets	936.8	798.4
Property and equipment, net	152.0	159.2
Goodwill	2,107.9	2,106.4
Other purchased intangible assets, net	408.9	487.1
Other non-current assets	146.0	129.6
Total assets	$3,751.6	$3,680.7
LIABILITIES
Current liabilities:
Short-term debt	$130.3	$118.3
Accounts payable	106.7	99.8
Accrued compensation and benefits	101.3	98.9
Deferred revenue	280.5	234.6
Accrued warranty expense	17.8	18.5
Other current liabilities	84.4	90.8
Total current liabilities	721.0	660.9
Long-term debt	594.7	611.4
Non-current deferred revenue	34.7	29.6
Deferred income taxes liabilities	48.1	51.7
Other non-current liabilities	108.4	106.5
Total liabilities	1,506.9	1,460.1
Commitments and contingencies (Note 12)
EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3.0 shares authorized; none outstanding	—	—
Common stock, no par value; 360.0 shares authorized; 249.2 and 250.7 shares issued and outstanding as of the end of the second quarter of fiscal 2016 and fiscal year end 2015, respectively	1,276.4	1,238.3
Retained earnings	1,128.1	1,148.2
Accumulated other comprehensive loss	(159.7)	(166.8)
Total Trimble Navigation Limited shareholders’ equity	2,244.8	2,219.7
Noncontrolling interests	(0.1)	0.9
Total shareholders' equity	2,244.7	2,220.6
Total liabilities and shareholders’ equity	$3,751.6	$3,680.7
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
(In millions, except per share amounts)	2016	2015	2016	2015
Revenue:
Product	$407.0	$394.6	$800.6	$795.2
Service	109.7	105.7	211.3	206.6
Subscription	92.9	85.5	180.7	166.6
Total revenue	609.6	585.8	1,192.6	1,168.4
Cost of sales:
Product	199.4	190.8	389.4	378.5
Service	44.0	42.2	85.6	83.6
Subscription	26.6	25.9	53.3	49.7
Amortization of purchased intangible assets	24.0	23.0	48.1	45.5
Total cost of sales	294.0	281.9	576.4	557.3
Gross margin	315.6	303.9	616.2	611.1
Operating expense:
Research and development	92.0	84.5	179.7	171.7
Sales and marketing	97.4	96.2	194.1	192.7
General and administrative	65.6	64.2	133.9	128.9
Restructuring charges	4.5	5.2	6.3	6.3
Amortization of purchased intangible assets	15.6	17.8	31.8	36.0
Total operating expense	275.1	267.9	545.8	535.6
Operating income	40.5	36.0	70.4	75.5
Non-operating income (expense), net:
Interest expense	(6.6)	(6.3)	(13.2)	(12.7)
Foreign currency transaction gain (loss), net	(1.5)	—	(1.6)	1.1
Income from equity method investments, net	5.8	6.4	8.7	9.4
Other income (expense), net	0.1	(0.3)	3.4	6.7
Total non-operating income (expense), net	(2.2)	(0.2)	(2.7)	4.5
Income before taxes	38.3	35.8	67.7	80.0
Income tax provision	2.7	10.0	12.4	20.2
Net income	35.6	25.8	55.3	59.8
Less: Net loss attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)	(0.2)
Net income attributable to Trimble Navigation Limited:	$35.7	$25.9	$55.5	$60.0
Basic earnings per share	$0.14	$0.10	$0.22	$0.23
Shares used in calculating basic earnings per share	250.5	258.4	250.8	258.9
Diluted earnings per share	$0.14	$0.10	$0.22	$0.23
Shares used in calculating diluted earnings per share	253.7	261.4	253.9	261.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
	2016	2015	2016	2015
(In millions)
Net income	$35.6	$25.8	$55.3	$59.8
Foreign currency translation adjustments, net of tax	(21.1)	15.1	7.1	(55.2)
Net unrealized actuarial gain (loss), net of tax	0.1	(0.1)	—	—
Comprehensive income	14.6	40.8	62.4	4.6
Less: Comprehensive loss attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)	(0.2)
Comprehensive income attributable to Trimble Navigation Limited	$14.7	$40.9	$62.6	$4.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Two Quarters of
(In millions)	2016	2015
Cash flows from operating activities:
Net income	$55.3	$59.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	18.8	17.9
Amortization expense	79.9	81.5
Provision for doubtful accounts	2.4	1.2
Deferred income taxes	0.5	(0.8)
Stock-based compensation	26.7	24.5
Income from equity method investments	(8.7)	(9.4)
Divestitures gain, net	(2.7)	(5.6)
Excess tax benefit for stock-based compensation	(3.1)	(0.9)
Provision for excess and obsolete inventories	8.8	2.0
Other non-cash items	3.0	10.0
Decrease (increase) in assets:
Accounts receivable	(18.2)	1.3
Other receivables	(1.5)	3.7
Inventories	11.2	(11.8)
Other current and non-current assets	(7.8)	(8.3)
Increase (decrease) in liabilities:
Accounts payable	6.4	6.1
Accrued compensation and benefits	2.2	(0.8)
Deferred revenue	53.8	49.5
Accrued warranty	(0.7)	(1.4)
Other liabilities	(33.8)	(14.5)
Net cash provided by operating activities	192.5	204.0
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(20.0)	(59.1)
Acquisitions of property and equipment	(12.2)	(26.5)
Purchases of equity method investments	(1.5)	(2.8)
Net proceeds from sale of businesses	10.7	12.6
Dividends received from equity method investments	10.7	7.7
Other	(0.3)	0.4
Net cash used in investing activities	(12.6)	(67.7)
Cash flows from financing activities:
Issuances of common stock, net of tax withholdings	25.0	16.0
Repurchase and retirement of common stock	(88.3)	(73.0)
Excess tax benefit for stock-based compensation	3.1	0.9
Proceeds from debt and revolving credit lines	202.0	220.0
Payments on debt and revolving credit lines	(207.0)	(312.1)
Net cash used in financing activities	(65.2)	(148.2)
Effect of exchange rate changes on cash and cash equivalents	1.2	(7.1)
Net increase (decrease) in cash and cash equivalents	115.9	(19.0)
Cash and cash equivalents, beginning of period	116.0	148.0
Cash and cash equivalents, end of period	$231.9	$129.0

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
NOTE 1. OVERVIEW AND BASIS OF PRESENTATION
Trimble Navigation Limited (Trimble or the Company) began operations in 1978 and incorporated in California in 1981. In May 2016, reincorporation of the Company from California to Delaware was approved by the shareholders. As of the date of this filing, the Company has not yet effected the reincorporation.
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
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2015 was January 1, 2016. The second quarter of fiscal 2016 and 2015 ended on July 1, 2016 and July 3, 2015, respectively. Both fiscal 2016 and 2015 are 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The accompanying financial data as of the end of the second quarter of fiscal 2016 and for the second quarter and the first two quarters of fiscal 2016 and 2015 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2015 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2015. The following discussion should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary have been made to present a fair statement of results for the interim periods presented. The results of operations for the second quarter and the first two quarters of fiscal 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.
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

The Company evaluated the impact of the error, both quantitatively and qualitatively, and concluded that the differences were not material individually or in the aggregate to any of the prior reporting periods. The impact had no effect on net income or cash flows, but in light of the significance of the cumulative amount of the error on comprehensive income for the third quarter and the full fiscal year 2015, the Company revised previously issued financial information, including the second quarter and the first two quarters of fiscal 2015 contained in this Quarterly Report on Form 10-Q, to correct for the foreign currency translation figures. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further information.
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting polices during the first two quarters of fiscal 2016 from those disclosed in the Company’s most recent Form 10-K.
Recent Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that replaces the current revenue recognition guidance under U.S. GAAP. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since the issuance of the revised standard, the FASB has issued several updates to the guidance for which the Company is monitoring and reviewing in contemplation of adoption. The effective date for the Company under the new standard will be the beginning of fiscal 2018, with early adoption permitted as of fiscal 2017.  Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard.  The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.
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

In June 2016, the FASB issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented based on the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The new standard is effective for the Company beginning in fiscal 2020. Early adoption for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.

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
During the first two quarters of fiscal 2015, the Company repurchased approximately 2.9 million shares of common stock in open market purchases, at an average price of $24.74 per share, for a total of $73.0 million under the 2014 Stock Repurchase Program.
During the first two quarters of fiscal 2016, the Company repurchased approximately 3.8 million shares of common stock in open market purchases, at an average price of $24.21 per share, for a total of $92.2 million under the 2015 Stock Repurchase Program.
Stock repurchases are reflected as a decrease to common stock based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase is charged to retained earnings. As a result of the 2016 repurchases, retained earnings was reduced by $72.9 million in the first two quarters of fiscal 2016. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under the programs have been canceled.
At the end of the first two quarters of fiscal 2016, the 2015 Stock Repurchase Program had remaining authorized funds of $157.7 million. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.
Stock-Based Compensation Expense

Stock compensation expense is recognized based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures.
The following table summarizes stock-based compensation expense for the second quarter and first two quarters of fiscal 2016 and 2015.

	Second Quarter of		First Two Quarters of
	2016	2015	2016	2015
(Dollars in millions)
Cost of sales	$0.9	$1.0	$1.9	$1.9
Research and development	2.4	2.1	4.7	4.3
Sales and marketing	2.2	2.2	4.2	4.5
General and administrative	7.5	6.7	15.9	13.8
Total operating expense	12.1	11.0	24.8	22.6
Total stock-based compensation expense	$13.0	$12.0	$26.7	$24.5
NOTE 4. BUSINESS COMBINATIONS
During the first two quarters of fiscal 2016, the Company acquired three businesses, with total cash consideration of $13.6 million, all in its Engineering and Construction segment. The Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition. The acquisitions were not significant individually or in the aggregate. The largest acquisition was a cloud-based software developer for the design of sustainable and high-performance buildings, based in London and New York. In the aggregate, the businesses acquired during the first two quarters of fiscal 2016 contributed less than one percent to the Company's total revenue during the first two quarters of fiscal 2016.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in the last two quarters of fiscal 2015 and the first two quarters of fiscal 2016, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to the acquisitions, along with the changes in the fair value of the contingent consideration liabilities, of $0.9 million and $2.5 million for the second quarter and the first two quarters of fiscal 2016, respectively, and $2.8 million and $5.6 million for the corresponding periods of fiscal 2015, respectively, were expensed as incurred and were included in General and administrative expense in the Condensed Consolidated Statements of Income.
The following table summarizes the Company’s business combinations completed during the first two quarters of fiscal 2016.

First Two Quarters of
2016
(Dollars in millions)
Fair value of total purchase consideration	$13.6
Less fair value of net assets acquired:
Net tangible liabilities assumed	(1.9)
Identifiable intangible assets	6.5
Goodwill	$9.0

Intangible Assets
The following table presents details of the Company’s total intangible assets:

As of	Second Quarter of Fiscal 2016			Fiscal Year End 2015
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$812.4	$(592.2)	$220.2	$802.1	$(536.0)	$266.1
Trade names and trademarks	51.4	(41.3)	10.1	52.8	(39.8)	13.0
Customer relationships	446.6	(277.7)	168.9	448.1	(258.0)	190.1
Distribution rights and other intellectual properties	65.5	(55.8)	9.7	78.6	(60.7)	17.9
	$1,375.9	$(967.0)	$408.9	$1,381.6	$(894.5)	$487.1
The estimated future amortization expense of purchased intangible assets as of the end of the second quarter of fiscal 2016 was as follows:

(Dollars in millions)
2016 (Remaining)	$72.4
2017	128.8
2018	100.6
2019	59.6
2020	31.4
Thereafter	16.1
Total	$408.9
Goodwill
The changes in the carrying amount of goodwill by segment for the first two quarters of fiscal 2016 were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
Balance as of fiscal year end 2015	$1,140.1	$125.7	$820.7	$19.9	$2,106.4
Additions due to acquisitions and current year acquisitions' purchase price adjustments	9.0	—	—	—	9.0
Purchase price adjustments - prior years' acquisitions	(2.2)	0.1	0.1	—	(2.0)
Foreign currency translation adjustments	(1.6)	0.6	1.4	0.7	1.1
Divestitures	—	—	(6.6)	—	(6.6)
Balance as of the end of the second quarter of fiscal 2016	$1,145.3	$126.4	$815.6	$20.6	$2,107.9
In the first two quarters of 2016, the Company sold the Omega Group assets and Advanced Public Safety (APS) business. Both businesses provide software solutions for public safety agencies and were part of the Company’s Mobile Solutions segment. The sales resulted in a $4.9 million gain in the first two quarters of fiscal 2016, and that is included in Other income, net on the Company's Condensed Consolidated Statements of Income.

NOTE 5. INVENTORIES
Inventories consisted of the following:

	Second Quarter of	Fiscal Year End
As of	2016	2015
(Dollars in millions)
Raw materials	$93.3	$107.5
Work-in-process	7.7	5.9
Finished goods	140.7	147.7
Total inventories	$241.7	$261.1
Finished goods includes $16.4 million as of the end of the second quarter of fiscal 2016 and $14.6 million as of fiscal year end 2015 for costs that have been deferred in connection with deferred revenue arrangements.
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

•
Advanced Devices: The various operations that comprise this segment are aggregated on the basis that these operations do not exceed 10% of the Company’s total revenue, operating income or assets. This segment is comprised of the Embedded Technologies, Timing, Applanix, Military and Advanced Systems and ThingMagic businesses.

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

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
Second Quarter of Fiscal 2016
Revenue	$351.2	$87.1	$138.1	$33.2	$609.6
Operating income	61.8	25.5	18.9	11.5	117.7
Depreciation expense	3.8	0.3	1.3	0.2	5.6
Second Quarter of Fiscal 2015
Revenue	$338.5	$87.1	$128.3	$31.9	$585.8
Operating income	60.5	24.9	18.9	11.1	115.4
Depreciation expense	3.5	0.3	1.3	0.2	5.3
First Two Quarters of Fiscal 2016
Segment revenue	$661.0	$193.1	$274.4	$64.1	$1,192.6
Operating income	105.9	59.4	37.8	21.8	224.9
Depreciation expense	7.2	0.6	2.7	0.3	10.8
First Two Quarters of Fiscal 2015
Segment revenue	$637.8	$202.4	$256.5	$71.7	$1,168.4
Operating income	97.5	65.5	39.4	26.3	228.7
Depreciation expense	7.1	0.6	2.6	0.3	10.6
As of the Second Quarter of Fiscal 2016
Accounts receivable	$227.6	$60.6	$68.7	$20.6	$377.5
Inventories	159.5	37.2	27.9	17.1	241.7
Goodwill	1,145.3	126.4	815.6	20.6	2,107.9
As of Fiscal Year End 2015
Accounts receivable	$215.9	$57.1	$69.6	$19.3	$361.9
Inventories	178.0	36.0	30.4	16.7	261.1
Goodwill	1,140.1	125.7	820.7	19.9	2,106.4
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Second Quarter of		First Two Quarters of
	2016	2015	2016	2015
(Dollars in millions)
Consolidated segment operating income	$117.7	$115.4	$224.9	$228.7
Unallocated corporate expense	(19.7)	(21.1)	(40.9)	(40.4)
Restructuring charges	(4.9)	(5.5)	(7.0)	(6.8)
Stock-based compensation	(13.0)	(12.0)	(26.7)	(24.5)
Amortization of purchased intangible assets	(39.6)	(40.8)	(79.9)	(81.5)
Consolidated operating income	40.5	36.0	70.4	75.5
Non-operating income (expense), net:	(2.2)	(0.2)	(2.7)	4.5
Consolidated income before taxes	$38.3	$35.8	$67.7	$80.0
Unallocated corporate expense includes general corporate expense, acquisition costs and executive transition costs.

NOTE 7. DEBT
Debt consisted of the following:

	Second Quarter of	Fiscal Year End
As of	2016	2015
(Dollars in millions)
Notes:
Principal amount	$400.0	$400.0
Unamortized discount on Notes	(2.7)	(2.8)
Debt issuance costs	(2.5)	(2.7)
Credit Facilities:
2014 Credit Facility	199.0	216.0
Uncommitted facilities	130.0	118.0
Promissory notes and other debt	1.2	1.2
Total debt	725.0	729.7
Less: Short-term debt	130.3	118.3
Long-term debt	$594.7	$611.4
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
Credit Facilities
2014 Credit Facility
In November 2014, the Company entered into a five-year credit agreement with a group of lenders, which provides for an unsecured revolving loan facility of $1.0 billion (2014 Credit Facility). Under the 2014 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. The interest rate on the non-current debt outstanding under the 2014 Credit Facility was 1.70% and 1.46% at the end of the second quarter of fiscal 2016 and fiscal year end 2015, respectively, and is payable on a quarterly basis. Amounts not borrowed under the revolving facility will be subject to a commitment fee.
The outstanding balance of $199.0 million as of the end of the second quarter of fiscal 2016 and $216.0 million at the end of fiscal 2015 are classified as long-term debt in the Condensed Consolidated Balance Sheet. Unamortized debt issuance costs associated with the 2014 Credit Facility are presented as assets in the Condensed Consolidated Balance sheet and are being amortized to interest expense using the effective interest rate method over the term of the 2014 Credit Facility.
In February 2016, the Company entered into a first amendment to the 2014 Credit Facility to facilitate the Company's proposed reincorporation from California to Delaware and to effect other non-financial terms.
The Company was in compliance with all covenants pertaining to the 2014 Credit Facility at the end of the second quarter of fiscal 2016.
Uncommitted Facilities
The Company also has two $75 million revolving credit facilities which are uncommitted (Uncommitted Facilities). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The $130.0 million outstanding at the end of the second quarter of fiscal 2016 and the $118.0 million outstanding at the end of fiscal 2015 under the Uncommitted Facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 1.38% at the end of the second quarter of fiscal 2016 and 1.37% the end of fiscal 2015.
Promissory Notes and Other Debt
At both the end of the second quarter of fiscal 2016 and the end of fiscal 2015, the Company had promissory notes and other notes payable totaling approximately $1.2 million, of which both $0.9 million was classified as long-term in the Condensed Consolidated Balance Sheet.
Debt Maturities
At the end of the second quarter of fiscal 2016, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2016 (Remaining)	$130.3
2017	0.3
2018	0.2
2019	199.1
2020	0.1
Thereafter	400.2
Total	$730.2

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

	Fair Values as of the end of the Second Quarter of Fiscal 2016				Fair Values as of Fiscal Year End 2015
(Dollars in millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	$21.6	$—	$—	$21.6	$21.1	$—	$—	$21.1
Derivative assets (2)	—	0.4	—	0.4	—	2.9	—	2.9
Contingent consideration assets (3)	—	—	7.0	7.0	—	—	7.0	7.0
Total	$21.6	$0.4	$7.0	$29.0	$21.1	$2.9	$7.0	$31.0
Liabilities
Deferred compensation plan liabilities (1)	$21.6	$—	$—	$21.6	$21.1	$—	$—	$21.1
Derivative liabilities (2)	—	0.4	—	0.4	—	2.1	—	2.1
Contingent consideration liabilities (4)	—	—	4.6	4.6	—	—	6.6	6.6
Total	$21.6	$0.4	$4.6	$26.6	$21.1	$2.1	$6.6	$29.8

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

(4)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payment under the arrangements is $18.1 million at the end of the second quarter of fiscal 2016, based on estimated future revenues, gross margins or other milestones. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	Second Quarter of Fiscal 2016		Fiscal Year End 2015
(Dollars in millions)
Assets:
Cash and cash equivalents	$231.9	$231.9	$116.0	$116.0
Liabilities:
Notes	$400.0	$419.8	$400.0	$399.9
2014 Credit Facility	199.0	199.0	216.0	216.0
Uncommitted facilities	130.0	130.0	118.0	118.0
Promissory notes and other debt	1.2	1.2	1.2	1.2
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
Changes in the Company’s product warranty liability during the first two quarters of fiscal 2016 are as follows:

(Dollars in millions)
Balance as of fiscal year end 2015	$18.5
Accruals for warranties issued	8.5
Changes in estimates	1.7
Warranty settlements (in cash or in kind)	(10.9)
Balance as of the end of the second quarter of fiscal 2016	$17.8
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
The following table shows the computation of basic and diluted earnings per share:

	Second Quarter of		First Two Quarters of
	2016	2015	2016	2015
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Limited	$35.7	$25.9	$55.5	$60.0
Denominator:
Weighted-average shares outstanding	250.5	258.4	250.8	258.9
Effect of dilutive securities	3.2	3.0	3.1	3.0
Weighted-average dilutive shares outstanding	253.7	261.4	253.9	261.9
Basic earnings per share	$0.14	$0.10	$0.22	$0.23
Diluted earnings per share	$0.14	$0.10	$0.22	$0.23
For the second quarter of fiscal 2016 and 2015, the Company excluded 4.5 million and 5.6 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive. For the first two quarters of fiscal 2016 and 2015, the Company excluded 4.8 million and 5.6 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive.

NOTE 11. INCOME TAXES
For the second quarter of fiscal 2016, the Company’s effective income tax rate was 7%, as compared to 28% in the corresponding period in fiscal 2015. The tax rate decrease in the second quarter of fiscal 2016 was primarily due to a one time discrete tax benefit from the APS divestiture. For the first two quarters of fiscal 2016, the Company's effective income tax rate, after discrete items, was 18% as compared to 25% in the corresponding period in fiscal 2015. The decrease in the tax rate was primarily due to a one time discrete tax benefit from the APS divestiture in the second quarter of 2016.
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
Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits within the next twelve months. The unrecognized tax benefits of $57.5 million and $52.7 million as of the end of the second quarter of fiscal 2016 and fiscal year end 2015, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company's unrecognized tax benefit liabilities include interest and penalties as of the end of the second quarter of fiscal 2016 and fiscal year end 2015, of $8.0 million and $6.7 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Leases and Other Commitments
The estimated future minimum operating lease commitments as of the end of the second quarter of fiscal 2016 are as follows (in millions):

2016 (Remaining)	$16.4
2017	27.8
2018	20.9
2019	16.5
2020	12.7
Thereafter	33.6
Total	$127.9
As of the end of the second quarter of fiscal 2016, the Company had unconditional purchase obligations of approximately $149.2 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.
Litigation
On September 2, 2011, Recreational Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment notwithstanding the Verdict, and on March 18, 2015, the Court awarded the Company a portion of its incurred attorneys’ fees and costs, and entered Final Judgment in the Company’s favor in the amount of $0.6 million.  The Final Judgment also provides that the plaintiff take nothing on its claims.  On April 17, 2015, the plaintiff filed a Notice of Appeal to the Alaska Supreme Court. The parties have completed all appellate briefing, and oral arguments were heard before the Alaska Supreme Court on February 24, 2016. A decision by the Alaska Supreme Court has not been made.
On March 12, 2015, Rachel Thompson filed a putative class action complaint in California Superior Court against the Company, the members of its Board of Directors, and JP Morgan Chase Bank.  The suit alleged that the Company’s Board of Directors breached their fiduciary obligations to the Company’s shareholders by entering into a credit agreement with JP Morgan Chase Bank that contains certain change of control provisions that plaintiff contends are disadvantageous to shareholders.  The complaint sought declaratory relief, injunctive relief, and costs of the action but did not seek monetary damages. By order filed February 1, 2016, the Court granted preliminary approval of a proposed settlement reached by the parties, which would modify one provision of the credit agreement and permit the named plaintiff to seek recovery of attorney’s fees. The Court also ordered that notice be provided to shareholders, and scheduled a hearing on June 10, 2016 to consider any objections to the settlement. On June 10, 2016, without any objections, the Court issued a final order and judgment granting approval of the proposed settlement, and awarded plaintiffs $250,000 in fees and costs as agreed to by the parties.
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

The Company evaluated the impact of the error, both quantitatively and qualitatively, and concluded that the differences were not material individually or in the aggregate to any of the prior reporting periods. The impact had no effect on net income or cash flows, but in light of the significance of the cumulative amount of the error on comprehensive income for the third quarter and full fiscal year 2015, the Company revised previously issued financial information, including the second quarter of fiscal 2015 contained in this Quarterly Report on Form 10-Q, to correct for the foreign currency translation figures.

The following table presents the impact of these corrections in the Condensed Consolidated Statements of Comprehensive Income for the second quarter and the first two quarters of 2015 (in millions):

	Second Quarter of 2015			First Two Quarters of 2015
Consolidated Statements of Comprehensive Income	As previously		As	As previously		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised

Net income	$25.8	$—	$25.8	$59.8	$—	$59.8
Foreign currency translation adjustments	19.7	(4.6)	15.1	(47.5)	(7.7)	(55.2)
Net unrealized actuarial gain	(0.1)	—	(0.1)	—	—	—
Comprehensive income	45.4	(4.6)	40.8	12.3	(7.7)	4.6
Less: Comprehensive loss attributable to noncontrolling interests	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Comprehensive income attributable to Trimble Navigation Limited	$45.5	$(4.6)	$40.9	$12.5	$(7.7)	$4.8

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Management believes that there have been no significant changes during the second quarter of fiscal 2016 to the items that we disclosed as our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements, see Note 2 to our Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

EXECUTIVE LEVEL OVERVIEW
Trimble began operations in 1978 and incorporated in California in 1981. In May 2016, reincorporation of the Company from California to Delaware was approved by our shareholders. As of the date of this filing, we have not yet effected the reincorporation.
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
Trimble focuses on integrating its broad technological and application capabilities to create vertically-focused, system-level solutions that transform how work is done within the industries we serve. The integration of sensors, software, connectivity, and information in our portfolio gives us the unique ability to provide an information model specific to the customer’s workflow. For example, in construction, our strategy is centered on the concept of a "constructible model" which is at the center of our "Connected Construction Site" solutions which provide real-time, connected, and cohesive information environments for the design, build, and operational phases of projects. In agriculture, we continue to develop “Connected Farm” solutions to optimize operations across the agriculture workflow. In transportation and logistics, our “Connected Fleet” solutions provide transportation companies with tools to enhance fuel efficiency, safety, and transparency through connected vehicles and fleets across the enterprise.
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

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have over time redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D and acquisitions. We have been spending an average of 13% to 15% of revenue over the past several years on R&D and currently have over 1,100 unique patents. We intend to continue to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for opportunities where the need for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

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

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in 43 countries and distribution channels in over 100 countries. In the second quarter of fiscal 2016, 51% of our sales were to customers located in countries outside of the U.S.

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

For the second quarter of 2016, revenue increased by $23.8 million as compared to the second quarter of 2015. By geography, performance in the second quarter was mixed. Asia and Europe were up, North America was flat and the rest of the world was down year over year. Within the quarter, we continued to experience a shift in revenue towards a more significant mix of software, recurring revenue, and services, driven both by organic growth and acquisitions.
During the first two quarters of fiscal 2016, we acquired three businesses, with total cash consideration of $13.6 million, all in our Engineering and Construction segment. The largest acquisition was a cloud-based software developer for the design of sustainable and high-performance buildings, based in London and New York. Our Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition.
In addition, during the first two quarters of 2016, we sold the Omega Group assets and Advanced Public Safety (APS) business for total cash consideration of $12.0 million. Both divested businesses provide software solutions for public safety agencies and were part of our Mobile Solutions segment. Our Condensed Consolidated Statements of Income exclude the operating results of the businesses from the dates of divestiture.
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

	Second Quarter of		First Two Quarters of
	2016	2015	2016	2015
(Dollars in millions)
Revenue:
Product	$407.0	$394.6	$800.6	$795.2
Service	109.7	105.7	211.3	206.6
Subscription	92.9	85.5	180.7	166.6
Total revenue	$609.6	$585.8	1,192.6	1,168.4
Gross margin	$315.6	$303.9	$616.2	$611.1
Gross margin %	51.8%	51.9%	51.7%	52.3%
Operating income	$40.5	$36.0	$70.4	$75.5
Operating income %	6.6%	6.1%	5.9%	6.5%
Revenue
In the second quarter of fiscal 2016, total revenue increased $23.8 million or 4% as compared to the second quarter of fiscal 2015. Product revenue increased $12.4 million or 3%, service revenue increased $4.0 million or 4%, and subscription revenue increased $7.4 million or 9%. In the first two quarters of fiscal 2016, total revenue increased $24.2 million or 2%, as compared to the first two quarters of fiscal 2015. Of this increase, product revenue increased $5.4 million or 1%, service revenue increased $4.7 million or 2%, and subscription revenue increased $14.1 million or 8%. The product revenue increase was primarily due to organic growth in Engineering and Construction and Mobile Solutions, partially offset by a decrease within Field Solutions. Service and subscription increases were primarily due to organic growth in Mobile Solutions and acquisition growth in Engineering and Construction, and to a lesser extent, acquisition growth in Field Solutions. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
On a segment basis, Engineering and Construction revenue for the second quarter of fiscal 2016 increased $12.7 million or 4%, Mobile Solutions increased $9.8 million or 8%, Advanced Devices increased $1.3 million or 4%, and Field Solutions was flat as compared to the second quarter of fiscal 2015. Engineering and Construction revenue for the first two quarters of fiscal 2016 increased $23.2 million or 4% and Mobile Solutions increased $17.9 million or 7%, partially offset by a decrease in Field Solutions of $9.3 million or 5% and Advanced Devices of $7.6 million or 11%, as compared to the corresponding period of fiscal 2015. The increase in Engineering and Construction revenue was primarily driven by civil engineering and construction and building construction organic growth as well as acquisition growth, partially offset by geospatial due to continued after effects of a negative oil and gas exploration market. Mobile Solutions revenue increased due to continued growth in the transportation and logistics market. Field Solutions was relatively flat for the second quarter, but was down for the first two quarters due to softness in agriculture markets in the first quarter. Advanced Devices revenue was relatively flat for the second quarter, but was down for the first two quarters due to decreased OEM and end user demand in the first quarter as compared to prior year first quarter sales which were unusually high.
Gross Margin
Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin increased by $11.7 million and $5.1 million for the second quarter and first two quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015. Gross margin as a percentage of total revenue was 51.8% and 51.7% for the second quarter and first two quarters of fiscal 2016, respectively, as compared to 51.9% and 52.3% for the corresponding periods in fiscal 2015. The slight decrease was primarily attributable to geospatial product mix within Engineering and Construction and the effects on transportation and logistics hardware and subscription product mix of the roll out of a large customer sale within Mobile Solutions.
Operating Income

Operating income increased by $4.5 million for the second quarter and decreased by $5.1 million for the first two quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015. Operating income as a percentage of total revenue was 6.6% for the second quarter and 5.9% for the first two quarters of fiscal 2016, respectively, as compared to 6.1% and 6.5% for the corresponding periods in fiscal 2015.
Although revenue was up for the second quarter of fiscal 2016, as compared to the prior year, operating income and operating income percentage were up only slightly. Further, revenue was up for the first two quarters of fiscal 2016, as compared to the prior year, however operating income and operating income percentage decreased. The impacts to operating income for both the second quarter and first two quarters of fiscal 2016 were attributable to product mix in both Engineering and Construction and Mobile Solutions, as well as investments in growth opportunities for both segments. In addition, operating income for the first two quarters of fiscal 2016 was negatively impacted by a decrease in Field Solutions high margin product sales in the first quarter of 2016, as compared to the prior year period.
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
The following table is a summary of revenue and operating income by segment:

	Second Quarter of		First Two Quarters of
	2016	2015	2016	2015
(Dollars in millions)
Engineering and Construction
Revenue	$351.2	$338.5	$661.0	$637.8
Segment revenue as a percent of total revenue	58%	58%	56%	55%
Operating income	$61.8	$60.5	$105.9	$97.5
Operating income as a percent of segment revenue	18%	18%	16%	15%
Field Solutions
Revenue	$87.1	$87.1	$193.1	$202.4
Segment revenue as a percent of total revenue	14%	15%	16%	17%
Operating income	$25.5	$24.9	$59.4	$65.5
Operating income as a percent of segment revenue	29%	29%	31%	32%
Mobile Solutions
Revenue	$138.1	$128.3	$274.4	$256.5
Segment revenue as a percent of total revenue	23%	22%	23%	22%
Operating income	$18.9	$18.9	$37.8	39.4
Operating income as a percent of segment revenue	14%	15%	14%	15%
Advanced Devices
Revenue	$33.2	$31.9	$64.1	$71.7
Segment revenue as a percent of total revenue	5%	5%	5%	6%
Operating income	$11.5	$11.1	$21.8	$26.3
Operating income as a percent of segment revenue	35%	35%	34%	37%
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	Second Quarter of		First Two Quarters of
	2016	2015	2016	2015
(Dollars in millions)
Consolidated segment operating income	$117.7	$115.4	$224.9	$228.7
Unallocated corporate expense	(19.7)	(21.1)	(40.9)	(40.4)
Restructuring charges	(4.9)	(5.5)	(7.0)	(6.8)
Stock-based compensation	(13.0)	(12.0)	(26.7)	(24.5)
Amortization of purchased intangible assets	(39.6)	(40.8)	(79.9)	(81.5)
Consolidated operating income	40.5	36.0	70.4	75.5
Non-operating income (expense), net:	(2.2)	(0.2)	(2.7)	4.5
Consolidated income before taxes	$38.3	$35.8	$67.7	$80.0
Unallocated corporate expense includes general corporate expense, acquisition costs and executive transition costs.
Engineering and Construction
Engineering and Construction revenue increased by $12.7 million or 4% and $23.2 million or 4% for the second quarter and first two quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015. Segment operating income increased by $1.3 million or 2% and $8.4 million or 9% for the second quarter and first two quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015.
The revenue increase for the second quarter and first two quarters of fiscal 2016 was primarily driven by civil engineering and construction and building construction organic growth as well as acquisition growth, while geospatial was down with continued after effects of a negative oil and gas exploration market. Operating income increased due to stronger results in civil engineering and construction and building construction, partially offset by weaker geospatial results and growth related investments in the segment.
Field Solutions
Field Solutions revenue was flat for the second quarter of fiscal 2016 and decreased by $9.3 million or 5% for the first two quarters of fiscal 2016, as compared to the corresponding periods in fiscal 2015. Segment operating income increased by $0.6 million or 2% for the second quarter and decreased by $6.1 million or 9% for the first two quarters of fiscal 2016, as compared to the corresponding periods in fiscal 2015.
Field Solutions revenue was flat for the second quarter primarily due to consistent performance within our agriculture business with some assistance from acquisitions. Operating income was up slightly for the second quarter due to higher margin sales. Field Solutions revenue and operating income decreased for the first two quarters due to softness in the agriculture markets in the first quarter, which was partially offset by cost containment. The agriculture markets remain challenging and although our expectation is that our product sales will continue to improve, to the extent that negative trends continue, our revenue and operating income could be further impacted.
Mobile Solutions
Mobile Solutions revenue increased by $9.8 million or 8% and $17.9 million or 7% for the second quarter and first two quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015. Segment operating income was flat for the second quarter of fiscal 2016 and decreased by $1.6 million or 4% for first two quarters of fiscal 2016, as compared to the corresponding periods in fiscal 2015.
Mobile Solutions revenue increased for the second quarter and first two quarters of fiscal 2016 primarily due to continued organic growth in the transportation and logistics business, with strength expected throughout the year as a result of large customer wins. Although revenue was up, operating income was down for the first two quarters of fiscal 2016 primarily due to the impact of lower margin product mix and growth related investments in the segment. We expect that Mobile Solutions operating income will improve as a result of increased revenue and improved gross margin mix. However, both revenue and operating income could be negatively impacted to the extent that the deployment of these large customer shipments are delayed.
Advanced Devices
Advanced Devices revenue increased by $1.3 million or 4% for the second quarter of fiscal 2016 and decreased by $7.6 million or 11% for the first two quarters of fiscal 2016, as compared to the corresponding periods in fiscal 2015. Segment operating income increased by $0.4 million or 4% for the second quarter and decreased by $4.5 million or 17% for the first two quarters of fiscal 2016, as compared to the corresponding periods in fiscal 2015.
Advanced Devices revenue and operating income increased for the second quarter of fiscal 2016 primarily due to an increase in Timing due to strong Nokia sales and increased revenue in Military and Advanced Systems. Advanced Devices revenue and operating income decreased for the first two quarters of fiscal 2016 primarily due to weaker OEM and end user sales, as the prior period included unusually strong sales.
Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	Second Quarter of		First Two Quarters of
	2016	2015	2016	2015
(Dollars in millions)
Research and development	$92.0	$84.5	$179.7	$171.7
Percentage of revenue	15%	15%	15%	15%
Sales and marketing	$97.4	$96.2	$194.1	$192.7
Percentage of revenue	16%	16%	16%	16%
General and administrative	$65.6	$64.2	$133.9	$128.9
Percentage of revenue	11%	11%	12%	11%
Total	$255.0	$244.9	$507.7	$493.3
Percentage of revenue	42%	42%	43%	42%
Overall, R&D, S&M and G&A expense increased by approximately $10.1 and $14.4 million for the second quarter and first two quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015.
Research and development expense increased by $7.5 million or 9% and $8.0 million or 5% for the second quarter and first two quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015. Overall, research and development spending was 15% of revenue in the second quarter and first two quarters of both fiscal 2016 and 2015.
As compared to the prior year, the second quarter of fiscal 2016 research and development expense increased 3% due to expense from acquisitions not applicable in the prior corresponding period, a 4% increase due to increased consulting expense, and a 2% increase in compensation and other expenses.
As compared to the prior year, the first two quarters of fiscal 2016 research and development expense increased 4% due to expense from acquisitions not applicable in the prior corresponding period and a 2% increase due to increased consulting expense, partially offset by a 1% decrease due to favorable foreign exchange rates.

We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense increased by $1.2 million or 1% and $1.4 million or 1% for the second quarter and first two quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015. Overall, spending for sales and marketing was 16% of revenue in the second quarter and first two quarters of both fiscal 2016 and 2015.

As compared to the prior year, the second quarter of fiscal 2016 sales and marketing expense increased 3% due to expense from acquisitions not applicable in the prior corresponding period, partially offset by a 1% decrease in other expenses and a 1% decrease due to favorable foreign exchange rates.

As compared to the prior year, the first two quarters of fiscal 2016 sales and marketing expense increased 3% due to expense from acquisitions not applicable in the prior corresponding period, partially offset by a 1% decrease in other expenses and a 1% decrease due to favorable foreign exchange rates.

General and administrative expense increased by $1.4 million, or 2% and $5.0 million or 4% for the second quarter and first two quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015. Overall, general and administrative spending was 11% and 12% of revenue in the second quarter and first two quarters of fiscal 2016, respectively, as compared to approximately 11% in both the corresponding periods of fiscal 2015.

As compared to the prior year, the second quarter of fiscal 2016 general and administrative expense increased 4% due to expense from acquisitions not applicable in the prior corresponding period, a 2% increase in consulting expense, partially offset by a 3% decrease in other expenses and a 1% decrease due to favorable foreign exchange rates.

As compared to the prior year, the first two quarters of fiscal 2016 general and administrative expense increased 4% due to expense from acquisitions not applicable in the prior corresponding period, a 3% increase in consulting expense, partially offset by a 2% decrease in other expenses and a 1% decrease due to favorable foreign exchange rates.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets was $39.6 million in the second quarter of fiscal 2016, as compared to $40.8 million in the second quarter of fiscal 2015. Of the total $39.6 million in the second quarter of fiscal 2016, $15.6 million is presented as a separate line within Operating expense and $24.0 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. Of the total $40.8 million in the second quarter of fiscal 2015, $17.8 million is presented as a separate line within Operating expense and $23.0 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. Amortization in the second quarter of fiscal 2016 reflects acquisitions not included in the second quarter of fiscal 2015 offset by the expiration of amortization for prior acquisitions. As of the end of the second quarter of fiscal 2016 future amortization of intangible assets is expected to be $72.4 million during the remainder of fiscal 2016, $128.8 million during 2017, $100.6 million during 2018, $59.6 million during 2019, $31.4 million during 2020 and $16.1 million thereafter.
Non-operating Income (Expense), Net
The components of Non-operating income (expense), net, were as follows:

	Second Quarter of		First Two Quarters of
	2016	2015	2016	2015
(Dollars in millions)
Interest expense	$(6.6)	$(6.3)	$(13.2)	$(12.7)
Foreign currency transaction gain (loss), net	(1.5)	—	(1.6)	1.1
Income from equity method investments, net	5.8	6.4	8.7	9.4
Other income (expense), net	0.1	(0.3)	3.4	6.7
Total non-operating income (expense), net	$(2.2)	$(0.2)	$(2.7)	$4.5
Non-operating income (expense), net decreased $2.0 million and $7.2 million for the second quarter and first two quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015. The decrease for the second quarter was primarily due to changes in foreign currency transaction gains and losses. The decrease for the first two quarters related to gains recognized on divested businesses, as well as changes in foreign currency transaction gains and losses.
Income Tax Provision
Our effective income tax rate, after discrete items, for the second quarter of fiscal 2016 was 7%, as compared to 28% in the corresponding period in fiscal 2015. The tax rate decrease in the second quarter of fiscal 2016 was primarily due to a one time discrete tax benefit from the APS divestiture. For the first two quarters of fiscal 2016, our effective income tax rate, after discrete items, was 18% as compared to 25% in the corresponding period in fiscal 2015. The decrease in the tax rate was primarily due to a one time discrete tax benefit from the APS divestiture in the second quarter of 2016.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the second quarter of fiscal 2016 and fiscal year end 2015.
LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter of	Fiscal Year End
As of	2016	2015
(In millions)
Cash and cash equivalents	$231.9	$116.0
As a percentage of total assets	6.2%	3.2%
Principal balance of outstanding debt	730.2	735.2

	First Two Quarters of
	2016	2015
(In millions)
Cash provided by operating activities	$192.5	$204.0
Cash used in investing activities	(12.6)	(67.7)
Cash used in financing activities	(65.2)	(148.2)
Effect of exchange rate changes on cash and cash equivalents	1.2	(7.1)
Net increase (decrease) in cash and cash equivalents	$115.9	$(19.0)

Cash and Cash Equivalents
As of the end of the second quarter of fiscal 2016, cash and cash equivalents totaled $231.9 million as compared to $116.0 million as of fiscal year end 2015. We had a principal balance of outstanding debt of $730.2 million as of the end of the second quarter of fiscal 2016, as compared to $735.2 million as of fiscal year end 2015.
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
We anticipate that planned capital expenditures primarily for enhancements of our ERP system, computer equipment, software, manufacturing tools and test equipment and leasehold improvements associated with business expansion, will constitute a partial use of our cash resources. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.
Operating Activities
Cash provided by operating activities was $192.5 million for the first two quarters of fiscal 2016, as compared to $204.0 million for the first two quarters of fiscal 2015. The decrease of $11.5 million was primarily driven by an increase in working capital requirements.
Investing Activities

Cash used in investing activities was $12.6 million for the first two quarters of fiscal 2016, as compared to $67.7 million for the first two quarters of fiscal 2015. The decrease of $55.1 million was due to reduced spending for business acquisitions and capital expenditures.
Financing Activities
Cash used in financing activities was $65.2 million for the first two quarters of fiscal 2016, as compared to $148.2 million for the first two quarters of fiscal 2015. The decrease of cash used in financing activities of $83.0 million was primarily due to a decrease in payments on debt and revolving credit lines.
Accounts Receivable and Inventory Metrics

	Second Quarter of	Fiscal Year End
As of	2016	2015
Accounts receivable days sales outstanding	56	59
Inventory turns per year	4.3	4.0

Accounts receivable days sales outstanding were down at 56 days as of the end of the second quarter of fiscal 2016, as compared to 59 days as of the end of fiscal 2015. Accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 4.3 as of the end of the second quarter of fiscal 2016 and 4.0 as of the end of fiscal 2015. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
Debt
Notes
In November 2014, we issued $400.0 million of Senior Notes (Notes) in a public offering registered with the Securities and Exchange Commission. The Notes mature on December 1, 2024 and accrue interest at a rate of 4.75% per annum, payable semiannually in arrears in cash on December 1 and June 1 of each year. In connection with the Notes offering, we entered into an Indenture with U.S. Bank National Association, as trustee. We may redeem the Notes at our option at any time, in accordance with the terms and conditions set forth in the Indenture. Further details regarding the terms of the Notes, including the redemption rights, and the Indenture, are provided in the Company’s Annual Report on Form 10-K for fiscal 2015.
2014 Credit Facility
In November 2014, we entered into a five-year credit agreement with a group of lenders, which provides for an unsecured revolving loan facility of $1.0 billion (2014 Credit Facility). Under the 2014 Credit Facility, we may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. The interest rate on the non-current debt outstanding under the 2014 Credit Facility was 1.70% and 1.46% at the end of the second quarter of fiscal 2016 and fiscal year end 2015, respectively, and is payable on a quarterly basis. Amounts not borrowed under the revolving facility will be subject to a commitment fee. We were in compliance with all covenants pertaining to the 2014 Credit Facility at the end of the second quarter of fiscal 2016.
Uncommitted Facilities
We also have two $75 million revolving credit facilities which are uncommitted (Uncommitted Facilities). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The $130.0 million outstanding at the end of the second quarter of fiscal 2016 and the $118.0 million outstanding at the end of fiscal 2015 under the Uncommitted Facilities are considered short-term. The weighted average interest rate on the Uncommitted Facilities was 1.38% at the end of the second quarter of fiscal 2016 and 1.37% the end of fiscal 2015.
Promissory Notes and Other Debt
At the end of the second quarter of fiscal 2016 and the end of fiscal 2015, the Company had promissory notes and other notes payable both totaling approximately $1.2 million, of which both $0.9 million was classified as long-term in the Condensed Consolidated Balance Sheet.
For additional discussion of our debt, see Note 7 of Notes to Condensed Consolidated Financial Statements.
Repatriation of Foreign Earnings and Income Taxes

As of the second quarter of fiscal 2016, $211.7 million of cash and cash equivalents was held by our foreign subsidiaries, of which $12.5 million was borrowed from the U.S. under intercompany financing arrangements. If these loaned funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. federal and state taxes to repatriate the loaned funds. To the extent of other repatriation of cash held by foreign entities, we generally would be required to pay U.S. federal and state taxes.  While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. However, if we were to make significant acquisitions or stock repurchases, we may be required to increase our outstanding indebtedness, which could result in increased borrowing costs. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2014 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
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
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our ""core operating performance"" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangible assets, stock based compensation, acquisition and divestiture items, executive transition costs, write-off of debt issuance costs and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items ( A ) - ( I ) below.

(In millions, except per share amounts)		Second Quarter of				First Two Quarters of
		2016		2015		2016		2015
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$315.6	51.8%	$303.9	51.9%	$616.2	51.7%	$611.1	52.3%
Restructuring charges	( A )	0.4	0.1%	0.3	0.1%	0.7	0.1%	0.5	—%
Amortization of purchased intangible assets	( B )	24.0	3.9%	23.0	3.9%	48.1	4.0%	45.5	3.9%
Stock-based compensation	( C )	0.9	0.1%	1.0	0.2%	1.9	0.1%	1.9	0.2%
Non-GAAP gross margin:		$340.9	55.9%	$328.2	56.1%	$666.9	55.9%	$659.0	56.4%
OPERATING EXPENSES:
GAAP operating expenses:		$275.1	45.1%	$267.9	45.7%	$545.8	45.8%	$535.6	45.8%
Restructuring charges	( A )	(4.5)	(0.7)%	(5.2)	(0.9)%	(6.3)	(0.5)%	(6.3)	(0.5)%
Amortization of purchased intangible assets	( B )	(15.6)	(2.6)%	(17.8)	(3.0)%	(31.8)	(2.7)%	(36.0)	(3.1)%
Stock-based compensation	( C )	(12.1)	(2.0)%	(11.0)	(1.9)%	(24.8)	(2.1)%	(22.6)	(1.9)%
Acquisition / divestiture items	( D )	(0.9)	(0.1)%	(2.8)	(0.5)%	(2.5)	(0.2)%	(5.6)	(0.5)%
Executive transition costs	( E )	(0.1)	—%	—	—%	(1.0)	(0.1)%	—	—%
Non-GAAP operating expenses:		$241.9	39.7%	$231.1	39.4%	$479.4	40.2%	$465.1	39.8%
OPERATING INCOME:
GAAP operating income:		$40.5	6.7%	$36.0	6.1%	$70.4	5.9%	$75.5	6.5%
Restructuring charges	( A )	4.9	0.8%	5.5	0.9%	7.0	0.6%	6.8	0.6%
Amortization of purchased intangible assets	( B )	39.6	6.5%	40.8	7.0%	79.9	6.7%	81.5	7.0%
Stock-based compensation	( C )	13.0	2.1%	12.0	2.0%	26.7	2.2%	24.5	2.0%
Acquisition / divestiture items	( D )	0.9	0.1%	2.8	—%	2.5	0.2%	5.6	0.5%
Executive transition costs	( E )	0.1	—%	—	0.6%	1.0	0.1%	—	—%
Non-GAAP operating income:		$99.0	16.2%	$97.1	16.6%	$187.5	15.7%	$193.9	16.6%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$(2.2)		$(0.2)		$(2.7)		$4.5

Acquisition / divestiture items	( D )	0.4		0.2		(2.7)		(5.6)
Debt issuance cost write-off	( F )	—		0.1		—		—
Non-GAAP non-operating income (expense), net:		$(1.8)		$0.1		$(5.4)		$(1.1)

			GAAP and Non-GAAP Tax Rate %	( I )	GAAP and Non-GAAP Tax Rate %	( I )	GAAP and Non-GAAP Tax Rate %	( I )	GAAP and Non-GAAP Tax Rate %	( I )
INCOME TAX PROVISION:
GAAP income tax provision:		$2.7	7%	$10.0	28%	$12.4	18%	$20.2	25%
Non-GAAP items tax effected:	( G )	4.1		17.2		21.0		29.0
Difference in GAAP and Non-GAAP tax rate	( H )	16.4		(3.9)		10.3		(2.9)
Non-GAAP income tax provision:		$23.2	24%	$23.3	24%	$43.7	24%	$46.3	24%
NET INCOME:
GAAP net income attributable to Trimble Navigation Limited		$35.7		$25.9		$55.5		$60.0
Restructuring charges	( A )	4.9		5.5		7.0		6.8
Amortization of purchased intangible assets	( B )	39.6		40.8		79.9		81.5
Stock-based compensation	( C )	13.0		12.0		26.7		24.5
Acquisition / divestiture items	( D )	1.3		3.0		(0.2)		—
Executive transition costs	( E )	0.1		—		1.0		—
Debt issuance cost write-off	( F )	—		0.1		—		—
Non-GAAP tax adjustments	( G ) + ( H )	(20.5)		(13.3)		(31.3)		(26.1)
Non-GAAP net income attributable to Trimble Navigation Limited		$74.1		$74.0		$138.6		$146.7

DILUTED EARNINGS PER SHARE:
GAAP diluted earnings per share attributable to Trimble Navigation Limited		$0.14		$0.10		$0.22		$0.23
Restructuring charges	( A )	0.02		0.02		0.03		0.03
Amortization of purchased intangible assets	( B )	0.15		0.16		0.31		0.31
Stock-based compensation	( C )	0.05		0.04		0.11		0.09
Acquisition / divestiture items	( D )	0.01		0.01		—		—
Executive transition costs	( E )	—		—		—		—
Debt issuance cost write-off	( F )	—		—		—		—
Non-GAAP tax adjustments	( G ) + ( H )	(0.08)		(0.05)		(0.12)		(0.10)
Non-GAAP diluted earnings per share attributable to Trimble Navigation Limited		$0.29		$0.28		$0.55		$0.56

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

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the second quarter and first two quarters of fiscal 2016 and 2015, stock-based compensation was allocated as follows:

	Second Quarter of		First Two Quarters of
(Dollars in millions)	2016	2015	2016	2015
Cost of sales	$0.9	$1.0	$1.9	$1.9
Research and development	2.4	2.1	4.7	4.3
Sales and Marketing	2.2	2.2	4.2	4.5
General and administrative	7.5	6.7	15.9	13.8
	$13.0	$12.0	$26.7	$24.5

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

Non-GAAP Operating Income
Non-GAAP operating income increased by $1.9 million or 2% for the second quarter of fiscal 2016 and decreased $6.4 million or 3% for the first two quarters of fiscal 2016, respectively, as compared to the corresponding period in fiscal 2015. Non-GAAP operating income as a percentage of total revenue was 16.2% and 16.6% for the second quarter and first two quarters of fiscal 2016, respectively, as compared to 15.7% and 16.6% for the corresponding periods in fiscal 2015.
Non-GAAP operating income increased for the second quarter of fiscal 2016, as compared to the prior year, primarily due to revenue increases in both Engineering and Construction and Mobile Solutions, partially offset by product mix and investment in growth opportunities with those segments. Non-GAAP operating income for the first two quarters of fiscal 2016 decreased primarily due to product mix in both Engineering and Construction and Mobile Solutions, as well as investments in growth opportunities for both segments. In addition, operating income for the first two quarter of fiscal 2016 was negatively impacted by a decrease in Field Solutions high margin product sales in the first quarter of 2016, as compared to the prior year period.
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
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the second quarter of fiscal 2016, the impact by foreign currency exchange were immaterial on both revenue and operating income.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Swiss Franc, Euro, British pound and New Zealand and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the second quarter of fiscal 2016 and fiscal year end 2015 are summarized as follows (in millions):

	Second Quarter of Fiscal 2016		Fiscal Year End 2015
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(94.2)	$0.4	$(86.5)	$1.3
Sold	$88.5	$(0.4)	$88.1	$(0.5)

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On September 2, 2011, Recreational Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment notwithstanding the Verdict, and on March 18, 2015, the Court awarded us a portion of its incurred attorneys’ fees and costs, and entered judgment in our favor in the amount of $0.6 million.  The judgment also provides that the plaintiff take nothing on its claims.  On April 17, 2015, the plaintiff filed a Notice of Appeal to the Alaska Supreme Court. The parties have completed all appellate briefing, and oral arguments were heard before the Alaska Supreme Court on February 24, 2016. A decision by the Alaska Supreme Court has not been made.
On March 12, 2015, Rachel Thompson filed a putative class action complaint in California Superior Court against us, the members of our Board of Directors, and JP Morgan Chase Bank.  The suit alleged that our Board of Directors breached their fiduciary obligations to our shareholders by entering into a credit agreement with JP Morgan Chase Bank that contains certain change of control provisions that plaintiff contends are disadvantageous to shareholders.  The complaint sought declaratory relief, injunctive relief, and costs of the action but did not seek monetary damages. By order filed February 1, 2016, the Court granted preliminary approval of a proposed settlement reached by the parties, which would modify one provision of the credit agreement and permit the named plaintiff to seek recovery of attorney’s fees. The Court also ordered that notice be provided to shareholders, and scheduled a hearing on June 10, 2016 to consider any objections to the settlement. On June 10, 2016, without any objections, the Court issued a final order and judgment granting approval of the proposed settlement, and awarded plaintiffs $250,000 in fees and costs as agreed to by the parties.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table provides information relating to our purchases of equity securities for the second quarter of fiscal 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

April 2, 2016 – May 6, 2016	856,210	$23.62	856,210	$217,471,742	(1)
May 7, 2016 – June 3, 2016	1,426,040	$23.90	1,426,040	$183,390,526
June 4, 2016 – July 1, 2016	1,024,332	$25.08	1,024,332	$157,698,820
Total	3,306,582		3,306,582

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
Robert G. Painter
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: August 9, 2016

EXHIBIT INDEX
.

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 2, 2016. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1	Form of Global Performance Stock Unit Award Agreement (Total Shareholder Return) under the Company's Amended and Restated 2002 Stock Plan. (8)

10.2	Form of Global Performance Stock Unit Award Agreement (Operating Income/Revenue) under the Company's Amended and Restated 2002 Stock Plan. (8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2016. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2016. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2016. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2016. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed March 22, 2016.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Furnished or filed herewith.