Form 10-Q
period 2016-09-30
TRIMBLE INC.
filed 2016-11-07
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-14845
TRIMBLE INC.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	94-2802192
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
935 Stewart Drive, Sunnyvale, CA 94085
(Address of principal executive offices) (Zip Code)
Telephone Number (408) 481-8000
(Registrant’s telephone number, including area code)
TRIMBLE NAVIGATION LIMITED
(Former name or former address, if changed since last report.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2016, there were 250,583,803 shares of Common Stock, par value $0.001 per share, outstanding.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended September 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Third Quarter of	Fiscal Year End
As of	2016	2015
(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$213.5	$116.0
Short-term investments	62.1	—
Accounts receivable, net	369.2	361.9
Other receivables	35.4	14.9
Inventories	224.3	261.1
Other current assets	53.4	44.5
Total current assets	957.9	798.4
Property and equipment, net	149.4	159.2
Goodwill	2,111.1	2,106.4
Other purchased intangible assets, net	371.1	487.1
Other non-current assets	141.9	129.6
Total assets	$3,731.4	$3,680.7
LIABILITIES
Current liabilities:
Short-term debt	$145.3	$118.3
Accounts payable	102.0	99.8
Accrued compensation and benefits	86.8	98.9
Deferred revenue	259.1	234.6
Accrued warranty expense	18.1	18.5
Other current liabilities	82.7	90.8
Total current liabilities	694.0	660.9
Long-term debt	524.5	611.4
Non-current deferred revenue	35.2	29.6
Deferred income taxes liabilities	45.4	51.7
Other non-current liabilities	112.6	106.5
Total liabilities	1,411.7	1,460.1
Commitments and contingencies (Note 13)
EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3.0 shares authorized; none outstanding	—	—
Common stock, no par value; 360.0 shares authorized; 250.2 and 250.7 shares issued and outstanding as of the end of the third quarter of fiscal 2016 and fiscal year end 2015, respectively	1,316.0	1,238.3
Retained earnings	1,159.1	1,148.2
Accumulated other comprehensive loss	(155.2)	(166.8)
Total Trimble Navigation Limited shareholders’ equity	2,319.9	2,219.7
Noncontrolling interests	(0.2)	0.9
Total shareholders' equity	2,319.7	2,220.6
Total liabilities and shareholders’ equity	$3,731.4	$3,680.7
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
(In millions, except per share amounts)	2016	2015	2016	2015
Revenue:
Product	$384.9	$373.0	$1,185.5	$1,168.2
Service	105.6	103.9	316.9	310.5
Subscription	93.6	85.4	274.3	252.0
Total revenue	584.1	562.3	1,776.7	1,730.7
Cost of sales:
Product	186.6	175.5	576.0	554.0
Service	40.7	39.4	126.3	123.0
Subscription	26.0	26.1	79.3	75.8
Amortization of purchased intangible assets	21.8	23.3	69.9	68.8
Total cost of sales	275.1	264.3	851.5	821.6
Gross margin	309.0	298.0	925.2	909.1
Operating expense:
Research and development	86.9	79.6	266.6	251.3
Sales and marketing	88.6	89.1	282.7	281.8
General and administrative	59.2	63.2	193.1	192.1
Restructuring charges	3.5	2.7	9.8	9.0
Amortization of purchased intangible assets	15.5	17.4	47.3	53.4
Total operating expense	253.7	252.0	799.5	787.6
Operating income	55.3	46.0	125.7	121.5
Non-operating income (expense), net:
Interest expense	(6.6)	(6.4)	(19.8)	(19.1)
Foreign currency transaction gain (loss), net	—	0.1	(1.6)	1.2
Income from equity method investments, net	5.2	4.7	13.9	14.1
Other income (expense), net	(1.7)	(0.9)	1.7	5.8
Total non-operating income (expense), net	(3.1)	(2.5)	(5.8)	2.0
Income before taxes	52.2	43.5	119.9	123.5
Income tax provision	13.0	6.5	25.4	26.7
Net income	39.2	37.0	94.5	96.8
Less: Net loss attributable to noncontrolling interests	—	(0.1)	(0.2)	(0.3)
Net income attributable to Trimble Navigation Limited:	$39.2	$37.1	$94.7	$97.1
Basic earnings per share	$0.16	$0.15	$0.38	$0.38
Shares used in calculating basic earnings per share	249.7	254.8	250.5	257.5
Diluted earnings per share	$0.15	$0.14	$0.37	$0.37
Shares used in calculating diluted earnings per share	253.2	257.2	253.7	260.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
	2016	2015	2016	2015
(In millions)
Net income	$39.2	$37.0	$94.5	$96.8
Foreign currency translation adjustments, net of tax	4.5	(15.3)	11.5	(70.5)
Net unrealized actuarial gain, net of tax	—	—	0.1	0.2
Comprehensive income	43.7	21.7	106.1	26.5
Less: Comprehensive loss attributable to noncontrolling interests	—	(0.1)	(0.2)	(0.3)
Comprehensive income attributable to Trimble Navigation Limited	$43.7	$21.8	$106.3	$26.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters of
(In millions)	2016	2015
Cash flows from operating activities:
Net income	$94.5	$96.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	27.9	27.0
Amortization expense	117.2	122.2
Provision for doubtful accounts	2.5	1.7
Deferred income taxes	1.2	(0.5)
Stock-based compensation	40.0	37.3
Income from equity method investments	(13.9)	(14.1)
Divestitures (gain) loss, net	0.1	(5.8)
Excess tax benefit for stock-based compensation	(5.0)	(1.4)
Provision for excess and obsolete inventories	12.0	5.1
Other non-cash items	3.9	9.0
Decrease (increase) in assets:
Accounts receivable	(9.9)	12.3
Other receivables	(2.7)	6.5
Inventories	25.7	(6.4)
Other current and non-current assets	(11.1)	(9.5)
Increase (decrease) in liabilities:
Accounts payable	2.7	(6.9)
Accrued compensation and benefits	(12.8)	(15.4)
Deferred revenue	32.8	38.6
Accrued warranty	(0.5)	(1.4)
Other liabilities	(22.6)	(18.7)
Net cash provided by operating activities	282.0	276.4
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(22.3)	(101.7)
Acquisitions of property and equipment	(19.7)	(35.7)
Purchases of equity method investments	(1.5)	(3.6)
Acquisitions of intangible assets	(0.3)	(0.1)
Purchases of available-for-sale investments	(62.1)	—
Net proceeds from sale of businesses	10.7	12.1
Dividends received from equity method investments	16.5	15.3
Other	0.1	0.3
Net cash used in investing activities	(78.6)	(113.4)
Cash flows from financing activities:
Issuances of common stock, net of tax withholdings	50.0	29.1
Repurchase and retirement of common stock	(102.2)	(234.4)
Excess tax benefit for stock-based compensation	5.0	1.4
Proceeds from debt and revolving credit lines	291.0	458.0
Payments on debt and revolving credit lines	(351.3)	(431.1)
Net cash used in financing activities	(107.5)	(177.0)
Effect of exchange rate changes on cash and cash equivalents	1.6	(10.4)
Net increase (decrease) in cash and cash equivalents	97.5	(24.4)
Cash and cash equivalents, beginning of period	116.0	148.0
Cash and cash equivalents, end of period	$213.5	$123.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
NOTE 1. OVERVIEW AND BASIS OF PRESENTATION
Trimble Navigation Limited (Trimble or the Company) began operations in 1978 and incorporated in California in 1981. On October 1, 2016, subsequent to the end of the third quarter of fiscal 2016, Trimble Navigation Limited changed its name to Trimble Inc. and changed its state of incorporation from the State of California to the State of Delaware (the “Reincorporation”). As the change occurred subsequent to quarter-end, the Condensed Consolidated Financial Statements and accompanying notes continue to be presented as Trimble Navigation Limited. Other than the change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities or total shareholders' equity of the Company, nor did it result in any change in location of the Company's employees, including the Company's management.   Additionally, the reincorporation did not alter any shareholder's percentage ownership interest or number of shares owned in the Company. The Reincorporation was previously approved by the Company’s shareholders at its 2016 annual meeting of shareholders.
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
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2015 was January 1, 2016. The third quarter of fiscal 2016 and 2015 ended on September 30, 2016 and October 2, 2015, respectively. Both fiscal 2016 and 2015 are 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
Unaudited Interim Financial Information
The accompanying financial data as of the end of the third quarter of fiscal 2016 and for the third quarter and the first three quarters of fiscal 2016 and 2015 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2015 is derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for fiscal year 2015. The following discussion should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K.
In the opinion of management, all adjustments necessary have been made to present a fair statement of financial positions and results for the interim periods presented. The results of operations for the third quarter and the first three quarters of fiscal 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.
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
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting polices during the first three quarters of fiscal 2016 from those disclosed in the Company’s most recent Form 10-K, except as noted below.
Cash, cash equivalents and short-term investments
The Company invests in debt securities, including those of the U.S. government, corporate debt securities and commercial paper and municipal securities. The Company classifies all investments that are considered readily convertible to known amounts of cash and have stated maturities of three months or less from the date of purchase as cash equivalents, and those with stated maturities of greater than three months as short-term investments based on the nature of the investments and their availability for use in current operations.

The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its investments as available-for-sale. These investments are carried at fair value, and any unrealized gains and losses, net of taxes, are reported in accumulated other comprehensive income (loss), except for unrealized losses determined to be other-than-temporary, which would be recorded within other income (expense), net. Realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are recorded as a component of other income (expense), net.
Recent Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that replaces the current revenue recognition guidance under U.S. GAAP. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since the issuance of the revised standard, the FASB has issued several updates to the guidance for which the Company is monitoring and reviewing in contemplation of adoption. The effective date for the Company under the new standard will be the beginning of fiscal 2018, with early adoption permitted as of fiscal 2017.  Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company expects to adopt this accounting standard update in the first quarter of fiscal 2018, and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
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

In August 2016, the FASB issued new guidance related to statement of cash flows. This guidance amended the existing accounting standards for the statement of cash flows and provided guidance on eight classification issues related to the statement of cash flows. The new standard is effective for the Company beginning in fiscal 2019 and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company is currently evaluating the timing and the impact of these amendments on its statement of cash flows.

In October 2016, the FASB issued new guidance related to income taxes. This standard requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The guidance will be effective for the Company in its first quarter of fiscal 2018. The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued amendments to its guidance on the accounting for related parties, which amends the consolidation guidance issued in February 2015 regarding the treatment of indirect interests held through related parties that are under common control. The standard will be effective for the Company in the first quarter of fiscal 2017. The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.

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
During the first three quarters of fiscal 2016, the Company repurchased approximately 4.2 million shares of common stock in open market purchases, at an average price of $24.20 per share, for a total of $102.2 million under the 2015 Stock Repurchase Program.
During the first three quarters of fiscal 2015, the Company repurchased approximately 7.5 million shares of common stock in open market purchases, at an average price of $21.29 per share. This total included $75.1 million and $84.3 million of open market purchases completed under the 2015 and 2014 Stock Repurchase Programs, respectively.
As part of the 2015 Stock Repurchase Program, in September 2015, the Company entered into an accelerated share repurchase agreement, or ASR, with an investment bank for $75.0 million. As previously reported, the ASR was completed in December 2015 and resulted in the aggregate repurchase of approximately 3.7 million shares of common stock with a volume weighted average price of $20.11 per share.
Stock repurchases are reflected as a decrease to common stock based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase is charged to retained earnings. As a result of the 2016 repurchases, retained earnings was reduced by $80.8 million in the first three quarters of fiscal 2016. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under the programs have been canceled.
At the end of the first three quarters of fiscal 2016, the 2015 Stock Repurchase Program had remaining authorized funds of $147.7 million. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.
Stock-Based Compensation Expense
Stock compensation expense is recognized based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures.
The following table summarizes stock-based compensation expense for the third quarter and first three quarters of fiscal 2016 and 2015.

	Third Quarter of		First Three Quarters of
	2016	2015	2016	2015
(Dollars in millions)
Cost of sales	$0.9	$1.0	$2.8	$2.9
Research and development	2.2	2.1	6.9	6.4
Sales and marketing	2.1	2.2	6.3	6.7
General and administrative	8.1	7.5	24.0	21.3
Total operating expense	12.4	11.8	37.2	34.4
Total stock-based compensation expense	$13.3	$12.8	$40.0	$37.3
NOTE 4. BUSINESS COMBINATIONS
During the first three quarters of fiscal 2016, the Company acquired three businesses, with total cash consideration of $13.6 million, all in its Engineering and Construction segment. The Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition. The acquisitions were not significant individually or in the aggregate. The largest acquisition was a cloud-based software developer for the design of sustainable and high-performance buildings, based in London and New York. In the aggregate, the businesses acquired during the first three quarters of fiscal 2016 contributed less than one percent to the Company's total revenue during the first three quarters of fiscal 2016.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in the last quarter of fiscal 2015 and the first three quarters of fiscal 2016, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to the acquisitions, along with the changes in the fair value of the contingent consideration liabilities, of $0.9 million and $3.4 million for the third quarter and the first three quarters of fiscal 2016, respectively, and $2.7 million and $9.8 million for the corresponding periods of fiscal 2015, respectively, were expensed as incurred and were included in General and administrative expense in the Condensed Consolidated Statements of Income.
The following table summarizes the Company’s business combinations completed during the first three quarters of fiscal 2016.

First Three Quarters of
2016
(Dollars in millions)
Fair value of total purchase consideration	$13.6
Less fair value of net assets acquired:
Net tangible liabilities assumed	(1.9)
Identifiable intangible assets	6.5
Goodwill	$9.0

Intangible Assets
The following table presents details of the Company’s total intangible assets:

As of	Third Quarter of Fiscal 2016			Fiscal Year End 2015
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$810.6	$(615.2)	$195.4	$802.1	$(536.0)	$266.1
Trade names and trademarks	51.6	(42.4)	9.2	52.8	(39.8)	13.0
Customer relationships	447.0	(289.0)	158.0	448.1	(258.0)	190.1
Distribution rights and other intellectual properties	65.6	(57.1)	8.5	78.6	(60.7)	17.9
	$1,374.8	$(1,003.7)	$371.1	$1,381.6	$(894.5)	$487.1
The estimated future amortization expense of purchased intangible assets as of the end of the third quarter of fiscal 2016 was as follows:

(Dollars in millions)
2016 (Remaining)	$35.1
2017	128.4
2018	100.3
2019	59.8
2020	31.4
Thereafter	16.1
Total	$371.1
Goodwill
The changes in the carrying amount of goodwill by segment for the first three quarters of fiscal 2016 were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
Balance as of fiscal year end 2015	$1,140.1	$125.7	$820.7	$19.9	$2,106.4
Additions due to acquisitions and current year acquisitions' purchase price adjustments	9.0	—	—	—	9.0
Purchase price adjustments- prior years' acquisitions and others	(1.2)	0.1	0.1	—	(1.0)
Foreign currency translation adjustments	1.4	0.8	0.6	0.5	3.3
Divestitures	—	—	(6.6)	—	(6.6)
Balance as of the end of the third quarter of fiscal 2016	$1,149.3	$126.6	$814.8	$20.4	$2,111.1
In the first three quarters of 2016, the Company sold the Omega Group assets and Advanced Public Safety (APS) business. Both businesses provided software solutions for public safety agencies and were part of the Company’s Mobile Solutions segment. The sales resulted in a $4.9 million gain in the first three quarters of fiscal 2016, and that was included in Other income, net on the Company's Condensed Consolidated Statements of Income.
NOTE 5. INVENTORIES
Inventories consisted of the following:

	Third Quarter of	Fiscal Year End
As of	2016	2015
(Dollars in millions)
Raw materials	$81.8	$107.5
Work-in-process	7.8	5.9
Finished goods	134.7	147.7
Total inventories	$224.3	$261.1
Finished goods included $15.3 million and $14.6 million of costs that were deferred in connection with deferred revenue arrangements as of the end of the third quarter of fiscal 2016 and fiscal year end 2015, respectively.
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

The Company’s chief operating decision maker (CODM), its Chief Executive Officer, evaluates each of its segment’s performance and allocates resources based on segment operating income before income taxes and some corporate allocations. The Company and each of its segments employ consistent accounting policies. In each of its segments the Company sells many individual products. For this reason, it is impracticable to segregate and identify revenue for each of the individual products or group of products.
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

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
Third Quarter of Fiscal 2016
Revenue	$332.4	$77.9	$138.5	$35.3	$584.1
Operating income	69.1	22.1	22.4	14.3	127.9
Depreciation expense	3.2	0.3	1.4	0.2	5.1
Third Quarter of Fiscal 2015
Revenue	$326.4	$73.5	$131.6	$30.8	$562.3
Operating income	68.8	19.5	23.1	10.8	122.2
Depreciation expense	3.5	0.3	1.4	0.1	5.3
First Three Quarters of Fiscal 2016
Segment revenue	$993.4	$271.0	$412.9	$99.4	$1,776.7
Operating income	175.0	81.5	60.2	36.1	352.8
Depreciation expense	10.4	0.9	4.1	0.5	15.9
First Three Quarters of Fiscal 2015
Segment revenue	$964.2	$275.9	$388.1	$102.5	$1,730.7
Operating income	166.3	85.0	62.5	37.1	350.9
Depreciation expense	10.6	0.9	4.0	0.4	15.9
As of the Third Quarter of Fiscal 2016
Accounts receivable	$214.1	$59.3	$71.7	$24.1	$369.2
Inventories	146.7	32.6	30.9	14.1	224.3
Goodwill	1,149.3	126.6	814.8	20.4	2,111.1
As of Fiscal Year End 2015
Accounts receivable	$215.9	$57.1	$69.6	$19.3	$361.9
Inventories	178.0	36.0	30.4	16.7	261.1
Goodwill	1,140.1	125.7	820.7	19.9	2,106.4
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Third Quarter of		First Three Quarters of
	2016	2015	2016	2015
(Dollars in millions)
Consolidated segment operating income	$127.9	$122.2	$352.8	$350.9
Unallocated corporate expense (1)	(18.0)	(19.7)	(58.9)	(60.1)
Restructuring charges (2)	(4.0)	(3.0)	(11.0)	(9.8)
Stock-based compensation	(13.3)	(12.8)	(40.0)	(37.3)
Amortization of purchased intangible assets	(37.3)	(40.7)	(117.2)	(122.2)
Consolidated operating income	55.3	46.0	125.7	121.5
Non-operating income (expense), net:	(3.1)	(2.5)	(5.8)	2.0
Consolidated income before taxes	$52.2	$43.5	$119.9	$123.5
(1) Unallocated corporate expense includes general corporate expense, acquisition costs and executive transition costs.
(2) Restructuring charges primarily consist of severance and benefits, resulting from employee headcount reductions in connection with the Company's restructuring programs related to decisions to streamline processes and reduce the cost structure. As of the end of the third quarter of fiscal 2016, the Company's restructuring liability was $2.6 million, which was expected to be settled by the third quarter of fiscal 2017. Restructuring liabilities are reported within Other current liabilities on the Condensed Consolidated Balance Sheets.
NOTE 7. DEBT
Debt consisted of the following:

	Third Quarter of	Fiscal Year End
As of	2016	2015
(Dollars in millions)
Notes:
Principal amount	$400.0	$400.0
Unamortized discount on Notes	(2.6)	(2.8)
Debt issuance costs	(2.5)	(2.7)
Credit Facilities:
2014 Credit Facility	129.0	216.0
Uncommitted facilities	145.0	118.0
Promissory notes and other debt	0.9	1.2
Total debt	669.8	729.7
Less: Short-term debt	145.3	118.3
Long-term debt	$524.5	$611.4
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
Credit Facilities
2014 Credit Facility
In November 2014, the Company entered into a five-year credit agreement with a group of lenders, which provides for an unsecured revolving loan facility of $1.0 billion (2014 Credit Facility). Under the 2014 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. The interest rate on the non-current debt outstanding under the 2014 Credit Facility was 1.73% and 1.46% at the end of the third quarter of fiscal 2016 and fiscal year end 2015, respectively, and is payable on a quarterly basis. Amounts not borrowed under the revolving facility will be subject to a commitment fee.
The outstanding balance of $129.0 million as of the end of the third quarter of fiscal 2016 and $216.0 million at the end of fiscal 2015 are classified as long-term debt in the Condensed Consolidated Balance Sheet. Unamortized debt issuance costs associated with the 2014 Credit Facility are presented as assets in the Condensed Consolidated Balance sheet and are being amortized to interest expense using the effective interest rate method over the term of the 2014 Credit Facility.
In February 2016, the Company entered into an amendment to the 2014 Credit Facility to facilitate the Company's proposed reincorporation from California to Delaware and to effect other non-financial terms. In August 2016, the Company entered into a second amendment to revise a definition used in determining when a change of control of the Company may occur.
The Company was in compliance with all covenants pertaining to the 2014 Credit Facility at the end of the third quarter of fiscal 2016.
Uncommitted Facilities
The Company also has two $75 million revolving credit facilities which are uncommitted (Uncommitted Facilities). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The $145.0 million outstanding at the end of the third quarter of fiscal 2016 and the $118.0 million outstanding at the end of fiscal 2015 under the Uncommitted Facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 1.40% at the end of the third quarter of fiscal 2016 and 1.37% the end of fiscal 2015.
Promissory Notes and Other Debt
At the end of the third quarter of fiscal 2016 and the year end of fiscal 2015, the Company had promissory notes and other notes payable totaling approximately $0.9 million and $1.2 million, respectively, of which $0.6 million and $0.9 million, respectively, were classified as long-term in the Condensed Consolidated Balance Sheet.
Debt Maturities
At the end of the third quarter of fiscal 2016, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2016 (Remaining)	$145.1
2017	0.3
2018	0.2
2019	129.1
2020	0.2
Thereafter	400.0
Total	$674.9

NOTE 8. CASH EQUIVALENTS AND INVESTMENTS

In September 2016, the Company invested $94.9 million in available-for-sale securities. The Company did not have any investments as of its fiscal 2015 year end. The following table summarizes the Company’s available-for-sale securities as of the end of the third quarter of fiscal 2016.

	Third Quarter of Fiscal 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$11.7	$—	$—	$11.7
Municipal debt securities	10.0	—	—	10.0
Corporate debt securities	15.8	—	—	15.8
Commercial paper	57.4	—	—	57.4
Total available-for-sale securities	$94.9	$—	$—	$94.9

Reported as:
Cash and cash equivalents	$32.8	$—	$—	$32.8
Short-term investments	62.1	—	—	62.1
Total	$94.9	$—	$—	$94.9

The Company did not recognize any realized gains or losses on its available-for-sale securities during the third quarter of fiscal 2016, or any unrealized gains or losses on its investments as of the end of the third quarter of fiscal 2016 due to the short duration of time the investments were held.

The following table presents the contractual maturities of the Company's available-for-sale investments as of the end of the third quarter of fiscal 2016.

Third Quarter of Fiscal 2016
(Dollars in millions)	Amortized Cost
Due in less than 1 year	$65.0
Due in 1 to 5 years	19.9
Due in 5-10 years	2.0
Due after 10 years	8.0
Total	$94.9

The Company’s available-for-sale securities are liquid and maybe sold in the future to fund future operating needs. As a result, the Company recorded all of its available-for-sale securities, not classified as cash equivalents, in Short-term investments as of the end of the third quarter of fiscal 2016, regardless of the contractual maturity date of the securities.

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
Level I—Quoted prices in active markets for identical assets or liabilities.
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

	Fair Values as of the end of the Third Quarter of Fiscal 2016				Fair Values as of Fiscal Year End 2015
(Dollars in millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Available-for-sale securities:
U.S. Treasury securities (1)	$—	$11.7	$—	$11.7	$—	$—	$—	$—
Municipal debt securities (1)	—	10.0	—	10.0	—	—	—	—
Corporate debt securities (1)	—	15.8	—	15.8	—	—	—	—
Commercial paper (1)	—	57.4	—	57.4	—	—	—	—
Total available-for-sale securities	—	94.9	—	94.9	—	—	—	—
Deferred compensation plan assets (2)	22.5	—	—	22.5	21.1	—	—	21.1
Derivative assets (3)	—	0.2	—	0.2	—	2.9	—	2.9
Contingent consideration assets (4)	—	—	7.0	7.0	—	—	7.0	7.0
Total assets measured at fair value	$22.5	$95.1	$7.0	$124.6	$21.1	$2.9	$7.0	$31.0
Liabilities
Deferred compensation plan liabilities (2)	$22.5	$—	$—	$22.5	$21.1	$—	$—	$21.1
Derivative liabilities (3)	—	0.1	—	0.1	—	2.1	—	2.1
Contingent consideration liabilities (5)	—	—	4.5	4.5	—	—	6.6	6.6
Total liabilities measured at fair value	$22.5	$0.1	$4.5	$27.1	$21.1	$2.1	$6.6	$29.8

(1)
The Company’s available-for sale securities are valued using readily available pricing sources for comparable instruments, or model-driven valuations using significant inputs derived from or corroborated by observable market data, including yield curves and credit ratings.

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

(4)
Contingent consideration assets represent arrangements for buyers to pay the Company for certain businesses that it has divested. The fair value is determined based on the Company's expectations of future receipts. The minimum amount to be received under these arrangements is $3.5 million. Contingent consideration assets are included in Other receivables and Other non-current assets on the Company's Condensed Consolidated Balance Sheets.

(5)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payment under the arrangements is $18.1 million at the end of the third quarter of fiscal 2016, based on estimated future revenues, gross margins or other milestones. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	Third Quarter of Fiscal 2016		Fiscal Year End 2015
(Dollars in millions)
Liabilities:
Notes	$400.0	$407.0	$400.0	$399.9
2014 Credit Facility	129.0	129.0	216.0	216.0
Uncommitted facilities	145.0	145.0	118.0	118.0
Promissory notes and other debt	0.9	0.9	1.2	1.2
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
Changes in the Company’s product warranty liability during the first three quarters of fiscal 2016 are as follows:

(Dollars in millions)
Balance as of fiscal year end 2015	$18.5
Accruals for warranties issued	13.5
Changes in estimates	0.5
Warranty settlements (in cash or in kind)	(14.4)
Balance as of the end of the third quarter of fiscal 2016	$18.1
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
The following table shows the computation of basic and diluted earnings per share:

	Third Quarter of		First Three Quarters of
	2016	2015	2016	2015
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Limited	$39.2	$37.1	$94.7	$97.1
Denominator:
Weighted-average shares outstanding	249.7	254.8	250.5	257.5
Effect of dilutive securities	3.5	2.4	3.2	2.8
Weighted-average dilutive shares outstanding	253.2	257.2	253.7	260.3
Basic earnings per share	$0.16	$0.15	$0.38	$0.38
Diluted earnings per share	$0.15	$0.14	$0.37	$0.37
For the third quarter of fiscal 2016 and 2015, the Company excluded 4.0 million and 8.8 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive. For the first three quarters of fiscal 2016 and 2015, the Company excluded 4.5 million and 5.8 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive.
NOTE 12. INCOME TAXES
For the third quarter of fiscal 2016, the Company’s effective income tax rate was 25%, as compared to 15% in the corresponding period in fiscal 2015. The lower tax rate in the third quarter of fiscal 2015 was primarily due to discrete tax benefits from U.S. research credits and U.S. production activities, and foreign net operating loss benefit. For the first three quarters of fiscal 2016, the Company's effective income tax rate, after discrete items, was 21% as compared to 22% in the corresponding period in fiscal 2015. The decrease in the tax rate for the first three quarters of fiscal 2016 was primarily due to a one time discrete tax benefit from the APS divestiture in the second quarter of fiscal 2016, partially offset by the differences in the geographic mix of pre-tax income and a tax benefit from a closure of a foreign tax audit in the first quarter of fiscal 2015.
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
Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits within the next twelve months. The unrecognized tax benefits of $60.3 million and $52.7 million as of the end of the third quarter of fiscal 2016 and fiscal year end 2015, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company's unrecognized tax benefit liabilities include interest and penalties as of the end of the third quarter of fiscal 2016 and fiscal year end 2015, of $8.6 million and $6.7 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Leases and Other Commitments

The estimated future minimum operating lease commitments as of the end of the third quarter of fiscal 2016 are as follows (in millions):

2016 (Remaining)	$8.5
2017	29.4
2018	21.8
2019	15.9
2020	11.7
Thereafter	32.7
Total	$120.0
As of the end of the third quarter of fiscal 2016, the Company had unconditional purchase obligations of approximately $146.8 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.
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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:

•	the portion of our revenue coming from sales to international customers;

•	seasonal fluctuations in our construction and agricultural equipment business revenues, geospatial and macroeconomic conditions and business conditions in the markets we serve;

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
The forward-looking statements regarding future events and the future results of Trimble Inc. (formerly Trimble Navigation Limited) (“Trimble” or “the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates and the beliefs and assumptions of the management of Trimble. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in “Risk Factors” below and elsewhere in this report, as well as in the Company’s Annual Report on Form 10-K for fiscal year 2015 and in other reports Trimble files with the Securities and Exchange Commission, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Management believes that there have been no significant changes during the third quarter of fiscal 2016 to the items that we disclosed as our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements, see Note 2 to our Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

EXECUTIVE LEVEL OVERVIEW
Trimble began operations in 1978 and incorporated in California in 1981. On October 1, 2016, Trimble Navigation Limited changed its name to Trimble Inc. and changed its state of incorporation from the State of California to the State of Delaware (the “Reincorporation”). The Reincorporation was previously approved by our shareholders at our 2016 annual meeting of shareholders.
Trimble is a leading provider of technology solutions that optimize the work processes of office and mobile field professionals around the world. Our comprehensive process solutions are used across a range of industries including agriculture, architecture, civil engineering, construction, government, natural resources, transportation and utilities. Representative Trimble customers include engineering and construction firms, contractors, surveying companies, farmers and agricultural companies, transportation and logistics companies, energy, mining and utility companies, and state, federal and municipal governments.
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

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have over time redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D and acquisitions. We have been spending an average of 13% to 15% of revenue over the past several years on R&D and currently have over 1,100 unique patents. We intend to continue to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for growth where the opportunity for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

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

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in 43 countries and distribution channels in over 100 countries. In the third quarter of fiscal 2016, 50% of our sales were to customers located in countries outside of the U.S.

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

Trimble’s focus on these growth drivers has led over time to growth in revenue and profitability as well as an increasingly diversified business model. Software and services growth is driving increased recurring revenue, leading to improved visibility in some of our businesses. As our solutions have expanded, our go to market model has also evolved, with a balanced mix between direct, distribution and OEM customers, and an increasing number of enterprise level customer relationships.

For the third quarter of 2016, revenue increased by $21.8 million as compared to the third quarter of 2015. By geography, performance in the third quarter was mixed. North America was slightly up, Europe was slightly down, Asia-Pacific and the rest of the world was up year over year. Within the quarter, we continued to experience a shift in revenue towards a more significant mix of software, recurring revenue, and services, driven both by organic growth and acquisitions.
During the first three quarters of fiscal 2016, we acquired three businesses, with total cash consideration of $13.6 million, all in our Engineering and Construction segment. The largest acquisition was a cloud-based software developer for the design of sustainable and high-performance buildings, based in London and New York. Our Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition.
In addition, during the first three quarters of 2016, we sold the Omega Group assets and Advanced Public Safety (APS) business for total cash consideration of $12.0 million. Both divested businesses provide software solutions for public safety agencies and were part of our Mobile Solutions segment. Our Condensed Consolidated Statements of Income exclude the operating results of the businesses from the dates of divestiture.
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

	Third Quarter of		First Three Quarters of
	2016	2015	2016	2015
(Dollars in millions)
Revenue:
Product	$384.9	$373.0	$1,185.5	$1,168.2
Service	105.6	103.9	316.9	310.5
Subscription	93.6	85.4	274.3	252.0
Total revenue	$584.1	$562.3	1,776.7	1,730.7
Gross margin	$309.0	$298.0	$925.2	$909.1
Gross margin %	52.9%	53.0%	52.1%	52.5%
Operating income	$55.3	$46.0	$125.7	$121.5
Operating income %	9.5%	8.2%	7.1%	7.0%
Revenue
In the third quarter of fiscal 2016, total revenue increased $21.8 million or 4% as compared to the third quarter of fiscal 2015. Product revenue increased $11.9 million or 3%, service revenue increased $1.7 million or 2%, and subscription revenue increased $8.2 million or 10%. In the first three quarters of fiscal 2016, total revenue increased $46.0 million or 3%, as compared to the first three quarters of fiscal 2015. Of this increase, product revenue increased $17.3 million or 1%, service revenue increased $6.4 million or 2%, and subscription revenue increased $22.3 million or 9%. For the third quarter, the product, service and subscription increases were primarily due to organic growth in Engineering and Construction and Mobile Solutions and to a lesser extent, acquisition growth in Field Solutions. Advanced Devices also contributed to the product revenue for the quarter. For the first three quarters, product, service and subscription revenue increases were due to organic growth in Engineering and Construction and Mobile Solutions, partially offset by a decrease within Field Solutions and Advanced Devices for the first three quarters of the year. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.

On a segment basis, Engineering and Construction revenue for the third quarter of fiscal 2016 increased $6.0 million or 2%, Mobile Solutions increased $6.9 million or 5%, Field Solutions increased $4.4 million or 6%, and Advanced Devices increased $4.5 million or 15%, as compared to the third quarter of fiscal 2015. Engineering and Construction revenue for the first three quarters of fiscal 2016 increased $29.2 million or 3% and Mobile Solutions increased $24.8 million or 6%, partially offset by a decrease in Field Solutions of $4.9 million or 2% and Advanced Devices of $3.1 million or 3%, as compared to the corresponding period of fiscal 2015. For the third quarter, Engineering and Construction revenue increased primarily driven by civil engineering and construction organic growth, partially offset by declines in geospatial. Field Solutions revenue increased due to strong performance in agriculture, particularly in Latin America. Mobile Solutions revenue increased due to continued growth in the transportation and logistics market. Advanced Devices revenue increased for the third quarter due to strong OEM and end user demand. For the first three quarters, Engineering and Construction revenue increased driven by civil engineering and construction, partially offset by declines in geospatial. Field Solutions revenue was down for the first three quarters due to softness in agriculture markets in the first quarter. Mobile Solutions revenue increased due to continued growth in the transportation and logistics market. Advanced Devices revenue was down for the first three quarters due to decreased OEM and end user demand in the first quarter as compared to prior year first quarter sales.
Gross Margin
Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin increased by $11.0 million and $16.1 million for the third quarter and first three quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015. Gross margin as a percentage of total revenue was 52.9% and 52.1% for the third quarter and first three quarters of fiscal 2016, respectively, as compared to 53.0% and 52.5% for the corresponding periods in fiscal 2015. The slight decrease for the third quarter and first three quarters was primarily attributable to geospatial product mix within Engineering and Construction and transportation and logistics hardware and subscription product mix within Mobile Solutions, partially offset by product mix within Field Solutions.
Operating Income
Operating income increased by $9.3 million and $4.2 million for the third quarter and the first three quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015. Operating income as a percentage of total revenue was 9.5% for the third quarter and 7.1% for the first three quarters of fiscal 2016, respectively, as compared to 8.2% and 7.0% for the corresponding periods in fiscal 2015.
The increases to operating income and operating income percentage for the third quarter were attributable to revenue increases across all segments and strong operating expense control as well as lower amortization of purchased intangible assets, partially offset by selected investments in growth opportunities in Engineering and Construction and Mobile Solutions. Operating income and operating income percentage for the first three quarters of fiscal 2016 was negatively impacted by a decrease in Field Solutions and Advanced Devices sales in the first quarter as compared to the prior year period.
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

The following table is a summary of revenue and operating income by segment:

	Third Quarter of		First Three Quarters of
	2016	2015	2016	2015
(Dollars in millions)
Engineering and Construction
Revenue	$332.4	$326.4	$993.4	$964.2
Segment revenue as a percent of total revenue	57%	58%	56%	56%
Operating income	$69.1	$68.8	$175.0	$166.3
Operating income as a percent of segment revenue	21%	21%	18%	17%
Field Solutions
Revenue	$77.9	$73.5	$271.0	$275.9
Segment revenue as a percent of total revenue	13%	13%	15%	16%
Operating income	$22.1	$19.5	$81.5	$85.0
Operating income as a percent of segment revenue	28%	27%	30%	31%
Mobile Solutions
Revenue	$138.5	$131.6	$412.9	$388.1
Segment revenue as a percent of total revenue	24%	23%	23%	22%
Operating income	$22.4	$23.1	$60.2	62.5
Operating income as a percent of segment revenue	16%	18%	15%	16%
Advanced Devices
Revenue	$35.3	$30.8	$99.4	$102.5
Segment revenue as a percent of total revenue	6%	6%	6%	6%
Operating income	$14.3	$10.8	$36.1	$37.1
Operating income as a percent of segment revenue	41%	35%	36%	36%
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	Third Quarter of		First Three Quarters of
	2016	2015	2016	2015
(Dollars in millions)
Consolidated segment operating income	$127.9	$122.2	$352.8	$350.9
Unallocated corporate expense	(18.0)	(19.7)	(58.9)	(60.1)
Restructuring charges	(4.0)	(3.0)	(11.0)	(9.8)
Stock-based compensation	(13.3)	(12.8)	(40.0)	(37.3)
Amortization of purchased intangible assets	(37.3)	(40.7)	(117.2)	(122.2)
Consolidated operating income	55.3	46.0	125.7	121.5
Non-operating income (expense), net:	(3.1)	(2.5)	(5.8)	2.0
Consolidated income before taxes	$52.2	$43.5	$119.9	$123.5
Unallocated corporate expense includes general corporate expense, acquisition costs and executive transition costs.
Engineering and Construction
Engineering and Construction revenue increased by $6.0 million or 2% and $29.2 million or 3% for the third quarter and first three quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015. Segment operating income was flat for the third quarter and increased $8.7 million or 5% for the first three quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015.
The revenue increase for the third quarter and first three quarters of fiscal 2016 was primarily due to civil engineering and construction driven by strong OEM sales, partially offset by declines in geospatial due to continued challenges in the North American market from the after effects of lower oil and gas prices which reduced product demand. Operating income increased for the third quarter and first three quarters of fiscal 2016 primarily due to stronger results in civil engineering and construction and operating expense control across all businesses, partially offset by weaker geospatial results and growth related investments in the segment.
Field Solutions
Field Solutions revenue increased $4.4 million or 6% for the third quarter of fiscal 2016 and decreased by $4.9 million or 2% for the first three quarters of fiscal 2016, as compared to the corresponding periods in fiscal 2015. Segment operating income increased by $2.6 million or 13% for the third quarter and decreased by $3.5 million or 4% for the first three quarters of fiscal 2016, as compared to the corresponding periods in fiscal 2015.
Field Solutions revenue increased for the third quarter, due to strong performance in agriculture, particularly in Latin America as well as the impact of acquisitions, partially offset by a decline in GIS. Operating income was up for the third quarter due to stronger agriculture results including higher margin product mix and expense control across all businesses, partially offset by weaker GIS results. Field Solutions revenue and operating income decreased for the first three quarters primarily due to softness in the agriculture markets in the first quarter and continued weakness in GIS, partially offset by the impact of acquisitions.
Mobile Solutions
Mobile Solutions revenue increased by $6.9 million or 5% and $24.8 million or 6% for the third quarter and first three quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015. Segment operating income was flat for the third quarter of fiscal 2016 and decreased by $2.3 million or 4% for first three quarters of fiscal 2016, as compared to the corresponding periods in fiscal 2015.
Mobile Solutions revenue increased for the third quarter and first three quarters of fiscal 2016 primarily due to continued organic growth in the transportation and logistics business, with strength expected throughout the year. Although revenue was up, operating income was down for third quarter and first three quarters of fiscal 2016 primarily due to the impact of lower margin product mix and growth related investments in the segment.
Advanced Devices
Advanced Devices revenue increased by $4.5 million or 15% for the third quarter of fiscal 2016 and decreased by $3.1 million or 3% for the first three quarters of fiscal 2016, as compared to the corresponding periods in fiscal 2015. Segment operating income increased by $3.5 million or 32% for the third quarter and decreased by $1.0 million or 3% for the first three quarters of fiscal 2016, as compared to the corresponding periods in fiscal 2015.
Advanced Devices revenue and operating income increased for the third quarter of fiscal 2016 primarily due to strong OEM and end user sales and operating expense control. Advanced Devices revenue and operating income decreased for the first three quarters of fiscal 2016 primarily due to weaker OEM and end user sales in the first quarter, as compared to the corresponding period in the prior year.
Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	Third Quarter of		First Three Quarters of
	2016	2015	2016	2015
(Dollars in millions)
Research and development	$86.9	$79.6	$266.6	$251.3
Percentage of revenue	15%	14%	15%	15%
Sales and marketing	$88.6	$89.1	$282.7	$281.8
Percentage of revenue	15%	16%	16%	16%
General and administrative	$59.2	$63.2	$193.1	$192.1
Percentage of revenue	10%	11%	11%	11%
Total	$234.7	$231.9	$742.4	$725.2
Percentage of revenue	40%	41%	42%	42%
Overall, R&D, S&M and G&A expense increased by approximately $2.8 and $17.2 million for the third quarter and first three quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015.

Research and development expense increased by $7.3 million or 9% and $15.3 million or 6% for the third quarter and first three quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015. Overall, research and development spending was 15% of revenue in both the third quarter and first three quarters of fiscal 2016, respectively, as compared to approximately 14% and 15% in the corresponding periods of fiscal 2015.
As compared to the prior year, the third quarter of fiscal 2016 research and development expense increased due to higher compensation expense, increased consulting costs, and an increase due to expense from acquisitions not applicable in the prior corresponding period, partially offset by a decrease due to favorable foreign exchange rates and other expenses.
As compared to the prior year, the first three quarters of fiscal 2016 research and development expense increased due to expense from acquisitions not applicable in the prior corresponding period, higher compensation expense, and increased consulting costs, partially offset by a decrease due to favorable foreign exchange rates and other expenses.

We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense was flat for both the third quarter and first three quarters of fiscal 2016, as compared to the corresponding periods in fiscal 2015. Overall, spending for sales and marketing was 15% and 16% of revenue in the third quarter and first three quarters of fiscal 2016, respectively, as compared to approximately 16% in both the corresponding periods of fiscal 2015.

As compared to the prior year, the third quarter of fiscal 2016 sales and marketing expense increased due to expense from acquisitions not applicable in the prior corresponding period, partially offset by a decrease in travel and other expenses.

As compared to the prior year, the first three quarters of fiscal 2016 sales and marketing expense increased due to expense from acquisitions not applicable in the prior corresponding period, partially offset by a decrease in travel and other expenses, and a decrease due to favorable foreign exchange rates.

General and administrative expense decreased by $4.0 million, or 6% for the third quarter of fiscal 2016 and increased by $1.0 million or 1% for the first three quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015. Overall, general and administrative spending was 10% and 11% of revenue in the third quarter and first three quarters of fiscal 2016, respectively, as compared to approximately 11% in both the corresponding periods of fiscal 2015.

As compared to the prior year, the third quarter of fiscal 2016 general and administrative expense decreased due to lower tax and legal costs, lower travel and consulting expense, and a decrease due to favorable foreign exchange rates, partially offset by an increase due to expense from acquisitions not applicable in the prior corresponding period.

As compared to the prior year, the first three quarters of fiscal 2016 general and administrative expense increased due to expense from acquisitions not applicable in the prior corresponding period, partially offset by a decrease due to lower tax and legal costs.
Restructuring charges
Restructuring charges primarily consist of severance and benefits, resulting from employee headcount reductions in connection with our restructuring programs related to decisions to streamline processes and reduce the cost structure. As of the end of the third quarter of fiscal 2016, our restructuring liability was $2.6 million, which was expected to be settled by the third quarter of fiscal 2017. Restructuring liabilities are reported within Other current liabilities on the Condensed Consolidated Balance Sheets.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets was $37.3 million in the third quarter of fiscal 2016, as compared to $40.7 million in the third quarter of fiscal 2015. Of the total $37.3 million in the third quarter of fiscal 2016, $15.5 million is presented as a separate line within Operating expense and $21.8 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. Of the total $40.7 million in the third quarter of fiscal 2015, $17.4 million is presented as a separate line within Operating expense and $23.3 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. Amortization in the third quarter and first three quarters of fiscal 2016 reflects acquisitions not included in the the corresponding periods of fiscal 2015 offset by the expiration of amortization for prior acquisitions. As of the end of the third quarter of fiscal 2016 future amortization of intangible assets is expected to be $35.1 million during the remainder of fiscal 2016, $128.4 million during 2017, $100.3 million during 2018, $59.8 million during 2019, $31.4 million during 2020 and $16.1 million thereafter.

Non-operating Income (Expense), Net
The components of Non-operating income (expense), net, were as follows:

	Third Quarter of		First Three Quarters of
	2016	2015	2016	2015
(Dollars in millions)
Interest expense	$(6.6)	$(6.4)	$(19.8)	$(19.1)
Foreign currency transaction gain (loss), net	—	0.1	(1.6)	1.2
Income from equity method investments, net	5.2	4.7	13.9	14.1
Other income (expense), net	(1.7)	(0.9)	1.7	5.8
Total non-operating income (expense), net	$(3.1)	$(2.5)	$(5.8)	$2.0
Non-operating income (expense), net decreased $0.6 million and $7.8 million for the third quarter and first three quarters of fiscal 2016, respectively, as compared to the corresponding periods in fiscal 2015. The decrease for the third quarter was primarily due to losses recognized on divested businesses, partially offset by gains on deferred compensation plan. The decrease for the first three quarters related to gains recognized on divested businesses in the prior year, as well as changes in foreign currency transaction gains and losses.
Income Tax Provision
Our effective income tax rate, after discrete items, for the third quarter of fiscal 2016 was 25%, as compared to 15% in the corresponding period in fiscal 2015. The lower tax rate in the third quarter of fiscal 2015 was primarily due to discrete tax benefits from U.S. research credits and U.S. production activities, and foreign net operating loss benefit. For the first three quarters of fiscal 2016, our effective income tax rate, after discrete items, was 21% as compared to 22% in the corresponding period in fiscal 2015. The decrease in the tax rate for the first three quarters of fiscal 2016 was primarily due to a one time discrete tax benefit from the APS divestiture in the second quarter of fiscal 2016, partially offset by the differences in the geographic mix of pre-tax income and a tax benefit from a closure of a foreign tax audit in the first quarter of fiscal 2015.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the third quarter of fiscal 2016 and fiscal year end 2015.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter of	Fiscal Year End
As of	2016	2015
(In millions)
Cash and cash equivalents	$213.5	$116.0
Short-term investments	62.1	—
Total cash, cash equivalents, and investments	275.6	116.0
As a percentage of total assets	7.4%	3.2%
Principal balance of outstanding debt	674.9	735.2

	First Three Quarters of
	2016	2015
(In millions)
Cash provided by operating activities	$282.0	$276.4
Cash used in investing activities	(78.6)	(113.4)
Cash used in financing activities	(107.5)	(177.0)
Effect of exchange rate changes on cash and cash equivalents	1.6	(10.4)
Net increase (decrease) in cash and cash equivalents	$97.5	$(24.4)

Cash and Cash Equivalents and Short-Term Investments
As of the end of the third quarter of fiscal 2016, cash, cash equivalents, and short-term investments totaled 275.6 million as compared to 116.0 million as of fiscal year end 2015. We had a principal balance of outstanding debt of $674.9 million as of the end of the third quarter of fiscal 2016, as compared to $735.2 million as of fiscal year end 2015.
Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
Our cash, cash equivalents and short-term investments are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions considered to be of reputable credit and to present little credit risk. Our investment policy requires the portfolio to include only securities with high credit quality and a weighted average maturity not to exceed 6 months, with the main objective of preserving capital and maintaining liquidity. We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short-term investments based on their nature and their availability for use in current operations. We believe that our cash and cash equivalents, short-term investments, and borrowings under our 2014 Credit Facility as described below under the heading “Debt”, will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures, acquisitions and stock repurchases under the stock repurchase program for at least the next twelve months.
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
Operating Activities
Cash provided by operating activities was $282.0 million for the first three quarters of fiscal 2016, as compared to $276.4 million for the first three quarters of fiscal 2015. The increase of $5.6 million was primarily driven by a decrease in working capital requirements.
Investing Activities
Cash used in investing activities was $78.6 million for the first three quarters of fiscal 2016, as compared to $113.4 million for the first three quarters of fiscal 2015. The decrease of $34.8 million was primarily due to reduced spending for business acquisitions and capital expenditures, partially offset by purchases of available-for-sale investments.

Financing Activities
Cash used in financing activities was $107.5 million for the first three quarters of fiscal 2016, as compared to $177.0 million for the first three quarters of fiscal 2015. The decrease of cash used in financing activities of $69.5 million was primarily due to a decrease in stock repurchases and payments on debt and revolving credit lines.
Accounts Receivable and Inventory Metrics

	Third Quarter of	Fiscal Year End
As of	2016	2015
Accounts receivable days sales outstanding	58	59
Inventory turns per year	4.6	4.0

Accounts receivable days sales outstanding were down at 58 days as of the end of the third quarter of fiscal 2016, as compared to 59 days as of the end of fiscal 2015. Accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 4.6 as of the end of the third quarter of fiscal 2016 and 4.0 as of the end of fiscal 2015. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
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
2014 Credit Facility
In November 2014, we entered into a five-year credit agreement with a group of lenders, which provides for an unsecured revolving loan facility of $1.0 billion (2014 Credit Facility). Under the 2014 Credit Facility, we may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. The interest rate on the non-current debt outstanding under the 2014 Credit Facility was 1.73% and 1.46% at the end of the third quarter of fiscal 2016 and fiscal year end 2015, respectively, and is payable on a quarterly basis. Amounts not borrowed under the revolving facility will be subject to a commitment fee. In February 2016, we entered into an amendment to the 2014 Credit Facility to facilitate our proposed reincorporation from California to Delaware and to effect other non-financial terms. In August 2016, we entered into a second amendment to revise a definition used in determining when a change of control of the Company may occur. We were in compliance with all covenants pertaining to the 2014 Credit Facility at the end of the third quarter of fiscal 2016.
Uncommitted Facilities
We also have two $75 million revolving credit facilities which are uncommitted (Uncommitted Facilities). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The $145.0 million outstanding at the end of the third quarter of fiscal 2016 and the $118.0 million outstanding at the end of fiscal 2015 under the Uncommitted Facilities are considered short-term. The weighted average interest rate on the Uncommitted Facilities was 1.40% at the end of the third quarter of fiscal 2016 and 1.37% the end of fiscal 2015.
Promissory Notes and Other Debt
At the end of the third quarter of fiscal 2016 and the end of fiscal 2015, we had promissory notes and other notes payable totaling approximately $0.9 million and $1.2 million, respectively, of which $0.6 million and $0.9 million, respectively, were classified as long-term in the Condensed Consolidated Balance Sheet.
For additional discussion of our debt, see Note 7 of Notes to Condensed Consolidated Financial Statements.
Repatriation of Foreign Earnings and Income Taxes
As of the third quarter of fiscal 2016, $195.1 million of cash and cash equivalents was held by our foreign subsidiaries, of which $5.8 million was borrowed from the U.S. under intercompany financing arrangements. If these loaned funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. federal and state taxes to repatriate the loaned funds. To the extent of other repatriation of cash held by foreign entities, we generally would be required to pay U.S. federal and state taxes.  While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. However, if we were to make significant acquisitions or stock repurchases, we may be required to increase our outstanding indebtedness, which could result in increased borrowing costs. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2014 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
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
Non-GAAP non-operating expense, net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating expense, net excludes acquisition and divestiture gains/losses associated with unusual acquisition related items such as intangible asset impairment charges and gains or losses related to the acquisition or sale of certain businesses and investments. Non-GAAP non-operating expense, net also excludes the write-off of debt issuance cost associated with terminated and/or modified credit facilities and costs associated with the issuance of new credit facilities and Senior Notes that were not capitalized as debt issuance costs. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
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
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our ""core operating performance"" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangible assets, stock based compensation, acquisition and divestiture items, executive transition costs, write-off of debt issuance costs and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items ( A ) - ( H ) below.

(In millions, except per share amounts)		Third Quarter				First Three Quarters of
		2016		2015		2016		2015
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$309.0	52.9%	$298.0	53.0%	$925.2	52.1%	$909.1	52.5%
Restructuring charges	( A )	0.5	0.1%	0.3	0.1%	1.2	0.1%	0.8	—%
Amortization of purchased intangible assets	( B )	21.8	3.7%	23.3	4.1%	69.9	3.9%	68.8	4.0%
Stock-based compensation	( C )	0.9	0.2%	1.0	0.2%	2.8	0.1%	2.9	0.2%
Non-GAAP gross margin:		$332.2	56.9%	$322.6	57.4%	$999.1	56.2%	$981.6	56.7%
OPERATING EXPENSES:
GAAP operating expenses:		$253.7	43.4%	$252.0	44.8%	$799.5	45.0%	$787.6	45.5%
Restructuring charges	( A )	(3.5)	(0.6)%	(2.7)	(0.5)%	(9.8)	(0.5)%	(9.0)	(0.5)%
Amortization of purchased intangible assets	( B )	(15.5)	(2.7)%	(17.4)	(3.1)%	(47.3)	(2.7)%	(53.4)	(3.1)%
Stock-based compensation	( C )	(12.4)	(2.1)%	(11.8)	(2.1)%	(37.2)	(2.1)%	(34.4)	(2.0)%
Acquisition / divestiture items	( D )	(0.9)	(0.1)%	(2.4)	(0.4)%	(3.4)	(0.2)%	(8.0)	(0.4)%
Executive transition costs	( E )	—	—%	—	—%	(1.0)	(0.1)%	—	—%
Non-GAAP operating expenses:		$221.4	37.9%	$217.7	38.7%	$700.8	39.4%	$682.8	39.5%
OPERATING INCOME:
GAAP operating income:		$55.3	9.5%	$46.0	8.2%	$125.7	7.1%	$121.5	7.0%
Restructuring charges	( A )	4.0	0.7%	3.0	0.5%	11.0	0.6%	9.8	0.6%
Amortization of purchased intangible assets	( B )	37.3	6.4%	40.7	7.2%	117.2	6.6%	122.2	7.1%
Stock-based compensation	( C )	13.3	2.3%	12.8	2.3%	40.0	2.2%	37.3	2.1%
Acquisition / divestiture items	( D )	0.9	0.1%	2.4	0.5%	3.4	0.2%	8.0	0.5%
Executive transition costs	( E )	—	—%	—	—%	1.0	0.1%	—	—%
Non-GAAP operating income:		$110.8	19.0%	$104.9	18.7%	$298.3	16.8%	$298.8	17.3%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$(3.1)		$(2.5)		$(5.8)		$2.0
Acquisition / divestiture items	( D )	2.8		(0.2)		0.1		(5.8)
Non-GAAP non-operating expense, net:		$(0.3)		$(2.7)		$(5.7)		$(3.8)

			GAAP and Non-GAAP Tax Rate %	( H )	GAAP and Non-GAAP Tax Rate %	( H )	GAAP and Non-GAAP Tax Rate %	( H )	GAAP and Non-GAAP Tax Rate %	( H )
INCOME TAX PROVISION:
GAAP income tax provision:		$13.0	25%	$6.5	15%	$25.4	21%	$26.7	22%
Non-GAAP items tax effected:	( F )	14.6		8.8		36.3		37.8
Difference in GAAP and Non-GAAP tax rate	( G )	(1.1)		9.2		8.5		6.3
Non-GAAP income tax provision:		$26.5	24%	$24.5	24%	$70.2	24%	$70.8	24%
NET INCOME:
GAAP net income attributable to Trimble Navigation Limited		$39.2		$37.1		$94.7		$97.1
Restructuring charges	( A )	4.0		3.0		11.0		9.8
Amortization of purchased intangible assets	( B )	37.3		40.7		117.2		122.2
Stock-based compensation	( C )	13.3		12.8		40.0		37.3
Acquisition / divestiture items	( D )	3.7		2.2		3.5		2.2
Executive transition costs	( E )	—		—		1.0		—
Non-GAAP tax adjustments	( F ) + ( G )	(13.5)		(18.0)		(44.8)		(44.1)
Non-GAAP net income attributable to Trimble Navigation Limited		$84.0		$77.8		$222.6		$224.5

DILUTED EARNINGS PER SHARE:
GAAP diluted earnings per share attributable to Trimble Navigation Limited		$0.15		$0.14		$0.37		$0.37
Restructuring charges	( A )	0.02		0.01		0.05		0.04
Amortization of purchased intangible assets	( B )	0.15		0.16		0.46		0.47
Stock-based compensation	( C )	0.05		0.05		0.16		0.14
Acquisition / divestiture items	( D )	0.01		0.01		0.02		0.01
Executive transition costs	( E )	—		—		—		—
Non-GAAP tax adjustments	( F ) + ( G )	(0.05)		(0.07)		(0.18)		(0.17)
Non-GAAP diluted earnings per share attributable to Trimble Navigation Limited		$0.33		$0.30		$0.88		$0.86

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

B.
Amortization of purchased intangible assets. Included in our GAAP presentation of gross margin and operating expenses is amortization of purchased intangible assets. U.S. GAAP accounting requires that intangible assets are recorded at fair value and amortized over their useful lives. Consequently, the timing and size of our acquisitions will cause our operating results to vary from period to period, making a comparison to past performance difficult for investors. This accounting treatment may cause differences when comparing our results to companies that grow internally because the fair value assigned to the intangible assets acquired through acquisition may significantly exceed the equivalent expenses that a company may incur for similar efforts when performed internally. Furthermore, the useful life that we expense our intangible assets over may be substantially different from the time period that an internal growth company incurs and recognizes such expenses. We believe that by excluding the amortization of purchased intangible assets, which primarily represents technology and/or customer relationships already developed, it provides an alternative way for investors to compare our operations pre-acquisition to those post-acquisitions and to those of our competitors that have pursued internal growth strategies. However, we note that companies that grow internally will incur costs to develop intangible assets that will be expensed in the period incurred, which may make a direct comparison more difficult.

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the third quarter and the first three quarters of fiscal years 2016 and 2015, stock-based compensation was allocated as follows:

	Third Quarter		First Three Quarters of
(Dollars in millions)	2016	2015	2016	2015
Cost of sales	$0.9	$1.0	$2.8	$2.9
Research and development	2.2	2.1	6.9	6.4
Sales and Marketing	2.1	2.2	6.3	6.7
General and administrative	8.1	7.5	24.0	21.3
	$13.3	$12.8	$40.0	$37.3

D.
Acquisition / divestiture items. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, and integration costs, as well as adjustments to the fair value of earn-out liabilities. Included in our GAAP presentation of non-operating income (expense), net, acquisition / divestiture items includes unusual acquisition, investment, or divestiture gains/losses. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

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

G.
Difference in GAAP and Non-GAAP tax rate. This amount represents the difference between the GAAP and Non-GAAP tax rates applied to the Non-GAAP operating income plus the Non-GAAP non-operating income, net.

H.
GAAP and non-GAAP tax rate %. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.

Non-GAAP Operating Income
Non-GAAP operating income increased by $5.9 million or 6% for the third quarter of fiscal 2016 and was flat for the first three quarters of fiscal 2016, respectively, as compared to the corresponding period in fiscal 2015. Non-GAAP operating income as a percentage of total revenue was 19.0% and 16.8% for the third quarter and first three quarters of fiscal 2016, respectively, as compared to 18.7% and 17.3% for the corresponding periods in fiscal 2015.
Non-GAAP operating income increased for the third quarter of fiscal 2016, as compared to the prior year, primarily due to revenue increases across all segments and strong operating expense control, partially offset by selected investments in growth opportunities in Engineering and Construction and Mobile Solutions. Non-GAAP operating income for the first three quarters of fiscal 2016 was flat primarily due to product mix in both Engineering and Construction and Mobile Solutions, as well as investments in growth opportunities for both segments. In addition, operating income for the first three quarters of fiscal 2016 was negatively impacted by a decrease in Field Solutions high margin product sales and a decrease in Advanced Devices sales in the first quarter as compared to the prior year period.

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
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the third quarter of fiscal 2016, the impacts by foreign currency exchange were immaterial on both revenue and operating income.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Swiss Franc, Euro, British pound and New Zealand and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the third quarter of fiscal 2016 and fiscal year end 2015 are summarized as follows (in millions):

	Third Quarter of Fiscal 2016		Fiscal Year End 2015
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$106.9	$0.1	$(86.5)	$1.3
Sold	$96.8	$—	$88.1	$(0.5)

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table provides information relating to our purchases of equity securities for the third quarter of fiscal 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

July 2, 2016 – August 5, 2016	413,973	$24.16	413,973	$147,698,817	(1)
August 6, 2016 – September 2, 2016	—		—	—
September 3, 2016 – September 30, 2016	—		—	—
Total	413,973		413,973

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

TRIMBLE INC.
(Registrant)

By:	/s/ Robert G. Painter
Robert G. Painter
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: November 7, 2016

EXHIBIT INDEX
.

3.1	Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (2)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (3)

10.1
Second Amendment dated as of August 9, 2016 to the Five-Year Credit Agreement dated November 24, 2014 among the Company, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 7, 2016. (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 7, 2016. (4)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 7, 2016. (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 7, 2016. (4)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 3.1 to the registrant’s Current Report on Form 8-K filed October 3, 2016.

(2)	Incorporated by reference to exhibit number 3.2 to the registrant’s Current Report on Form 8-K filed October 3, 2016.

(3)	Incorporated by reference to exhibit number 4.1 to the Company’s Current Report on Form 8-K, filed October 3, 2016.

(4)	Furnished or filed herewith.