Form 10-K
period 2016-12-30
TRIMBLE INC.
filed 2017-02-24
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-14845
____________________________________________________
TRIMBLE INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-2802192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

935 Stewart Drive, Sunnyvale, CA	94085
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 481-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which stock registered
Common Stock, $0.001 par value	NASDAQ Global Select Market

Preferred Share Purchase Rights	NASDAQ Global Select Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 1, 2016, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6.1 billion based on the closing price as reported on the NASDAQ Global Select Market. Shares of common stock held by each officer and director of the registrant have been excluded in that such person may be deemed to be an affiliate. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2017
Common stock, $0.001 par value	252,283,685 shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of Trimble Inc. Proxy Statement relating to the annual meeting of stockholders to be held on May 2, 2017 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:

•	the portion of our revenue coming from sales to international customers;

•	seasonal fluctuations in our construction and agricultural equipment business revenues, macroeconomic conditions, and business conditions in the markets we serve;

•	our plans to continue to invest in research and development at a rate consistent with our past, to develop and introduce new products, to improve our competitive position, and to enter new markets;

•	our belief that increases in recurring revenue from our software and solutions will provide us with enhanced business visibility over time;

•	our potential exposure in connection with pending proceedings;

•
our belief that our cash and cash equivalents and short-term investments, together with borrowings under our 2014 Credit Facility, will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures, and stock purchases under the stock repurchase program for at least the next twelve months;

•	fluctuations in interest rates; and

•	the imposition of barriers to international trade.
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

TRIMBLE INC.
2016 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Trimble Inc., a Delaware corporation, is a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Our solutions are used across a range of industries including agriculture, architecture, civil engineering, survey and land administration, construction, geospatial, environmental management, government, natural resources, transportation and utilities. Representative Trimble customers include engineering and construction firms, surveying companies, farmers and agricultural companies, enterprise firms with large-scale fleets, energy, mining and utility companies, and state, federal and municipal governments.
Our focus is on integrating our broad technological and application capabilities to create solutions that transform how work is done within the industries we serve. Our products are sold based on return on investment and provide benefits such as lower operational costs, higher productivity, improved quality, enhanced safety and regulatory compliance, and reduced environmental impact. Representative products include equipment that automates and enables increased precision within large industrial equipment such as tractors and bulldozers; integrated systems that track fleets of vehicles and workers and provide real-time information and analytics to the back-office; data collection systems that enable the management of large amounts of geo-referenced information; software solutions that connect all aspects of a construction site or a farm; and building information modeling (BIM) software that is used throughout the design, build, and operation of buildings.
Our customers increasingly demand integration of individual point solutions, whether hardware sensors or software applications, in order to improve their complete work processes. Our solutions provide the connections between hardware and applications, rather than requiring customers to integrate point solutions on their own. We also increasingly provide additional services (training, consulting, technical support and integration services) to link our solutions with existing customer solutions, such as ERP systems.
Many of our products integrate real-time positioning or location technologies with wireless communications and software or information technologies. Information about location or position is transmitted via a wireless link to a domain-specific software application which enhances the productivity of the worker, asset or work process. Position is provided through a number of technologies including the Global Positioning System (GPS), other Global Navigation Satellite Systems (GNSS) and their augmentation systems, and systems that use laser, optical, inertial or other technologies to establish real-time position. Integration of wireless communications in our solutions facilitates real-time data flow, communication and situational awareness within sites and between work sites or vehicles and offices.
Software is a key element of most of our solutions and accounts for a steadily increasing portion of our business. Our software products and services range from embedded real-time firmware, through field service and location oriented solutions on handheld and other small footprint devices, to application software that integrates field data with large scale enterprise back-office applications. Many of our software solutions are built on configurable and enterprise grade scalable platforms that can be tailored to the workflows that our customers follow to implement their customized business processes. Our software capabilities include extensive 3-D modeling, analysis and design solutions, civil engineering alignment selection solutions, design and data preparation software, BIM software, cloud-based collaboration solutions, applications for advanced surveying and geospatial data collection and analysis, as well as a large suite of domain-specific software applications used across a host of industries including agriculture, construction, utilities, and transportation. Our software is sold as a perpetual license or as a subscription, and can be delivered for on-premise installation or in a hosted environment as Software as a Service (SaaS). Our software products allow our customers to optimize their work processes for targeted outcomes, improve their productivity, gain insight into their projects and operations, to enhance their decision making and to gain maximum benefit from a broad range of other Trimble products and systems.
Our global operations include major development, manufacturing, or logistics operations in the United States, Sweden, Finland, Germany, New Zealand, Canada, the United Kingdom, the Netherlands, China, and India. Products are sold in more than 100 countries, through dealers, representatives, joint ventures and other channels throughout the world, as well as direct sales to end users. Sales are supported by our own offices located in more than 35 countries around the world.

We began operations in 1978 and were originally incorporated in California as Trimble Navigation Limited in 1981. On October 1, 2016, Trimble Navigation Limited changed its name to Trimble Inc. and changed its state of incorporation from the State of California to the State of Delaware. Our common stock has been publicly traded on NASDAQ since 1990 under the symbol TRMB.
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

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have over time redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D and acquisitions. We have been spending an average of 14% of revenue over the past several years on R&D and currently have over 1,200 unique patents. We intend to continue to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for opportunities where the opportunity for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

•
Increasing focus on software and services - Software and services are increasingly important elements of our solutions and are core to our growth strategy. Trimble generally has an open application programming interface (API) philosophy and open vendor environment which leads to increased adoption of our software offerings. The increased recurring revenue from these solutions is expected to provide us with enhanced business visibility over time. Professional services constitute an additional growth channel that helps our customers integrate and optimize the use of our offerings in their environment.

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 35 countries and distribution channels in over 100 countries. In 2016, over 50% of our sales were to customers located in countries outside of the U.S.

•
Optimized go to market strategies to best access our markets - We utilize vertically-focused distribution channels that leverage domain expertise to best serve the needs of individual markets domestically and abroad. These channels include independent dealers, joint ventures, original equipment manufacturers (OEM) sales, and distribution alliances with key partners, such as CNH Global, Caterpillar and Nikon, as well as direct sales to end-users, that provide us with broad market reach and localization capabilities to effectively serve our markets.

•
Strategic acquisitions - Organic growth continues to be our primary focus, while acquisitions serve to enhance our market position. We acquire businesses that bring domain expertise, technology, products, or distribution capabilities that augment our portfolio and allow us to penetrate existing markets more effectively, or to establish a market beachhead. Our success in targeting and effectively integrating acquisitions is an important aspect of our growth strategy.

Business Segments and Markets
We are organized into four reporting segments encompassing our various applications and product lines: Engineering and Construction, Field Solutions, Mobile Solutions and Advanced Devices. Our segments are distinguished by the markets they serve. Each segment consists of businesses which are responsible for product development, marketing, sales, strategy and financial performance. For further financial information about our segments, see Note 6 to the Consolidated Financial Statements.
Engineering and Construction
The Engineering and Construction segment primarily serves customers working in architecture, engineering, construction, surveying, natural resources and government. Within this segment our most substantial product portfolios are focused on civil engineering and construction, building construction, and geospatial.
Civil Engineering and Construction. Before dirt is ever moved in civil construction, feasibility, design and scheduling are critical steps to site construction. Trimble provides the industry with a continuum of field solutions, software solutions and services at every stage of the project - from planning and design, to construction, operation and maintenance. Our civil construction solutions are used in civil infrastructure such as roads, railways, airports, land management, solar farms, marine and landfills. Our solutions are used across the entire project life cycle to improve productivity, reduce waste and re-work, and enable more informed decision making through enhanced situational awareness, data flow and project collaboration. At the same time, our solutions can improve worker safety and reduce environmental impact. Our suite of integrated solutions and technologies in this area includes field and office software for optimized route selection and design, systems to automatically guide and control construction equipment such as excavators, bulldozers, wheel loaders, motor graders and paving equipment, systems to monitor, track and manage assets, equipment and workers, and software to facilitate the sharing and communication of data in real time. Together, these solutions are designed to transform how work is done within the heavy civil construction industry.
The Connected Site describes our civil construction market portfolio, which integrates data and information across the entire construction process and across mixed fleets. This includes data from site positioning and machine control systems, construction asset management equipment and services, and various software applications. Utilizing wireless and internet-based site communications infrastructure, our Connected Site solutions include the ability to track and control equipment, perform remote machine diagnostics and reduce re-work. By leveraging the Connected Site technology, contractors gain greater insight into their operations, helping them to lower costs and improve productivity, worker safety, and asset utilization.
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
During 2016, we announced a number of developments, including the formation of factory fit, Trimble-Ready programs, with various original equipment manufacturers (OEM) within our Civil Engineering and Construction business. We also announced the introduction of office software, site positioning and machine control solutions designed for site and utility contractors and owner/operators. These solutions offer small to mid-sized contractors a reliable, flexible and affordable option to leverage construction technology.
Building Construction. The Trimble Buildings portfolio of solutions for the commercial and industrial building industry spans the entire lifecycle of a building and is used by architects, designers, general contractors, sub-contractors, engineers, and facility owners or lessees. These solutions serve to improve productivity and to enhance data sharing and collaboration across different teams and stakeholders to help keep projects within cost, time and quality targets. The suite of technologies and solutions we provide to the building industry includes software for 3D conceptual design and modeling, BIM software which is used in design, construction and maintenance, advanced integrated site layout and measurement systems, cost estimating, scheduling, and project controls solutions for contractors, applications for sub-contractors and trades such as steel, concrete and mechanical, electrical and plumbing, and a best of breed integrated workplace management services (IWMS) software suite for real estate management, project coordination, capital program planning and management, and facility management for building owners and program managers. In addition, Trimble’s Connect collaboration platform streamlines customer workflows and enables interoperability between Trimble’s solutions. Our joint venture with Hilti, a leading global provider of solutions to the building trades, develops products which integrate Trimble’s positioning and asset management technologies with Hilti’s tools capabilities to create smarter tools and smarter construction sites. Together, these solutions for the building industry serve to automate, streamline and transform work processes across the building construction industry. Our solutions provide customer benefits such as reduced costs, reduced waste and re-work, increased worker safety and efficiencies, faster project completion times, improved information flow, better decision making and enhanced quality control.
During the year, we announced advances in several of our software packages and solutions. We launched Trimble ProjectSight, a new generation of our cloud-based project controls solution for construction managers and general contractors, which is a web and mobile solution that streamlines the creation, access and sharing of project information between the office and the jobsite for more efficient, accurate and predictable project delivery. Additionally, we collaborated with the Hilti Group to deliver new software integration and data exchange solutions, which are intended to facilitate the sharing of design information between software applications, provide easy access to data in the cloud, and provide more design content, specification information and pricing to our users. We also launched our SketchUp Viewer for Microsoft HoloLens, which is a new mixed-reality solution that allows users to virtually inhabit and experience their designs to improve quality, communication and efficiency in the design, construction and operation of buildings.
During 2016, we acquired Building Data, whose managed content and software solutions enable Mechanical, Electrical and Plumbing (MEP) contractors and engineers to produce intelligent, constructible models by including manufacturing-specific content from a proprietary database of over 6 million 3D data components. The combination of Building Data’s experience in Building Information Modeling (BIM) content, paired with Trimble’s leadership in providing software and hardware solutions for building construction, will enhance our offerings designed to provide contractors and engineers with increased efficiencies throughout the building lifecycle.
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
In 2016, we launched a next-generation survey instrument, the Trimble SX10 Scanning Total Station, which merges high-speed 3D scanning, enhanced Trimble VISION imaging technology and high-accuracy total station measurements into familiar field and office workflows for surveyors. We also launched Trimble® Catalyst, a software-defined Global Navigation Satellite System (GNSS) receiver that works with select Android mobile handhelds, smartphones and tablets, which, when combined with a small, lightweight, plug-and-play digital antenna and subscription to the Catalyst service, provides on-demand GNSS, geo-location capabilities to transform consumer devices into high-accuracy mobile data collection systems.
We sell and distribute our products in the Engineering and Construction segment through multiple global networks of independent dealers with expertise and customer relationships in their respective segments, each supported by Trimble personnel. In 2016, the network of SITECH Technology Dealers, which serves the civil construction industry, expanded to 111 dealers worldwide across all regions, including the Americas, Europe, Middle East, Africa, Asia, China, and the South Pacific. We also made significant progress during the year with BuildingPoint, an initiative to form a global network of distribution partners to serve the needs of the building construction industry.
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
Agriculture. Our precision agriculture products consist of guidance and positioning systems, automated application systems and information management solutions that enable farmers and their partners to improve crop performance, profitability and environmental quality. Trimble precision agriculture solutions can assist farmers throughout every step of their farming process, beginning with land preparation and continuing through the planting, nutrient and pest management, and harvesting phases of a crop cycle. We provide manual and automated navigation guidance for tractors and other farm equipment used in spraying, planting, cultivating, and harvesting applications. The benefits to the farmer include faster machine operation, higher yields, and lower consumption of fuel and chemicals than conventional equipment. In addition, we provide solutions to automate application of pesticide and seeding. Our water solutions help farmers minimize their water costs and distribute water more efficiently, and include applications for leveling agricultural fields for irrigation, aligning drainage systems to better manage water flow in fields, and controlling water application in linear and pivot irrigation systems.
During 2016, we continued to develop our precision agriculture portfolio. We expanded our portfolio of Android-based display with the introduction of the MMX-070 tablet and continued to add more applications to our in-field mobile environment. We launched Vertical RTK, a grade control system for agriculture, which enables land improvement contractors to reduce downtime and costly delays by significantly enhancing vertical accuracy and stability of single baseline RTK systems. In the water management area, we released an industry-first technology for irrigation called Irrigate-IQ optimal flow. This technology enables farmers to utilize no-spray areas on center pivot irrigation systems that do not have a variable frequency drive pump, while keeping the pressure regulated across the pivot. Now, farmers who were unable to change the application across the pivot due to pumping equipment limitations can benefit from using no spray areas to focus water where it is needed, without the risk of damage due to significant pressure changes. In addition to Irrigate-IQ optimal flow, we also launched Irrigate-IQ uniform corner which enables farmers to apply a consistent application in areas covered by the corner arm. The solution utilizes individual nozzle control to minimize gaps and overlaps that are typically seen in traditional corner arm systems. As a result, farmers can extend the capabilities of their current corner arm by optimizing water use and preventing over- or under-watering.
Solutions which use data to enhance farm productivity are an increasing focus in our agriculture business. In 2016, we consolidated a number of Trimble Agriculture's software brands and platforms into a single Trimble Ag Software solution. This integrated solution is designed to not only help farmers seeking solutions to integrate all of the information on the farm, but where advisors, suppliers, and purchasers can share information to improve efficiencies. Trimble Ag Software enables a chain of custody where the farm can pass critical food safety and sustainability information to processors, distributors and ultimately to consumers who seek transparency. Acquired in 2015, Agri-Trend’s Professional Agricultural Coaching services help farmers allocate scarce resources to produce a safe, reliable, and profitable food supply in an environmentally sustainable manner. The combination of our software platform and the coaching advisory services enables farmers to make more informed decisions leading to higher yields, better quality crops, increased profitability, and reduced environmental impact. Trimble Ag Software and Agri-Trend Coaching services are available in many locations including within our Vantage distribution channel.
In the course of 2016, we continued to add third-party applications to our Android-based TMX-2050 display platform, enabling customers to view more complete data from multiple industry software platforms and machines, in addition to the wide range of applications Trimble already offers.
We use multiple distribution approaches to access the agricultural market, including independent dealers and direct selling to enterprise accounts. A significant portion of our sales are through CNH Global and affiliated dealer networks. During 2016 we expanded our Vantage global distribution channel. Vantage distributors provide a premier level of technical expertise, customer service and support capabilities and operate with a strategy that fosters technology interoperability in mixed fleets used on a farm. Vantage partners are committed to providing reliable, responsive and dedicated infield service and support as well as creating a hassle free experience for the grower and their advisors when implementing advanced technology solutions. They also provide training so farmers and advisors have a better understanding of how to use the technology in a way that best meets their farming needs. We currently have Vantage partners in over 12 countries across 4 continents. Competitors in this market are vertically integrated farm equipment and implement companies such as John Deere and agricultural instrumentation companies such as Raven and Ag Junction. As we expand our business in agronomic services and data oriented applications, we expect to increasingly compete with major input suppliers such as Monsanto. We compete principally on the basis of robust performance, ease of use, price, interoperability, interconnectedness and the completeness of our solutions.
Geographic Information Systems (GIS). Our GIS product line collects authoritative field data and integrate that data into GIS databases. Our handheld data collection systems allow users to quickly log positions and descriptive information about their assets, ensure the integrity and accuracy of GIS information and ultimately, enable better decision-making. Through a combination of wireless technologies and software solutions, fieldwork results are seamlessly delivered to the back-office GIS, and mobile workers can also access GIS information remotely. This capability provides significant advantages to users including improved productivity, accuracy and access to information in the field.
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
Transportation and Logistics. In the transportation and logistics market, we offer a suite of solutions marketed under the Trimble, PeopleNet, GEOTrac, TMW and ALK Technologies brands. Together, this range of products provides a comprehensive fleet and transportation management, analytics, routing, mapping, reporting and predictive modeling solution to enable the transportation and logistics industry to achieve greater overall operational efficiency, fleet performance, and profitability while ensuring regulatory compliance. Our fleet productivity and enterprise software offerings are comprised primarily of the PeopleNet, TMW, Vusion, PC*Miler, CoPilot and FleetWorks mobile platforms. Our enterprise strategy focuses on sales to large enterprise accounts with more than 1,000 vehicles. In addition to Trimble-hosted solutions, we also integrate our applications and services directly into the customer’s IT infrastructure.
The PeopleNet mobile communications system includes solutions encompassing route management, safety and compliance, end-to-end vehicle management, and supply chain communications. PeopleNet's products are used by more than 1,500 transportation fleets in the US and Canada. GEOTrac’s telematics systems provide end-to-end solutions for oil & gas road mapping, vehicle monitoring, geofencing, messaging and alerting, driver productivity, distress notification, lone worker monitoring, reporting and maintenance monitoring. The CarCube/FleetWorks solution is tailored for transportation and logistics companies in Europe and Australia. TMW's transportation software platform serves as a central hub from which the core operations of transportation organizations are managed, data is stored and analyzed, and mission critical business processes are automated. Our software platform automates business processes spanning the entire surface transportation lifecycle, order-to-cash, delivering visibility, control, and decision support for the intricate relationships and complex processes involved in the movement of freight. TMW software technologies serve more than 2,300 customers, including many of the most sophisticated and complex transportation companies, as well as hundreds of smaller regional and local operations in North America. In our Mobile Solutions segment, customers manage nearly two million vehicles and mobile assets with $71 billion in annual freight spend, and direct more than 500,000 trucks in North America, Europe, Latin America and Australia-New Zealand. Furthermore, TMW acquired ALK

Technologies in 2013. ALK is a transportation technology company dedicated to innovative routing, mileage, mapping and mobile navigation solutions. We are known for providing trusted industry standard data to seamless integration. ALK solutions are developed for commercial and consumer end users.
Together the PC*Miler, CoPilot and ALK Maps products provide a truck routing, mileage and mapping solution and a voice guided turn-by-turn navigation solution. TMW's enterprise software also integrates with more than 215 partners, including PeopleNet's fleet productivity solutions.
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
The Mobile Solutions segment generally sells directly to end-users. Sales cycles tend to be long due to field trials followed by an extensive decision-making process. Key competitors in this segment include Omnitracs, Fleetmatics, Teletrac, and McLeod, among others. We compete principally on the basis of interoperability, customer support and service, price, innovative product offerings, quality, and provision of a complete solution.
Advanced Devices
Advanced Devices includes the product lines from our Embedded Technologies, Timing, Applanix, Military and Advanced Systems (MAS) businesses. These businesses share several common characteristics: they are hardware centric, generally market to OEMs, system integrators and service providers, and have products that can be utilized in a number of different end user markets and applications. The various operations that comprise this segment were aggregated on the basis that these operations do not exceed 10% of our total revenue, operating income or assets.
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
Our Applanix business is a leading provider of advanced products and enabling solutions that maximize productivity through mobile mapping and positioning to professional markets worldwide. Applanix develops, manufactures, sells, and supports high-value, precision products that combine GNSS with inertial sensors for accurate measurement of position and attitude, flight management systems, and scalable mobile mapping solutions used in airborne, land, marine and autonomy-related applications.
Sales are made by our direct sales force to end-users, systems integrators, and OEMs, and through regional agents. Competitors include OxTS, IGI and Novatel. We compete principally on the basis of product features, performance and domain knowledge.
Patents, Licenses and Intellectual Property
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We hold over 1,200 unique issued and enforceable patents, the majority of which cover GNSS based technologies and other applications such as optical and laser technology. We are not dependent on any one patent. We also own numerous trademarks and service marks that contribute to the identity and recognition of Trimble and its products and services globally. We generally prefer to own the intellectual property used in our products, either directly or through subsidiaries. From time to time we license technology from third parties.

Competition
Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Within our markets, we encounter direct competition from other GNSS, software, optical and laser suppliers such as Hexagon and Topcon, and competition may intensify from various larger U.S. and non-U.S. competitors. Our hardware products are increasingly subject to competition from existing and new entrants from emerging markets such as China, which compete aggressively on price at the lower priced end of the market. Our integrated hardware and software products may also be subject to increasing competition from mass market devices such as smartphones and tablets combined with relatively inexpensive applications, which have not been heavily used for commercial applications in the past.
Many of our products and solutions are focused on specific industries. In each of these industries we face competition from companies providing point solutions or more traditional, less technology intensive products and services, and these companies often have greater financial resources and more established and recognized brands in those industries. Competing in vertical markets with more established industry participants requires that we successfully establish a market position and market new and sometimes unfamiliar technology and automated solutions to customers that have not previously used such products. We also increasingly offer enterprise level solutions designed to meet the specific needs of our target industries. In doing so, we face competition from larger and more well established providers of enterprise software and services with whom we have not previously competed. See also "Risk Factors - We face substantial competition in our markets which could decrease our revenue and growth rates or impair our operating results and financial condition."
Sales and Marketing
We tailor our distribution to the needs of our products and regional markets around the world. Many of our products are sold worldwide primarily through indirect channels, including distributors, dealers and authorized representatives. Occasionally we grant exclusive rights to market certain products, or within specific countries. These channels are supported by our regional sales offices throughout the world. We also utilize distribution alliances, OEM relationships, and joint ventures with other companies as a means to serve selected markets, as well as direct sales to end-users.
During fiscal 2016, sales to customers in the United States represented 49%, Europe represented 24%, Asia Pacific represented 15%, and other regions represented 12% of our total revenue.
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
Manufacturing
We outsource the manufacturing of many of our hardware products to our key contract manufacturing partners that include Flextronics International Limited, Benchmark Electronics Inc. and Jabil. Our contract manufacturing partners are responsible for significant material procurement, assembly and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our current contract with Flextronics continues in effect until either party gives the other ninety days written notice. We also utilize original design manufacturers for some of our products.

We manufacture our laser and optics-based products, as well as some of our GPS products, at our plants in Dayton, Ohio; Danderyd, Sweden and Shanghai, China. Some of these products or portions of these products are also subcontracted to third parties for assembly.

Our design manufacturing and distribution sites in Dayton, Ohio; Sunnyvale, California; Danderyd, Sweden; Eersel, Netherlands, Auckland, New Zealand and Shanghai, China are registered to ISO9001:2015, covering the design, production, distribution, and servicing of all our products.

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
Employees
At the end of fiscal 2016, we employed 8,388 employees, with approximately 55% of employees in locations outside the United States.
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
In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:
Trimble Inc.
935 Stewart Drive, Sunnyvale, CA 94085
Attention: Investor Relations Telephone: 408-481-8000
Executive Officers
The names, ages and positions of the Company’s executive officers as of February 20, 2017 are as follows:

Name	Age	Position
Steven W. Berglund	65	President and Chief Executive Officer
Robert G. Painter	45	Chief Financial Officer
Bryn A. Fosburgh	54	Senior Vice President
Christopher W. Gibson	55	Senior Vice President
James A. Kirkland	57	Senior Vice President, General Counsel and Secretary
Jürgen D. Kliem	59	Senior Vice President
Darryl R. Matthews	49	Senior Vice President
Sachin J. Sankpal	49	Senior Vice President
Julie A. Shepard	59	Chief Accounting Officer
James A. Veneziano	55	Senior Vice President
Steven W. Berglund—Steven Berglund has served as president and chief executive officer of Trimble since March 1999. Prior to joining Trimble, Mr. Berglund was president of Spectra Precision, a group within Spectra Physics AB. Mr. Berglund’s business experience includes a variety of senior leadership positions with Spectra Physics, and manufacturing and planning roles at Varian Associates. He began his career as a process engineer at Eastman Kodak. He attended the University of Oslo and the University of Minnesota where he received a B.S. in chemical engineering. Mr. Berglund received his M.B.A. from the University of Rochester. Mr. Berglund is a member of the board of directors of the Silicon Valley Leadership Group and of the board of trustees of World Educational Services. He is also a member of the board, as well as the construction sector board, of the Association of Equipment Manufacturers. In December 2013, Mr. Berglund was appointed to the board of directors and compensation committee of Belden Inc., a global provider of end-to-end signal transmission solutions.
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
Bryn A. Fosburgh—Bryn Fosburgh is senior vice president responsible for the Caterpillar, Hilti, and Nikon Joint Ventures, U.S. Federal government strategy and accounts, OEM construction machine business and professional services groups. From 2014 to 2016, he served as senior vice president for Trimble's Geospatial, Civil Engineering and Construction (CEC), and Building businesses, and the Caterpillar and Hilti-related joint ventures. From 2010 to 2014, Mr. Fosburgh was responsible for our Buildings and Heavy Civil construction businesses along with our Caterpillar and Hilti joint ventures. From 2009 to 2010, Mr. Fosburgh served as vice president for Trimble's Construction Division, Transportation and Logistics, Fields Service Management (FSM) and a number of corporate functions and geographical regions. From 2007 to 2009, Mr. Fosburgh was vice president for Trimble's Construction and Agriculture Divisions, and from 2005 to 2007, Mr. Fosburgh served as vice president and general manager of Trimble's Engineering and Construction Division. Mr. Fosburgh joined Trimble in 1994 and has held numerous roles, including vice president and general manager for Trimble's geomatics and engineering division, and division vice president of survey and infrastructure. Prior to Trimble, Mr. Fosburgh was a civil engineer and also held various positions for the U.S. Army Corps of Engineers and Defense Mapping Agency. Mr. Fosburgh received a B.S. in geology from the University of Wisconsin in Green Bay in 1985 and an M.S. from the school of civil engineering at Purdue University in 1989.
Christopher W. Gibson—Christopher Gibson currently serves as senior vice president responsible for Trimble’s channel development and regional development in Latin & South America, Russia, India, China and Africa. Mr. Gibson also oversees emerging markets, key accounts and major project capabilities across the company, and is responsible for the company’s corporate marketing functions. From 2012 to 2015, Mr. Gibson served as vice president for Trimble's Survey, Geospatial, Geographic Information System (GIS), Infrastructure, Rail, Land Administration and Environmental Solutions businesses. Mr. Gibson joined Trimble in 1998 as European finance and operations director. In 2009, he was appointed to serve as vice president responsible for Trimble's Survey Division, and in December 2010, those responsibilities were expanded to include oversight of geographic regions and divisions, including Building Construction, Construction Tools, and the Hilti joint venture. From 2008 to 2009, Mr. Gibson served as the general manager for the Survey Division, and from 2005 to 2008, he was general manager for the Global Services Division. Prior to Trimble, Mr. Gibson's business experience includes a number of financial management roles with Tandem Computers, and financial analyst roles with Unilever subsidiaries. Mr. Gibson received a BA in Business Studies in 1985 from Thames Polytechnic, now the University of Greenwich, and was admitted as a Fellow to the Chartered Institute of Management Accountants in 1994.
James A. Kirkland—James Kirkland currently serves as senior vice president, General Counsel and Secretary. He joined the company as vice president and general counsel in July 2008.  Prior to joining Trimble, he served as general counsel and executive vice president, strategic development at Covad Communications. Mr. Kirkland also served as senior vice president of spectrum development and general counsel at Clearwire Technologies, Inc.  Mr. Kirkland began his career in 1984 as an associate at Mintz Levin and in 1992 he was promoted to partner.  Mr. Kirkland received his BA from Georgetown University in Washington, D.C. in 1981 and his J.D. from Harvard Law School in 1984.
Jürgen D. Kliem—Jürgen Kliem currently serves as senior vice president overseeing Trimble's Distribution Holdings, activities in Germany and various corporate functions and initiatives. Between 2012 and 2016, he was vice president for several businesses within the Advanced Devices segment, and was also responsible for various corporate functions, including key accounts and government funded projects. Mr. Kliem previously served as vice president of strategy and business development from 2008 until 2012. From 2002 to 2008, Mr. Kliem served as general manager of Trimble's Survey Division, and prior to that, Mr. Kliem was responsible for Trimble's Engineering and Construction Division in Europe. Mr. Kliem held various leadership roles at Spectra

Precision, which was acquired by Trimble, and at Geotronics, a company acquired by Spectra Precision. Before joining Geotronics, Mr. Kliem worked in a privately-held surveying firm addressing cadastral, construction, plant and engineering projects. Mr. Kliem received a Diplom Ingenieur degree from the University of Essen, Germany in 1982.
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
Julie A. Shepard—Julie Shepard joined Trimble in December of 2006 as vice president of finance, and was appointed chief accounting officer in May 2007. Prior to joining Trimble, Ms. Shepard served as vice president of finance and corporate controller at Quantum Corporation. Ms. Shepard brings with her over 25 years of experience in a broad range of finance roles, with diverse experience ranging from early stage private equity backed technology companies to large multinational corporations. Ms. Shepard began her career at Price Waterhouse and is a Certified Public Accountant. She received a B.S in Accounting from California State University. She is a member of the AICPA, Financial Executive Institute and the California Society of CPAs.
James A. Veneziano—James Veneziano has served as a vice president of Trimble since 2009 and is currently senior vice president responsible for portions of Trimble's Mobile Solutions, Data Services and Hosting, Global Services and portions of the Advanced Devices segment. Mr. Veneziano joined Trimble in 1990 as a manufacturing engineer in the Company's Operations group. In 1993, he was appointed director of Operations. In 1998, Mr. Veneziano was appointed director of marketing for Agriculture and Mapping and GIS. From 2000 to 2005, Mr. Veneziano served as the general manager of Trimble's Agriculture business. From 2005 to 2009, he was the general manager of Trimble's Construction business. Prior to joining Trimble, Mr. Veneziano worked for Hewlett-Packard in a variety of manufacturing positions including development engineer and engineering supervisor as well as new product introduction manager. He received a B.S. in electrical engineering from Colorado State University in Fort Collins in 1984.

Item 1A.	Risk Factors

RISKS AND UNCERTAINTIES
You should carefully consider the following risk factors, in addition to the other information contained in this Form 10-K and in any other documents to which we refer you in this Form 10-K, before purchasing our securities. The risks and uncertainties described below are not the only ones we face.
Our annual and quarterly performance may fluctuate which could negatively impact our operations, financial results, and stock price
Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:

•	changes in market demand,

•	competitive market conditions,

•	the timing of recognizing revenues,

•	fluctuations in foreign currency exchange rates,

•	the cost and availability of components,

•	the mix of our customer base and sales channels,

•	the mix of products sold,

•	pricing of products,

•	changes in U.S. or foreign policies on trade, taxes or spending,

•	global or regional economic and political developments, and

•	other risks, including those described below.
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
The price of our common stock could decline substantially in the event any of these risks result in our financial performance being below the expectations of public market analysts and investors, which are based on historical and predictive models that are not necessarily accurate representations of the future.
The volatility of our stock price could adversely affect an investment in our common stock
The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2016, our stock price ranged from $18.36 to $30.84. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

•	announcements and rumors of developments related to our business or the industry in which we compete, or related to the industries in which our customers compete,

•	quarterly fluctuations in our actual or anticipated operating results and order levels,

•	general conditions in the worldwide economy,

•	acquisition announcements,

•	new products or product enhancements announced or introduced by us or our competitors,

•	disputes with respect to developments in patents or other intellectual property rights,

•	security breaches,

•	developments in our relationships with our partners, customers and suppliers,

•	political, economic or social uncertainty, and

•	acts of terrorism.
In addition, the stock market in general and the markets for shares of “high-tech” companies in particular, have frequently experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common stock.
Global and regional economic conditions and the cyclicality of some of our key markets may negatively impact our businesses and our operating results
Our earnings and financial position are and will continue to be influenced by various macroeconomic factors, including increases or decreases in gross domestic product, the level of consumer and business confidence and spending, changes in the interest rates on consumer and business credit, fluctuations in foreign currency exchange rates, changes in tax rates or policy, energy prices, changes in international trade policies and the demand for and the cost of commodities such as corn, which exist in the various countries in which we operate. During 2016, we experienced a strengthening U.S. Dollar which had the impact of making some of our products and services more expensive than many of our local competitors. Developments with respect to trade policy and laws, treaties or international accords related to imports and exports, such as NAFTA, or tariffs or other trade barriers which could be imposed by the U.S. or by other countries, could have a material adverse effect on our or on our suppliers’ or customers’ business.
In the recent past, uncertainties in the financial and credit markets have caused our customers to postpone purchases, and negative economic conditions may reduce future sales of, or demand for, our products and services. Negative economic conditions or changes in tax policy may depress the tax revenues of government entities, which are significant purchasers of our products. Many of our products are sold through dealer channels, and our dealers depend on the availability of credit both to finance purchases of our products for their inventory, and to finance purchases by their customers. Sources of credit could disappear or the financial situation of our channel partners and customers could become such that they are no longer eligible for such financing, or financing becomes more costly. Negative economic conditions may result in increased collection times or greater write-offs, affecting our cash flow and operating results. Our suppliers may be impacted by economic pressures, which may adversely affect their ability to fulfill their obligations to us, or result in increased prices, and therefore cause a disruption in our supply chain or impact our operating results.

Financial conditions in several regions continue to place significant economic pressures on existing and potential customers, including our dealer channels. There is ongoing concern about economic conditions in Europe, which has experienced negative impacts from sovereign debt levels and government taxing and spending actions to address such issues, as well as the United Kingdom’s exit from the European Union. Other governments may continue to implement measures which may slow the economic growth rate in those countries (e.g., higher interest rates and reduced bank lending). Growth rates in key emerging markets, including China, have slowed, which could affect demand for our products, both with respect to the products we sell directly into emerging markets, and indirectly by reducing demand for our customers’ products. Falling commodity prices have also negatively affected markets such as the U.S., Canada, the Middle East and Australia.
We are subject to the cyclicality of the agricultural and engineering and construction industries, which can cause sudden (and sometimes material) declines in demand, with negative effects on sales, inventory levels and product pricing. In general, demand in the engineering and construction industries for our products is highly correlated to the economic cycle and can be subject to even greater levels of volatility. The agricultural spending cycle is influenced by general economic conditions as well as weather, crop loads, commodity pricing, the availability of credit and the strength of the U.S. Dollar. Since 2014, the agricultural sector has been experiencing a significant downturn and which has had and may have a negative effect on the company’s overall growth rate. In addition, new sources of supply and a decline in demand have resulted in a substantial decline in the price of oil and gas since 2014, and as a result, the oil and gas industry has been experiencing a significant downturn which has had and may continue to have a negative effect on our engineering and construction business.
If there is significant deterioration in the global economy, the economies of the countries or regions where our customers are located or do business, or the industries that we or our customers serve, the demand for our products and services would likely decrease and our results of operations, financial position and cash flows could be materially and adversely affected. Changes in economic conditions also make it difficult to make financial forecasts, which could cause us to miss our financial guidance and adversely affect our stock price.
We may not be able to enter into or maintain important alliances and distribution relationships
We believe that in certain business opportunities our success will depend on our ability to form and maintain alliances with industry participants, such as Caterpillar, Nikon, Hilti, and CNH Global. Our failure to form and maintain such alliances, or the preemption or disruption of such alliances by actions of competitors, will adversely affect our ability to sell our products to customers. Our relationships with substantial industry participants such as Caterpillar and CNH are complex and multifaceted, and are likely to evolve over time based upon the changing business needs and objectives of the parties. Since these strategic relationships contribute to significant ongoing business in certain of our important markets, changes in these relationships could adversely affect our sales and revenues.
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

We are exposed to fluctuations in currency exchange rates which can adversely affect our operating results
Fluctuations in currencies impact our operating results, which are reported in U.S. Dollars. A significant portion of our business is conducted outside the U.S., and as such, we face exposure to movements in the currency exchange rates between the U.S. Dollar and other currencies. These exposures may change over time as economic conditions and business practices evolve and could have a material adverse impact on our financial results and cash flows. During 2016, our business was negatively impacted by the strong U.S. Dollar which increased the cost of some of our products and services relative to those of local competitors in some jurisdictions. If the U.S. Dollar remains strong or there is a continued increase in the exchange rate of the U.S. Dollar against other currencies, it could negatively impact foreign demand for our products or reduce the dollar value of local currency sales. A significant portion of our revenue is derived from countries outside of the United States. Possible import, export, tariff and other trade barriers, which could be imposed by the U.S. or other countries, might have a material adverse effect on the business.
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
Investing in and integrating new acquisitions could be costly, place a significant strain on our management systems and resources, or may fail to deliver the expected return on investment, which could negatively impact our operating results
We typically acquire a number of businesses each year, and intend to continue to acquire other businesses. Acquisitions entail numerous risks, including:

•	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;

•	loss of key employees or customers of acquired operations;

•	difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;

•	potential disruption of our business or the acquired business;

•	unanticipated expenses related to acquisitions;

•	unanticipated difficulties in conforming business practices, policies, procedures, internal controls, and financial records of acquisitions with our own business;

•	impairment of relationships with employees, customers, vendors, distributors or business partners of either an acquired company or our own business;

•	inability to accurately forecast the performance of recently acquired businesses, resulting in unforeseen adverse effects on our operating results;

•	potential liabilities, including liabilities resulting from known or unknown compliance or legal issues, associated with an acquired business; and

•	negative accounting impact to our results of operations because of purchase accounting treatment and the business or accounting practices of acquired companies.

Any such effects from acquisitions could be costly and place a significant strain on our management systems and resources.

As a result of acquisitions, we have significant assets that include goodwill and other purchased intangibles. The testing of this goodwill and intangibles for impairment under established accounting guidelines requires significant use of judgment and assumptions. Changes in business conditions or in the prospects or results of operations of the acquired business could require negative adjustments to the valuation of these assets resulting in write-offs which adversely affect our results. If we divest a business and the proceeds are less than the net book value at the time, we would be forced to write off the difference. In addition, changes in the operating results or stock price of companies in which we have investments may have a direct impact on our financial statements or could result in our having to write-down the value of such investment.
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
Our internal and customer-facing systems, and systems of third parties we rely upon, may be subject to disruption, delays or cybersecurity breaches that could adversely impact our customers and operations
A cybersecurity incident in our own systems or the systems of our third party providers may compromise the confidentiality, integrity, or availability of our own internal data, the availability of our products and websites designed to support our customers, or our customer data. Computer hackers, foreign governments or cyber terrorists may attempt to or succeed in penetrating our network security and our website. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third party providers, or other misconduct. We have experienced security breaches in the past, and despite our efforts to maintain the security and integrity of our systems, it is virtually impossible to eliminate this risk. Because the techniques used by computer hackers who may attempt to penetrate and sabotage our network security or our website change frequently, may take advantage of weaknesses in third party technology or standards of which we are unaware or that we do not control, and may not be recognized until after they have been launched against a target, we may be unable to anticipate or counter these techniques. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, vendors or business partners. A cybersecurity incident affecting our systems may also result in theft of our intellectual property, proprietary data or trade secrets, which would compromise our competitive position, reputation and operating results.
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

•	maintaining continuity in our senior management and key personnel,

•	increasing the productivity of our existing employees,

•	attracting, retaining, training and motivating our employees, particularly our technical and management personnel,

•	deploying our solutions using third-party information systems, which may require changes to our applications, documentation and operational processes,

•	improving our operational, financial and management controls, and

•	improving our information reporting systems and procedures.
The company has increasingly diversified the nature of its businesses both organically and by acquisition. As a result, an increasing amount of our business involves business models which require managerial techniques and skill sets which are different from those required to manage our historical core businesses. We are increasingly selling products and solutions directly to large enterprise customers and other end users of our products. A direct sales model requires different skills and management processes and procedures from those we have generally used in our business in the past, and may create conflicts with our channel partners. Over the last few years we have been increasing the portion of our business associated with professional services in order to customize our solutions for the needs of individual customers. If we are not successful in executing on these new models, our sales, revenue and financial performance may suffer.
Changes in our software and subscription businesses may negatively affect our operating results
An increasing portion of our revenue is generated through software maintenance and subscription revenue. Our customers have no obligation to renew their agreements for our software maintenance or subscription services after the expiration of their initial contract period, which typically ranges from one to five years. Our customer acquisition and renewal rates may decline or fluctuate as a result of a number of factors, including overall economic conditions, the health of their businesses, competitive offerings and customer dissatisfaction with our services. If customers do not renew their contracts for our products, our maintenance and subscription revenue will decline and our financial results will suffer. Any reduction in the number of licenses that we sell, even if our customer acquisition rates do not change, will have a negative impact on our future maintenance revenue growth. Since its introduction, our software as a service delivery model has also contributed to subscription revenue. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.
We continually re-evaluate our software licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition. We may implement different licensing models which require the Company to recognize licensing fees over a longer period. Over the last few years, we have increasingly offered additional products in a software as a service (SaaS) model. SaaS revenues are currently recognized ratably over the subscription period. Any significant increase in the percentage of our business generated from such a subscription model, could increase the amount of revenue to be recognized over time as opposed to upfront, which would delay revenue recognition and have a negative impact on our operating results in any quarterly period. Revenue recognition is complex and will change as we adopt new accounting standard ASU No. 2014‑09. Due to these complexities, we may not be able to accurately forecast our non-deferred and deferred revenues, which could cause us to miss our earnings estimates or revenue projections and negatively impact our stock price.
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
We are dependent on new products and services and if we are unable to successfully introduce them into the market, or to effectively compete with new, disruptive product alternatives, our customer base may decline or fail to grow as anticipated
Our future revenue stream depends to a large degree on our ability to bring new products and services to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products and services, enhance existing products and achieve market acceptance of such products and services. We may encounter problems in the future in innovating and introducing new products and services. Our development stage products may not be successfully completed or, if developed, may not achieve significant customer acceptance. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve our goals as to the timing of introducing new technology products, or could encounter increased costs. The timely availability and cost effective production of these products in volume and their acceptance by customers are important to our future success. If we are unable to introduce new products and services, if other companies develop competing technology products and services, or if we do not develop compelling new products and services, our number of customers may not grow as anticipated, or may decline, which could harm our operating results. Many of our offerings are increasingly focused on software and subscription services. The software industry is characterized by rapidly changing customer preferences which require us to address multiple delivery platforms, new mobile devices and cloud computing. Life cycles of software products can be short and this can exacerbate the risks associated with developing new products. The introduction of third-party solutions embodying new, disruptive technologies and the emergence of new industry standards could make our existing and future software solutions and other products obsolete or non-competitive. If we are not able to develop software and other solutions that address the increasingly sophisticated needs of our customers, or if we are unable to adapt to new technologies or new industry standards that impact our markets, our ability to retain or increase market share and operating results could be materially adversely affected.
Some of our products rely on third party technologies including open source software, so if integration or incompatibility issues arise with these technologies or these technologies become unavailable, our product and services development may be delayed, our reputation could be harmed and our business could be adversely affected
We license software, technologies and intellectual property underlying some of our software from third parties. The third party licenses we rely upon may not continue to be available to us on commercially reasonable terms, or at all, and the software and technologies may not be appropriately supported, maintained or enhanced by the licensors, resulting in development delays. Some software licenses are subject to annual renewals at the discretion of the licensors. In some cases, if we were to breach a provision of these license agreements, the licensor could terminate the agreement immediately. The loss of licenses to, or inability to support, maintain and enhance, any such third party software or technology could result in increased costs, or delays in software releases or updates, until such issues have been resolved. This could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.
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
We are dependent on proprietary technology, which could result in litigation that could divert significant valuable resources
Our future success and competitive position is dependent upon our proprietary technology, and we rely on patent, trade secret, trademark, and copyright laws to protect our intellectual property. The patents owned or licensed by us may be invalidated, circumvented, infringed or challenged. The rights granted under these patents may not provide competitive advantages to us. Any of our pending or future patent applications may not be issued within the scope of the claims sought by us, if at all.
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
The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. Third-parties may claim that we or our customers (some of whom are indemnified by us) are infringing their intellectual property rights. For example, individuals and groups may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from us or our customers. The number of these claims has increased in recent years and may continue to increase in the future. As new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to secure a license from such patent holders, redesign our products, or withdraw products from the market. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which could harm our results of operations and financial condition.
Our global operations expose us to risks and challenges associated with conducting business internationally, and our results of operations may be adversely affected by our efforts to comply with the laws of other countries, as well as U.S. laws which apply to international operations, such as the Foreign Corrupt Practices Act (FCPA) and U.S. export control laws
We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, Australasia and North America. We face risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, and laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, including the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act, or other anti-corruption laws that have recently been the subject of a substantial increase in global enforcement. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions or conditions on the conduct of our business. Any such violations could include prohibitions or conditions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.
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
In addition to the foregoing, engaging in international business inherently involves a number of other difficulties and risks, including:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems,

•	political or economic instability,

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers,

•	difficulties and costs of staffing and managing foreign operations,

•	differing local customer product preferences and requirements than our U.S. markets,

•	difficulties protecting or procuring intellectual property rights, and

•	fluctuations in foreign currency exchange rates.

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

•	the jurisdictions in which profits are determined to be earned and taxed,

•	the resolution of issues arising from tax audits with U.S. and foreign tax authorities,

•	changes in our intercompany transfer pricing methodology,

•	changes in the valuation of our deferred tax assets and liabilities,

•	increases in expense not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions,

•	changes in the realizability of available tax credits,

•	changes in share-based compensation,

•
changes in tax laws or the interpretation of such tax laws, including the Base Erosion and Profit Shifting (“BEPS”) project being conducted by the Organization for Economic Co-operation and Development (“OECD”) and the potential tax reform of corporate tax system in the U.S.,

•	changes in generally accepted accounting principles, and

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.
On October 5, 2015, the OECD released the final reports from its BEPS Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. These changes, which have been or are in the process of being adopted by numerous countries, could increase tax uncertainty and may adversely affect our provision for income taxes. If our effective tax rates were to increase, our operating results, cash flows or financial condition could be adversely affected.
In January 2016, the EC announced an Anti-Tax Avoidance Package containing measures to regulate certain elements of tax planning further and to boost tax transparency for consideration by the European Parliament and Council. Meanwhile, in the U.S., a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies. Future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. It is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time.

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
Our reported financial results may be adversely affected by changes in accounting principles applicable to us
Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and other bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued a comprehensive new revenue recognition standard that replaces the current revenue recognition guidance under U.S. GAAP. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. We expect to adopt this accounting standard update in the first quarter of fiscal 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are still evaluating which adoption method we will apply and are continuing to assess the impact that the updated standard will have on our consolidated financial statements and related disclosures. This new standard is both technical and complex, and we expect to incur significant ongoing costs to implement and maintain compliance with this new standard. In addition, there may be greater uncertainty with respect to projecting revenue results from future operations as we work through the new revenue recognition standard. The new standard may impact the timing and amounts of revenue recognized. Adoption of the new revenue recognition standard along with any other changes in accounting principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in the implementation of new or changed accounting standards could cause us to fail to meet our financial reporting obligations. If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
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
We rely on specific suppliers for a number of our critical components and on other contract manufacturers, including Benchmark Electronics and Jabil, for the manufacture, test and assembly of certain products and components. We have experienced shortages of components in the past. Our current reliance on specific or a limited group of suppliers and contract manufacturers involves risks, including a potential inability to obtain an adequate supply of required components, reduced control over pricing and delivery schedules, discontinuation of or increased prices for certain components, and economic conditions which may adversely impact the viability of our suppliers and contract manufacturers. This situation may be exacerbated during any period of economic recovery or a competitive environment. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand as well as our operating results.
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
Many of our products rely on GNSS technology, GPS and other satellite systems, which may become degraded or inoperable and result in lost revenue
GNSS technology, GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible intentional disruption. Many of the GPS satellites currently in orbit were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 31 operational satellites in orbit, six have been in operation for more than 15 years, and over half have been in use for more than 7.5 years. Repair of damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites below the 24-satellite standard established for GPS may impair the utility of the GPS system and the growth of current and additional market opportunities. In addition, software updates to GPS satellites and ground control segments can cause problems, and we depend on public access to open technical specifications in advance of such updates to mitigate these problems.

We are dependent on continued operation of GPS, the principal GNSS currently in operation. The GPS constellation is operated by the U. S. Government, which is committed to maintenance and improvement of GPS. If supporting policies were to change, or if user fees were imposed, it could have a material adverse effect on our business, results of operations, and financial condition.
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
Many of our products use satellite signals from the Russian GLONASS System. Other countries, including China and India, are in the process of creating their own GNSS systems, and we either have developed or will develop products which use GNSS signals from these systems. The European community is developing an independent radio navigation satellite system, known as Galileo. National or European authorities may provide preferential access to signals to companies associated with their markets, including our competitors, which could harm our competitive position. Use of non-US GNSS signals may also be subject to FCC waiver requirements and to restrictions based upon international trade or geopolitical considerations. If we are unable to develop timely and competitive commercial products using these systems, or obtain timely and equal access to service signals, this could result in lost revenue. These authorities may also adopt protectionist measures favoring national companies who make use of their GNSS systems, to the detriment of Trimble products using the U.S. GPS system, which would harm our business.
We are subject to the impact of governmental and other similar certifications processes and regulations which could adversely affect our products and our business
We market certain products that are subject to governmental and similar certifications before they can be sold. For example, CE certification is required for GNSS receivers and data communications products, conforming to the European harmonized GNSS receiver standard and the radio equipment directive, to be sold in the European community. Delays in publication of the European harmonized GNSS receiver standard could affect GNSS product access to European markets. In the future, U.S. governmental authorities may propose GPS receiver testing and certification for compliance with published GPS signal interface or other specifications. An inability to obtain any such certifications in a timely manner could have an adverse effect on our operating results. Governmental authorities may also propose other forms of GPS receiver performance standards, which may limit design alternatives, hamper product innovation or impose additional costs. Some of our products that use integrated radio communication technology require product type certification and some products require an end-user to obtain licensing from the FCC for frequency-band usage. These are secondary licenses that are subject to certain restrictions. An inability or delay in obtaining such certifications or changes to the rules by the FCC could adversely affect our ability to bring our products to market which could harm our customer relationships and therefore, our operating results. Any failure to obtain the requisite certifications could also harm our operating results.
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
On November 24, 2014, we entered into a new five-year credit agreement with a group of lenders (the 2014 Credit Facility). The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and term loan facilities may be established in an amount of up to $500.0 million. We also have two $75 million revolving credit facilities which are uncommitted and may be called by the lenders with very little notice (the Uncommitted Facilities). At the end of fiscal 2016, our total debt was comprised primarily of Notes of

$400.0 million, a revolving loan balance of $94.0 million under the 2014 Credit Facility and a revolving credit line balance of $130.0 million under the Uncommitted Facilities.

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
Our business is subject to disruptions and uncertainties caused by war, terrorism, or civil unrest
Acts of war, acts of terrorism or civil unrest, especially any events that impact the GNSS signals or systems, could have a material adverse impact on our business, operating results, and financial condition. The threat of terrorism and war and heightened security and military activity in response to this threat, or any future acts of terrorism or hostilities, may involve a redeployment of the satellites used in GNSS or interruptions of the system. Civil unrest, local conflicts, or other political instability may adversely impact regional economies, cause work stoppages, or result in limitations on business transactions with the affected foreign jurisdictions. To the extent that such interruptions result in delays or the cancellation of orders, disruption of the manufacturing or shipment of our products, or reduced demand for our products it could have a material adverse effect on our business, results of operations, and financial condition.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
The following table sets forth the significant real property that we own or lease as of December 30, 2016:

Location	Segment(s) served	Size in Sq. Feet
Sunnyvale, California	All	167,000
Huber Heights (Dayton), Ohio	All	310,000
Westminster, Colorado	All	125,000
Chennai, India	All	67,288
Danderyd, Sweden	Engineering & Construction	113,000
Mayfield Heights, Ohio	Mobile Solutions	74,000
Espoo, Finland	Engineering & Construction Field Solutions	65,678
Minnetonka, Minnesota	Mobile Solutions	63,000
Christchurch, New Zealand	Engineering & Construction Mobile Solutions Field Solutions	60,000
Richmond Hill, Canada	Advanced Devices	50,200
Corvallis, Oregon	Engineering & Construction	40,000
In addition, we lease a number of smaller offices around the world primarily for sales, manufacturing and other functions. For financial information regarding obligations under leases, see Note 8 to the Consolidated Financial Statements.

We believe that our facilities are adequate to support current and near term operations.

Item 3.	Legal Proceedings

On September 2, 2011, Recreational Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment notwithstanding the Verdict, and on March 18, 2015, the Court awarded us a portion of our incurred attorneys’ fees and costs, and entered judgment in our favor in the amount of $0.6 million.  The judgment also provides that the plaintiff take nothing on its claims.  On April 17, 2015, the plaintiff filed a Notice of Appeal to the Alaska Supreme Court. The parties have completed all appellate briefing, and oral arguments were heard before the Alaska Supreme Court on February 24, 2016. A decision by the Alaska Supreme Court has not been made. Although an unfavorable outcome on appeal could have an adverse effect on the Company, we believe the claims in the lawsuit are without merit.
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

	2016		2015
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
First quarter	$25.44	$18.36	$27.62	$23.68
Second quarter	$27.79	$22.68	$26.36	$22.28
Third quarter	$28.72	$23.69	$23.94	$15.90
Fourth quarter	$30.84	$25.30	$23.86	$16.40
Stock Repurchase Program
In August 2015, our Board of Directors approved a stock repurchase program (2015 Stock Repurchase Program), authorizing us to repurchase up to $400.0 million of Trimble’s common stock. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without public notice.
During fiscal 2016, we repurchased approximately 4.9 million shares of common stock in open market purchases under the 2015 Stock Repurchase Programs, at an average price of $24.39 per share, for a total of $119.5 million. At the end of fiscal 2016, the 2015 Stock Repurchase Program had remaining authorized funds of $130.4 million.
The following table provides information relating to our common stock repurchase activity during the fourth quarter of 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2016 - November 4, 2016	235,000	25.95	235,000	$141,601,037
November 5, 2016 - December 2, 2016	410,700	27.21	410,700	130,425,285
December 3, 2016 - December 30, 2016	—		—	$130,425,285
	645,700		645,700

As of February 22, 2017, there were approximately 667 holders of record of our common stock.
Dividend Policy
We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this Annual Report on Form 10-K. At this time, we intend to retain future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Stock Split
On March 20, 2013 we effected a 2 for 1 split of all outstanding shares of our Common Stock to shareholders of record on March 6, 2013. All shares and per share information presented has been adjusted to reflect the stock split on a retroactive basis for all periods presented.

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

Fiscal Years	2016	2015	2014	2013	2012
(Dollar in millions, except per share data)
Revenue	$2,362.2	$2,290.4	$2,395.5	$2,288.1	$2,040.1
Gross margin	$1,238.0	$1,202.2	$1,290.8	$1,203.8	$1,046.2
Gross margin percentage	52.4%	52.5%	53.9%	52.6%	51.3%
Net income attributable to Trimble Inc.	$132.4	$121.1	$214.1	$218.9	$191.1
Net income	$132.2	$120.7	$213.9	$218.2	$189.7
Earnings per share
—Basic	$0.53	$0.47	$0.82	$0.85	$0.76
—Diluted	$0.52	$0.47	$0.81	$0.84	$0.74
Shares used in calculating basic earnings per share	250.5	255.8	260.1	256.6	251.1
Shares used in calculating diluted earnings per share	253.9	258.5	264.5	261.2	256.8

At the End of Fiscal Year	2016	2015	2014	2013	2012
(Dollar in millions)
Total assets	$3,673.8	$3,680.7	$3,855.9	$3,693.5	$3,475.8
Long-term debt and other non-current liabilities	$603.4	$717.9	$766.8	$729.8	$927.3

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
EXECUTIVE LEVEL OVERVIEW
Trimble Inc. is a leading provider of technology solutions that optimize the work processes of office and mobile field professionals around the world. Our comprehensive work process solutions are used across a range of industries including agriculture, architecture, civil engineering, construction, government, natural resources, transportation and utilities. Representative Trimble customers include engineering and construction firms, contractors, surveying companies, farmers and agricultural companies, transportation and logistics companies, energy, mining and utility companies, and state, federal and municipal governments.
Trimble focuses on integrating its broad technological and application capabilities to create vertically-focused, system-level solutions that transform how work is done within the industries we serve. The integration of sensors, software, connectivity, and information in our portfolio gives us the unique ability to provide an information model specific to the customer’s workflow. For example, in construction, our strategy is centered on the concept of a “constructible model” which is at the center of our “Connected Construction Site” solutions which provide real-time, connected, and cohesive information environments for the design, build, and operational phases of projects. In agriculture, we continue to develop “Connected Farm” solutions to optimize operations across the agriculture workflow. In transportation and logistics, our “Connected Fleet” solutions provide transportation companies with tools to enhance fuel efficiency, safety, and transparency through connected vehicles and fleets across the enterprise.
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

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have over time redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D and acquisitions. We have been spending approximately 14% of revenue over the past several years on R&D and currently have over 1,200 unique patents. We intend to continue to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for opportunities where the opportunity for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

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

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 35 countries and distribution channels in over 100 countries. In 2016, over 50% of our sales were to customers located in countries outside of the U.S.

•
Optimized go to market strategies to best access our markets - We utilize vertically-focused distribution channels that leverage domain expertise to best serve the needs of individual markets domestically and abroad. These channels include independent dealers, joint ventures, original equipment manufacturers (OEM) sales, and distribution alliances with key partners, such as CNH Global, Caterpillar, and Nikon, as well as direct sales to end-users, that provide us with broad market reach and localization capabilities to effectively serve our markets.

•
Strategic acquisitions - Organic growth continues to be our primary focus, while acquisitions serve to enhance our market position. We acquire businesses that bring domain expertise, technology, products, or distribution capabilities that augment our portfolio and allow us to penetrate existing markets more effectively, or to establish a market beachhead. Our success in targeting and effectively integrating acquisitions is an important aspect of our growth strategy.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue, costs of sales, operating expenses, and related disclosures. We consider the accounting polices described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies. Our accounting policies are more fully described in Note 2 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
Income Taxes
We are a United States-based multinational company operating in multiple U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual tax audit outcomes. Determining whether an uncertain tax position is effectively settled requires judgment. Changes in recognition or measurement of our uncertain tax positions would result in the recognition of a tax benefit or an additional charge to the tax provision.
We are subject to the periodic examination of our domestic and foreign tax returns by the IRS, state, local and foreign tax authorities who may challenge our tax positions. We regularly assess the likelihood of adverse outcomes from these examinations in determining the adequacy of our provision for income taxes.
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate primarily due to the changes in nondeductible expenses, changes in the geographic mix of pretax income, and changes related to acquisitions and divestitures. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. The United States and foreign countries where we do business may change tax laws, regulations, and interpretations and these potential changes could adversely affect our effective tax rates.
Business Combinations and Valuation of Goodwill and Purchased Intangible Assets
We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquiree based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquiree is recorded as goodwill.
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
Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, approximates the pattern of economic benefits associated with these assets. Changes in circumstances such as technological advances, changes to our business model, or changes in the capital strategy could result in the actual useful lives of intangible assets differing from initial estimates. In cases where we determine that the useful life of an asset should be revised, the net book value in excess of the estimated residual value will be depreciated over its revised remaining useful life. These assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable based on their future cash flows. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and these estimates may differ from actual future cash flows. The assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value.
Stock-Based Compensation

We recognize compensation expense for all share-based payment awards made to our employees and directors, based on estimated fair values, net of estimated forfeitures. The awards include restricted stock units with service-based, market-based and performance-based vesting conditions, rights to purchase shares under our employee stock purchase plan and stock options.
The fair value of our service-based and performance-based restricted stock units is determined using the closing price of our common stock on the date of grant and the total expense associated with the performance-based awards is based upon the expected achievement of the underlying performance goals and may be adjusted in future periods based upon changes in expectations and actual achievement. The fair value of restricted stock units with market-based vesting conditions is valued as of the grant date using a Monte Carlo simulation. The fair value of rights to purchase shares under our employee stock purchase plan is estimated using the Black-Scholes option-pricing model and the fair value of our options is estimated using a binomial valuation model.
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
Stock-based compensation expense recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest, including the achievement of performance-based goals and estimated forfeitures. If the performance goals achieved are different from what had been estimated or actual forfeitures differ materially from our estimates, stock-based compensation recognized may not be reflective of what was earned in that period.
Inventory Valuation
Our inventories are stated at the lower of cost or market, which approximates net realizable value. Adjustments are also made to reduce the cost of inventory for estimated excess or obsolete balances. Factors influencing these adjustments include declines in demand which impact inventory purchasing forecasts, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. If our estimates used to reserve for excess and obsolete inventory are different from what we expected, we may be required to recognize additional reserves, which would negatively impact our gross margin.

RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

Fiscal Years	2016	2015	2014
(Dollars in millions)
Revenues:
Product	$1,562.0	$1,533.5	$1,713.6
Service	430.2	419.9	396.0
Subscription	370.0	337.0	285.9
Total revenue	$2,362.2	$2,290.4	$2,395.5
Gross margin	1,238.0	1,202.2	1,290.8
Gross margin %	52.4%	52.5%	53.9%
Total consolidated operating income	181.0	154.4	260.8
Operating income as a % of revenue	7.7%	6.7%	10.9%
Basis of Presentation
We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2016 was December 30, 2016. Fiscal 2016, 2015 and 2014 were all 52-week years.
Revenue
In fiscal 2016, total revenue increased by $71.8 million, or 3%, to $2.36 billion from $2.29 billion in fiscal 2015. Overall revenue was primarily impacted by organic growth in building construction, civil engineering and construction, and transportation and logistics, partially offset by declines in geospatial and GIS. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
On a segment basis, the increase in fiscal 2016 was primarily due to Engineering and Construction and Mobile Solutions, to a lesser extent Advanced Devices, partially offset by slight declines in Field Solutions. Engineering and Construction revenue increased $30.3 million, or 2%, Mobile Solutions revenue increased $39.4 million, or 8%, Advanced Devices increased $3.1 million, or 2%, partially offset by a slight decrease in Field Solutions revenue of $1.0 million, or less than 1%, as compared to fiscal 2015. Engineering and Construction revenue increased driven by building construction and civil engineering and construction, partially offset by declines in geospatial. Field Solutions revenue was down due to softness in GIS markets. Mobile Solutions revenue increased due to continued growth in the transportation and logistics market. Advanced Devices revenue increased primarily due to strong OEM and end user sales.
By revenue category, overall product revenue increased $28.5 million, or 2%, service revenue increased $10.3 million, or 2%, and subscription revenue increased $33.0 million, or 10%. The product revenue increase was primarily within Engineering and Construction and Mobile Solutions, to a lesser extent Advanced Devices, partially offset by declines in Field Solutions. Service and subscription increases were primarily due to organic growth within Engineering and Construction and Mobile Solutions as we continue to expand software and services, including implementation, maintenance and subscription services, as a portion of our revenue. Although to a lesser extent, acquisition growth within Field Solutions also contributed.
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
During fiscal 2016, sales to customers in the United States represented 49%, Europe represented 24%, Asia Pacific represented 15%, and other regions represented 12% of our total revenue. During fiscal 2015, sales to customers in the United States represented 50%, Europe represented 24%, Asia Pacific represented 14%, and other regions represented 12% of our total revenue. During fiscal 2014, sales to customers in the United States represented 48%, Europe represented 24%, Asia Pacific represented 14%, and other regions represented 14% of our total revenue. We anticipate that sales to international customers will continue to account for a significant portion of our revenue.
No single customer accounted for 10% or more of our total revenue in fiscal 2016, 2015 or 2014. No single customer accounted for 10% or more of our accounts receivable as of fiscal years ended 2016 and 2015.
Gross Margin
Our gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, new product start-up costs, and foreign currency translations.
In fiscal 2016, our gross margin increased by $35.8 million as compared to fiscal 2015, primarily due to increased revenue in Engineering and Construction and Mobile Solutions. Gross margin as a percentage of total revenue was 52.4% in fiscal 2016 and 52.5% in fiscal 2015. The slight decrease in the gross margin percentage was primarily in Engineering and Construction and Mobile Solutions due to product mix, partially offset by lower intangible asset amortization.
In fiscal 2015, our gross margin decreased by $88.6 million as compared to fiscal 2014 primarily due to decreased revenue in Engineering and Construction and Field Solutions. Gross margin as a percentage of total revenue was 52.5% in fiscal 2015 and 53.9% in fiscal 2014. The decrease in the gross margin percentage was primarily in Engineering and Construction due to product mix and foreign currency effects due to the weaker Euro, and to a lesser extent, due to an increase in intangible asset amortization.
Operating Income
Operating income increased by $26.6 million for fiscal 2016 as compared to fiscal 2015. Operating income as a percentage of total revenue for fiscal 2016 was 7.7% as compared to 6.7% for fiscal 2015. The increase in operating income and operating income percentage was primarily due to revenue expansion in Engineering and Construction and Mobile Solutions, the effects of strong operating expense control across the company and lower intangible asset amortization.
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
Results by Segment
To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices. Segment operating income equals net revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition costs and restructuring charges.

The following table is a breakdown of revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below.

Fiscal Years	2016	2015	2014
(Dollars in millions)
Engineering and Construction
Revenue	$1,313.6	$1,283.3	$1,348.1
Segment revenue as a percent of total revenue	55%	56%	56%
Operating income	$230.5	$218.8	$284.1
Operating income as a percent of segment revenue	18%	17%	21%
Field Solutions
Revenue	$354.3	$355.3	$422.1
Segment revenue as a percent of total revenue	15%	15%	18%
Operating income	$105.2	$108.6	$137.8
Operating income as a percent of segment revenue	30%	31%	33%
Mobile Solutions
Revenue	$559.7	$520.3	$486.8
Segment revenue as a percent of total revenue	24%	23%	20%
Operating income	$88.9	$85.6	$78.0
Operating income as a percent of segment revenue	16%	16%	16%
Advanced Devices
Revenue	$134.6	$131.5	$138.5
Segment revenue as a percent of total revenue	6%	6%	6%
Operating income	$51.4	$46.9	$44.3
Operating income as a percent of segment revenue	38%	36%	32%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

Fiscal Years	2016	2015	2014
(in millions)
Consolidated segment operating income	$476.0	$459.9	$544.2
Unallocated corporate expense	(78.3)	(80.2)	(79.4)
Restructuring charges	(13.3)	(12.8)	(2.1)
Stock-based compensation	(52.6)	(50.1)	(43.4)
Amortization of purchased intangible assets	(150.8)	(162.4)	(158.5)
Consolidated operating income	181.0	154.4	260.8
Non-operating income (expense), net	(4.3)	(2.6)	5.2
Consolidated income before taxes	$176.7	$151.8	$266.0
Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up, acquisition/divestiture costs, litigation expenses and executive transition costs.
Engineering and Construction
Engineering and Construction revenue increased by $30.3 million, or 2%, while segment operating income increased by $11.7 million, or 5%, for fiscal 2016 as compared to fiscal 2015. The revenue increase for fiscal 2016 was primarily due to organic growth in building construction and civil engineering and construction. The increase was partially offset by a decline in geospatial sales, primarily due to continued challenges in North American markets due to the impact of oil and gas market softness, which continued to reduce product demand.
Segment operating income increased primarily due to stronger results in building construction, civil engineering and construction and operating expense control across all businesses, partially offset by weaker geospatial results and growth related investments in the segment.
Engineering and Construction revenue decreased by $64.8 million, or 5%, while segment operating income decreased by $65.3 million, or 23%, for fiscal 2015 as compared to fiscal 2014. The revenue decrease for fiscal 2015 was primarily driven by the negative foreign currency effects due to the weaker Euro and to a lesser extent, the impact of oil and gas markets on regional economies which impacted sales, primarily in geospatial. The decline was partially offset by building construction which was up due to organic growth and acquisitions not applicable in the prior year.
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
Field Solutions
Field Solutions revenue decreased by $1.0 million, or less than 1%, while segment operating income decreased by $3.4 million, or 3%, for fiscal year 2016 as compared to fiscal 2015. The revenue decrease was primarily due to continued weakness in GIS markets, partially offset by agriculture which was up in the second half of the year due to organic growth in Europe, Australia, and emerging markets as well as the impact of acquisitions. Segment operating income decreased due to GIS and the impact of acquisitions.
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
Mobile Solutions
Mobile Solutions revenue increased by $39.4 million, or 8%, while segment operating income increased by $3.3 million, or 4%, for fiscal year 2016 as compared to fiscal 2015. The revenue increase was primarily due to continued organic growth in the transportation and logistics business, with strength throughout the year as PeopleNet mobility and enterprise solutions continued to benefit from U.S. regulatory mandates. Segment operating income increased due to increased revenue, partially offset by lower margin product mix and growth related investments in the segment.
Mobile Solutions revenue increased by $33.5 million, or 7%, while segment operating income increased by $7.6 million, or 10%, for fiscal year 2015 as compared to fiscal 2014. The revenue increase was primarily due to continued organic growth in the transportation and logistics market, which focuses on enterprise solutions. This was partially offset by a decline in field services and negative foreign currency effects due to the weaker Euro. Segment operating income increased due to increased revenue and product mix.
Advanced Devices
Advanced Devices revenue increased by $3.1 million, or 2%, and segment operating income increased by $4.5 million, or 10%, for fiscal 2016 as compared to fiscal 2015. Revenue and operating income increased primarily due to strong OEM and end user sales. Operating income increased due to increased revenue and product mix as well as operating expense control.
Advanced Devices revenue decreased by $7.0 million, or 5%, and segment operating income increased by $2.6 million, or 6%, for fiscal 2015 as compared to fiscal 2014. The decrease in revenue was primarily driven by decreased sales of timing component products, while the increase in operating income was due to higher margin product mix and operating expense control.

Research and Development, Sales and Marketing, and General and Administrative Expenses
The following table shows research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses in absolute dollars and as a percentage of total revenue for fiscal years 2016, 2015 and 2014 and should be read in conjunction with the narrative descriptions of those operating expenses below.

Fiscal Years	2016	2015	2014
(Dollars in millions)
Research and development	$349.6	$336.7	$318.0
Percentage of revenue	15%	15%	13%
Sales and marketing	377.6	374.6	387.6
Percentage of revenue	16%	16%	16%
General and administrative	256.0	255.3	247.1
Percentage of revenue	11%	11%	10%
Total	$983.2	$966.6	$952.7
Percentage of revenue	42%	42%	39%
Overall, R&D, sales and marketing, and G&A expenses increased by approximately 16.6 million in fiscal 2016 compared to fiscal 2015. All of our R&D costs have been expensed as incurred.
Research and development expense increased by $12.9 million, or 4%, in fiscal 2016, as compared to fiscal 2015. Overall, research and development spending was 15% of revenue in both fiscal 2016 and 2015. As compared to the prior year, fiscal 2016 research and development expense increased 3% due to expense from fiscal 2016 business acquisitions, 2% due to higher compensation expense, and 2% due to increased consulting costs, partially offset by a 2% decrease in other expenses and a 1% decrease due to favorable foreign exchange rates.
Research and development expense increased by $18.7 million, or 6%, in fiscal 2015, as compared to fiscal 2014. Overall, research and development spending was 15% of revenue in fiscal 2015 versus 13% in fiscal 2014. As compared to the prior year, fiscal 2015 research and development expense increased 7% due to higher compensation and other expenses and 5% due to fiscal 2015 business acquisitions, partially offset by a 6% decrease due to favorable foreign exchange rates.
We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.
Sales and marketing expense increased by $3.0 million, or 1%, in fiscal 2016, as compared to fiscal 2015. Overall, spending for sales and marketing was 16% of revenue in both fiscal 2016 and 2015. As compared to the prior year, fiscal 2016 sales and marketing expense increased 2% due to expense from fiscal 2016 business acquisitions and 1% due to trade show expenses, partially offset by a 1% decrease due to favorable foreign exchange rates and 1% due to lower travel expenses.
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
General and administrative expense was flat in fiscal 2016, as compared to fiscal 2015. Overall, general and administrative spending was 11% of revenue in both fiscal 2016 and 2015. As compared to the prior year, fiscal 2016 general and administrative expense increased slightly 3% due to expense from fiscal 2016 business acquisitions and 1% due to higher compensation expense, partially offset by a 3% decrease due to lower tax and legal costs and a 1% decrease due to favorable foreign exchange rates.
General and administrative expense increased by $8.2 million, or 3%, in fiscal 2015, as compared to fiscal 2014. Overall, general and administrative spending was 11% of revenue in fiscal 2015 versus 10% in fiscal 2014. As compared to the prior year, fiscal 2015 general and administrative expense increased 8% due to fiscal 2015 business acquisitions, partially offset by a 4% decrease due to favorable foreign exchange rates and 1% decrease due to lower compensation and other expenses.

Amortization of Purchased Intangible Assets

Fiscal Years	2016	2015	2014
(in millions)
Cost of sales	$88.6	$92.6	$82.9
Operating expenses	62.2	69.8	75.6
Total	$150.8	$162.4	$158.5
Total amortization expense of purchased intangibles represented 6.4% of revenue in fiscal 2016, a decrease of $11.6 million from fiscal 2015 when it represented 7.1% of revenue. The decrease was primarily due to the expiration of amortization for prior acquisitions, partially offset by acquisitions not included in fiscal 2015.
Total amortization expense of purchased intangibles represented 7.1% of revenue in fiscal 2015, an increase of $3.9 million from fiscal 2014 when it represented 6.6% of revenue. The increase was primarily due to acquisitions not included in fiscal 2014, partially offset by the expiration of amortization for prior acquisitions.
Non-operating Income (Expense), Net
The following table shows non-operating income, net for the periods indicated and should be read in conjunction with the narrative descriptions below:

Fiscal Years	2016	2015	2014
(in millions)
Interest expense, net	$(25.9)	$(25.6)	$(18.7)
Foreign currency transaction gain (loss), net	(1.9)	0.2	(5.1)
Income from equity method investments, net	17.6	17.9	12.4
Other income, net	5.9	4.9	16.6
Total non-operating income (expense), net	$(4.3)	$(2.6)	$5.2
Total non-operating income (expense), net decreased by $1.7 million during fiscal 2016 compared with fiscal 2015. The decrease was primarily due to the impact of foreign currency transaction fluctuations, partially offset by deferred compensation gains included in Other income, net.
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
Income Tax Provision
Our effective income tax rates for fiscal 2016, 2015 and 2014 were 25%, 20% and 20%, respectively.  The fiscal 2016 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographic mix of pre-tax income, a divestiture of a non-strategic business, and the U.S. federal R&D credit. The fiscal 2015 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income and, to a lesser extent, the inclusion of the current year U.S. federal R&D credit. The fiscal 2014 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income and, to a lesser extent, the inclusion of the current year U.S. federal R&D credit, partially offset by the effect of a gain on a partial equity sale of VSS.

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
It is not possible to determine the maximum potential exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not been material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets at the end of fiscal 2016 and 2015.
LIQUIDITY AND CAPITAL RESOURCES

At the End of Fiscal Year	2016	2015	2014
(Dollars in millions)
Cash and cash equivalents and short-term investments	$327.2	$116.0	$148.0
As a percentage of total assets	8.9%	3.2%	3.8%
Principal balance of outstanding debt	$624.8	$735.2	$741.6
Fiscal Years	2016	2015	2014
(Dollars in millions)
Cash provided by operating activities	$407.1	$354.9	$407.1
Cash used in investing activities	$(144.4)	$(172.4)	$(344.0)
Cash used in financing activities	$(155.8)	$(202.8)	$(51.5)
Effect of exchange rate changes on cash and cash equivalents	$(6.8)	$(11.7)	$(10.8)
Net increase (decrease) in cash and cash equivalents	$100.1	$(32.0)	$0.8
Cash and Cash Equivalents and Short-Term Investments
At the end of fiscal 2016, cash and cash equivalents and short-term investments totaled $327.2 million compared to $116.0 million at the end of fiscal 2015. We had a principal balance of outstanding debt of $624.8 million at the end of fiscal 2016 compared to $735.2 million at the end of fiscal 2015.
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

Operating Activities
Cash provided by operating activities was $407.1 million for fiscal 2016, as compared to $354.9 million for fiscal 2015. The increase of $52.2 million was due to an increase in net income before non-cash depreciation and amortization primarily due to increased operating income in Engineering and Construction and Mobile Solutions, to a lesser extent Advanced Devices, also due to a decrease in working capital requirements due to inventory improvements.
Cash provided by operating activities was $354.9 million for fiscal 2015, as compared to $407.1 million for fiscal 2014. The decrease of $52.2 million was due to a decrease in net income before non-cash depreciation and amortization primarily due to decreased operating income in Engineering and Construction and to a lesser extent, Field Solutions. This was partially offset by a decrease in working capital requirements due to inventory improvements.
Investing Activities
Cash used in investing activities was $144.4 million for fiscal 2016, as compared to $172.4 million for fiscal 2015. The decrease of cash used in investing activities is primarily due to less cash used for business and intangible asset acquisitions, partially offset by the purchase of short-term investments. Fiscal 2016 acquisitions included Building Data and Sefaira and other acquisitions. Fiscal 2015 acquisitions included PocketMobile and Vianova Systems and other acquisitions.
Cash used in investing activities was $172.4 million for fiscal 2015, as compared to $344.0 million for fiscal 2014. The decrease is primarily due to cash used for business and intangible asset acquisitions. Fiscal 2015 acquisitions included PocketMobile and Vianova Systems and other acquisitions. Fiscal 2014 acquisitions included Manhattan Software, Amtech and other acquisitions.
Financing Activities
Cash used by financing activities was $155.8 million for fiscal 2016, as compared to cash used of $202.8 million during fiscal 2015. The decrease of cash used by financing activities of $47.0 million was primarily due to a decrease in cash used for stock repurchases, partially offset by payments on revolving credit facilities.
Cash used by financing activities was $202.8 million for fiscal 2015, as compared to cash used of $51.5 million during fiscal 2014. The increase of $151.3 million was primarily due to an increase in cash used for stock repurchases.
Accounts Receivable and Inventory Metrics

At the End of Fiscal Year	2016	2015
Accounts receivable days sales outstanding	55	59
Inventory turns per year	4.8	4.0
Accounts receivable days sales outstanding were down at 55 days at the end of fiscal 2016, as compared to 59 days at the end of fiscal 2015 due to improved collections. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the fourth fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 4.8 at the end of fiscal 2016, as compared to 4.0 at the end of fiscal 2015 due to improved inventory management. Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period. Although favorable over the prior year, accounts receivable days sales outstanding and inventory turns are subject to a variety of business factors and these favorable trends may not continue in the future.
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
In connection with the closing of the Notes offering, we entered into an Indenture with U.S. Bank National Association, as trustee. The Indenture contains covenants limiting our ability to create certain liens, enter into sale and lease-back transactions, and consolidate or merge with or into, or convey, transfer or lease all or substantially all of our properties and assets to, another person, each subject to certain exceptions. We were in compliance with these covenants at the end of fiscal 2016. The Notes contain no financial covenants.

2014 Credit Facility
On November 24, 2014, we entered into a new five-year credit agreement with a group of lenders (the “2014 Credit Facility”), which replaced our previous 2012 Credit Facility. The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and/or term loan facilities may be established in an amount up to $500.0 million. The outstanding balance of $94.0 million is classified as long-term in the Consolidated Balance Sheet.

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

The 2014 Credit Facility contains various customary representations and warranties by us, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2014 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict our ability to create liens and enter into sale and leaseback transactions, and that restrict our subsidiaries’ ability to incur indebtedness. Further, the 2014 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, we must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2014 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters of not less than 3.50 to 1.00. We must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness (as defined in the 2014 Credit Facility) to (y) EBITDA (as defined in the 2014 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3.00 to 1.00; provided, that on the completion of a material acquisition, we may increase the ratio by 0.50 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters. We were in compliance with these covenants at the end of fiscal 2016.
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

In February 2016, we entered into an amendment to the 2014 Credit Facility to facilitate the Reincorporation from California to Delaware and to effect other non-financial terms. In August 2016, we entered into a second amendment to revise a definition used in determining when a change of control of the Company may occur.
The interest rate on the long-term debt outstanding under the credit facilities was 1.80% and 1.46% at the end of fiscal 2016 and 2015, respectively.

Uncommitted Facilities
We also have two $75 million revolving credit facilities which are uncommitted (the “Uncommitted Facilities”). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The interest rate on the Uncommitted Facilities is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and us. The $130.0 million outstanding at the end of 2016 and the $118.0 million outstanding at the end of 2015 under the Uncommitted Facilities are classified as short-term in our Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 1.65% at the end of fiscal 2016 and 1.37% at the end of fiscal 2015.

For additional discussion of our debt, see Note 7 to the Consolidated Financial Statements.
Repatriation of Foreign Earnings and Income Taxes
At the end of fiscal 2016, $310.1 million of cash, cash equivalents and short-term investment was held by our foreign subsidiaries, of which $5.9 million was borrowed from the U.S. under intercompany financing arrangements. If these loaned funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. federal and state taxes to repatriate the loaned funds.  To the extent of other repatriation of cash held by foreign subsidiaries, we generally would be required to pay U.S. federal and state taxes.  While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. However, if we were to make significant acquisitions or stock repurchases, we may be required to increase our outstanding indebtedness, which could result in increased borrowing costs. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2014 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at the end of fiscal 2016:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in millions)
Principal payments on debt (1)	$624.8	$130.2	$0.4	$94.2	$400.0
Interest payments on debt (2)	160.0	22.6	60.6	38.4	38.4
Operating leases	115.9	30.4	40.8	21.5	23.2
Other purchase obligations and commitments (3)	150.7	136.9	13.1	0.7	—
Total	$1,051.4	$320.1	$114.9	$154.8	$461.6

(1)	Amount represents principal payments over the life of the debt obligations. (See Note 7 to the Consolidated Financial Statements for further financial information regarding debt.)

(2)
Amount represents the expected interest payments relating to our debt. Our $400.0 million Notes accrue interest at 4.75% per annum and are payable semi-annually in arrears on December 1 and June 1 each year. Interest on our Credit Facilities and Uncommitted Facilities was estimated to be 1.80% and 1.65% per annum, respectively, based upon recent trends and is payable at least quarterly.

(3)
Other purchase obligations and commitments primarily represent open non-cancelable purchase orders for material purchases with our vendors, and also include estimated payments due for acquisition related earn-outs. Purchase obligations exclude agreements that are cancelable without penalty.

At the end of fiscal 2016, we had unrecognized tax benefits (included in other non-current liabilities) of $65.3 million, including interest and penalties. At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability, and therefore, such amounts are not included in the contractual obligations table above.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements is disclosed in Note 2 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The non-GAAP financial measures included in the following tables as well as detailed explanations to the adjustments to comparable GAAP measures, are set forth below:
Non-GAAP gross margin
We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions and manufacturing costs influence our business. Non-GAAP gross margin excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation and amortization of acquisition-related inventory step-up from GAAP gross margin. We believe that these exclusions offer investors additional information that may be useful to view trends in our gross margin performance.
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring charges, amortization of purchased intangible assets, stock-based compensation, acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs, executive transition costs and litigation expense from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs, executive transition costs and litigation expenses. We believe that these exclusions offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.
Non-GAAP non-operating income (expense), net

We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income (expense), net excludes acquisition and divestiture gains/losses associated with unusual acquisition related items such as intangible asset impairment charges and gains or losses related to the acquisition or sale of certain businesses and investments, and an equity sale gain. These gains/losses are specific to particular acquisitions and divestitures and vary significantly in amount and timing. Non-GAAP non-operating income (expense), net also excludes the write-off of debt issuance costs associated with terminated and/or modified credit facilities and costs associated with the issuance of new credit facilities and Senior Notes that were not capitalized as debt issuance costs. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.

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

Non-GAAP net income

This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring charges, amortization of purchased intangible assets, stock-

based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture costs, executive transition costs, litigation expenses, an equity sale gain, debt issuance cost write-offs and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.

Non-GAAP diluted net income per share

We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture costs, executive transition costs, litigation expenses, an equity sale gain, debt issuance cost write-offs and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our "core operating performance" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, executive transition costs, litigation expenses, a gain on an equity sale, write-off of debt issuance costs and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) - ( L) below,

		Fiscal Years
		2016		2015		2014
(Dollars in millions, except per share data)		Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue
GROSS MARGIN:
GAAP gross margin:		$1,238.0	52.4%	$1,202.2	52.5%	$1,290.8	53.9%
Restructuring charges	( A )	1.7	0.1%	1.4	0.1%	0.4	—%
Amortization of purchased intangible assets	( B )	88.6	3.8%	92.6	4.0%	82.9	3.5%
Stock-based compensation	( C )	3.8	0.1%	3.9	0.2%	3.2	0.1%
Amortization of acquisition-related inventory step-up	( D )	—	—%	—	—%	0.8	—%
Non-GAAP gross margin:		$1,332.1	56.4%	$1,300.1	56.8%	$1,378.1	57.5%
OPERATING EXPENSES:
GAAP operating expenses:		$1,057.0	44.7%	$1,047.8	45.7%	$1,030.0	43.0%
Restructuring charges	( A )	(11.6)	(0.5)%	(11.4)	(0.5)%	(1.7)	(0.1)%
Amortization of purchased intangible assets	( B )	(62.2)	(2.6)%	(69.8)	(3.1)%	(75.6)	(3.2)%
Stock-based compensation	( C )	(48.8)	(2.1)%	(46.2)	(2.0)%	(40.2)	(1.7)%
Acquisition / divestiture items	( E )	(6.8)	(0.3)%	(9.9)	(0.4)%	(13.5)	(0.5)%
Executive transition costs	( F )	(1.0)	—%	—	—%	—	—%
Litigation	( G )	—	—%	(0.3)	—%	(0.7)	—%
Non-GAAP operating expenses:		$926.6	39.2%	$910.2	39.7%	$898.3	37.5%
OPERATING INCOME:
GAAP operating income:		$181.0	7.7%	$154.4	6.7%	$260.8	10.9%
Restructuring charges	( A )	13.3	0.6%	12.8	0.6%	2.1	0.1%
Amortization of purchased intangible assets	( B )	150.8	6.4%	162.4	7.1%	158.5	6.6%
Stock-based compensation	( C )	52.6	2.2%	50.1	2.2%	43.4	1.8%
Amortization of acquisition-related inventory step-up	( D )	—	—%	—	—%	0.8	—%
Acquisition / divestiture items	( E )	6.8	0.3%	9.9	0.4%	13.5	0.6%
Executive transition costs	( F )	1.0	—%	—	—%	—	—%

Litigation	( G )	—	—%	0.3	—%	0.7	—%
Non-GAAP operating income:		$405.5	17.2%	$389.9	17.0%	$479.8	20.0%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$(4.3)		$(2.6)		$5.2
Acquisition / divestiture items	( E )	(3.5)		(3.9)		2.9
Gain on an equity sale	( H )	—		—		(15.1)
Debt issuance cost write-off	( I )	—		—		4.2
Non-GAAP non-operating income (expense), net:		$(7.8)		$(6.5)		$(2.8)

			GAAP and Non-GAAP Tax Rate % (L)		GAAP and Non-GAAP Tax Rate % (L)		GAAP and Non-GAAP Tax Rate % (L)
INCOME TAX PROVISION:
GAAP income tax provision:		$44.5	25%	$31.1	20%	$52.1	20%
Non-GAAP items tax effected:	( J )	55.3		47.1		44.3
Difference in GAAP and Non-GAAP tax	( K )	(4.3)		13.8		(5.8)
Non-GAAP income tax provision:		$95.5	24%	$92.0	24%	$90.6	19%
NET INCOME:
GAAP net income attributable to Trimble Inc.		$132.4		$121.1		$214.1
Restructuring charges	( A )	13.3		12.8		2.1
Amortization of purchased intangible assets	( B )	150.8		162.4		158.5
Stock-based compensation	( C )	52.6		50.1		43.4
Amortization of acquisition-related inventory step-up	( D )	—		—		0.8
Acquisition / divestiture items	( E )	3.3		6.0		16.4
Executive transition costs	( F )	1.0		—
Litigation	( G )	—		0.3		0.7
Gain on an equity sale	( H )	—		—		(15.1)
Debt issuance cost write-off	( I )	—		—		4.2
Non-GAAP tax adjustments	( J ) - ( K )	(51.0)		(60.9)		(38.5)
Non-GAAP net income attributable to Trimble Inc.		$302.4		$291.8		$386.6
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.		$0.52		$0.47		$0.81
Restructuring charges	( A )	0.06		0.05		0.01
Amortization of purchased intangible assets	( B )	0.59		0.63		0.60
Stock-based compensation	( C )	0.20		0.19		0.16
Amortization of acquisition-related inventory step-up	( D )	—		—		—
Acquisition / divestiture items	( E )	0.01		0.02		0.06
Executive transition costs	( F )	—		—		—
Litigation	( G )	—		—		—
Gain on an equity sale	( H )	—		—		(0.06)
Debt issuance cost write-off	( I )	—		—		0.02
Non-GAAP tax adjustments	( J ) - ( K )	(0.19)		(0.23)		(0.14)
Non-GAAP diluted net income per share attributable to Trimble Inc.		$1.19		$1.13		$1.46

A.
Restructuring charges. Included in our GAAP presentation of cost of sales and operating expenses, restructuring charges recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings. We exclude restructuring charges from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance. We have incurred restructuring expense in each of the last three years. However the amount incurred can vary significantly based on whether a restructuring has occurred in the period and the timing of headcount reductions.

B.
Amortization of purchased intangible assets. Included in our GAAP presentation of gross margin and operating expenses is amortization of purchased intangible assets. US GAAP accounting requires that intangible assets are recorded at fair value and amortized over their useful lives. Consequently, the timing and size of our acquisitions will cause our operating results to vary from period to period, making a comparison to past performance difficult for investors. This accounting treatment may cause differences when comparing our results to companies that grow internally because the fair value assigned to the intangible assets acquired through acquisition may significantly exceed the equivalent expenses that a company may incur for similar efforts when performed internally. Furthermore, the useful life that we use to amortize our intangible assets over may be substantially different from the time period that an internal growth company incurs and recognizes such expenses. We believe that by excluding the amortization of purchased intangible assets, which primarily represents technology and/or customer relationships already developed, it provides an alternative way for investors to compare our operations pre-acquisition to those post-acquisitions and to those of our competitors that have pursued internal growth strategies. However, we note that companies that grow internally will incur costs to develop intangible assets that will be expensed in the period incurred, which may make a direct comparison more difficult.

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For fiscal years 2016, 2015 and 2014, stock-based compensation was allocated as follows:

	Fiscal Years
(In millions)	2016	2015	2014
Cost of sales	$3.8	$3.9	$3.2
Research and development	9.1	8.7	6.8
Sales and Marketing	8.3	9.1	7.6
General and administrative	31.4	28.4	25.8
Total stock-based compensation expense	$52.6	$50.1	$43.4

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

G.
Litigation. These amounts represent costs accrued to settle litigation, generally as a result of an arbitration agreement. The fiscal 2014 amount includes $51.3 million of estimated costs that were reserved during the third quarter based on a jury verdict in favor of the plaintiff, Recreational Data Services, Inc. and then reversed during the fourth quarter after the judge overturned the verdict. We have excluded these costs from our non-GAAP measures because they are non-recurring expenses that are not indicative of our ongoing operating results. We further believe that excluding these items from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.

H.
Gain on an equity sale. Included in our GAAP presentation of non-operating income (expense), net this amount represents a gain on a partial equity sale of Virtual Site Solutions. We excluded the gain from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-GAAP measures because it facilitates an evaluation of our non-operating income trends.

I.
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

J.
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items ( A ) - ( I ) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

K.
Difference in GAAP and Non-GAAP tax . The non-GAAP income tax provision excludes material non-recurring items such as build and release of valuation allowances, reserve releases related to closure of tax audits, and other non-recurring items. We believe that investors benefit from excluding this item from our non-GAAP income tax provision because it facilitates a comparison of the non-GAAP tax provision in the current and prior periods. For fiscal 2014, the Non-GAAP tax adjustment represents the tax effect of a gain on a partial equity sale of Virtual Site Solutions. We excluded this item as it represents the tax effect of a non-recurring gain. In fiscal 2015 we began calculating a non-GAAP tax rate separate from the GAAP rate as we expect this to add consistency in the quarterly trends. For fiscal 2015 and 2016, this amount represents the difference between the GAAP and Non-GAAP tax rates applied to the Non-GAAP operating income plus the Non-GAAP non-operating income (expense), net.

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

Non-GAAP Operating Income
Non-GAAP operating income increased by $15.6 million for fiscal 2016 as compared to fiscal 2015, and decreased by $89.9 million for fiscal 2015 as compared to fiscal 2014. Non-GAAP operating income as a percentage of total revenue was 17.2%, 17.0%, and 20.0% for fiscal years 2016, 2015, and 2014, respectively.
The Non-GAAP operating income and Non-GAAP operating income percentage for fiscal 2016 increased primarily due to revenue expansion in Engineering and Construction and Mobile Solutions and strong operating expense control across the company. The Non-GAAP operating income and Non-GAAP operating income percentage for fiscal 2015 decreased primarily due to revenue declines in Engineering and Construction and Field Solutions, partially offset by a revenue increase in Mobile Solutions.

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
Market Interest Rate Risk
Our cash equivalents and short-term investments consisted primarily of treasury bills, debt securities and commercial paper, interest and non-interest bearing bank deposits as well as bank time deposits. The main objective of these instruments is safety of principal and liquidity while maximizing return, without significantly increasing risk.
Due to the nature of our cash equivalents and short-term investments where they are readily convertible to cash, we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.
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
At the end of fiscal 2016, we had outstanding a revolving loan of $94.0 million under the 2014 Credit Facility and a revolving credit line of $130.0 million under the Uncommitted Facilities. A hypothetical 10% increase in our borrowing rates at the end of fiscal 2016 could result in approximately $0.2 million annual increase in interest expense on these existing principal balances.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In fiscal 2016, revenue was negatively impacted by foreign currency exchange rates by $12.1 million and operating income was favorably impacted by $3.2 million, respectively. Currency translation subtracted approximately 1% of revenue and added 2% of operating income in fiscal 2016.

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Swiss Franc, Euro, British pound and New Zealand and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding at the end of fiscal 2016 and 2015 are summarized as follows (in millions):

	At the End of Fiscal 2016		At the End of Fiscal 2015
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(99.2)	$—	$(86.5)	$1.3
Sold	$86.1	$0.1	$88.1	$(0.5)

TRIMBLE INC.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

At the End of Fiscal Year	2016	2015
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$216.1	$116.0
Short-term investments	111.1	—
Accounts receivable, net	354.8	361.9
Other receivables	35.4	14.9
Inventories	218.8	261.1
Other current assets	42.5	44.5
Total current assets	978.7	798.4
Property and equipment, net	144.2	159.2
Goodwill	2,077.6	2,106.4
Other purchased intangible assets, net	333.3	487.1
Other non-current assets	140.0	129.6
Total assets	$3,673.8	$3,680.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$130.3	$118.3
Accounts payable	109.8	99.8
Accrued compensation and benefits	97.5	98.9
Deferred revenue	246.5	234.6
Accrued warranty expense	17.2	18.5
Other current liabilities	86.9	90.8
Total current liabilities	688.2	660.9
Long-term debt	489.6	611.4
Non-current deferred revenue	37.7	29.6
Deferred income tax liabilities	38.8	51.7
Other non-current liabilities	113.8	106.5
Total liabilities	1,368.1	1,460.1
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 251.3 and 250.7 shares issued and outstanding at the end of fiscal 2016 and 2015, respectively	0.3	0.3
Additional paid-in-capital	1,348.3	1,238.0
Retained earnings	1,177.1	1,148.2
Accumulated other comprehensive loss	(219.9)	(166.8)
Total Trimble Inc. stockholders’ equity	2,305.8	2,219.7
Noncontrolling interests	(0.1)	0.9
Total stockholders' equity	2,305.7	2,220.6
Total liabilities and stockholders’ equity	$3,673.8	$3,680.7
See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years	2016	2015	2014
(In millions, except per share data)
Revenue:
Product	$1,562.0	$1,533.5	$1,713.6
Service	430.2	419.9	396.0
Subscription	370.0	337.0	285.9
Total revenues	2,362.2	2,290.4	2,395.5
Cost of sales:
Product	760.8	731.1	788.1
Service	169.9	164.2	152.6
Subscription	104.9	100.3	81.1
Amortization of purchased intangible assets	88.6	92.6	82.9
Total cost of sales	1,124.2	1,088.2	1,104.7
Gross margin	1,238.0	1,202.2	1,290.8
Operating expense
Research and development	349.6	336.7	318.0
Sales and marketing	377.6	374.6	387.6
General and administrative	256.0	255.3	247.1
Restructuring charges	11.6	11.4	1.7
Amortization of purchased intangible assets	62.2	69.8	75.6
Total operating expense	1,057.0	1,047.8	1,030.0
Operating income	181.0	154.4	260.8
Non-operating income (expense), net
Interest expense, net	(25.9)	(25.6)	(18.7)
Foreign currency transaction gain (loss), net	(1.9)	0.2	(5.1)
Income from equity method investments, net	17.6	17.9	12.4
Other income, net	5.9	4.9	16.6
Total non-operating income (expense), net	(4.3)	(2.6)	5.2
Income before taxes	176.7	151.8	266.0
Income tax provision	44.5	31.1	52.1
Net income	132.2	120.7	213.9
Less: Net loss attributable to noncontrolling interests	(0.2)	(0.4)	(0.2)
Net income attributable to Trimble Inc.	$132.4	$121.1	$214.1
Basic earnings per share	$0.53	$0.47	$0.82
Shares used in calculating basic earnings per share	250.5	255.8	260.1
Diluted earnings per share	$0.52	$0.47	$0.81
Shares used in calculating diluted earnings per share	253.9	258.5	264.5

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years	2016	2015	2014
(In millions)
Net income	$132.2	$120.7	$213.9
Foreign currency translation adjustments, net of tax $(0.2) in 2016, $(4.3) in 2015, and $(6.4) in 2014	(53.4)	(90.2)	(104.0)
Net unrealized actuarial gain (loss), net of tax	0.3	0.1	(1.7)
Comprehensive income	79.1	30.6	108.2
Less: Comprehensive loss attributable to noncontrolling interests	(0.2)	(0.4)	(0.2)
Comprehensive income attributable to Trimble Inc.	$79.3	$31.0	$108.4
See accompanying Notes to the Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock			Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions, except par values)
Balance at the end of fiscal 2013	258.7	$0.3	$1,105.7	$1,081.7	$29.0	$2,216.7	$13.1	$2,229.8
Net income				214.1		214.1	(0.2)	213.9
Other comprehensive loss					(105.7)	(105.7)		(105.7)
Comprehensive income						108.4		108.2
Issuance of common stock under employee plans, net of tax withholdings	3.7	—	57.9	(1.8)		56.1		56.1
Stock repurchases	(3.2)	—	(14.8)	(83.0)		(97.8)		(97.8)
Stock-based compensation			44.1			44.1		44.1
Noncontrolling interest investments			—			—	(1.1)	(1.1)
Tax benefit from stock option exercises			14.1			14.1		14.1
Balance at the end of fiscal 2014	259.2	$0.3	$1,207.0	$1,211.0	$(76.7)	$2,341.6	$11.8	$2,353.4
Net income				121.1		121.1	(0.4)	120.7
Other comprehensive loss					(90.1)	(90.1)		(90.1)
Comprehensive income						31.0		30.6
Issuance of common stock under employee plans, net of tax withholdings	2.7	—	33.3	(3.6)		29.7		29.7
Stock repurchases	(11.2)	—	(54.1)	(180.3)		(234.4)		(234.4)
Stock-based compensation			50.9			50.9		50.9
Noncontrolling interest investments			—			—	(10.5)	(10.5)
Tax benefit from stock option exercises			0.9			0.9		0.9
Balance at the end of fiscal 2015	250.7	$0.3	$1,238.0	$1,148.2	$(166.8)	$2,219.7	$0.9	$2,220.6
Net income				132.4		132.4	(0.2)	132.2
Other comprehensive loss					(53.1)	(53.1)		(53.1)
Comprehensive income						79.3		79.1
Issuance of common stock under employee plans, net of tax withholdings	5.5	—	76.7	(8.8)		67.9		67.9
Stock repurchases	(4.9)	—	(24.8)	(94.7)		(119.5)		(119.5)
Stock-based compensation			53.2			53.2		53.2
Noncontrolling interest investments			0.8			0.8	(0.8)	—
Tax benefit from stock option exercises			4.4			4.4		4.4
Balance at the end of fiscal 2016	251.3	$0.3	$1,348.3	$1,177.1	$(219.9)	$2,305.8	$(0.1)	$2,305.7

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years	2016	2015	2014
(In millions)
Cash flows from operating activities:
Net income	$132.2	$120.7	$213.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	37.0	36.7	33.1
Amortization expense	150.8	162.4	158.5
Provision for doubtful accounts	3.0	1.9	3.8
Deferred income taxes	0.4	0.9	(1.7)
Stock-based compensation	52.6	50.1	43.4
Income from equity method investments	(17.6)	(17.9)	(12.4)
Gain on an equity sale	—	—	(15.1)
Divestiture (gain) loss, net	(3.5)	(3.9)	2.9
Excess tax benefit for stock-based compensation	(6.5)	(2.1)	(14.1)
Provision for excess and obsolete inventories	15.8	12.3	4.8
Other non-cash items	3.3	10.0	4.7
Add decrease (increase) in assets:
Accounts receivable	1.2	0.3	(10.9)
Other receivables	1.4	8.5	(2.3)
Inventories	24.0	(2.9)	(31.8)
Other current and non-current assets	(1.2)	(7.6)	(7.1)
Add increase (decrease) in liabilities:
Accounts payable	10.9	(6.4)	(7.2)
Accrued compensation and benefits	0.6	(0.1)	0.5
Deferred revenue	26.1	28.1	45.9
Accrued warranty expense	(1.1)	(2.0)	3.1
Accrued liabilities	(22.3)	(34.1)	(4.9)
Net cash provided by operating activities	407.1	354.9	407.1
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(38.8)	(156.3)	(307.9)
Acquisitions of property and equipment	(26.0)	(43.9)	(47.3)
Acquisitions of intangible assets	(0.3)	(0.1)	(7.6)
Purchases of equity method investments	(1.5)	(5.5)	(10.9)
Purchases of short-term investments	(113.3)	—	—
Proceeds from maturities of short-term investments	2.4	—	—
Net proceeds from sales of businesses	14.4	12.1	—
Dividends received from equity method investments	17.6	20.0	32.2
Other	1.1	1.3	(2.5)
Net cash used in investing activities	(144.4)	(172.4)	(344.0)
Cash flows from financing activities:
Issuance of common stock, net of tax withholdings	67.5	29.7	56.1
Repurchase and retirement of common stock	(119.5)	(234.4)	(97.8)
Excess tax benefit for stock-based compensation	6.5	2.1	14.1
Proceeds from debt and revolving credit lines	355.0	555.0	876.2
Payments on debt and revolving credit lines	(465.3)	(555.2)	(900.1)
Net cash used in financing activities	(155.8)	(202.8)	(51.5)
Effect of exchange rate changes on cash and cash equivalents	(6.8)	(11.7)	(10.8)
Net increase (decrease) in cash and cash equivalents	100.1	(32.0)	0.8
Cash and cash equivalents, beginning of fiscal year	116.0	148.0	147.2
Cash and cash equivalents, end of fiscal year	$216.1	$116.0	$148.0

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS
The Company began operations in 1978 and was originally incorporated in California as Trimble Navigation Limited in 1981. On October 1, 2016, Trimble Navigation Limited changed its name to Trimble Inc. ("Trimble" or the "Company") and changed its state of incorporation from the State of California to the State of Delaware (the “Reincorporation”). Other than the change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities or total stockholders' equity of the Company, nor did it result in any change in location of the Company's employees, including the Company's management. Additionally, the reincorporation did not alter any stockholders' percentage ownership interest or number of shares owned in the Company. The Reincorporation was previously approved by the Company’s stockholders at its 2016 annual meeting of stockholders.
Trimble is a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Trimble's solutions are used across a range of industries including agriculture, architecture, civil engineering, survey and land administration, construction, geospatial, government, natural resources, transportation and utilities. Representative Trimble customers include engineering and construction firms, surveying companies, farmers and agricultural companies, enterprise firms with large-scale fleets, energy, mining and utility companies, and state, federal and municipal governments.
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
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Fiscal 2016, 2015 and 2014 were all 52-week years, and ended on December 30, 2016, January 1, 2016 and January 2, 2015, respectively. Unless otherwise stated, all dates refer to the Company’s fiscal year.
These Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling stockholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The Company has presented revenue and cost of sales separately for products, service and subscriptions. Product revenue includes hardware, software licenses, parts and accessories; service revenue includes maintenance and support for hardware and software products, training and professional services; subscription revenue includes software as a service (SaaS).
Reclassification
As a result of the Reincorporation, the Company reports common stock at its par value and additional paid-in capital separately. The Company has elected to present this change in disclosure retrospectively, and accordingly, to conform to current year presentation, the Company reclassified $1.24 billion, $1.21 billion and $1.11 billion from common stock to additional paid-in capital at the end of fiscal 2015, 2014 and 2013, respectively, on the Company's Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity.

Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in local currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income, net of tax in accumulated other comprehensive loss within the stockholders’ equity section of the Consolidated Balance Sheets. Income and expense accounts are translated at average monthly exchange rates during the year.
Derivative Financial Instruments
The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash, certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Chinese Yuan, Indian Rupee, Brazilian Real, South African Rand, Swedish Krona, Swiss Franc, Euro and British pound. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in original maturity. The Company occasionally enters into foreign exchange forward contracts to hedge the purchase price of some of its larger business acquisitions. The Company does not enter into foreign exchange forward contracts for trading purposes. As of the fiscal years ended 2016 and 2015, there were no derivative financial instruments outstanding that were accounted for as hedges.
Cash, Cash Equivalents and Short-Term Investments
The Company's cash equivalents and short-term investments consisted primarily of treasury bills, debt securities and commercial paper, interest and non-interest bearing bank deposits as well as bank time deposits. The Company classifies all investments that are considered readily convertible to known amounts of cash and have stated maturities of three months or less from the date of purchase as cash equivalents and those with stated maturities of greater than three months as short-term investments based on the nature of the investments and their availability for use in current operations. The Company has classified and accounted for such investments in cash equivalents and short-term investments as available-for-sale securities. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.
The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. These investments are carried at fair value, and any unrealized gains and losses, net of taxes, are reported in Accumulated other comprehensive loss, except for unrealized losses determined to be other-than-temporary, which would be recorded within Other income, net. The Company has not recorded any such impairment charge in the fiscal year 2016. Realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are recorded as a component of Other income, net.
Concentrations of Risk
The Company is subject to concentrations of credit risk primarily from cash and cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents and short-term investments consisted primarily of treasury bills, debt securities and commercial paper, interest and non-interest bearing bank deposits as well as bank time deposits. The main objective of these instruments is safety of principal and liquidity while maximizing return, without significantly increasing risk. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.
The Company's investment policy requires the portfolio to include only securities with high credit quality and a weighted average maturity not to exceed 6 months, with the main objective of preserving capital and maintaining liquidity. The Company maintains an investment portfolio of various holdings, types, and maturities.
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
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts was 5.0 million at the end of fiscal 2016 and 2015, respectively. The sales return reserve was $3.6 million and $5.1 million at the end of fiscal 2016 and 2015, respectively.

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
Inventories
Inventories are stated at the lower of cost or market, which approximates net realizable value. Adjustments are also made to reduce the cost of inventory for estimated excess or obsolete balances. Factors influencing these adjustments include declines in demand which impact inventory purchasing forecasts, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. If the Company's estimates used to reserve for excess and obsolete inventory are different from what it expected, the Company may be required to recognize additional reserves, which would negatively impact its gross margin.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms when applicable. Useful lives generally include a range from four to six years for machinery and equipment, five to seven years for furniture and fixtures, two to five years for computer equipment and software, 39 years for buildings, and the life of the lease for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range generally from two to five years. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $37.0 million in fiscal 2016, $36.7 million in fiscal 2015 and $33.1 million in fiscal 2014.
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
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth fiscal quarter of each year based on the values on the first day of that quarter. For the Company's annual goodwill impairment test in the fourth quarter of fiscal 2016 goodwill was reviewed for impairment utilizing a quantitative two-step process.  In the first step of this test, goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. When the Company performs a quantitative assessment of goodwill impairment, the determination of fair value of a reporting unit involves the use of significant estimates and assumptions. The discounted cash flows are based upon, among other things, assumptions about expected future operating performance using risk-adjusted discount rates. Actual future results may differ from those estimates. As of the first day of the fourth quarter of fiscal 2016, the fair value for our reporting units ranged from 180% to approximately 1,068% of carrying amounts, therefore goodwill was not impaired and no further testing was required. For certain earlier stage reporting units, due to the smaller magnitude of the carrying value and fair value of each respective reporting unit, the margins by which the fair value exceeded the carrying value on an absolute dollar basis were relatively small.
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
Changes in the Company’s product warranty liability during the fiscal years ended 2016 and 2015 are as follows:

At the End of Fiscal Year	2016	2015
(In millions)
Beginning balance	$18.5	$20.6
Acquired warranties	(0.2)	0.1
Accruals for warranties issued	18.3	16.6
Changes in estimates	0.3	4.8
Warranty settlements (in cash or in kind)	(19.7)	(23.6)
Ending Balance	$17.2	$18.5
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

It is not possible to determine the maximum potential exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not been material and no liabilities have been recorded on the Consolidated Balance Sheets at the end of fiscal 2016 and 2015.
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
Advertising and Promotional Costs
The Company expenses all advertising and promotional costs as incurred. Advertising and promotional expense was approximately $37.2 million, $32.3 million, and $39.0 million, in fiscal 2016, 2015 and 2014, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not significant and were expensed as incurred. The Company received third party funding of approximately $13.0 million, $12.5 million, and $13.5 million in fiscal 2016, 2015 and 2014, respectively. The Company offsets research and development expense with any third party funding earned. The Company retains the rights to any technology developed under such arrangements.
Stock-Based Compensation
The Company has employee stock benefit plans, which are described more fully in “Note 13: Employee Stock Benefit Plans.” Stock compensation expense recognized in the Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company attributes the value of stock options to expense using the straight-line single option method. The grant date fair value for options is estimated using the binomial valuation model. The fair value of rights to purchase shares under the Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model. The fair value of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) are valued as of the grant date using the fair value of Trimble’s common stock and the total expense associated with the performance-based awards is based upon the expected achievement of the underlying performance goals and may be adjusted in future periods based upon changes in expectations and actual achievement. The fair value for restricted stock units with market-based vesting conditions is valued as of the grant date using a Monte Carlo simulation. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.
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
Fiscal 2016 Adoption

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
Fiscal 2017 Adoption
In July 2015, the FASB issued amendments to simplify the measurement of inventory. Under the amendments, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The guidance defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. The amendments are effective for the Company beginning in fiscal 2017 and will not have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued amendments to its guidance on the accounting for derivatives and hedging. The new guidance clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendments are effective for the Company beginning in fiscal 2017 and will not have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued new guidance related to equity investments and joint ventures. This standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income will be recognized through earnings. The amendments are effective for the Company beginning in fiscal 2017 and will not have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued final guidance that changes certain aspects of the accounting for share-based payments awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company will adopt this guidance beginning in the first quarter of fiscal 2017. The adoption will not have a material impact on the Company's financial statements.

In October 2016, the FASB issued amendments to its guidance on the accounting for related parties, which amends the consolidation guidance issued in February 2015 regarding the treatment of indirect interests held through related parties that are under common control. The amendments are effective for the Company beginning in fiscal 2017 and will not have a material impact on the Company's consolidated financial statements.
Future Adoption
In May 2014, the FASB issued a comprehensive new revenue recognition standard that replaces the current revenue recognition guidance under U.S. GAAP. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company expects to adopt this accounting standard update in the first quarter of fiscal 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard.  The new standard may impact the timing and amounts of revenue recognized. The Company is still evaluating which adoption method it will apply and is continuing to assess the impact that the updated standard will have on its consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued new guidance related to statement of cash flows. This guidance amended the existing accounting standards for the statement of cash flows and provided guidance on certain classification issues related to the statement of cash flows. The new standard is effective for the Company beginning in fiscal 2019 and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company is currently evaluating the timing and the impact of these amendments on its statement of cash flows, which will likely include a reclassification of payments for business combinations from cash flows from investing activities, to cash flows from operating and financing activities.

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

In January 2017, the FASB issued new guidance to that simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in today’s two-step impairment test. The impairment test is performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is to be applied on a prospective basis and is effective for the Company beginning in fiscal 2020 and early adoption is permitted. The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.

In February 2017, the FASB issued new guidance clarifying the scope and application of existing guidance related to the sale or transfer of nonfinancial assets to noncustomers, including partial sales. The amendments are effective at the same time as the new revenue recognition guidance, which the Company expects to adopt in the first quarter of fiscal 2018. The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.

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

The following table shows the computation of basic and diluted earnings per share:

Fiscal Years	2016	2015	2014
(in millions, except per share data)
Numerator:
Net income attributable to Trimble Inc.	$132.4	$121.1	$214.1
Denominator:
Weighted average number of common shares used in basic earnings per share	250.5	255.8	260.1
Effect of dilutive securities	3.4	2.7	4.4
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	253.9	258.5	264.5
Basic earnings per share	$0.53	$0.47	$0.82
Diluted earnings per share	$0.52	$0.47	$0.81
For fiscal 2016, 2015 and 2014 the Company excluded 4.3 million shares, 6.1 million shares and 1.4 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive.

NOTE 4: BUSINESS COMBINATIONS
During fiscal 2016, 2015 and 2014 the Company acquired multiple businesses, all with cash consideration. The Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition.
During fiscal 2016, the Company acquired four businesses, all with cash consideration, all in its Engineering and Construction segment. The purchase prices ranged from less than $0.3 million to $14.0 million. The acquisitions were not significant individually or in the aggregate. The largest acquisition was of a company that manages content and software solutions enable Mechanical, Electrical and Plumbing (MEP) contractors and engineers to produce intelligent and constructible models, based in Rocklin, California. In the aggregate, the businesses acquired during fiscal 2016 contributed less than one percent to the Company's total revenue during fiscal 2016.
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
During fiscal 2014, the Company acquired thirteen businesses across its Engineering and Construction, Field Solutions, and Mobile Solutions segments. The purchase prices ranged from less than $0.6 million to $83.1 million. The largest acquisition was of a company that provides software solutions to MEP industry and a software provider for real estate and facility management, based in London within the Engineering and Construction segment. In the aggregate, the businesses acquired during fiscal 2014 collectively contributed less than one percent to the Company's total revenue during fiscal 2014.

The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of each acquisition. For certain acquisitions completed in fiscal 2016, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items the fair value of intangible assets and goodwill could be impacted. Thus the provisional measurements of fair value set forth below are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs of $6.9 million, $12.0 million and $13.4 million in fiscal 2016, 2015 and 2014, respectively, were expensed as incurred, along with the changes in fair value of the contingent consideration liabilities, and are included in General and administrative expenses in the Consolidated Statements of Income.
The following table summarizes the Company’s business combinations completed during fiscal 2016, 2015 and 2014:

(In millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Fair value of total purchase consideration	$27.6	$176.2	$331.8
Less fair value of net assets acquired:
Net tangible assets acquired	(1.9)	8.0	41.2
Identified intangible assets	13.6	83.3	155.8
Deferred taxes	(1.3)	(13.6)	(46.8)
Goodwill	$17.2	$98.5	$181.6
Intangible Assets
The following table presents details of the Company’s total intangible assets:

	At the End of Fiscal 2016			At the End of Fiscal 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$794.8	$(620.6)	$174.2	$802.1	$(536.0)	$266.1
Trade names and trademarks	50.9	(42.9)	8.0	52.8	(39.8)	13.0
Customer relationships	438.7	(294.1)	144.6	448.1	(258.0)	190.1
Distribution rights and other intellectual properties	64.3	(57.8)	6.5	78.6	(60.7)	17.9
	$1,348.7	$(1,015.4)	$333.3	$1,381.6	$(894.5)	$487.1
The weighted-average amortization period is six years for developed product technology, five years for trade names and trademarks, seven years for customer relationships, and eight years for distribution rights and other intellectual properties.
The estimated future amortization expense of intangible assets at the end of fiscal 2016 is as follows (in millions):

2017	$126.1
2018	98.7
2019	59.4
2020	32.1
2021	11.5
Thereafter	5.5
Total	$333.3

Goodwill
The changes in the carrying amount of goodwill for fiscal 2016 are as follows (in millions):

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
At the end of fiscal 2015	$1,140.1	$125.7	$822.9	$17.7	$2,106.4
Additions due to acquisitions and current year acquisitions' purchase price adjustments	18.6	—	—	—	18.6
Purchase price adjustments - prior years' acquisitions	—	0.2	0.1	—	0.3
Foreign currency translation adjustments	(35.1)	(1.1)	(3.9)	0.2	(39.9)
Divestitures	(1.2)	—	(6.6)	—	(7.8)
At the end of fiscal 2016	$1,122.4	$124.8	$812.5	$17.9	$2,077.6

The Company sold the Omega Group assets, Advanced Public Safety (APS) business, and Gatewing business in fiscal 2016. Both Omega Group and APS businesses provided software solutions for public safety agencies and were part of the Company’s Mobile Solutions segment. Gatewing provided lightweight unmanned aerial vehicles for photogrammetry and rapid terrain mapping applications and was part of the Company's Engineering and Construction segment.
NOTE 5: CERTAIN BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet items:

At the End of Fiscal Year	2016	2015
(In millions)
Inventories:
Raw materials	$77.9	$107.5
Work-in-process	6.8	5.9
Finished goods	134.1	147.7
Total inventories	$218.8	$261.1
Finished goods includes $14.4 million at the end of fiscal year 2016 and $14.6 million at the end of fiscal year 2015 for costs of sales that have been deferred in connection with deferred revenue arrangements.

At the End of Fiscal Year	2016	2015
(In millions)
Property and equipment, net:
Machinery and equipment	$113.3	$115.8
Software and licenses	119.4	112.1
Furniture and fixtures	26.3	26.8
Leasehold improvements	32.1	30.4
Construction in progress	10.8	13.5
Buildings	47.9	48.1
Land	8.3	8.2
	358.1	354.9
Less accumulated depreciation	(213.9)	(195.7)
Total	$144.2	$159.2

At the End of Fiscal Year	2016	2015
(In millions)
Other non-current liabilities:
Deferred compensation	$22.6	$21.1
Pension	13.1	13.5
Deferred rent	3.3	3.0
Unrecognized tax benefits	65.3	53.1
Other	9.5	15.8
Total	$113.8	$106.5

NOTE 6: REPORTING SEGMENT AND GEOGRAPHIC INFORMATION
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

•
Advanced Devices - The various operations that comprise this segment are aggregated on the basis that these operations do not exceed 10% of the Company's total revenue, operating income or assets. This segment is comprised of the Embedded Technologies, Timing, Applanix, Military and Advanced Systems and ThingMagic businesses.

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

The following tables present revenue, operating income, depreciation expense and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expense, excluding general corporate expense, acquisition/divestiture costs, amortization of purchased intangible assets, amortization of acquisition-related inventory step-up, restructuring charges, stock-based compensation, litigation reserves and executive transition costs. The identifiable assets that the CODM views by segment are accounts receivable, inventories and goodwill.

Fiscal Years	2016	2015	2014
(In millions)
Engineering and Construction
Revenue	$1,313.6	$1,283.3	$1,348.1
Operating income	230.5	218.8	284.1
Depreciation expense	13.6	14.1	13.4
Field Solutions
Revenue	$354.3	$355.3	$422.1
Operating income	105.2	108.6	137.8
Depreciation expense	1.3	1.2	0.9
Mobile Solutions
Revenue	$559.7	$520.3	$486.8
Operating income	88.9	85.6	78.0
Depreciation expense	5.5	5.4	5.3
Advanced Devices
Revenue	$134.6	$131.5	$138.5
Operating income	51.4	46.9	44.3
Depreciation expense	0.6	0.6	0.6
Total
Revenue	$2,362.2	$2,290.4	$2,395.5
Operating income	476.0	459.9	544.2
Depreciation expense	21.0	21.3	20.2

At the End of Fiscal Year	2016	2015	2014
(Dollars in millions)
Engineering and Construction
Accounts receivable	$202.9	$215.9	$227.7
Inventories	140.8	178.0	185.2
Goodwill	1,122.4	1,140.1	1,170.6
Field Solutions
Accounts receivable	$59.7	$57.1	$51.6
Inventories	32.7	36.0	51.0
Goodwill	124.8	125.7	96.0
Mobile Solutions
Accounts receivable	$69.2	$69.6	$62.9
Inventories	31.6	30.4	26.1
Goodwill	812.5	822.9	796.0
Advanced Devices
Accounts receivable	$23.0	$19.3	$19.8
Inventories	13.7	16.7	15.8
Goodwill	17.9	17.7	23.2
Total
Accounts receivable	$354.8	$361.9	$362.0
Inventories	218.8	261.1	278.1
Goodwill	2,077.6	2,106.4	2,085.8
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

Fiscal Years	2016	2015	2014
(In millions)
Consolidated segment operating income	$476.0	$459.9	$544.2
Unallocated corporate expense (1)	(78.3)	(80.2)	(79.4)
Restructuring charges (2)	(13.3)	(12.8)	(2.1)
Stock-based compensation	(52.6)	(50.1)	(43.4)
Amortization of purchased intangible assets	(150.8)	(162.4)	(158.5)
Consolidated operating income	181.0	154.4	260.8
Non-operating income (expense), net	(4.3)	(2.6)	5.2
Consolidated income before taxes	$176.7	$151.8	$266.0
(1) Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up, acquisition/divestiture costs, litigation expenses and executive transition costs.
(2) Restructuring charges primarily consist of severance and benefits, resulting from employee headcount reductions in connection with the Company's restructuring programs related to decisions to streamline processes and reduce the cost structure. As of the end of fiscal 2016, the Company's restructuring liability was $2.5 million, which is expected to be settled in fiscal 2017. Restructuring liabilities are reported within Other current liabilities on the Consolidated Balance Sheets.
The geographic distribution of Trimble’s revenue and long-lived assets is summarized in the tables below. Other non-US geographies include Canada, and countries in South and Central America, the Middle East, and Africa. Revenue is defined as revenue from external customers.

Fiscal Years	2016	2015	2014
(In millions)
Revenue (1):
United States	$1,156.0	$1,142.1	$1,147.7
Europe	574.9	557.2	581.7
Asia Pacific	352.6	321.1	345.6
Other non-US countries	278.7	270.0	320.5
Total consolidated revenue	$2,362.2	$2,290.4	$2,395.5

(1)	Revenue is attributed to countries based on the location of the customer.
No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue in fiscal years 2016, 2015 and 2014. No single customer accounted for 10% or more of Trimble's accounts receivable as of fiscal years ended 2016 and 2015.
Property and equipment, net by geographic area was as follows:

At the End of Fiscal Year	2016	2015
(In millions)
Property and equipment, net:
United States	$120.4	$130.4
Europe	15.3	18.9
Asia Pacific and other non-US countries	8.5	9.9
Total property and equipment, net	$144.2	$159.2

NOTE 7: DEBT
Debt consisted of the following:

At the End of Fiscal Year	2016	2015
(Dollars in millions)
Notes:
Principal amount	$400.0	$400.0
Unamortized discount on Notes	(2.5)	(2.8)
Debt issuance costs	(2.4)	(2.7)
Credit Facilities:
2014 Credit facility	94.0	216.0
Uncommitted facilities	130.0	118.0
Promissory notes and other debt	0.8	1.2
Total debt	619.9	729.7
Less: Short-term debt	130.3	118.3
Long-term debt	$489.6	$611.4
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
Credit Facilities
2014 Credit Facility
On November 24, 2014, the Company entered into a new five-year credit agreement with a group of lenders (the “2014 Credit Facility”). The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and/or term loan facilities may be established in an amount up to $500.0 million. The outstanding balance of $94.0 million and $216.0 million is classified as long-term in the Consolidated Balance Sheet as of fiscal years ended 2016 and 2015, respectively.

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

The 2014 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2014 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company's ability to create liens and enter into sale and leaseback transactions, and that restrict its subsidiaries’ ability to incur indebtedness. Further, the 2014 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, the Company must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2014 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters of not less than 3.50 to 1.00. The Company must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness (as defined in the 2014 Credit Facility) to (y) EBITDA (as defined in the 2014 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3.00 to 1.00; provided, that on the completion of a material acquisition, the Company may increase the ratio by 0.50 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters. The Company was in compliance with these covenants at the end of fiscal 2016.

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

In February 2016, the Company entered into an amendment to the 2014 Credit Facility to facilitate the Company's reincorporation from California to Delaware and to effect other non-financial terms. In August 2016, the Company entered into a second amendment to revise a definition used in determining when a change of control of the Company may occur.
The interest rate on the long-term debt outstanding under the 2014 Credit Facility was 1.80% and 1.46% at the end of fiscal 2016 and 2015, respectively.
Uncommitted Facilities
The Company also has two $75 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The interest rate on the Uncommitted Facilities is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company. The $130.0 million outstanding at the end of 2016 and the $118.0 million outstanding at the end of 2015 under the Uncommitted Facilities are classified as short-term in the Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 1.65% at the end of fiscal 2016 and 1.37% at the end of fiscal 2015.
Promissory Notes and Other Debt

At the end of fiscal 2016 and 2015, the Company had promissory notes and other notes payable totaling approximately $0.8 million and $1.2 million, respectively, of which $0.5 million and $0.9 million, respectively, was classified as long-term in the Consolidated Balance Sheet.
Debt Maturities
At the end of fiscal 2016, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2017	$130.3
2018	0.2
2019	0.2
2020	94.1
2021	—
Thereafter	$400.0
Total	$624.8

NOTE 8: COMMITMENTS AND CONTINGENCIES
Operating Leases and Other Commitments
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
The estimated future minimum payments required under the Company’s operating lease commitments at the end of fiscal 2016 were as follows (in millions):

2017	$30.4
2018	23.6
2019	17.2
2020	12.6
2021	8.9
Thereafter	23.2
Total	$115.9
Net rent expense under operating leases was $34.4 million in fiscal 2016, $34.0 million in fiscal 2015, and $34.1 million in fiscal 2014.
At the end of fiscal 2016, the Company had unconditional purchase obligations of approximately $146.2 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.

Additionally, the Company has certain acquisitions include additional earn-out cash payments based on estimated future revenues, gross margins or other milestones. At the end of fiscal 2016, the Company had $4.5 million included in Other current liabilities and Other non-current liabilities related to these earn-outs, representing the fair value of the contingent consideration.

Litigation
On September 2, 2011, Recreational Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment notwithstanding the Verdict, and on March 18, 2015, the Court awarded the Company a portion of its incurred attorneys’ fees and costs, and entered Final Judgment in the Company’s favor in the amount of $0.6 million. The Final Judgment also provides that the plaintiff take nothing on its claims.  On April 17, 2015, the plaintiff filed a Notice of Appeal to the Alaska Supreme Court. The parties have completed all appellate briefing, and oral arguments were heard before the Alaska Supreme Court on February 24, 2016. A decision by the Alaska Supreme Court has not been made. Although an unfavorable outcome on appeal could have an adverse effect on the Company, the Company believes the claims in the lawsuit are without merit.
From time to time, the Company is also involved in litigation arising out of the ordinary course of our business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of the Company's or its subsidiaries' property is subject.

NOTE 9. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company did not have any investment in available-for-sale securities as of the end of fiscal 2015. The following table summarizes the Company’s available-for-sale securities as of the end of fiscal 2016:

At the end of Fiscal 2016
(Dollars in millions)
Available-for-sale securities:
U.S. Treasury securities	$11.7
Municipal debt securities	10.0
Corporate debt securities	31.7
Time deposit	2.4
Commercial paper	77.5
Total available-for-sale securities	$133.3

Reported as:
Cash and cash equivalents	$22.2
Short-term investments	111.1
Total	$133.3

The Company recognized $0.3 million realized gains on its available-for-sale securities during fiscal 2016, and the gross unrealized gains or losses as of the end of fiscal 2016 were de minimis.

The following table presents the contractual maturities of the Company's available-for-sale investments as of the end of fiscal 2016.

At the end of Fiscal 2016
(Dollars in millions)
Due in less than 1 year	$106.9
Due in 1 to 5 years	16.4
Due in 5-10 years	2.0
Due after 10 years	8.0
Total	$133.3

The Company’s available-for-sale securities are liquid and may be sold in the future to fund future operating needs. As a result, the Company recorded all of its available-for-sale securities, not classified as cash equivalents, in Short-term investments as of the end of fiscal 2016, regardless of the contractual maturity date of the securities.

NOTE 10: FAIR VALUE MEASUREMENTS
The Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters. Where observable prices or inputs are not available, valuation models are applied. Hierarchical levels, defined by the guidance on fair value measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, and are as follows:
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

	Fair Values as of Fiscal Year End 2016				Fair Values as of Fiscal Year End 2015
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Available-for-sale securities:
U.S. Treasury securities (1)	$—	$11.7	$—	$11.7	$—	$—	$—	$—
Municipal debt securities (1)	—	10.0	—	10.0	—	—	—	—
Corporate debt securities (1)	—	31.7	—	31.7	—	—	—	—
Time deposit (1)		2.4		2.4
Commercial paper (1)	—	77.5	—	77.5	—	—	—	—
Total available-for-sale securities	—	133.3	—	133.3	—	—	—	—
Deferred compensation plan assets (2)	22.6	—	—	22.6	21.1	—	—	21.1
Derivative assets (3)	—	0.2	—	0.2	—	2.9	—	2.9
Contingent consideration assets (4)	—	—	7.0	7.0	—	—	7.0	7.0
Total assets measured at fair value	$22.6	$133.5	$7.0	$163.1	$21.1	$2.9	$7.0	$31.0
Liabilities
Deferred compensation plan liabilities (2)	$22.6	$—	$—	$22.6	$21.1	$—	$—	$21.1
Derivative liabilities (3)	—	0.1	—	0.1	—	2.1	—	2.1
Contingent consideration liabilities (5)	—	—	4.5	4.5	—	—	6.6	6.6
Total liabilities measured at fair value	$22.6	$0.1	$4.5	$27.2	$21.1	$2.1	$6.6	$29.8

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

(5)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payment under the arrangements is $17.5 million at the end of fiscal 2016, based on estimated future revenues, gross margins or other milestones. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
At the End of Fiscal Year	2016		2015
(In millions)
Liabilities:
Notes	$400.0	$410.6	$400.0	$399.9
2014 Credit facility	94.0	94.0	216.0	216.0
Uncommitted facilities	130.0	$130.0	118.0	118.0
Promissory notes and other debt	0.8	0.8	1.2	1.2
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

NOTE 11: INCOME TAXES
Income before taxes and the provision for taxes consisted of the following:

Fiscal Years	2016	2015	2014
(In millions)
Income before taxes:
United States	$68.4	$55.6	$99.3
Foreign	108.3	96.2	166.7
Total	$176.7	$151.8	$266.0

Provision for taxes:
US Federal:
Current	$34.0	$47.5	$45.7
Deferred	(14.3)	(23.0)	(11.7)
	19.7	24.5	34.0
US State:
Current	3.5	5.7	7.7
Deferred	0.6	(2.8)	(0.9)
	4.1	2.9	6.8
Foreign:
Current	28.8	25.4	25.3
Deferred	(8.1)	(21.7)	(14.0)
	20.7	3.7	11.3
Income tax provision	$44.5	$31.1	$52.1
Effective tax rate	25%	20%	20%

The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before taxes (effective tax rate) was as follows:

Fiscal Years	2016	2015	2014
Statutory federal income tax rate	35%	35%	35%
Increase (reduction) in tax rate resulting from:
Foreign income taxed at lower rates	(10)%	(11)%	(18)%
US State income taxes	2%	1%	2%
US Federal research and development credits	(3)%	(3)%	(1)%
Stock-based compensation	3%	1%	1%
Foreign audit reserve release	—%	(2)%	—%
Divestiture	(5)%	—%	—%
Valuation allowance release - foreign	—%	(3)%	—%
Other	3%	2%	1%
Effective tax rate	25%	20%	20%

The effective tax rate in fiscal 2016 increased compared to 2015 primarily due to the closing of a foreign audit and valuation allowance release in 2015, increase in nondeductible expense, and a change in the geographic mix of pretax income, partially offset by a tax benefit from a divestiture of a non-strategic business.

The effective tax rate in fiscal 2015 remained consistent with 2014. However, certain specific items affecting the effective tax rate did change. These included a change in geographic mix of pretax income, which was partially offset by tax benefits resulting from the closing of a foreign tax audit, valuation allowance releases and an increase in federal research and development credit.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

At the End of Fiscal Year	2016	2015
(In millions)
Deferred tax liabilities:
Purchased intangibles	$91.9	$122.6
Depreciation and amortization	11.7	11.0
US residual tax on foreign earnings	11.3	12.2
Total deferred tax liabilities	114.9	145.8

Deferred tax assets:
Inventory valuation differences	12.9	11.5
Expenses not currently deductible	27.7	26.2
US federal tax credit carryforwards	0.3	0.6
Deferred revenue	6.9	6.6
US state tax credit carryforwards	15.1	16.4
Accrued warranty	3.1	3.4
US federal net operating loss carryforwards	3.8	5.5
Foreign net operating loss carryforwards	31.2	41.7
Stock-based compensation	31.9	29.6
Other	4.1	9.0
Total deferred tax assets	137.0	150.5
Valuation allowance	(30.6)	(34.9)
Total deferred tax assets	106.4	115.6

Total net deferred tax liabilities	$(8.5)	$(30.2)

Reported as:
Non-current deferred income tax assets	30.3	21.5
Non-current deferred income tax liabilities	(38.8)	(51.7)
Net deferred tax liabilities	$(8.5)	$(30.2)

In the fourth quarter of 2015, the Company adopted new accounting guidance for balance sheet classification of deferred taxes, which requires that all deferred income tax assets and liabilities be classified as non-current in the balance sheet. The guidance was adopted on a prospective basis and, therefore, prior periods were not retrospectively adjusted.
At the end of fiscal 2016, the Company has federal and foreign net operating loss carryforwards, or NOLs, of approximately $13.6 million and $147.6 million, respectively. The federal NOLs expire beginning year 2021. There is, generally, no expiration for the foreign NOLs. Utilization of the Company’s federal and state NOLs is subject to annual limitations in accordance with the applicable tax code. The Company has determined that it is more likely than not that the Company will not realize a portion of the foreign NOLs and, accordingly, a valuation allowance has been established for such amount.
The Company has Federal and California research and development credit carryforwards of approximately $0.3 million and $17.1 million, respectively. The federal tax credit carryforwards will expire beginning 2030. The California research tax credits have indefinite carryforward period. The Company believes that it is more likely than not that the Company will not realize a portion of the California research and development credit carryforwards and, accordingly, a valuation allowance has been established for such amount.

At the end of fiscal 2016, the Company’s foreign subsidiaries had approximately $869.7 million of accumulated undistributed earnings that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for U.S. federal and state income taxes have been provided thereon. If such earnings were to be distributed in the form of dividends or otherwise, the Company would have to recognize additional tax liability of approximately $258.5 million.

The total amount of the unrecognized tax benefits at the end of fiscal 2016 was $72.9 million. A reconciliation of gross unrecognized tax benefit is as follows:

At the End of Fiscal Year	2016	2015	2014
(In millions)
Beginning gross balance	$59.0	$51.4	$44.1
Increase related to prior years' tax positions	7.5	6.0	0.8
Increase related to current year tax positions	9.9	6.2	7.5
Lapse of statute of limitations	(1.4)	(1.5)	(1.0)
Settlement with taxing authorities	(2.1)	(3.1)	—
Ending gross balance	$72.9	$59.0	$51.4
The Company's total unrecognized tax benefits that, if recognized, would affect its effective tax rate were $60.5 million and $52.7 million at the end of fiscal 2016 and 2015, respectively.
The Company and its subsidiaries are subject to U.S. federal, state, and foreign income taxes. The Company has substantially concluded all U.S. federal income tax audits for years through 2009. State income tax matters have been concluded for years through 2009 and non-U.S. income tax matters have been concluded for years through 2005. The Company is currently in various stages of multiple year examinations by federal, state, and foreign (multiple jurisdictions) taxing authorities. While the Company generally believes it is more likely than not that its tax positions will be sustained, it is reasonably possible that future obligations related to these matters could arise. The Company believes that its reserves are adequate to cover any potential assessments that may result from the examinations and negotiations.
In the first quarter of fiscal 2015, the Company received a Notice of Proposed Adjustment from the IRS for the fiscal years 2010 and 2011. The proposed adjustments primarily relate to the valuations of intercompany transfers of acquired intellectual property. The assessments of tax and penalties for the years in question total $67.0 million. The Company does not agree with the IRS position and has filed a protest with the IRS Appeals Office in April 2015. The IRS appeals process commenced in March 2016. Although the Company continues to believe in the merits of its positions, during the fourth quarter of fiscal 2016, the Company submitted a written proposal to the IRS to settle certain aspects of the assessments constituting $15.8 million of the total $67.0 million assessment. The Company intends to vigorously contest the IRS position on the remaining items, and believes that its reserves are adequate to cover any potential assessments.
Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (whether by payment, release or a combination of both) in the next 12 months by up to $6.2 million primarily related to the IRS partial settlement discussed above.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s liability for unrecognized tax benefits including interest and penalties was recorded in Other non-current liabilities in the accompanying Consolidated Balance Sheets. At the end of fiscal 2016 and 2015, the Company had accrued $9.3 million and $6.7 million, respectively, for payment of interest and penalties.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related tax were as follows:

At the End of Fiscal Year	2016	2015
(In millions)
Accumulated foreign currency translation adjustments	$(216.8)	$(163.4)
Net unrealized actuarial losses	(3.1)	(3.4)
Total accumulated other comprehensive loss	$(219.9)	$(166.8)

NOTE 13: EMPLOYEE STOCK BENEFIT PLANS
The Company’s stock benefit plans include the employee stock purchase plan and stock plans adopted in 2002, 1993, 1992, 1990, as well as one stock plan assumed through an acquisition in 2007. Other than the employee stock purchase plan and the 2002 and 1992 stock plans described below, the other plans have no shares available for future grant.
Plans
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which an aggregate of 39.1 million shares of Common Stock have been approved for issuance to eligible employees as approved by the stockholders to date. The plan permits eligible employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period, which is generally six months. Rights to purchase shares are granted during the first and third quarter of each fiscal year. The Purchase Plan terminates on September 30, 2018. In fiscal 2016, 2015 and 2014, 1.1 million, 1.0 million, and 0.7 million shares were issued, respectively, representing $19.1 million, $18.1 million and $16.4 million in cash received for the issuance of stock under the Purchase Plan. At the end of fiscal 2016, the number of shares reserved for future purchases by eligible employees was 9.8 million.
2002 Stock Plan
Trimble’s 2002 Stock Plan (“2002 Plan”), provides for the granting of incentive and non-statutory stock options and restricted stock units ("RSUs") for up to 62.6 million shares plus any shares currently reserved but unissued to employees, consultants, and directors of Trimble. Both incentive and non-statutory stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options under the 2002 plan generally vest over four years with biennial, annual, or monthly vesting, and expire seven years from the date of grant. RSUs are converted into shares of Trimble common stock upon vesting on a one-for-one basis, except those with market-based or performance-based vesting conditions, in which the number of shares that may be greater. RSUs granted to employees generally vest over four years. RSUs granted to non-employee directors generally vest after one year.  Grants of RSUs reduce the plan reserves by the number of shares to be issued multiplied by 1.69 and any forfeitures of these awards due to their not vesting would increase the plan reserve by the same measure.
1992 Employee Stock Bonus Plan
At the end of fiscal 2016, there were no options outstanding to purchase shares under the 1992 Employee Stock Bonus Plan (“Bonus Plan”) and 1,606 shares were available for future grant under the Bonus Plan.
Stock Option and Restricted Stock Unit Activity
The following table summarizes the Company’s stock option and restricted stock unit activity during fiscal 2016:

	Stock Options Outstanding		Restricted Stock Units Outstanding
	Options	Weighted average exercise price	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(In millions, except for per share data)
Outstanding at the beginning of year	11.6	$22.15	4.3	$26.98
Granted	—	$19.28	2.1	$26.13
Option exercised	(3.7)	$16.47	—	$—
Shares released, net	—	$—	(1.2)	$27.86
Cancelled and Forfeited	(0.3)	$27.05	(0.5)	$26.43
Outstanding at the end of year	7.6	$24.60	4.7	$26.40
During fiscal year 2016, the Company granted 0.7 million market-based and performance-based restricted stock units. As of fiscal year end 2016, the Company has 1.1 million market-based and performance-based restricted stock units outstanding and none had vested as of fiscal 2016 year end.
As of the end of fiscal 2016, the number of shares available for grant under the 2002 stock plan was 7.7 million.

The following table summarizes information about stock options outstanding as of fiscal 2016 year end:

	Number Of Shares (in millions)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Vested and expected to vest	7.6	$24.59	2.70	$44.8
Options exercisable	6.6	$24.15	2.47	$41.3
The intrinsic value of options vested and expected to vest and exercisable is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the end of fiscal 2016. The total intrinsic value of options exercised during fiscal 2016, 2015 and 2014 was $36.0 million, $13.9 million, and $61.3 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
The following table summarizes information about restricted stock units outstanding as of fiscal 2016:

	Number Of Shares Underlying Restricted Stock Units (in millions)	Weighted- Average Remaining Vesting Period (in years)	Aggregate Fair Value (in millions)
Vested and expected to vest	5.5	1.64	$164.7
The fair value of restricted stock units vested and expected to vest as of fiscal 2016 is calculated based on the fair value of the Company’s common stock as of the end of fiscal 2016.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense included in the Consolidated Statements of Income.

Fiscal Years	2016	2015	2014
(In millions)
Cost of sales	$3.8	$3.9	$3.2
Research and development	9.1	8.7	6.8
Sales and marketing	8.3	9.1	7.6
General and administrative	31.4	28.4	25.8
Total operating expenses	48.8	46.2	40.2
Total stock-based compensation expense	$52.6	$50.1	$43.4
Fair Value of Share Purchase Rights
The fair value of the share purchase rights granted under the Purchase Plan are valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

Fiscal Years	2016	2015	2014
Expected life of purchase	0.5 years	0.5 years	0.5 years
Expected stock price volatility	36.9%	31.3%	30.5%
Risk free interest rate	0.41%	0.08%	0.07%
Expected dividend yield	—	—	—
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
The weighted average grant-date fair value per share of stock purchase rights granted under the Employee Stock Purchase Plan during fiscal years 2016, 2015 and 2014 was $6.51, $5.24 and $8.32 per share, respectively.
Fair value of Stock Options
The fair value of stock compensation is valued as of the grant date using a binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For options granted during fiscal 2016, 2015 and 2014, the following weighted-average assumptions were used:

Fiscal Years	2016	2015	2014
Expected life of options	4.0 years	3.9 years	4.0 years
Expected stock price volatility	38%	36%	35%
Risk free interest rate	1.49%	1.26%	1.29%
Expected dividend yield	—	—	—
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
The weighted average grant-date fair value per share of stock options granted during fiscal years 2016, 2015 and 2014 was $6.03, $7.36, and $9.07, respectively. The fair value of all stock options vested during fiscal years 2016, 2015 and 2014 was $14.6 million, $18.3 million and $20.5 million, respectively.
Fair value of Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PSUs are valued as of the grant date using the fair value of Trimble’s common stock. RSUs are service-based awards and vest over time based on continued employment. PSUs vest upon the achievement of specified performance goals, as well as continued employment, and the expense recognized is based upon the expected achievement of such goals. The weighted average grant-date fair value per share of RSUs granted during fiscal years 2016, 2015 and 2014 was $26.13, $23.22, and $30.18 per share, respectively. The fair value of all restricted stock units vested during fiscal years 2016, 2015 and 2014 was $33.6 million, $16.3 million and $3.9 million, respectively.
Fair Value of Market-Based Restricted Stock Units
Restricted stock units with market-based vesting conditions vest based on the achievement of the Company’s relative total stockholder return (TSR) of its common stock as compared to the TSR of the constituents of the S&P 500 at the start of the performance period. The fair value of restricted stock units with market-based vesting conditions is valued as of the grant date using a Monte Carlo simulation, using the following weighted-average assumptions:

Fiscal Years	2016	2015
Expected life of Market-Based Restricted Stock Units	3.1 years	2.6 years
Expected stock price volatility	33.8%	30.9%
Risk free interest rate	0.9%	0.9%
Expected dividend yield	—	—
The weighted average grant-date fair value of the restricted stock units with market-based vesting conditions granted during fiscal 2016 and 2015 was $27.09 and $31.60 per share, respectively.

Unrecognized Stock-Based Compensation

At the end of fiscal 2016, total unamortized stock-based compensation expense was $88.9 million, with a weighted-average recognition period of 2.4 years.

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
Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. At the end of fiscal 2016, the 2015 Stock Repurchase Program had remaining authorized funds of $130.4 million.
During fiscal 2016, the Company repurchased approximately 4.9 million shares of common stock in open market purchases under 2015 Stock Repurchase Programs, at an average price of $24.39 per share, for a total of $119.5 million.
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
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-capital based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. As a result of the 2016 repurchases, retained earnings was reduced by $94.7 million in fiscal 2016. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes.

NOTE 15: STATEMENT OF CASH FLOW DATA

Fiscal Years	2016	2015	2014
(In millions)
Supplemental disclosure of cash flow information:
Interest paid	$27.3	$26.5	$15.6
Income taxes paid	$57.4	$54.0	$66.1

NOTE 16: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Both fiscal 2016 and 2015 were a 52-week year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Period	2016	2016	2016	2016
(in millions, except per share data)
Revenue	$583.0	$609.6	$584.1	$585.5
Gross margin	300.6	315.6	309.0	312.8
Net income attributable to Trimble Inc.	19.8	35.7	39.2	37.7
Basic net income per share	0.08	0.14	0.16	0.15
Diluted net income per share	0.08	0.14	0.15	0.15

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Period	2015	2015	2015	2015
(in millions, except per share data)
Revenue	$582.6	$585.8	$562.3	$559.7
Gross margin	307.2	303.9	298.0	293.1
Net income attributable to Trimble Inc.	34.1	25.9	37.1	24.0
Basic net income per share	0.13	0.10	0.15	0.10
Diluted net income per share	0.13	0.10	0.14	0.09

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Trimble Inc.
We have audited the accompanying consolidated balance sheets of Trimble Inc. as of December 30, 2016 and January 1, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimble Inc. at December 30, 2016 and January 1, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trimble Inc.’s internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
February 24, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Trimble Inc.
We have audited Trimble Inc.'s internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Trimble Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Trimble Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2016, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of all current year acquisitions, which are included in the 2016 consolidated financial statements of Trimble Inc. and constituted less than 1% of total assets and net assets as of December 30, 2016, and less than 1% of revenues and net income for the year then ended. Our audit of internal control over financial reporting of Trimble Inc. also did not include an evaluation of the internal control over financial reporting of all current year acquisitions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trimble Inc. as of December 30, 2016 and January 1, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2016 of Trimble Inc. and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
February 24, 2017

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
The Company’s management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The Company has excluded from its evaluation the internal control over financial reporting of all current year acquisitions, which are included in the December 30, 2016 consolidated financial statements and constituted less than 1% of total assets and net assets as of December 30, 2016, and less than 1% of consolidated revenue and net income for the year then ended. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective at the end of fiscal 2016.
The effectiveness of our internal control over financial reporting at the end of fiscal 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Code of Ethics
The Company’s Business Ethics and Conduct Policy applies to, among others, the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other finance organization employees. The Business Ethics and Conduct Policy is available on the Company’s website at www.trimble.com under the heading “Corporate Governance - Governance Documents” on the Investor Relations page of our website. A copy will be provided, without charge, to any stockholder who requests one by written request addressed to General Counsel, Trimble Inc., 935 Stewart Drive, Sunnyvale, CA 94085.
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

(1) Financial Statement Schedules
The following financial statement schedule is filed as part of this report:

Page in this Annual Report on Form 10-K
Schedule II—Valuation and Qualifying Accounts	95
All other schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.
(b) Exhibits
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
TRIMBLE INC.

By:	/S/ STEVEN W. BERGLUND
Steven W. Berglund, President and Chief Executive Officer
February 24, 2017

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ STEVEN W. BERGLUND Steven W. Berglund	President, Chief Executive Officer, Director	February 24, 2017

/s/ ROBERT G. PAINTER Robert G. Painter	Chief Financial Officer (Principal Financial Officer)	February 24, 2017

/s/ JULIE A. SHEPARD Julie A. Shepard	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2017

/s/ MERIT E. JANOW Merit E. Janow	Director	February 24, 2017

/s/ MEAGHAN LLOYD Meaghan Lloyd	Director	February 24, 2017

/s/ ULF J. JOHANSSON Ulf J. Johansson	Director	February 24, 2017

/s/ RON S. NERSESIAN Ron S. Nersesian	Director	February 24, 2017

/s/ MARK S. PEEK Mark S. Peek	Director	February 24, 2017

/s/ NICKOLAS W. VANDE STEEG Nickolas W. Vande Steeg	Director	February 24, 2017

/s/ BÖRJE EKHOLM Börje Ekholm	Director	February 24, 2017

/s/ KAIGHAM (KEN) GABRIEL Kaigham (Ken) Gabriel	Director	February 24, 2017

INDEX TO EXHIBITS

Exhibit
Number

2.1
Agreement and Plan of Merger, dated September 30, 2016, between Trimble Inc. and Trimble Navigation Limited (Incorporated by reference to exhibit number 2.1 to the Company's Current Report on Form 8-K, filed on October 3, 2016)

3.1	Certificate of Incorporation of Trimble Inc. (Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2016)

3.2	By-Laws of Trimble Inc. (Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed on October 3, 2016)

4.1	Form of Common Stock Certificate of Trimble Inc. (Incorporated by reference to exhibit number 4.1 to the Company’s Current Report on Form 8-K, filed on October 3March 25, 2016)

4.2
Indenture, dated as of October 30, 2014, between the Company and U.S. Bank National Association (Incorporated by reference to exhibit number 4.2 to the Company’s Registration Statement on Form S-3, filed October 30, 2014)

4.3
First Supplemental Indenture, dated November 24, 2014, between the Company and U.S. Bank National Association (which includes Form of 4.750% Senior Note due 2024) (Incorporated by reference to exhibit number 4.1 to the Company’s Current Report on Form 8-K, filed November 24, 2014)

4.4
Second Supplemental Indenture, dated October 1, 2016, between Trimble Inc., Trimble Navigation Limited and U.S. Bank National Association (Incorporated by reference to exhibit number 4.2 to the Company’s Current Report on Form 8-K, filed October 3, 2016)

10.1+
Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999 (Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999)

10.2+
Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008 (Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009)

10.3+
Form of Indemnification Agreement between the Company and its officers and directors (Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005)

10.4+
Amended and Restated form of Change in Control severance agreement between the Company and certain Company officers (Incorporated by reference to exhibit number 10.13 to the Company's Annual Report on Form 10-K for the year ended January 2, 2009)

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

10.10+
Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated (Incorporated by reference to exhibit number 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.11
Lease dated May 11, 2005 between Carr America Realty Operating Partnership, L.P. and the Company (Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005)

10.12
First Amendment to Lease between Carr NP Properties, LLC and the Company (Incorporated by reference to exhibit number 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.13**
Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated March 12, 2004, as amended January 19, 2005, October 25, 2005 and June 20, 2007 (Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009)

10.14**
Consigned Excess Inventory Addendum to the Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated July 6, 2009 (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009)

10.15
Five-Year Credit Agreement, dated as of November 24, 2014, among the Company, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed November 24, 2014)

10.16
First Amendment dated February 26, 2016 to the Five-Year Credit Agreement dated November 24, 2014 among the Company, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2016)

10.17
Second Amendment dated as of August 9, 2016 to the Five-Year Credit Agreement dated November 24, 2014 among the Company, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

10.18+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000 (Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006)

10.19+
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

10.21+	Trimble Navigation Limited Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 2014)

10.22+
Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to exhibit number 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.23
Form of officer stock option agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2014)

10.24
Form of U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2014)

10.25
Form of non-U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2014)

10.26
Form of global stock option agreement (officers) under the Company’s Amended and Restated 2002 Stock Plan. (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.27
Form of global restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.28
Form of U.S. director restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.29
Form of non-U.S. director restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.30
Form of global subscription agreement under the Company’s Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.31
Form of global performance restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015 )

10.32
Form of global restricted stock unit award agreement (officers) under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.30 to the Company's Annual Report on Form 10-K for the year ended January 1, 2016)

10.33+	Offer letter between the Company and Robert G. Painter dated January 29, 2016 (Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed February 1, 2016)

10.34+
Settlement Agreement and Release by and between Francois Delepine and the Company dated as of March 14, 2016 (Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2016)

10.35+
Letter agreement for consulting services by and between Francois Delepine and the Company dated as of March 14, 2016 (Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2016)

10.36
Form of Global Performance Stock Unit Award Agreement (Total Shareholder Return) under the Company's Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016)

10.37
Form of Global Performance Stock Unit Award Agreement (Operating Income/Revenue) under the Company's Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016)

21.1    Subsidiaries of the Company (filed herewith)

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

SCHEDULE II
TRIMBLE INC.
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Fiscal Years	2016	2015	2014
Allowance for doubtful accounts:
Balance at beginning of period	$5.0	$7.8	$6.3
Acquired allowance	0.3	0.6	2.6
Bad debt expense	3.0	1.9	3.8
Write-offs, net of recoveries	(3.3)	(5.3)	(4.9)
Balance at end of period	$5.0	$5.0	$7.8