Form 10-Q
period 2017-03-31
TRIMBLE INC.
filed 2017-05-08
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2017, there were 252,897,071 shares of Common Stock, par value $0.001 per share, outstanding.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended March 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	First Quarter of	Fiscal Year End
As of	2017	2016
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$280.8	$216.1
Short-term investments	141.8	111.1
Accounts receivable, net	394.7	354.8
Other receivables	30.5	35.4
Inventories	221.1	218.8
Other current assets	46.6	42.5
Total current assets	1,115.5	978.7
Property and equipment, net	142.8	144.2
Goodwill	2,128.6	2,077.6
Other purchased intangible assets, net	361.6	333.3
Other non-current assets	148.9	140.0
Total assets	$3,897.4	$3,673.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$138.3	$130.3
Accounts payable	115.9	109.8
Accrued compensation and benefits	85.8	97.5
Deferred revenue	299.3	246.5
Accrued warranty expense	17.4	17.2
Other current liabilities	102.6	86.9
Total current liabilities	759.3	688.2
Long-term debt	509.8	489.6
Non-current deferred revenue	37.7	37.7
Deferred income tax liabilities	39.2	38.8
Other non-current liabilities	130.5	113.8
Total liabilities	1,476.5	1,368.1
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 252.6 and 251.3 shares issued and outstanding as of the end of the first quarter of fiscal 2017 and fiscal year end 2016, respectively	0.3	0.3
Additional paid-in-capital	1,399.4	1,348.3
Retained earnings	1,216.1	1,177.1
Accumulated other comprehensive loss	(194.8)	(219.9)
Total Trimble Inc. stockholders' equity	2,421.0	2,305.8
Noncontrolling interests	(0.1)	(0.1)
Total stockholders' equity	2,420.9	2,305.7
Total liabilities and stockholders' equity	$3,897.4	$3,673.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter of
(In millions, except per share amounts)	2017	2016
Revenue:
Product	$405.4	$393.6
Service	106.8	101.6
Subscription	101.7	87.8
Total revenue	613.9	583.0
Cost of sales:
Product	194.4	190.0
Service	47.1	41.6
Subscription	26.8	26.7
Amortization of purchased intangible assets	19.0	24.1
Total cost of sales	287.3	282.4
Gross margin	326.6	300.6
Operating expense:
Research and development	88.7	87.7
Sales and marketing	94.8	96.7
General and administrative	69.3	68.3
Restructuring charges	2.9	1.8
Amortization of purchased intangible assets	14.3	16.2
Total operating expense	270.0	270.7
Operating income	56.6	29.9
Non-operating income (expense), net:
Interest expense, net	(6.1)	(6.6)
Foreign currency transaction gain (loss), net	1.4	(0.1)
Income from equity method investments, net	4.2	2.9
Other income, net	9.5	3.3
Total non-operating income (expense), net	9.0	(0.5)
Income before taxes	65.6	29.4
Income tax provision	15.1	9.7
Net income	50.5	19.7
Less: Net loss attributable to noncontrolling interests	—	(0.1)
Net income attributable to Trimble Inc.	$50.5	$19.8
Basic earnings per share	$0.20	$0.08
Shares used in calculating basic earnings per share	252.0	251.0
Diluted earnings per share	$0.20	$0.08
Shares used in calculating diluted earnings per share	255.9	254.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter of
	2017	2016
(In millions)
Net income	$50.5	$19.7
Foreign currency translation adjustments, net of tax	25.3	28.2
Net unrealized loss on short-term investments	(0.1)	—
Net unrealized actuarial loss, net of tax	(0.1)	(0.1)
Comprehensive income	75.6	47.8
Less: Comprehensive loss attributable to noncontrolling interests	—	(0.1)
Comprehensive income attributable to Trimble Inc.	$75.6	$47.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter of
(In millions)	2017	2016
Cash flow from operating activities:
Net Income	$50.5	$19.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8.9	9.1
Amortization expense	33.3	40.3
Provision for doubtful accounts	—	0.6
Deferred income taxes	0.2	(0.1)
Stock-based compensation	13.7	13.7
Income from equity method investments	(4.2)	(2.9)
Divestiture gain, net	(8.1)	(3.1)
Provision for excess and obsolete inventories	1.9	4.1
Other non-cash items	(2.5)	0.7
Decrease (increase) in assets:
Accounts receivable	(34.8)	(14.1)
Other receivables	3.9	(2.2)
Inventories	(2.3)	3.1
Other current and non-current assets	(8.0)	(4.9)
Increase (decrease) in liabilities:
Accounts payable	3.6	11.9
Accrued compensation and benefits	(14.7)	(13.5)
Deferred revenue	49.6	54.1
Accrued warranty	0.1	(0.7)
Other liabilities	11.8	(1.4)
Net cash provided by operating activities	102.9	114.4
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(79.2)	(15.8)
Acquisitions of property and equipment	(5.7)	(4.9)
Purchases of equity method investments	—	(0.4)
Purchases of short-term investments	(59.0)	—
Proceeds from maturities of short-term investments	24.4	—
Proceeds from sales of short-term investments	3.9	—
Net proceeds from sales of businesses	19.2	8.1
Dividends received from equity method investments	1.5	5.0
Other	0.4	(0.3)
Net cash used in investing activities	(94.5)	(8.3)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	39.6	16.1
Repurchases and retirement of common stock	(14.2)	(12.2)
Proceeds from debt and revolving credit lines	252.0	92.0
Payments on debt and revolving credit lines	(226.1)	(147.0)
Net cash provided by (used in) financing activities	51.3	(51.1)
Effect of exchange rate changes on cash and cash equivalents	5.0	3.7
Net increase in cash and cash equivalents	64.7	58.7
Cash and cash equivalents - beginning of period	216.1	116.0
Cash and cash equivalents - end of period	$280.8	$174.7

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
Trimble is a provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Trimble's solutions are used across a range of industries including agriculture, architecture, civil engineering, survey and land administration, construction, geospatial, government, natural resources, transportation and utilities. Representative Trimble customers include engineering and construction firms, surveying companies, farmers and agricultural companies, enterprise firms with large-scale fleets, energy, mining and utility companies, and state, federal and municipal governments.
Trimble focuses on integrating broad technological and application capabilities to create system-level solutions that transform how work is done within the industries the Company serves. Products are sold based on return on investment and provide benefits such as lower operational costs, higher productivity, improved quality, enhanced safety and regulatory compliance, and reduced environmental impact. Representative products include equipment that automates large industrial equipment such as tractors and bulldozers; integrated systems that track fleets of vehicles and workers and provide real-time information and powerful analytics to the back-office; data collection systems that enable the management of large amounts of geo-referenced information; software solutions that connect all aspects of a construction site or a farm; and building information modeling ("BIM") software that is used throughout the design, build, and operation of buildings.
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2016 was December 30, 2016. The first quarter of fiscal 2017 and 2016 ended on March 31, 2017 and April 1, 2016, respectively. Both fiscal 2017 and 2016 are 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling stockholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
Certain immaterial amounts from prior periods have been reclassified to conform to the current period presentation, including certain line items within the Consolidated Statement of Cash Flows, due to the adoption of accounting for certain aspects of the share-based payments awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements.
Reportable Segments
In March 2017, the Company effected a change in the reporting of its segment financial results to better reflect the Company's customer base and end markets. Beginning with the first quarter of fiscal 2017, the Company is reporting its financial performance, including revenues and operating income, based on four new reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation. Comparative period financial information by reportable segment has been recast to conform with the current presentation. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further information.
Unaudited Interim Financial Information
The accompanying financial data as of the end of the first quarter of fiscal 2017 and for the first quarter of fiscal 2017 and 2016 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2016 is derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for fiscal year 2016. The following discussion should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K.
In the opinion of management, all adjustments necessary have been made to present a fair statement of financial positions and results for the interim periods presented. The results of operations for the first quarter of fiscal 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.

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
The Company has presented revenue and cost of sales separately for products, service and subscriptions. Product revenue includes hardware, software licenses, parts and accessories; service revenue includes maintenance and support for hardware and software products, training and professional services; subscription revenue includes software as a service ("SaaS").
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting polices during the first quarter of fiscal 2017 from those disclosed in the Company’s most recent Form 10-K.
Recent Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that replaces the current revenue recognition guidance under U.S. GAAP. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company expects to adopt this accounting standard update in the first quarter of fiscal 2018. The Company is currently in the process of assessing the adoption methodology, which allows the standard to be applied either retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. The Company's final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, and its ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary. The Company does not anticipate that its internal control framework will materially change, but rather existing internal controls will be modified and augmented as necessary to implement the new revenue standard. The new standard may impact, in some cases, the timing and amount of revenue recognized. Additionally, direct costs to obtain and fulfill customer contracts, in some cases, may be deferred and amortized under the new standard. The Company is currently evaluating the effect and cannot reasonably estimate the impact on the financial statements and related disclosures at this time.

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

In February 2016, the FASB issued new guidance that requires a lessee to recognize assets and liabilities arising from leases on the balance sheet. Current GAAP does not require lease assets and liabilities to be recognized for most leases. Additionally, companies are permitted to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the lease payments. This new guidance is effective for the Company beginning in fiscal 2019, although early adoption is permitted. The Company is currently evaluating the effect of this guidance on its consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued new guidance related to the statement of cash flows. This guidance amended the existing accounting standards for the statement of cash flows and provided guidance on certain classification issues related to the statement of cash flows. The new standard is effective for the Company beginning in fiscal 2019 and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company is currently evaluating the timing and the impact of these amendments on its statement of cash flows, which will likely include a reclassification of contingent consideration payments for business combinations from cash flows from investing activities, to both cash flows from operating and financing activities.

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

In January 2017, the FASB issued new guidance to that simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in current GAAP's two-step impairment test. The impairment test is performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is to be applied on a prospective basis and is effective for the Company beginning in fiscal 2020 and early adoption is permitted. The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.

In February 2017, the FASB issued new guidance clarifying the scope and application of existing guidance related to the sale or transfer of non-financial assets to non-customers, including partial sales. The amendments are effective at the same time as the new revenue recognition guidance, which the Company expects to adopt in the first quarter of fiscal 2018. The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.

NOTE 3. STOCKHOLDERS’ EQUITY
Stock Repurchase Activities
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
During the first quarter of fiscal 2017, the Company repurchased approximately 0.5 million shares of common stock in open market purchases, at an average price of $31.47 per share, for a total of $14.2 million under the 2015 Stock Repurchase Program.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-capital based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase is charged to retained earnings. As a result of the 2017 repurchases, retained earnings was reduced by $11.7 million in the first quarter of fiscal 2017. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. At the end of the first quarter of fiscal 2017, the 2015 Stock Repurchase Program had remaining authorized funds of $116.2 million.
Stock-Based Compensation Expense
Stock compensation expense is recognized based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures.
The following table summarizes stock-based compensation expense for the first quarter of fiscal 2017 and 2016.

	First Quarter of
	2017	2016
(In millions)
Cost of sales	$0.8	$1.0
Research and development	2.4	2.3
Sales and marketing	2.2	2.0
General and administrative	8.3	8.4
Total operating expense	12.9	12.7
Total stock-based compensation expense	$13.7	$13.7
NOTE 4. BUSINESS COMBINATIONS
During the first quarter of fiscal 2017, the Company acquired three businesses, with total cash consideration of $98.7 million. The Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition. The acquisitions were not significant individually or in the aggregate. The largest acquisition was a manufacturer of vision-based automatic wayside inspection systems for the railroad industry. In the aggregate, the businesses acquired during the first quarter of fiscal 2017 contributed less than one percent to the Company's total revenue during the first quarter of fiscal 2017.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in the last three quarters of fiscal 2016 and the first quarter of fiscal 2017, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus, the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to the acquisitions, including the changes in the fair value of the contingent consideration liabilities, of $2.1 million and $1.6 million for the first quarter of fiscal 2017 and 2016, respectively, were expensed as incurred and were included in General and administrative expense in the Condensed Consolidated Statements of Income.
The following table summarizes the Company’s business combinations completed during the first quarter of fiscal 2017:

First Quarter of
2017
(In millions)
Fair value of total purchase consideration	$98.7
Less fair value of net assets acquired:
Net tangible assets acquired	4.8
Identifiable intangible assets	59.0
Deferred income taxes	(2.1)
Goodwill	$37.0

Intangible Assets
The following table presents details of the Company’s total intangible assets:

As of	First Quarter of Fiscal 2017			Fiscal Year End 2016
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$833.7	$(642.7)	$191.0	$794.8	$(620.6)	$174.2
Trade names and trademarks	52.8	(44.1)	8.7	50.9	(42.9)	8.0
Customer relationships	461.8	(306.3)	155.5	438.7	(294.1)	144.6
Distribution rights and other intellectual properties	64.5	(58.1)	6.4	64.3	(57.8)	6.5
	$1,412.8	$(1,051.2)	$361.6	$1,348.7	$(1,015.4)	$333.3
The estimated future amortization expense of purchased intangible assets as of the end of the first quarter of fiscal 2017 was as follows:

(In millions)
2017 (Remaining)	$102.2
2018	110.0
2019	70.4
2020	42.9
2021	22.1
Thereafter	14.0
Total	$361.6
Goodwill
In March 2017, the information used to allocate resources and assess performance that is provided to the Company's chief operating decision maker, its Chief Executive Officer, changed to better reflect the Company's customer base and end markets. The new reporting structure consists of four operating segments, each representing a single reporting unit: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation. Goodwill was reassigned to the new reporting units using the relative fair values and, as a result of this reassignment, an impairment assessment was performed immediately before and after the reorganization of the Company’s reporting structure. There was no goodwill impairment resulting from this assessment in the first quarter of fiscal 2017.
The changes in the carrying amount of goodwill by segment for the first quarter of fiscal 2017 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of fiscal year end 2016	$663.7	$405.1	$217.7	$791.1	$2,077.6
Additions due to acquisitions	—	—	13.3	23.7	37.0
Foreign currency translation adjustments	11.2	5.0	2.5	2.2	20.9
Divestiture (1)	—	(6.9)	—	—	(6.9)
Balance as of the end of the first quarter of fiscal 2017	$674.9	$403.2	$233.5	$817.0	$2,128.6
(1) In the first quarter of 2017, the Company sold its ThingMagic business, which was part of the Geospatial segment.

NOTE 5. INVENTORIES
Inventories consisted of the following:

	First Quarter of	Fiscal Year End
As of	2017	2016
(In millions)
Raw materials	$74.1	$77.9
Work-in-process	9.7	6.8
Finished goods	137.3	134.1
Total inventories	$221.1	$218.8
Finished goods includes $14.8 million and $14.4 million at the end of the first quarter of fiscal 2017 and fiscal year end 2016 for costs of sales that have been deferred in connection with deferred revenue arrangements.
NOTE 6. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the Company's Chief Executive Officer (our chief operating decision maker or "CODM") in deciding how to allocate resources and assess performance. The CODM evaluates each segment’s performance and allocates resources based on segment operating income before income taxes and corporate allocations. The Company and each of its segments employ consistent accounting policies. In each of its segments, the Company sells many individual products. For this reason it is impracticable to segregate and identify revenue for each of the individual products or group of products. Stock-based compensation is shown in the aggregate within unallocated corporate expense and is not reflected in the segment results, which is consistent with the way the CODM evaluates each segment's performance and allocates resources.

Prior to fiscal 2017, the Company operated its business in four reportable segments - Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices. In March 2017, the Company effected a change in the reporting of its segment financial results to better reflect the Company’s customer base and end markets. Over time, the Company has experienced significant growth both organically and through strategic business acquisitions, resulting in an increasingly diversified business model. As a result of the Company’s evolution, the CODM changed the information he regularly reviews to allocate resources and assess performance. Beginning with the first fiscal quarter of 2017, the Company is reporting its financial performance based on four new reportable segments - Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation.

The Company’s reportable segments are described below:

•	Buildings and Infrastructure: This segment primarily serves customers working in architecture, engineering, construction, and operations and maintenance.

•	Geospatial: This segment primarily serves customers working in surveying, engineering, government, and land management.

•	Resources and Utilities: This segment primarily serves customers working in agriculture, forestry, and utilities.

•	Transportation: This segment primarily serves customers working in transportation, including transportation and logistics, automotive, rail, and military aviation.

The following tables present revenue, operating income, depreciation expense and identifiable assets for the four reportable segments. Operating income is revenue less cost of sales and operating expense, excluding unallocated corporate expenses, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture items, and executive transition costs. The identifiable assets that the CODM views by segment are accounts receivable, inventories and goodwill.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
First Quarter of Fiscal 2017
Revenue	$188.1	$149.8	$119.9	$156.1	$613.9
Operating income	32.7	27.9	42.2	24.8	127.6
Depreciation expense	1.8	1.3	0.6	1.4	5.1
First Quarter of Fiscal 2016
Revenue	$173.7	$152.2	$113.8	$143.3	$583.0
Operating income	22.4	26.1	34.9	23.8	107.2
Depreciation expense	1.8	1.6	0.5	1.3	5.2
As of the First Quarter of Fiscal 2017
Accounts receivable, net	$117.7	$112.4	$83.9	$80.7	$394.7
Inventories	49.9	104.4	29.0	37.8	221.1
Goodwill	674.9	403.2	233.5	817.0	2,128.6
As of Fiscal Year End 2016
Accounts receivable, net	$104.7	$108.3	$65.5	$76.3	$354.8
Inventories	51.3	100.4	31.0	36.1	218.8
Goodwill	663.7	405.1	217.7	791.1	2,077.6
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	First Quarter of
	2017	2016
(In millions)
Consolidated segment operating income	$127.6	$107.2
Unallocated corporate expense	(18.4)	(18.7)
Restructuring charges	(3.4)	(2.1)
Amortization of purchased intangible assets	(33.3)	(40.3)
Stock-based compensation	(13.7)	(13.7)
Amortization of acquisition-related inventory step-up	(0.1)	—
Acquisition and divestiture items	(2.1)	(1.6)
Executive transition costs	—	(0.9)
Consolidated operating income	56.6	29.9
Non-operating income (expense), net:	9.0	(0.5)
Consolidated income before taxes	$65.6	$29.4

NOTE 7. DEBT
Debt consisted of the following:

	First Quarter of	Fiscal Year End
As of	2017	2016
(In millions)
Notes:
Principal amount	$400.0	$400.0
Unamortized discount on Notes	(2.4)	(2.5)
Debt issuance costs	(2.3)	(2.4)
Credit Facilities:
2014 Credit Facility	114.0	94.0
Uncommitted facilities	138.0	130.0
Promissory notes and other debt	0.8	0.8
Total debt	648.1	619.9
Less: Short-term debt	138.3	130.3
Long-term debt	$509.8	$489.6
Notes
In November 2014, the Company issued $400.0 million of Senior Notes (the "Notes") in a public offering registered with the Securities and Exchange Commission. The Notes mature on December 1, 2024 and accrue interest at a rate of 4.75% per annum, payable semiannually in arrears in cash on December 1 and June 1 of each year. The Notes are classified as long-term in the Condensed Consolidated Balance Sheet and are presented net of unamortized discount and debt issuance costs. The discount and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes.
In connection with the Notes offering, Trimble entered into an Indenture with U.S. Bank National Association, as trustee. Trimble may redeem the Notes at its option at any time, in accordance with the terms and conditions set forth in the Indenture. The Indenture contains no financial covenants. Further details regarding the terms of the Notes, including the redemption rights, and the Indenture, are provided in the Company’s fiscal 2016 Annual Report on Form 10-K.
Credit Facilities
2014 Credit Facility
In November 2014, the Company entered into a five-year credit agreement with a group of lenders, which provides for an unsecured revolving loan facility of $1.0 billion (the "2014 Credit Facility"). Under the 2014 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. The interest rate on the non-current debt outstanding under the 2014 Credit Facility was 2.03% and 1.80% at the end of the first quarter of fiscal 2017 and fiscal year end 2016, respectively, and is payable on a quarterly basis. Amounts not borrowed under the revolving facility will be subject to a commitment fee.
The outstanding balance of $114.0 million as of the end of the first quarter of fiscal 2017 and $94.0 million at the end of fiscal 2016 are classified as long-term debt in the Condensed Consolidated Balance Sheet. Unamortized debt issuance costs associated with the 2014 Credit Facility are presented as assets in the Condensed Consolidated Balance sheet and are being amortized to interest expense using the effective interest rate method over the term of the 2014 Credit Facility.
In February 2016, the Company entered into an amendment to the 2014 Credit Facility to facilitate the Company's reincorporation from California to Delaware and to effect other non-financial terms. In August 2016, the Company entered into a second amendment to revise a definition used in determining when a change of control of the Company may occur.
The Company was in compliance with all covenants pertaining to the 2014 Credit Facility at the end of the first quarter of fiscal 2017.
Uncommitted Facilities
The Company also has two $75 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The $138.0 million outstanding at the end of the first quarter of fiscal 2017 and the $130.0 million outstanding at the end of fiscal 2016 under the Uncommitted Facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 1.85% at the end of the first quarter of fiscal 2017 and 1.65% at the end of fiscal 2016.
Promissory Notes and Other Debt
At the end of the first quarter of fiscal 2017 and the year end of fiscal 2016, the Company had promissory notes and other notes payable totaling approximately $0.8 million for each period, of which $0.5 million for each period was classified as long-term in the Condensed Consolidated Balance Sheet.
Debt Maturities
At the end of the first quarter of fiscal 2017, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2017 (Remaining)	$138.3
2018	0.2
2019	0.2
2020	114.1
2021	—
Thereafter	400.0
Total	$652.8

NOTE 8. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company started to invest in available-for-sale securities in the third quarter of fiscal 2016. The following table summarizes the Company’s available-for-sale securities at the end of the first quarter of fiscal 2017 and at the end of fiscal 2016.

	First Quarter of Fiscal 2017	At the end of Fiscal 2016
(In millions)
Available-for-sale securities:
U.S. Treasury securities	$9.6	$11.7
Municipal debt securities	10.0	10.0
Corporate debt securities	65.9	31.7
Time deposit	2.4	2.4
Commercial paper	83.8	77.5
Total available-for-sale securities	$171.7	$133.3

Reported as:
Cash equivalents	$29.9	$22.2
Short-term investments	141.8	111.1
Total	$171.7	$133.3

The Company did not recognize any realized gains or losses on its available-for-sale securities during the first quarter of 2017, and the net unrealized loss was $0.1 million which was included in Accumulated other comprehensive loss at the end of the first quarter of 2017.

The following table presents the contractual maturities of the Company's available-for-sale investments at the end of the first quarter of fiscal 2017.

First Quarter of Fiscal 2017
(In millions)	Amortized Cost
Due in less than 1 year	$144.2
Due in 1 to 5 years	17.5
Due in 5-10 years	2.0
Due after 10 years	8.0
Total	$171.7

The Company’s available-for-sale securities are liquid and may be sold in the future to fund future operating needs. As a result, the Company recorded all of its available-for-sale securities, not classified as Cash equivalents, in Short-term investments regardless of the contractual maturity date of the securities.

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

	Fair Values as of the end of the First Quarter of Fiscal 2017				Fair Values as of Fiscal Year End 2016
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Available-for-sale securities:
U.S. Treasury securities (1)	$—	$9.6	$—	$9.6	$—	$11.7	$—	$11.7
Municipal debt securities (1)	—	10.0	—	10.0	—	10.0	—	10.0
Corporate debt securities (1)	—	65.9	—	65.9	—	31.7	—	31.7
Time deposit (1)	—	2.4	—	2.4	—	2.4	—	2.4
Commercial paper (1)	—	83.8	—	83.8	—	77.5	—	77.5
Total available-for-sale securities	—	171.7	—	171.7	—	133.3	—	133.3
Deferred compensation plan assets (2)	24.8	—	—	24.8	22.6	—	—	22.6
Derivative assets (3)	—	0.6	—	0.6	—	0.2	—	0.2
Contingent consideration assets (4)	—	—	7.0	7.0	—	—	7.0	7.0
Total assets measured at fair value	$24.8	$172.3	$7.0	$204.1	$22.6	$133.5	$7.0	$163.1
Liabilities
Deferred compensation plan liabilities (2)	$24.8	$—	$—	$24.8	$22.6	$—	$—	$22.6
Derivative liabilities (3)	—	0.1	—	0.1	—	0.1	—	0.1
Contingent consideration liabilities (5)	—	—	10.8	10.8	—	—	4.5	4.5
Total liabilities measured at fair value	$24.8	$0.1	$10.8	$35.7	$22.6	$0.1	$4.5	$27.2

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

(5)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets. The undiscounted maximum payment under the arrangements is $39.7 million at the end of the first quarter of fiscal 2017, based on estimated future revenues, gross margins or other milestones.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	First Quarter of Fiscal 2017		Fiscal Year End 2016
(In millions)
Liabilities:
Notes	$400.0	$421.8	$400.0	$410.6
2014 Credit Facility	114.0	114.0	94.0	94.0
Uncommitted facilities	138.0	138.0	130.0	130.0
Promissory notes and other debt	0.8	0.8	0.8	0.8
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
Changes in the Company’s product warranty liability during the first quarter of fiscal 2017 are as follows:

(In millions)
Balance as of fiscal year end 2016	$17.2
Acquired warranties	0.2
Accruals for warranties issued	4.3
Changes in estimates	(0.2)
Warranty settlements (in cash or in kind)	(4.1)
Balance as of the end of the first quarter of fiscal 2017	$17.4
NOTE 11. EARNINGS PER SHARE
Basic earnings per share is computed by dividing Net income attributable to Trimble Inc. by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing Net income attributable to Trimble Inc.by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, restricted stock units and contingently issuable shares. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
The following table shows the computation of basic and diluted earnings per share:

	First Quarter of
	2017	2016
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$50.5	$19.8
Denominator:
Weighted average number of common shares used in basic earnings per share	252.0	251.0
Effect of dilutive securities	3.9	3.0
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	255.9	254.0
Basic earnings per share	$0.20	$0.08
Diluted earnings per share	$0.20	$0.08
For the first quarter of fiscal 2017 and 2016, the Company excluded 0.7 million and 5.5 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive.
NOTE 12. INCOME TAXES
For the first quarter of fiscal 2017, the Company’s effective income tax rate was 23%, compared to 33% in the corresponding period in fiscal 2016, primarily due to a favorable change in the geographic mix of pre-tax income, stock-based compensation tax benefits, and a decrease in nondeductible expenses.
Historically, the Company's effective tax rate has been lower than the U.S. federal statutory rate of 35% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. The Company has not provided for U.S. taxes on such earnings due to the indefinite reinvestment of such earnings outside the U.S.
The Company and its subsidiaries are subject to U.S. federal and state, and foreign income tax. The Company is currently in different stages of multiple year examinations by the Internal Revenue Service (the "IRS") as well as various state and foreign taxing authorities.
In the first quarter of fiscal 2015, the Company received a Notice of Proposed Adjustment from the IRS for the fiscal years 2010 and 2011. The proposed adjustments primarily relate to the valuations of intercompany transfers of acquired intellectual property. The assessments of tax, interest and penalties for the years in question total $67.0 million. The Company does not agree with the IRS position and filed a protest with the IRS Appeals Office in April 2015. The IRS appeals process commenced in March 2016. Although the Company continues to believe in the merits of its positions, during the fourth quarter of fiscal 2016, the Company submitted a written proposal to the IRS to settle certain aspects of the assessments constituting $15.8 million of the total $67.0 million assessment. The Company intends to vigorously contest the IRS position on the remaining items, and believes that its existing reserves are adequate.
Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (whether by payment, release or a combination of both) in the next 12 months by up to $6.2 million primarily related to the IRS partial settlement discussed above.
The unrecognized tax benefits of $62.6 million and $60.5 million as of the end of the first quarter of fiscal 2017 and fiscal year end 2016, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of the end of the first quarter of fiscal 2017 and fiscal year end 2016, the Company had accrued $9.9 million and $9.3 million, respectively, for interest and penalties, which are recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Operating Leases and Other Commitments
The estimated future minimum operating lease commitments as of the end of the first quarter of fiscal 2017 are as follows (in millions):

2017 (Remaining)	$24.0
2018	24.8
2019	17.5
2020	12.2
2021	9.3
Thereafter	23.1
Total	$110.9
As of the end of the first quarter of fiscal 2017, the Company had unconditional purchase obligations of approximately $166.3 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.

Additionally, the Company has certain acquisitions which include additional earn-out cash payments based on estimated future revenues, gross margins or other milestones. As of the end of the first quarter of fiscal 2017, the Company had $10.8 million included in Other current liabilities and Other non-current liabilities related to these earn-outs, representing the fair value of the contingent consideration.
Litigation
On September 2, 2011, Recreational Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment Notwithstanding the Verdict, and on March 18, 2015, the Court awarded the Company a portion of its incurred attorneys’ fees and costs, and entered Final Judgment in the Company’s favor in the amount of $0.6 million.  The Final Judgment also provides that the plaintiff take nothing on its claims.  On April 17, 2015, the plaintiff filed a Notice of Appeal to the Alaska Supreme Court. On March 24, 2017, the Alaska Supreme Court affirmed, in part, and reversed, in part, the trial court's decision.  The Alaska Supreme Court affirmed the trial court's determination that Plaintiff had not proven damages and was not entitled to recover any lost profits, but remanded the case to the trial court for an award of nominal damages to Plaintiff.  On April 17, 2017, Plaintiff filed a Motion for Rehearing with the Alaska Supreme Court.
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
The forward-looking statements regarding future events and the future results of Trimble Inc. ("Trimble" or "the Company" or "we" or "our" or "us") are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates and the beliefs and assumptions of the management of Trimble. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as "may, " "will, " "should, " "could, " "predicts, " "potential, " "continue, " "expects, " "anticipates, " "future, " "intends, " "plans, " "believes, " "estimates, " and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in "Risk Factors" below and elsewhere in this report, as well as in the Company’s Annual Report on Form 10-K for fiscal year 2016 and in other reports Trimble files with the Securities and Exchange Commission, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Management believes that there have been no significant changes during the first quarter of fiscal 2017 to the items that we disclosed as our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements, see Note 2 to our Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.
EXECUTIVE LEVEL OVERVIEW
Trimble began operations in 1978 and was originally incorporated in California as Trimble Navigation Limited in 1981. On October 1, 2016, Trimble Navigation Limited changed its name to Trimble Inc. ("Trimble" or the "Company") and changed its state of incorporation from the State of California to the State of Delaware.
In March 2017, we changed the reporting of our segment financial results to better reflect our customer base and end markets. Beginning with the first quarter of fiscal 2017, we are reporting our financial performance, including revenues and operating income, based on four new reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation. Comparative period financial information by reportable segment has been recast to conform with the current presentation.
The Buildings and Infrastructure segment primarily serves customers working in architecture, engineering, construction and operations and maintenance. The Geospatial segment primarily serves customers working in surveying, engineering, government and land management. The Resources and Utilities segment primarily serves customers working in agriculture, forestry, and utilities. The Transportation segment primarily serves customers working in transportation, including transportation and logistics, automotive, rail and military aviation.

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

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have over time redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D and acquisitions. We have been spending approximately 14% to 15% of revenue over the past several years on R&D and currently have over 1,200 unique patents. We intend to continue to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for opportunities where the opportunity for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

•
Increasing focus on software and services - Software and services are increasingly important elements of our solutions and are core to our growth strategy. Trimble has an open application programming interface ("API") philosophy and open vendor environment which leads to increased adoption of our software offerings. We believe that increased recurring revenue from these solutions will provide us with enhanced business visibility over time. Professional services constitute an additional growth channel that helps our customers integrate and optimize the use of our offerings in their environment.

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 35 countries and distribution channels in over 100 countries. In first quarter of 2017, over 50% of our sales were to customers located in countries outside of the U.S.

•
Optimized go to market strategies to best access our markets - We utilize vertically-focused distribution channels that leverage domain expertise to best serve the needs of individual markets domestically and abroad. These channels include independent dealers, joint ventures, original equipment manufacturers ("OEM") sales, and distribution alliances with key partners, such as CNH Global, Caterpillar, and Nikon, as well as direct sales to end-users, that provide us with broad market reach and localization capabilities to effectively serve our markets.

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

For the first quarter of fiscal 2017, total revenue increased by $30.9 million compared to the first quarter of fiscal 2016. By geography, North America and Europe were slightly up and Asia-Pacific and the rest of the world were up year over year. We continue to experience a shift in revenue towards a more significant mix of software, recurring revenue, and services, driven both by organic growth and acquisitions.
During the first quarter of fiscal 2017, we acquired three businesses, with total cash consideration of $98.7 million, in our Transportation and Resources and Utilities segment. The largest acquisition was a manufacturer of vision-based automatic wayside inspection systems for the railroad industry. Our Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition.
In addition, in the first quarter of 2017, we sold our ThingMagic business. Our ThingMagic business provided ultra high frequency radio frequency identification ("RFID") modules and finished RFID readers to OEMs in the medical and advanced industrial markets and was part of the Geospatial segment. The sale resulted in a $10.6 million gain in the first quarter of fiscal 2017 that was included in Other income, net on our Condensed Consolidated Statements of Income.
Seasonality of Business
Construction purchases, within our Buildings and Infrastructure segment, tend to occur in early spring, and U.S. governmental agencies tend to utilize funds available at the end of the government’s fiscal year for additional purchases at the end of our third fiscal quarter in September of each year. Our agricultural equipment business revenues, within our Resources and Utilities segment, have historically been the highest in the first quarter, followed by the second quarter, reflecting buying in anticipation of the spring planting season in the Northern hemisphere. However, overall as a company, as a result of diversification of our business across segments and the increased impact of subscription revenues, we may experience less seasonality in the future. Changes in global macroeconomic conditions could also impact the level of seasonality we experience.

RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

	First Quarter of
	2017	2016
(In millions)
Revenue:
Product	$405.4	$393.6
Service	106.8	101.6
Subscription	101.7	87.8
Total revenue	$613.9	$583.0
Gross margin	$326.6	$300.6
Gross margin %	53.2%	51.6%
Operating income	$56.6	$29.9
Operating income %	9.2%	5.1%
Revenue
In the first quarter of fiscal 2017, total revenue increased $30.9 million or 5% compared to the first quarter of fiscal 2016. Product revenue increased $11.8 million or 3%, service revenue increased $5.2 million or 5%, and subscription revenue increased $13.9 million or 16%. The product, service and subscription revenue increases were primarily due to organic growth in Buildings and

Infrastructure and Transportation and to a lesser extent, Resources and Utilities. These increases in revenue were partially offset by a decrease in Geospatial revenues, primarily due to divestitures.
On a segment basis, Buildings and Infrastructure revenue for the first quarter of fiscal 2017 increased $14.4 million or 8%, Resources and Utilities revenue increased $6.1 million or 5%, Transportation revenue increased $12.8 million or 9%, partially offset by a decrease in Geospatial revenue of $2.4 million or 2%, compared to the first quarter of fiscal 2016. Buildings and Infrastructure revenue increased primarily due to buildings software and civil engineering and construction organic growth. Resources and Utilities revenue increased due to strong performance in agriculture and correction services. Transportation revenue increased due to continued growth in the transportation and logistics market. Geospatial revenue decreased for the first quarter mainly due to divestitures.
Gross Margin
Gross margin varies due to a combination of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin increased by $26.0 million for the first quarter of fiscal 2017, compared to the corresponding period in fiscal 2016. Gross margin as a percentage of total revenue was 53.2% for the first quarter of fiscal 2017, compared to 51.6% for the corresponding period in fiscal 2016. The increase was primarily attributable to lower intangibles amortization due to fully amortized intangibles from prior acquisitions and an increase in sales of higher margin products, primarily software, maintenance, and subscription revenue due to organic growth, particularly in Resources and Utilities and to a lesser extent, in Buildings and Infrastructure.
Operating Income
Operating income increased by $26.7 million for the first quarter of fiscal 2017, compared to the corresponding period in fiscal 2016. Operating income as a percentage of total revenue was 9.2% for the first quarter of fiscal 2017, compared to 5.1% for the corresponding period in fiscal 2016.
The increases to operating income and operating income percentage for the first quarter were attributable to revenue increases across segments, excluding Geospatial, and strong operating expense control as well as lower amortization of purchased intangible assets, partially offset by continued investments in growth opportunities in Transportation.
Results by Segment
In March 2017, we changed the reporting of our segment financial results to better reflect our customer base and end markets. Beginning with the first quarter of fiscal 2017, we are reporting our financial performance, including revenues and operating income, based on four new reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation. Comparative period financial information by reportable segment has been recast to conform with the current presentation.
Operating income is revenue less cost of sales and operating expense, excluding unallocated corporate expenses, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture items and executive transition costs.

The following table is a summary of revenue and operating income by segment:

	First Quarter of
	2017	2016
(In millions)
Buildings and Infrastructure
Revenue	$188.1	$173.7
Segment revenue as a percent of total revenue	31%	30%
Operating income	$32.7	$22.4
Operating income as a percent of segment revenue	17%	13%
Geospatial
Revenue	$149.8	$152.2
Segment revenue as a percent of total revenue	24%	26%
Operating income	$27.9	$26.1
Operating income as a percent of segment revenue	19%	17%
Resources and Utilities
Revenue	$119.9	$113.8
Segment revenue as a percent of total revenue	20%	19%
Operating income	$42.2	$34.9
Operating income as a percent of segment revenue	35%	31%
Transportation
Revenue	$156.1	$143.3
Segment revenue as a percent of total revenue	25%	25%
Operating income	$24.8	$23.8
Operating income as a percent of segment revenue	16%	17%
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	First Quarter of
	2017	2016
(In millions)
Consolidated segment operating income	$127.6	$107.2
Unallocated corporate expense	(18.4)	(18.7)
Restructuring charges	(3.4)	(2.1)
Amortization of purchased intangible assets	(33.3)	(40.3)
Stock-based compensation	(13.7)	(13.7)
Amortization of acquisition-related inventory step-up	(0.1)	—
Acquisition and divestiture items	(2.1)	(1.6)
Executive transition costs	—	(0.9)
Consolidated operating income	56.6	29.9
Non-operating income (expense), net:	9.0	(0.5)
Consolidated income before taxes	$65.6	$29.4
Buildings and Infrastructure
Buildings and Infrastructure revenue increased by $14.4 million or 8% for the first quarter of fiscal 2017, compared to the corresponding period in fiscal 2016. Segment operating income increased $10.3 million or 46% for the first quarter of fiscal 2017, compared to the corresponding period in fiscal 2016.
The revenue increase for the first quarter of fiscal 2017 was primarily due to strong performance in buildings software, including growth in architecture and design products as well as BIM software. Growth in civil engineering and construction products continued to be driven by strong OEM sales, as well as new product introductions. Operating income increased for the first quarter of fiscal 2017, primarily due to revenue growth and operating expense control across all businesses.

Geospatial
Geospatial revenue decreased $2.4 million or 2% for the first quarter of fiscal 2017, compared to the corresponding period in fiscal 2016. Segment operating income increased by $1.8 million or 7% for the first quarter of fiscal 2017, compared to the corresponding period in fiscal 2016.
Geospatial revenue decreased for the first quarter of fiscal 2017 primarily due to divestitures, including ThingMagic, Advanced Public Safety and Gatewing. Excluding the impact of divestitures, revenue increased primarily due to inertial product sales, used for mobile georeferencing applications, and timing component sales. Geospatial optical and Global Navigation Satellite System ("GNSS") product sales grew slightly. The newly introduced SX10 product, which combined imaging, survey and 3D scanning capabilities, contributed to growth as well. An area of weakness continued in GIS product sales. Operating income was up for the first quarter due to slightly higher margin product mix and expense control across all businesses.
Resources and Utilities
Resources and Utilities revenue increased by $6.1 million or 5% for the first quarter of fiscal 2017, compared to the corresponding period in fiscal 2016. Segment operating income increased $7.3 million or 21% for the first quarter of fiscal 2017, compared to the corresponding period in fiscal 2016.
Resources and Utilities revenue increased for the first quarter of fiscal 2017 primarily due to strong performance in agriculture and correction services. Agriculture experienced growth in markets such as Europe, Russia and Brazil, as well as North America which provided slight growth. New agriculture OEM relationships also contributed to growth. Operating income increased for the first quarter of fiscal 2017 primarily due to stronger results in agriculture and correction services and operating expense control across all businesses.
Transportation
Transportation revenue increased by $12.8 million or 9% for the first quarter of fiscal 2017, compared to the corresponding period in fiscal 2016. Segment operating income increased by $1.0 million or 4% for the first quarter of fiscal 2017, compared to the corresponding period in fiscal 2016.
Transportation revenue increased for the first quarter of fiscal 2017 primarily due to continued organic growth in the transportation and logistics business, particularly in North America due to the Electronic Logging Device government mandate as well as complementary product sales such as video cameras. Operating income was flat for the first quarter of fiscal 2017. Although revenue was up, operating income was flat due to continued investments in discrete new initiatives, such as a truck driver communities, as well as a reduction in gross margin due to product mix.
Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	First Quarter of
	2017	2016
(In millions)
Research and development	$88.7	$87.7
Percentage of revenue	15%	15%
Sales and marketing	$94.8	$96.7
Percentage of revenue	15%	16%
General and administrative	$69.3	$68.3
Percentage of revenue	11%	12%
Total	$252.8	$252.7
Percentage of revenue	41%	43%
Overall, R&D, S&M and G&A expense increased by approximately $0.1 million for the first quarter of fiscal 2017, compared to the corresponding period in fiscal 2016.
Research and development expense increased by $1.0 million or 1% for the first quarter of fiscal 2017, compared to the corresponding period in fiscal 2016 primarily due to a $1.8 million increase in compensation expense and a $1.2 million increase in consulting expense, partially offset by a $0.9 million decrease due to favorable foreign exchange rates and a $1.1 million decrease in other expense. Overall, research and development spending was both 15% of revenue in the first quarter of fiscal 2017 and 2016.

We believe that the development and introduction of new products are critical to our future success, and we expect to continue active development of new products.

Sales and marketing expense decreased by $1.9 million or 2.0% for the first quarter of fiscal 2017, compared to the corresponding period in fiscal 2016 primarily due to a $1.2 million decrease in travel expense, a $1.0 million decrease due to favorable foreign exchange rates, and a $0.9 million decrease in compensation expense, partially offset by $0.8 million in expense from acquisitions not applicable in the prior corresponding period and a $0.4 million increase in other expense. Overall, spending for sales and marketing was 15% of revenue in the first quarter of fiscal 2017, compared to approximately 16% in the corresponding period of fiscal 2016.

General and administrative expense increased by a $1.0 million, or 1% for the first quarter of fiscal 2017, compared to the corresponding period in fiscal 2016 primarily due to a $2.7 million increase in compensation expense, partially offset by a $1.0 million decrease due to facilities consolidation and a $0.7 million decrease due to travel and other expense. Overall, general and administrative spending was 11% of revenue in the first quarter of fiscal 2017, compared to approximately 12% in the corresponding period of fiscal 2016.
Restructuring charges
Restructuring charges primarily consist of severance and benefits, resulting from employee headcount reductions in connection with our restructuring programs related to decisions to streamline processes and reduce the cost structure. As of the end of the first quarter of fiscal 2017, our restructuring liability was $2.8 million, which is expected to be substantially settled by the first quarter of fiscal 2018. Restructuring liabilities are reported within Other current liabilities on the Condensed Consolidated Balance Sheets.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets was $33.3 million in the first quarter of fiscal 2017, compared to $40.3 million in the first quarter of fiscal 2016. Of the total $33.3 million in the first quarter of fiscal 2017, $14.3 million is presented as a separate line within Operating expense and $19.0 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. Of the total $40.3 million in the first quarter of fiscal 2016, $16.2 million is presented as a separate line within Operating expense and $24.1 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. Amortization in the first quarter of fiscal 2017 reflects acquisitions not included in the corresponding period of fiscal 2016 offset by the fully amortized intangibles from prior acquisitions. As of the end of the first quarter of fiscal 2017 future amortization of intangible assets is expected to be $102.2 million during the remainder of fiscal 2017, $110.0 million during 2018, $70.4 million during 2019, $42.9 million during 2020, $22.1 million during 2021 and $14.0 million thereafter.
Non-operating Income (Expense), Net
The components of Non-operating income (expense), net, were as follows:

	First Quarter of
	2017	2016
(In millions)
Interest expense, net	$(6.1)	$(6.6)
Foreign currency transaction gain (loss), net	1.4	(0.1)
Income from equity method investments, net	4.2	2.9
Other income, net	9.5	3.3
Total non-operating income (expense), net	$9.0	$(0.5)
Non-operating income (expense), net increased $9.5 million for the first quarter of fiscal 2017, compared to the corresponding period in fiscal 2016. The increase for the first quarter was primarily due to divestiture gains, and, to a lesser extent, the favorable impact from foreign currency exchange and an increase in profitability from joint ventures.
Income Tax Provision

Our effective income tax rate, after including discrete items, for the first quarter of fiscal 2017 was 23%, compared to 33% in the corresponding period in fiscal 2016. The rate decrease in the first quarter of fiscal 2017 was primarily due to a change in the geographic mix of pre-tax income and stock-based compensation tax benefits. This compared to a rate increase in the first quarter of fiscal 2016 primarily due to an increase in nondeductible expenses and other discrete items. Historically, our effective tax rate has been lower than the U.S. federal statutory rate of 35% primarily due to the favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. We have not provided for U.S. taxes on such earnings due to the indefinite reinvestment of such earnings outside the U.S.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the first quarter of fiscal 2017 and fiscal year end 2016.
LIQUIDITY AND CAPITAL RESOURCES

	First Quarter of	Fiscal Year End
As of	2017	2016
(In millions, except par value)
Cash and cash equivalents and short-term investments	$422.6	$327.2
As a percentage of total assets	10.8%	8.9%
Principal balance of outstanding debt	652.8	624.8

	First Quarter of
	2017	2016
(In millions, except par value)
Cash provided by operating activities	$102.9	$114.4
Cash used in investing activities	(94.5)	(8.3)
Cash provided by (used in) financing activities	51.3	(51.1)
Effect of exchange rate changes on cash and cash equivalents	5.0	3.7
Net increase in cash and cash equivalents	$64.7	$58.7

Cash and Cash Equivalents and Short-Term Investments
As of the end of the first quarter of fiscal 2017, cash, cash equivalents, and short-term investments totaled $422.6 million compared to $327.2 million as of fiscal year end 2016. We had a principal balance of outstanding debt of $652.8 million as of the end of the first quarter of fiscal 2017, compared to $624.8 million as of fiscal year end 2016.
Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

Our cash, cash equivalents and short-term investments are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions considered to be of reputable credit and to present little credit risk. Our investment policy requires the portfolio to include only securities with high credit quality and a weighted average maturity not to exceed 6 months, with the main objective of preserving capital and maintaining liquidity. We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short-term investments based on their nature and their availability for use in current operations. We believe that our cash and cash equivalents, short-term investments, and borrowings under our 2014 Credit Facility as described below under the heading "Debt", will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures, acquisitions and stock repurchases under the stock repurchase program for at least the next twelve months.
Operating Activities
Cash provided by operating activities was $102.9 million for the first quarter of fiscal 2017, compared to $114.4 million for the first quarter of fiscal 2016. The decrease of $11.5 million was primarily driven by an increase in working capital requirements, particularly accounts receivable.
Investing Activities
Cash used in investing activities was $94.5 million for the first quarter of fiscal 2017, compared to $8.3 million for the first quarter of fiscal 2016. The increase of $86.2 million was primarily due to increased spending for business acquisitions and purchases of available-for-sale investments, partially offset by proceeds from sales of businesses .
Financing Activities
Cash provided by financing activities was $51.3 million for the first quarter of fiscal 2017, compared to cash used in financing activities of $51.1 million for the first quarter of fiscal 2016. The increase of cash provided by financing activities of $102.4 million was primarily driven by an increase in issuance of common stock and proceeds on debt and revolving credit lines.
Accounts Receivable and Inventory Metrics

	First Quarter of	Fiscal Year End
As of	2017	2016
Accounts receivable days sales outstanding	59	55
Inventory turns per year	5.0	4.8

Accounts receivable days sales outstanding were up to 59 days as of the end of the first quarter of fiscal 2017, compared to 55 days as of the end of fiscal 2016. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 5.0 as of the end of the first quarter of fiscal 2017, compared to 4.8 as of the end of fiscal 2016. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
Debt
Notes
In November 2014, we issued $400.0 million of Senior Notes (the "Notes") in a public offering registered with the Securities and Exchange Commission. The Notes mature on December 1, 2024 and accrue interest at a rate of 4.75% per annum, payable semiannually in arrears in cash on December 1 and June 1 of each year. In connection with the Notes offering, we entered into an Indenture with U.S. Bank National Association, as trustee. We may redeem the Notes at our option at any time, in accordance with the terms and conditions set forth in the Indenture. Further details regarding the terms of the Notes, including the redemption rights, and the Indenture, are provided in the Company’s Annual Report on Form 10-K for fiscal 2016.
2014 Credit Facility
In November 2014, we entered into a five-year credit agreement with a group of lenders, which provides for an unsecured revolving loan facility of $1.0 billion (the "2014 Credit Facility"). Under the 2014 Credit Facility, we may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. The interest rate on the non-current debt outstanding under the 2014 Credit Facility was 2.03% and 1.80% at the end of the first quarter of fiscal 2017 and fiscal year end 2016, respectively, and is payable on a quarterly basis. Amounts not borrowed under the revolving facility will be subject to a commitment fee. In

February 2016, we entered into an amendment to the 2014 Credit Facility to facilitate our proposed reincorporation from California to Delaware and to effect other non-financial terms. In August 2016, we entered into a second amendment to revise a definition used in determining when a change of control of the Company may occur. We were in compliance with all covenants pertaining to the 2014 Credit Facility at the end of the first quarter of fiscal 2017.
Uncommitted Facilities
We also have two $75 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The $138.0 million outstanding at the end of the first quarter of fiscal 2017 and the $130.0 million outstanding at the end of fiscal 2016 under the Uncommitted Facilities are considered short-term. The weighted average interest rate on the Uncommitted Facilities was 1.85% at the end of the first quarter of fiscal 2017 and 1.65% at the end of fiscal 2016.
Promissory Notes and Other Debt
At the end of the first quarter of fiscal 2017 and the end of fiscal 2016, we had promissory notes and other notes payable totaling approximately $0.8 million for each period, of which $0.5 million for each period was classified as long-term in the Condensed Consolidated Balance Sheet.
For additional discussion of our debt, see Note 7 of Notes to Condensed Consolidated Financial Statements.
Repatriation of Foreign Earnings and Income Taxes
As of the first quarter of fiscal 2017, $398.2 million of cash, cash equivalents and short-term investment was held by our foreign subsidiaries, of which $15.3 million was borrowed from the U.S. under intercompany financing arrangements. If these loaned funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. federal and state taxes to repatriate the loaned funds. To the extent of other repatriation of cash held by foreign entities, we generally would be required to pay U.S. federal and state taxes.  While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. However, if we were to make significant acquisitions or stock repurchases, we may be required to increase our outstanding indebtedness, which could result in increased borrowing costs. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2014 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
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

Non-GAAP non-operating income (expense), net

We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income (expense), net excludes acquisition/divestiture gains/losses associated with unusual acquisition related items such as intangible asset impairment charges and gains or losses related to the acquisition or sale of certain businesses and investments. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
Non-GAAP income tax provision
We believe that providing investors with the non-GAAP income tax provision is beneficial because it provides for consistent treatment of the excluded items in our non-GAAP presentation.
Non-GAAP net income
This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture costs, executive transition costs, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture costs, executive transition costs, and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share compared to our past diluted net income per share.
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our ""core operating performance"" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture costs, executive transition costs, and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items ( A ) - ( I ) below.

(In millions, except per share amounts)		First Quarter
		2017		2016
		Dollar	% of	Dollar	% of
		Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$326.6	53.2%	$300.6	51.6%
Restructuring charges	( A )	0.5	0.1%	0.3	0.1%
Amortization of purchased intangible assets	( B )	19.0	3.1%	24.1	4.0%
Stock-based compensation	( C )	0.8	0.1%	1.0	0.2%
Amortization of acquisition-related inventory step-up	( D )	0.1	—%	—	—%
Non-GAAP gross margin:		$347.0	56.5%	$326.0	55.9%
OPERATING EXPENSES:
GAAP operating expenses:		$270.0	44.0%	$270.7	46.4%
Restructuring charges	( A )	(2.9)	(0.6)%	(1.8)	(0.3)%
Amortization of purchased intangible assets	( B )	(14.3)	(2.3)%	(16.2)	(2.8)%
Stock-based compensation	( C )	(12.9)	(2.1)%	(12.7)	(2.2)%

Acquisition / divestiture items	( E )	(2.1)	(0.3)%	(1.6)	(0.3)%
Executive transition costs	( F )	—	—%	(0.9)	(0.1)%
Non-GAAP operating expenses:		$237.8	38.7%	$237.5	40.7%
OPERATING INCOME:
GAAP operating income:		$56.6	9.2%	$29.9	5.1%
Restructuring charges	( A )	3.4	0.7%	2.1	0.4%
Amortization of purchased intangible assets	( B )	33.3	5.4%	40.3	6.8%
Stock-based compensation	( C )	13.7	2.2%	13.7	2.4%
Amortization of acquisition-related inventory step-up	( D )	0.1	—%	—	—%
Acquisition / divestiture items	( E )	2.1	0.3%	1.6	0.3%
Executive transition costs	( F )	—	—%	0.9	0.1%
Non-GAAP operating income:		$109.2	17.8%	$88.5	15.1%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$9.0		$(0.5)
Acquisition / divestiture items	( E )	(8.1)		(3.1)
Non-GAAP non-operating income (expense), net:		$0.9		$(3.6)

			GAAP and Non-GAAP Tax Rate %	( I )	GAAP and Non-GAAP Tax Rate %
INCOME TAX PROVISION:
GAAP income tax provision:		$15.1	23%	$9.7	33%
Non-GAAP items tax effected	( G )	10.2		18.3
Difference in GAAP and Non-GAAP tax rate	( H )	—		(7.5)
Non-GAAP income tax provision:		$25.3	23%	$20.5	24%
NET INCOME:
GAAP net income attributable to Trimble Inc.		$50.5		$19.8
Restructuring charges	( A )	3.4		2.1
Amortization of purchased intangible assets	( B )	33.3		40.3
Stock-based compensation	( C )	13.7		13.7
Amortization of acquisition-related inventory step-up	( D )	0.1		—
Acquisition / divestiture items	( E )	(6.0)		(1.5)
Executive transition costs	( F )	—		0.9
Non-GAAP tax adjustments	( G ) + ( H )	(10.2)		(10.8)
Non-GAAP net income attributable to Trimble Inc.		$84.8		$64.5

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.		$0.20		$0.08
Restructuring charges	( A )	0.01		0.01
Amortization of purchased intangible assets	( B )	0.13		0.16
Stock-based compensation	( C )	0.05		0.05
Amortization of acquisition-related inventory step-up	( D )	—		—
Acquisition / divestiture items	( E )	(0.02)		(0.01)
Executive transition costs	( F )	—		—
Non-GAAP tax adjustments	( G ) + ( H )	(0.04)		(0.04)
Non-GAAP diluted net income per share attributable to Trimble Inc.		$0.33		$0.25

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

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the first quarter of fiscal years 2017 and 2016, stock-based compensation was allocated as follows:

	First Quarter
(Dollars in millions)	2017	2016
Cost of sales	$0.8	$1.0
Research and development	2.4	2.3
Sales and Marketing	2.2	2.0
General and administrative	8.3	8.4
	$13.7	$13.7

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

E.
Acquisition / divestiture items. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, and integration costs, as well as adjustments to the fair value of earn-out liabilities. Included in our GAAP presentation of non-operating income (expense), net, acquisition / divestiture items includes unusual acquisition, investment, and/or divestiture gains/losses. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

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

Non-GAAP Operating Income
Non-GAAP operating income increased by $20.6 million or 23% for the first quarter of fiscal 2017, compared to the corresponding period in fiscal 2016. Non-GAAP operating income as a percentage of total revenue was 17.8% for the first quarter of fiscal 2017, compared to 15.1% for the corresponding period in fiscal 2016.
Non-GAAP operating income and Non-GAAP operating income percentage for the first quarter of fiscal 2017 increased primarily due to revenue increases across segments, excluding Geospatial, and strong operating expense control, partially offset by continued investments in growth opportunities in Transportation.

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
Market Interest Rate Risk
There have been no significant changes to our market interest rate risk assessment. Refer to our 2016 Annual Report on Form 10-K on page 49.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the first quarter of fiscal 2017, revenue was negatively impacted by foreign currency exchange rates by $5.2 million and operating income was favorably impacted by $1.1 million. Currency translation subtracted approximately 1% of revenue and added 2% of operating income in the first quarter of fiscal 2017.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Swiss Franc, Euro, British pound and New Zealand and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the first quarter of fiscal 2017 and fiscal year end 2016 are summarized as follows (in millions):

	First Quarter of Fiscal 2017		Fiscal Year End 2016
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(67.1)	$—	$(99.2)	$—
Sold	$119.5	$0.5	$86.1	$0.1

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On September 2, 2011, Recreational Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment Notwithstanding the Verdict, and on March 18, 2015, the court awarded us a portion of its incurred attorneys’ fees and costs, and entered judgment in our favor in the amount of $0.6 million.  The judgment also provides that the plaintiff take nothing on its claims.  On April 17, 2015, the plaintiff filed a Notice of Appeal to the Alaska Supreme Court. On March 24, 2017, the Alaska Supreme Court affirmed, in part, and reversed, in part, the trial court's decision.  The Alaska Supreme Court affirmed the trial court's determination that Plaintiff had not proven damages and was not entitled to recover any lost profits, but remanded the case to the trial court for an award of nominal damages to Plaintiff.  On April 17, 2017, Plaintiff filed a Motion for Rehearing with the Alaska Supreme Court.

From time to time, we are also involved in litigation arising out of the ordinary course of our business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries' property is subject.
ITEM 1A. RISK FACTORS
A description of factors that could materially affect our business, financial condition, or operating results is included under "Risk and Uncertainties" in Item 1A of Part I of our 2016 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes to the risk factor disclosure since our 2016 Annual Report on Form 10-K. The risk factors described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table provides information relating to our purchases of equity securities for the first quarter of fiscal 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

December 31, 2016 – February 3, 2017	—	$—	—	$130,425,285	(1)
February 4, 2017 – March 3, 2017	156,964	$31.87	156,964	125,422,167
March 4, 2017 – March 31, 2017	294,230	$31.25	294,230	116,226,915
Total	451,194		451,194

(1) In August 2015, our Board of Directors approved a stock repurchase program (2015 Stock Repurchase Program), authorizing us to repurchase up to $400.0 million of the Company's common stock. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without public notice.

ITEM 4. MINE SAFETY DISCLOSURES
None.
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
Robert G. Painter
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: May 8, 2017

EXHIBIT INDEX
.

3.1	Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (2)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (3)

10.1	Trimble Inc. Annual Management Incentive Plan Description (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2017. (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2017. (4)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2017. (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2017. (4)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 3.1 to the registrant’s Current Report on Form 8-K filed October 3, 2016.

(2)	Incorporated by reference to exhibit number 3.2 to the registrant’s Current Report on Form 8-K filed October 3, 2016.

(3)	Incorporated by reference to exhibit number 4.1 to the Company’s Current Report on Form 8-K, filed October 3, 2016.

(4)	Furnished or filed herewith.