Form 10-Q
period 2017-06-30
TRIMBLE INC.
filed 2017-08-08
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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

As of August 4, 2017, there were 253,150,381 shares of Common Stock, par value $0.001 per share, outstanding.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended June 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Second Quarter of	Fiscal Year End
As of	2017	2016
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$384.9	$216.1
Short-term investments	101.2	111.1
Accounts receivable, net	395.3	354.8
Other receivables	26.5	35.4
Inventories	223.3	218.8
Other current assets	51.9	42.5
Total current assets	1,183.1	978.7
Property and equipment, net	145.6	144.2
Goodwill	2,183.7	2,077.6
Other purchased intangible assets, net	363.5	333.3
Other non-current assets	162.4	140.0
Total assets	$4,038.3	$3,673.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$147.3	$130.3
Accounts payable	136.9	109.8
Accrued compensation and benefits	117.0	97.5
Deferred revenue	301.7	246.5
Accrued warranty expense	17.5	17.2
Other current liabilities	106.4	86.9
Total current liabilities	826.8	688.2
Long-term debt	465.0	489.6
Non-current deferred revenue	39.3	37.7
Deferred income tax liabilities	41.7	38.8
Other non-current liabilities	147.8	113.8
Total liabilities	1,520.6	1,368.1
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 253.1 and 251.3 shares issued and outstanding as of the end of the second quarter of fiscal 2017 and fiscal year end 2016, respectively	0.3	0.3
Additional paid-in-capital	1,425.7	1,348.3
Retained earnings	1,251.8	1,177.1
Accumulated other comprehensive loss	(160.0)	(219.9)
Total Trimble Inc. stockholders' equity	2,517.8	2,305.8
Noncontrolling interests	(0.1)	(0.1)
Total stockholders' equity	2,517.7	2,305.7
Total liabilities and stockholders' equity	$4,038.3	$3,673.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
(In millions, except per share amounts)	2017	2016	2017	2016
Revenue:
Product	$445.6	$407.0	$851.0	$800.6
Service	110.0	109.7	216.8	211.3
Subscription	106.3	92.9	208.0	180.7
Total revenue	661.9	609.6	1,275.8	1,192.6
Cost of sales:
Product	219.8	199.4	414.2	389.4
Service	47.7	44.0	94.8	85.6
Subscription	27.4	26.6	54.2	53.3
Amortization of purchased intangible assets	20.5	24.0	39.5	48.1
Total cost of sales	315.4	294.0	602.7	576.4
Gross margin	346.5	315.6	673.1	616.2
Operating expense:
Research and development	90.8	92.0	179.5	179.7
Sales and marketing	100.4	97.4	195.2	194.1
General and administrative	75.1	65.6	144.4	133.9
Restructuring charges	2.3	4.5	5.2	6.3
Amortization of purchased intangible assets	15.3	15.6	29.6	31.8
Total operating expense	283.9	275.1	553.9	545.8
Operating income	62.6	40.5	119.2	70.4
Non-operating income (expense), net:
Interest expense, net	(6.0)	(6.6)	(12.1)	(13.2)
Foreign currency transaction gain (loss), net	—	(1.5)	1.4	(1.6)
Income from equity method investments, net	9.9	5.8	14.1	8.7
Other income, net	1.1	0.1	10.6	3.4
Total non-operating income (expense), net	5.0	(2.2)	14.0	(2.7)
Income before taxes	67.6	38.3	133.2	67.7
Income tax provision	17.7	2.7	32.8	12.4
Net income	49.9	35.6	100.4	55.3
Less: Net loss attributable to noncontrolling interests	—	(0.1)	—	(0.2)
Net income attributable to Trimble Inc.	$49.9	$35.7	$100.4	$55.5
Basic earnings per share	$0.20	$0.14	$0.40	$0.22
Shares used in calculating basic earnings per share	253.0	250.5	252.5	250.8
Diluted earnings per share	$0.19	$0.14	$0.39	$0.22
Shares used in calculating diluted earnings per share	257.1	253.7	256.5	253.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
	2017	2016	2017	2016
(In millions)
Net income	$49.9	$35.6	$100.4	$55.3
Foreign currency translation adjustments, net of tax	34.9	(21.1)	60.2	7.1
Net unrealized loss on short-term investments	—	—	(0.1)	—
Net unrealized actuarial gain (loss), net of tax	(0.1)	0.1	(0.2)	—
Comprehensive income	84.7	14.6	160.3	62.4
Less: Comprehensive loss attributable to noncontrolling interests	—	(0.1)	—	(0.2)
Comprehensive income attributable to Trimble Inc.	$84.7	$14.7	$160.3	$62.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Two Quarters of
(In millions)	2017	2016
Cash flow from operating activities:
Net Income	$100.4	$55.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	17.7	18.8
Amortization expense	69.1	79.9
Provision for doubtful accounts	0.9	2.4
Deferred income taxes	(0.2)	0.5
Stock-based compensation	28.9	26.7
Income from equity method investments	(14.1)	(8.7)
Divestiture gain, net	(8.0)	(2.7)
Provision for excess and obsolete inventories	1.6	8.8
Other non-cash items	(1.6)	3.0
Decrease (increase) in assets:
Accounts receivable	(31.0)	(18.2)
Other receivables	2.8	(1.5)
Inventories	(1.8)	11.2
Other current and non-current assets	(14.0)	(7.8)
Increase (decrease) in liabilities:
Accounts payable	22.0	6.4
Accrued compensation and benefits	14.1	2.2
Deferred revenue	49.4	53.8
Accrued warranty	0.1	(0.7)
Other liabilities	12.4	(33.8)
Net cash provided by operating activities	248.7	195.6
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(129.8)	(20.0)
Acquisitions of property and equipment	(15.6)	(12.2)
Purchases of equity method investments	—	(1.5)
Purchases of short-term investments	(137.6)	—
Proceeds from maturities of short-term investments	56.8	—
Proceeds from sales of short-term investments	90.6	—
Net proceeds from sales of businesses	20.1	10.7
Dividends received from equity method investments	5.0	10.7
Other	0.2	(0.3)
Net cash used in investing activities	(110.3)	(12.6)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	49.8	25.0
Repurchases and retirement of common stock	(20.4)	(88.3)
Proceeds from debt and revolving credit lines	340.0	202.0
Payments on debt and revolving credit lines	(350.1)	(207.0)
Net cash provided by (used in) financing activities	19.3	(68.3)
Effect of exchange rate changes on cash and cash equivalents	11.1	1.2
Net increase in cash and cash equivalents	168.8	115.9
Cash and cash equivalents - beginning of period	216.1	116.0
Cash and cash equivalents - end of period	$384.9	$231.9

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
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2016 was December 30, 2016. The second quarter of fiscal 2017 and 2016 ended on June 30, 2017 and July 1, 2016, respectively. Both fiscal 2017 and 2016 are 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
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
Unaudited Interim Financial Information
The accompanying financial data as of the end of the second quarter of fiscal 2017 and for the second quarter and the first two quarters of fiscal 2017 and 2016 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2016 is derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for fiscal year 2016. The following discussion should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K.
In the opinion of management, all adjustments necessary have been made to present a fair statement of financial positions and results for the interim periods presented. The results of operations for the second quarter and the first two quarters of fiscal 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.

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
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting polices during the first two quarters of fiscal 2017 from those disclosed in the Company’s most recent Form 10-K.
Recent Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that replaces the current revenue recognition guidance under U.S. GAAP. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company expects to adopt this accounting standard update in the first quarter of fiscal 2018. The Company is currently in the process of assessing the adoption methodology, which allows the standard to be applied either retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. The Company's final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, and its ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary. The Company does not anticipate that its internal control framework will materially change, but rather existing internal controls will be modified and augmented as necessary to implement the new revenue standard. The new standard may impact, in some cases, the timing and amount of revenue recognized. Additionally, direct costs to obtain and fulfill customer contracts, in some cases, may be deferred and amortized under the new standard. The Company has completed an initial assessment of the revenue streams and related direct costs and is currently evaluating the qualitative and quantitative impacts on the financial statements and related disclosures.

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

In August 2016, the FASB issued new guidance related to the statement of cash flows. This guidance amended the existing accounting standards for the statement of cash flows and provided guidance on certain classification issues related to the statement of cash flows. The new standard is effective for the Company beginning in fiscal 2018 and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of these amendments on its statement of cash flows, which will likely include a reclassification of contingent consideration payments for business combinations from cash flows from investing activities, to both cash flows from operating and financing activities.

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

In January 2017, the FASB issued new guidance that simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in current GAAP's two-step impairment test. The impairment test is performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is to be applied on a prospective basis and is effective for the Company beginning in fiscal 2020 and early adoption is permitted. The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.

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
During the first two quarters of fiscal 2017, the Company repurchased approximately 0.8 million shares of common stock in open market purchases, at an average price of $32.34 per share, for a total of $27.4 million under the 2015 Stock Repurchase Program.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-capital based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase is charged to retained earnings. As a result of the 2017 repurchases, retained earnings was reduced by $22.7 million in the first two quarters of fiscal 2017. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. At the end of the first two quarters of fiscal 2017, the 2015 Stock Repurchase Program had remaining authorized funds of $103.0 million.
Stock-Based Compensation Expense
Stock compensation expense is recognized based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures.
The following table summarizes stock-based compensation expense for the second quarter and first two quarters of fiscal 2017 and 2016.

	Second Quarter of		First Two Quarters of
	2017	2016	2017	2016
(In millions)
Cost of sales	$0.9	$0.9	$1.7	$1.9
Research and development	2.6	2.4	5.0	4.7
Sales and marketing	2.4	2.2	4.6	4.2
General and administrative	9.3	7.5	17.6	15.9
Total operating expense	14.3	12.1	27.2	24.8
Total stock-based compensation expense	$15.2	$13.0	$28.9	$26.7
NOTE 4. BUSINESS COMBINATIONS
During the first two quarters of fiscal 2017, the Company acquired seven businesses, with total cash consideration of $158.0 million. The Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition. The acquisitions were not significant individually or in the aggregate. The largest acquisition was a manufacturer of vision-based automatic wayside inspection systems for the railroad industry. In the aggregate, the businesses acquired during the first two quarters of fiscal 2017 contributed less than one percent to the Company's total revenue during the first two quarters of fiscal 2017. In the beginning of the third quarter of fiscal 2017, the Company acquired privately-held Müller-Elektronik, a German company specializing in implement control and precision farming solutions. The acquisition was purchased with a portion of the Company's existing foreign cash.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in the last two quarters of fiscal 2016 and the first two quarters of fiscal 2017, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus, the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to the acquisitions, including the changes in the fair value of the contingent consideration liabilities, of $4.3 million and $6.4 million for the second quarter and the first two quarters of fiscal 2017, respectively, and $0.9 million and $2.5 million for the second quarter and the first two quarters of fiscal 2016, respectively, were expensed as incurred and were included in General and administrative expense in the Condensed Consolidated Statements of Income.
The following table summarizes the Company’s business combinations completed during the first two quarters of fiscal 2017:

First Two Quarters of
2017
(In millions)
Fair value of total purchase consideration	$158.0
Less fair value of net assets acquired:
Net tangible assets acquired	7.0
Identifiable intangible assets	91.5
Deferred income taxes	(5.9)
Goodwill	$65.4

Intangible Assets
The following table presents details of the Company’s total intangible assets:

As of	Second Quarter of Fiscal 2017			Fiscal Year End 2016
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$853.5	$(672.9)	$180.6	$794.8	$(620.6)	$174.2
Trade names and trademarks	54.7	(45.7)	9.0	50.9	(42.9)	8.0
Customer relationships	487.4	(321.9)	165.5	438.7	(294.1)	144.6
Distribution rights and other intellectual properties	67.2	(58.8)	8.4	64.3	(57.8)	6.5
	$1,462.8	$(1,099.3)	$363.5	$1,348.7	$(1,015.4)	$333.3
The estimated future amortization expense of purchased intangible assets as of the end of the second quarter of fiscal 2017 was as follows:

(In millions)
2017 (Remaining)	$72.6
2018	117.8
2019	77.1
2020	48.7
2021	27.0
Thereafter	20.3
Total	$363.5
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
The changes in the carrying amount of goodwill by segment for the first two quarters of fiscal 2017 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of fiscal year end 2016	$663.7	$405.1	$217.7	$791.1	$2,077.6
Additions due to acquisitions		—	31.9	33.5	65.4
Purchase price adjustments- prior years' acquisitions	(0.1)	—	—	—	(0.1)
Foreign currency translation adjustments	27.2	10.8	5.1	4.6	47.7
Divestiture (1)	—	(6.9)	—	—	(6.9)
Balance as of the end of the second quarter of fiscal 2017	$690.8	$409.0	$254.7	$829.2	$2,183.7
(1) In the first quarter of 2017, the Company sold its ThingMagic business, which was part of the Geospatial segment.

NOTE 5. INVENTORIES
Inventories consisted of the following:

	Second Quarter of	Fiscal Year End
As of	2017	2016
(In millions)
Raw materials	$72.5	$77.9
Work-in-process	9.6	6.8
Finished goods	141.2	134.1
Total inventories	$223.3	$218.8
Finished goods includes $17.4 million and $14.4 million at the end of the second quarter of fiscal 2017 and fiscal year end 2016 for costs of sales that have been deferred in connection with deferred revenue arrangements.
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

Prior to fiscal 2017, the Company operated its business in four reportable segments - Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices. In March 2017, the Company effected a change in the reporting of its segment financial results to better reflect the Company’s customer base and end markets. Over time, the Company has experienced significant growth both organically and through strategic business acquisitions, resulting in an increasingly diversified business model. As a result of the Company’s evolution, the CODM changed the information he regularly reviews to allocate resources and assess performance. Beginning with the first fiscal quarter of 2017, the Company reports its financial performance based on four new reportable segments - Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation.

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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Second Quarter of Fiscal 2017
Revenue	$222.7	$165.3	$111.0	$162.9	$661.9
Operating income	50.4	30.2	34.8	26.2	141.6
Depreciation expense	1.5	1.5	0.6	1.4	5.0
Second Quarter of Fiscal 2016
Revenue	$202.8	$163.9	$99.0	$143.9	$609.6
Operating income	38.9	28.5	29.9	20.4	117.7
Depreciation expense	1.9	1.9	0.5	1.3	5.6
First Two Quarters of Fiscal 2017
Segment revenue	$410.8	$315.1	$230.9	$319.0	$1,275.8
Operating income	83.1	58.1	77.0	51.0	269.2
Depreciation expense	3.3	2.8	1.2	2.8	10.1
First Two Quarters of Fiscal 2016
Segment revenue	$376.5	$316.1	$212.8	$287.2	$1,192.6
Operating income	61.3	54.6	64.8	44.2	224.9
Depreciation expense	3.7	3.5	1.0	2.6	10.8
As of the Second Quarter of Fiscal 2017
Accounts receivable, net	$127.4	$118.7	$64.7	$84.5	$395.3
Inventories	50.3	100.9	30.7	41.4	223.3
Goodwill	690.8	409.0	254.7	829.2	2,183.7
As of Fiscal Year End 2016
Accounts receivable, net	$104.7	$108.3	$65.5	$76.3	$354.8
Inventories	51.3	100.4	31.0	36.1	218.8
Goodwill	663.7	405.1	217.7	791.1	2,077.6
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Second Quarter of		First Two Quarters of
	2017	2016	2017	2016
(In millions)
Consolidated segment operating income	$141.6	$117.7	$269.2	$224.9
Unallocated corporate expense	(20.4)	(18.7)	(38.8)	(37.4)
Restructuring charges	(2.8)	(4.9)	(6.2)	(7.0)
Amortization of purchased intangible assets	(35.8)	(39.6)	(69.1)	(79.9)
Stock-based compensation	(15.2)	(13.0)	(28.9)	(26.7)
Amortization of acquisition-related inventory step-up	(0.5)	—	(0.6)	—
Acquisition and divestiture items	(4.3)	(0.9)	(6.4)	(2.5)
Executive transition costs	—	(0.1)	—	(1.0)
Consolidated operating income	62.6	40.5	119.2	70.4
Non-operating income (expense), net:	5.0	(2.2)	14.0	(2.7)
Consolidated income before taxes	$67.6	$38.3	$133.2	$67.7

NOTE 7. DEBT
Debt consisted of the following:

	Second Quarter of	Fiscal Year End
As of	2017	2016
(In millions)
Notes:
Principal amount	$400.0	$400.0
Unamortized discount on Notes	(2.3)	(2.5)
Debt issuance costs	(2.3)	(2.4)
Credit Facilities:
2014 Credit Facility	69.0	94.0
Uncommitted facilities	147.0	130.0
Promissory notes and other debt	0.9	0.8
Total debt	612.3	619.9
Less: Short-term debt	147.3	130.3
Long-term debt	$465.0	$489.6
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
Credit Facilities
2014 Credit Facility
In November 2014, the Company entered into a five-year credit agreement with a group of lenders, which provides for an unsecured revolving loan facility of $1.0 billion (the "2014 Credit Facility"). Under the 2014 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. The interest rate on the non-current debt outstanding under the 2014 Credit Facility was 2.26% and 1.80% at the end of the second quarter of fiscal 2017 and fiscal year end 2016, respectively, and is payable on a quarterly basis. Amounts not borrowed under the revolving facility will be subject to a commitment fee.
The outstanding balance of $69.0 million as of the end of the second quarter of fiscal 2017 and $94.0 million at the end of fiscal 2016 are classified as long-term debt in the Condensed Consolidated Balance Sheet. Unamortized debt issuance costs associated with the 2014 Credit Facility are presented as assets in the Condensed Consolidated Balance sheet and are being amortized to interest expense using the effective interest rate method over the term of the 2014 Credit Facility.
In February 2016, the Company entered into an amendment to the 2014 Credit Facility to facilitate the Company's reincorporation from California to Delaware and to effect other non-financial terms. In August 2016, the Company entered into a second amendment to revise a definition used in determining when a change of control of the Company may occur.
The Company was in compliance with all covenants pertaining to the 2014 Credit Facility at the end of the second quarter of fiscal 2017.
Uncommitted Facilities
The Company also has two $75 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The $147.0 million outstanding at the end of the second quarter of fiscal 2017 and the $130.0 million outstanding at the end of fiscal 2016 under the Uncommitted Facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 1.91% at the end of the second quarter of fiscal 2017 and 1.65% at the end of fiscal 2016.
Promissory Notes and Other Debt
At the end of the second quarter of fiscal 2017 and the year end of fiscal 2016, the Company had promissory notes and other notes payable totaling approximately $0.9 million and $0.8 million, respectively, of which $0.6 million and $0.5 million, respectively, was classified as long-term in the Condensed Consolidated Balance Sheet.
Debt Maturities
At the end of the second quarter of fiscal 2017, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2017 (Remaining)	$147.3
2018	0.2
2019	0.2
2020	69.2
2021	—
Thereafter	400.0
Total	$616.9

NOTE 8. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company started to invest in available-for-sale securities in the third quarter of fiscal 2016. The following table summarizes the Company’s available-for-sale securities at the end of the second quarter of fiscal 2017 and at the end of fiscal 2016.

	Second Quarter of Fiscal 2017	At the end of Fiscal 2016
(In millions)
Available-for-sale securities:
U.S. Treasury securities	$11.7	$11.7
Municipal debt securities	—	10.0
Corporate debt securities	73.9	31.7
Time deposit	—	2.4
Commercial paper	28.8	77.5
Total available-for-sale securities	$114.4	$133.3

Reported as:
Cash equivalents	$13.2	$22.2
Short-term investments	101.2	111.1
Total	$114.4	$133.3

The Company did not realize any gains or losses on its available-for-sale securities during the second quarter of 2017, and the net unrealized loss was $0.1 million which was included in Accumulated other comprehensive loss at the end of the second quarter of 2017.

The following table presents the contractual maturities of the Company's available-for-sale investments at the end of the second quarter of fiscal 2017.

Second Quarter of Fiscal 2017
(In millions)	Amortized Cost
Due in less than 1 year	$106.2
Due in 1 to 5 years	8.2
Due in 5-10 years	—
Due after 10 years	—
Total	$114.4

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

	Fair Values as of the end of the Second Quarter of Fiscal 2017				Fair Values as of Fiscal Year End 2016
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Available-for-sale securities:
U.S. Treasury securities (1)	$—	$11.7	$—	$11.7	$—	$11.7	$—	$11.7
Municipal debt securities (1)	—	—	—	—	—	10.0	—	10.0
Corporate debt securities (1)	—	73.9	—	73.9	—	31.7	—	31.7
Time deposit (1)	—	—	—	—	—	2.4	—	2.4
Commercial paper (1)	—	28.8	—	28.8	—	77.5	—	77.5
Total available-for-sale securities	—	114.4	—	114.4	—	133.3	—	133.3
Deferred compensation plan assets (2)	25.8	—	—	25.8	22.6	—	—	22.6
Derivative assets (3)	—	1.0	—	1.0	—	0.2	—	0.2
Contingent consideration assets (4)	—	—	7.0	7.0	—	—	7.0	7.0
Total assets measured at fair value	$25.8	$115.4	$7.0	$148.2	$22.6	$133.5	$7.0	$163.1
Liabilities
Deferred compensation plan liabilities (2)	$25.8	$—	$—	$25.8	$22.6	$—	$—	$22.6
Derivative liabilities (3)	—	0.4	—	0.4	—	0.1	—	0.1
Contingent consideration liabilities (5)	—	—	21.2	21.2	—	—	4.5	4.5
Total liabilities measured at fair value	$25.8	$0.4	$21.2	$47.4	$22.6	$0.1	$4.5	$27.2

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

(4)
Contingent consideration assets represent arrangements for buyers to pay the Company for certain businesses that it has divested. The fair values are determined based on the Company's expectations of future receipts and the effects of the application of discount rates. The minimum amount to be received under these arrangements is $3.5 million. Contingent consideration assets are included in Other receivables and Other non-current assets on the Company's Condensed Consolidated Balance Sheets.

(5)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payments under the arrangements is $56.9 million at the end of the second quarter of fiscal 2017. The fair values are determined using the expected cash flow approach based upon estimated future revenues, gross margins or other milestones. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s outstanding financial instruments:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	Second Quarter of Fiscal 2017		Fiscal Year End 2016
(In millions)
Liabilities:
Notes	$400.0	$431.0	$400.0	$410.6
2014 Credit Facility	69.0	69.0	94.0	94.0
Uncommitted facilities	147.0	147.0	130.0	130.0
Promissory notes and other debt	0.9	0.9	0.8	0.8
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
Changes in the Company’s product warranty liability during the first two quarters of fiscal 2017 are as follows:

(In millions)
Balance as of fiscal year end 2016	$17.2
Acquired warranties	0.2
Accruals for warranties issued	9.0
Changes in estimates	(0.3)
Warranty settlements (in cash or in kind)	(8.6)
Balance as of the end of the second quarter of fiscal 2017	$17.5
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
The following table shows the computation of basic and diluted earnings per share:

	Second Quarter of		First Two Quarters of
	2017	2016	2017	2016
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$49.9	$35.7	$100.4	$55.5
Denominator:
Weighted average number of common shares used in basic earnings per share	253.0	250.5	252.5	250.8
Effect of dilutive securities	4.1	3.2	4.0	3.1
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	257.1	253.7	256.5	253.9
Basic earnings per share	$0.20	$0.14	$0.40	$0.22
Diluted earnings per share	$0.19	$0.14	$0.39	$0.22
For the second quarter of fiscal 2017 and 2016, the Company excluded 0.7 million and 4.5 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive. For the first two quarters of fiscal 2017 and 2016, the Company excluded 0.7 million and 4.8 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive.
NOTE 12. INCOME TAXES
For the second quarter of fiscal 2017, the Company’s effective income tax rate was 26% as compared to 7% in the corresponding period in fiscal 2016, primarily due to a one time discrete tax benefit from the divestiture of the Advanced Public Safety (APS) business in the second quarter of 2016. For the first two quarters of fiscal 2017, the Company's effective income tax rate was 25% as compared to 18% in the corresponding period in fiscal 2016, primarily due to a one time discrete tax benefit from the APS divestiture in the second quarter of 2016, partially offset by a favorable change in the geographic mix of pre-tax income in fiscal 2017.
Historically, the Company's effective tax rate has been lower than the U.S. federal statutory rate of 35% primarily due to the tax rates associated with certain earnings from operations in lower-tax jurisdictions. The Company has not provided for U.S. taxes on such earnings due to the indefinite reinvestment of such earnings outside the U.S.
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
Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (whether by payment, release or a combination of both) in the next 12 months by up to $8.6 million primarily related to the IRS partial settlement discussed above.
The unrecognized tax benefits of $66.9 million and $60.5 million as of the end of the second quarter of fiscal 2017 and fiscal year end 2016, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of the end of the second quarter of fiscal 2017 and fiscal year end 2016, the Company had accrued $10.1 million and $9.3 million, respectively, for interest and penalties, which are recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

NOTE 13. COMMITMENTS AND CONTINGENCIES
Operating Leases and Other Commitments
The estimated future minimum operating lease commitments as of the end of the second quarter of fiscal 2017 are as follows (in millions):

2017 (Remaining)	$17.7
2018	33.1
2019	25.0
2020	18.7
2021	15.1
Thereafter	40.3
Total	$149.9
As of the end of the second quarter of fiscal 2017, the Company had unconditional purchase obligations of approximately $186.0 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.

Additionally, the Company has certain acquisitions which include additional earn-out cash payments based on estimated future revenues, gross margins or other milestones. As of the end of the second quarter of fiscal 2017, the Company had $21.2 million included in Other current liabilities and Other non-current liabilities related to these earn-outs, representing the fair value of the contingent consideration.
Litigation
On September 2, 2011, Recreational Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment Notwithstanding the Verdict, and on March 18, 2015, the Court awarded the Company a portion of its incurred attorneys’ fees and costs, and entered Final Judgment in the Company’s favor in the amount of $0.6 million.  The Final Judgment also provides that the plaintiff take nothing on its claims.  On April 17, 2015, the plaintiff filed a Notice of Appeal to the Alaska Supreme Court. On March 24, 2017, the Alaska Supreme Court affirmed, in part, and reversed, in part, the trial court's decision.  The Alaska Supreme Court affirmed the trial court's determination that Plaintiff had not proven damages and was not entitled to recover any lost profits, but remanded the case to the trial court for an award of nominal damages to Plaintiff.  On April 17, 2017, Plaintiff filed a Motion for Rehearing with the Alaska Supreme Court. On August 3, 2017, the Alaska Supreme Court denied rehearing on the finding that Plaintiff had failed to prove damages, returning the case to the trial court to award nominal damages.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Management believes that there have been no significant changes during the second quarter of fiscal 2017 to the items that we disclosed as our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.
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

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 35 countries and distribution channels in over 100 countries. In second quarter of 2017, approximately 50% of our sales were to customers located in countries outside of the U.S.

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

For the second quarter of fiscal 2017, total revenue increased by $52.3 million compared to the second quarter of fiscal 2016. By geography, North America and Europe were significantly up and to a lesser extent, Asia-Pacific and the rest of the world were up year over year as well. We continue to experience a shift in revenue towards a more significant mix of software, recurring revenue, and services, driven both by organic growth and acquisitions.
During the first two quarters of fiscal 2017, we acquired seven businesses, with total cash consideration of $158.0 million, in our Transportation and Resources and Utilities segment. The largest acquisition was a manufacturer of vision-based automatic wayside inspection systems for the railroad industry. Our Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition.
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

	Second Quarter of		First Two Quarters of
	2017	2016	2017	2016
(In millions)
Revenue:
Product	$445.6	$407.0	$851.0	$800.6
Service	110.0	109.7	216.8	211.3
Subscription	106.3	92.9	208.0	180.7
Total revenue	$661.9	$609.6	$1,275.8	$1,192.6
Gross margin	$346.5	$315.6	$673.1	$616.2
Gross margin %	52.3%	51.8%	52.8%	51.7%
Operating income	$62.6	$40.5	$119.2	$70.4
Operating income %	9.5%	6.6%	9.3%	5.9%
Revenue
For the second quarter of fiscal 2017, total revenue increased $52.3 million or 9% compared to the second quarter of fiscal 2016. Product revenue increased $38.6 million or 9%, service revenue increased $0.3 million or 0%, and subscription revenue increased $13.4 million or 14%. In the first two quarters of fiscal 2017, total revenue increased $83.2 million or 7% compared to the first two quarters of fiscal 2016. Product revenue increased $50.4 million or 6%, service revenue increased $5.5 million or 3%, and subscription revenue increased $27.3 million or 15%. For the second quarter, the product and subscription revenue increased primarily due to organic growth in Buildings and Infrastructure, Resources and Utilities, and Transportation. For the first two quarters of fiscal 2017, product, service and subscription revenue increased primarily due to organic growth in Buildings and Infrastructure, Resources and Utilities, and Transportation.
On a segment basis, Buildings and Infrastructure revenue for the second quarter of fiscal 2017 increased $19.9 million or 10%, Transportation revenue increased $19.0 million or 13%, Resources and Utilities revenue increased $12.0 million or 12%, and Geospatial revenue increased $1.4 million or 1%, compared to the second quarter of fiscal 2016. Buildings and Infrastructure revenue for the first two quarters of fiscal 2017 increased $34.3 million or 9%, Transportation revenue increased $31.8 million or 11%, Resources and Utilities revenue increased $18.1 million or 9%, partially offset by a decrease in Geospatial revenue of $1.0 million or less than 1%, compared to the first two quarters of fiscal 2016. For the second quarter of fiscal 2017, Buildings and Infrastructure revenue increased primarily due to strong civil engineering and construction organic growth. Transportation revenue increased due to continued growth in the transportation and logistics market. Resources and Utilities revenue increased due to strong performance in agriculture and correction services. Geospatial revenue increased slightly for the second quarter mainly due to geospatial organic growth, partially offset by the impact of divestitures. For the first two quarters of fiscal 2017, Buildings and Infrastructure was up due to strong civil engineering and construction as well as building construction organic growth. Transportation revenue increased due to continued growth in the transportation and logistics market. Resources and Utilities revenue increased due to strong performance in agriculture and positioning services. Geospatial revenue slightly decreased for the first two quarters primarily due to the impact of divestitures, partially offset by geospatial organic growth.
Gross Margin
Gross margin varies due to a combination of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin increased by $30.9 million and $56.9 million for the second quarter and the first two quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016. Gross margin as a percentage of total revenue was 52.3% and 52.8% for the second quarter and the first two quarters of fiscal 2017, respectively, compared to 51.8% and 51.7% for the corresponding periods in fiscal 2016. For the second quarter of fiscal 2017, the increase in gross margin percentage was due to lower intangibles amortization due to fully amortized intangibles from prior acquisitions, slightly offset by product mix due to increased hardware sales in Buildings and Infrastructure and Transportation. For the first two quarters of fiscal 2017, the increase in gross margin percentage was due to lower intangibles amortization due to fully amortized intangibles from prior acquisitions and to a lesser extent, product mix due to higher margin sales in the first quarter as compared to the prior year period.
Operating Income
Operating income increased by $22.1 million and $48.8 million for the second quarter and the first two quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016. Operating income as a percentage of total revenue was 9.5% and 9.3% for the second quarter and the first two quarters of fiscal 2017, respectively, compared to 6.6% and 5.9% for the corresponding periods in fiscal 2016.
For the second quarter of fiscal 2017, the increases in operating income and operating income percentage were attributable to revenue expansion across all segments, strong operating expense control and lower amortization of purchased intangible assets, partially offset by increased acquisition costs. For the first two quarters of fiscal 2017, the increases in operating income and operating income percentage were attributable to revenue expansion, strong operating expense control and lower amortization of purchased intangible assets.
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

The following table is a summary of revenue and operating income by segment:

	Second Quarter of		First Two Quarters of
	2017	2016	2017	2016
(In millions)
Buildings and Infrastructure
Revenue	$222.7	$202.8	$410.8	$376.5
Segment revenue as a percent of total revenue	34%	33%	32%	31%
Operating income	$50.4	$38.9	$83.1	$61.3
Operating income as a percent of segment revenue	23%	19%	20%	16%
Geospatial
Revenue	$165.3	$163.9	$315.1	$316.1
Segment revenue as a percent of total revenue	25%	27%	25%	27%
Operating income	$30.2	$28.5	$58.1	$54.6
Operating income as a percent of segment revenue	18%	17%	18%	17%
Resources and Utilities
Revenue	$111.0	$99.0	$230.9	$212.8
Segment revenue as a percent of total revenue	17%	16%	18%	18%
Operating income	$34.8	$29.9	$77.0	64.8
Operating income as a percent of segment revenue	31%	30%	33%	30%
Transportation
Revenue	$162.9	$143.9	$319.0	$287.2
Segment revenue as a percent of total revenue	24%	24%	25%	24%
Operating income	$26.2	$20.4	$51.0	$44.2
Operating income as a percent of segment revenue	16%	14%	16%	15%
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	Second Quarter of		First Two Quarters of
	2017	2016	2017	2016
(In millions)
Consolidated segment operating income	$141.6	$117.7	$269.2	$224.9
Unallocated corporate expense	(20.4)	(18.7)	(38.8)	(37.4)
Restructuring charges	(2.8)	(4.9)	(6.2)	(7.0)
Amortization of purchased intangible assets	(35.8)	(39.6)	(69.1)	(79.9)
Stock-based compensation	(15.2)	(13.0)	(28.9)	(26.7)
Amortization of acquisition-related inventory step-up	(0.5)	—	(0.6)	—
Acquisition and divestiture items	(4.3)	(0.9)	(6.4)	(2.5)
Executive transition costs	—	(0.1)	—	(1.0)
Consolidated operating income	62.6	40.5	119.2	70.4
Non-operating income (expense), net:	5.0	(2.2)	14.0	(2.7)
Consolidated income before taxes	$67.6	$38.3	$133.2	$67.7
Buildings and Infrastructure
Buildings and Infrastructure revenue increased by $19.9 million or 10% and $34.3 million or 9% for the second quarter and the first two quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016. Segment operating income increased $11.5 million or 30% and $21.8 million or 36% for the second quarter and the first two quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016.
The revenue increase for the second quarter of fiscal 2017 was primarily due to organic growth in civil engineering and construction products, which continued to be driven by strong OEM sales. Civil engineering and construction experienced strong growth in markets such as Europe and Asia Pacific, particularly in Japan and China. To a lesser extent, building construction also contributed to growth. In addition to civil engineering and construction strength, the revenue increase for the first two quarters of fiscal 2017 was attributable to strong performance in building construction, including growth in architecture and design and BIM software products in the first quarter. Operating income increased for the second quarter and the first two quarters of fiscal 2017, primarily due to revenue growth and operating expense control across many businesses.
Geospatial
Geospatial revenue increased $1.4 million or 1% and decreased $1.0 million or less than 1% for the second quarter and the first two quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016. Segment operating income increased by $1.7 million or 6% and $3.5 million or 6% for the second quarter and the first two quarters of fiscal 2017, respectively, compared to the corresponding period in fiscal 2016.
The revenue increase for the second quarter of fiscal 2017 was primarily due to geospatial organic growth including the new SX 10, our scanning total station, and Applanix sales growth, partially offset by divestitures, including ThingMagic. Geospatial experienced growth in most regions including North America, Europe and Asia Pacific, particularly in Japan and China. The revenue decrease for the first two quarters of fiscal 2017 was primarily due to the impact of the divestitures, partially offset by organic growth. Operating income increased for the second quarter and the first two quarters of fiscal 2017 primarily due to slightly higher margin product mix and strong expense control across many businesses.
Resources and Utilities
Resources and Utilities revenue increased by $12.0 million or 12% and $18.1 million or 9% for the second quarter and the first two quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016. Segment operating income increased $4.9 million or 16% and $12.2 million or 19% for the second quarter and the first two quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscals 2016.
Resources and Utilities revenue increased for the second quarter and the first two quarters of fiscal 2017 primarily due to strong performance in agriculture and correction services. Agriculture continued to experience growth due to strong OEM sales and experienced growth in markets such as Europe and Latin America, particularly in Brazil and Argentina, as well as improvement in North America, which provided slight growth. Operating income increased for the second quarter and the first two quarters of fiscal 2017 primarily due to revenue and gross margin expansion in agriculture and correction services and operating expense control across many businesses.
Transportation
Transportation revenue increased by $19.0 million or 13% and $31.8 million or 11% for the second quarter and the first two quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016. Segment operating income increased by $5.8 million or 28% and $6.8 million or 15% for the second quarter and the first two quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016.
Transportation revenue increased for the second quarter and the first two quarters of fiscal 2017 primarily due to continued organic growth in the transportation and logistics business, particularly in North America due to the Electronic Logging Device government mandate as well as complementary product sales such as video cameras. Operating income increased for the second quarter and the first two quarters of fiscal 2017 due to revenue expansion in the transportation and logistics business and operating expense control across many businesses, partially offset by continued investments in discrete new initiatives, such as truck driver communities.
Research and Development, Sales and Marketing and General and Administrative Expense

Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	Second Quarter of		First Two Quarters of
	2017	2016	2017	2016
(In millions)
Research and development	$90.8	$92.0	$179.5	$179.7
Percentage of revenue	14%	15%	14%	15%
Sales and marketing	$100.4	$97.4	$195.2	$194.1
Percentage of revenue	15%	16%	15%	16%
General and administrative	$75.1	$65.6	$144.4	$133.9
Percentage of revenue	11%	11%	12%	12%
Total	$266.3	$255.0	$519.1	$507.7
Percentage of revenue	40%	42%	41%	43%
Overall, R&D, S&M and G&A expense increased by approximately $11.3 million and $11.4 million for the second quarter and the first two quarters of fiscal 2017, respectively, compared to the corresponding period in fiscal 2016.
Research and development expense decreased by $1.2 million or 1% for the second quarter and was flat for the first two quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016.
As compared to the prior year, the decrease in the second quarter of fiscal 2017 was primarily due to a $1.9 million decrease in consulting expense, a $1.1 million decrease due to favorable foreign exchange rates, and a $1.3 million decrease in other expense, partially offset by a $3.1 million increase in compensation expense.
As compared to the prior year, the decrease in the first two quarters of fiscal 2017 was primarily due to a $2.0 million decrease due to favorable foreign exchange rates, a $2.4 million decrease in other expense, and a $0.7 million decrease in consulting expense, partially offset by a $4.9 million increase in compensation expense.
Overall, research and development spending was 14% of revenue in the second quarter and the first two quarters of fiscal 2017, compared to 15% in both the corresponding periods of fiscal 2016.
We believe that the development and introduction of new products are critical to our future success, and we expect to continue active development of new products.

Sales and marketing expense increased by $3.0 million or 3.1% and $1.1 million or 0.6% for the second quarter and the first two quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016.

As compared to the prior year, the increase in the second quarter of fiscal 2017 was primarily due to a $2.2 million increase in compensation expense, $1.2 million in expense from acquisitions not applicable in the prior corresponding period, and a $0.8 million increase in other expense, partially offset by a $1.2 million decrease due to favorable foreign exchange rates.

As compared to the prior year, the increase in the first two quarters of fiscal 2017 was primarily due to $2.0 million in expense from acquisitions not applicable in the prior corresponding period, a $1.3 million increase in compensation expense, partially offset by a $2.2 million decrease due to favorable foreign exchange rates.

Overall, spending for sales and marketing was 15% of revenue in the second quarter and the first two quarters of fiscal 2017, compared to approximately 16% in both the corresponding periods of fiscal 2016.

General and administrative expense increased by a $9.5 million, or 14% and $10.5 million or 8% for the second quarter and the first two quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016.

As compared to the prior year, the increase in the second quarter of fiscal 2017 was primarily due to a $8.0 million increase in compensation expense and $2.2 million in expense from acquisitions not applicable in the prior corresponding period, partially offset by a $0.5 million decrease due to favorable foreign exchange rates and a $0.2 million decrease in other expense.

As compared to the prior year, the increase in the first two quarters of fiscal 2017 was primarily due to a $10.7 million increase in compensation expense and $3.2 million in expense from acquisitions not applicable in the prior corresponding period, partially offset by a $2.2 million decrease in other expense and a $1.2 million decrease due to favorable foreign exchange rates.

Overall, general and administrative spending was 11% and 12% of revenue in the second quarter and the first two quarters of both fiscal 2017 and 2016, respectively.
Restructuring charges
Restructuring charges primarily consist of severance and benefits, resulting from employee headcount reductions in connection with our restructuring programs related to decisions to streamline processes and reduce the cost structure. As of the end of the second quarter of fiscal 2017, our restructuring liability was $1.6 million, which is expected to be substantially settled by the second quarter of fiscal 2018. Restructuring liabilities are reported within Other current liabilities on the Condensed Consolidated Balance Sheets.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets was $35.8 million in the second quarter of fiscal 2017, compared to $39.6 million in the second quarter of fiscal 2016. Of the total $35.8 million in the second quarter of fiscal 2017, $15.3 million is presented as a separate line within Operating expense and $20.5 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. Of the total $39.6 million in the second quarter of fiscal 2016, $15.6 million is presented as a separate line within Operating expense and $24.0 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. Amortization in the second quarter of fiscal 2017 reflects acquisitions not included in the corresponding period of fiscal 2016 offset by the fully amortized intangibles from prior acquisitions. As of the end of the second quarter of fiscal 2017 future amortization of intangible assets is expected to be $72.6 million during the remainder of fiscal 2017, $117.8 million during 2018, $77.1 million during 2019, $48.7 million during 2020, $27.0 million during 2021 and $20.3 million thereafter.
Non-operating Income (Expense), Net
The components of Non-operating income (expense), net, were as follows:

	Second Quarter of		First Two Quarters of
	2017	2016	2017	2016
(In millions)
Interest expense, net	$(6.0)	$(6.6)	$(12.1)	$(13.2)
Foreign currency transaction gain (loss), net	—	(1.5)	1.4	(1.6)
Income from equity method investments, net	9.9	5.8	14.1	8.7
Other income, net	1.1	0.1	10.6	3.4
Total non-operating income (expense), net	$5.0	$(2.2)	$14.0	$(2.7)
Non-operating income (expense), net increased $7.2 million and $16.7 million for the second quarter and the first two quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016. The increase for the second quarter was primarily due to an increase in joint venture profitability and, to a lesser extent, the favorable impact from foreign currency exchange. The increase for the first two quarters was primarily due to divestiture gains included in Other income, net, an increase in joint venture profitability and, to a lesser extent, the favorable impact from foreign currency exchange.
Income Tax Provision
Our effective income tax rate for the second quarter of fiscal 2017 was 26% as compared to 7% in the corresponding period in fiscal 2016, primarily due to a one time discrete tax benefit from the divestiture of the Advanced Public Safety (APS) business in the second quarter of 2016. For the first two quarters of fiscal 2017, our effective income tax rate was 25% as compared to 18% in the corresponding period in fiscal 2016, primarily due to a one time discrete tax benefit from the APS divestiture in the second quarter of 2016, partially offset by a favorable change in the geographic mix of pre-tax income in fiscal 2017.
Historically, our effective tax rate has been lower than the U.S. federal statutory rate of 35% primarily due to the tax rates associated with certain earnings from operations in lower-tax jurisdictions. We have not provided for U.S. taxes on such earnings due to the indefinite reinvestment of such earnings outside the U.S.

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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the second quarter of fiscal 2017 and fiscal year end 2016.
LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter of	Fiscal Year End
As of	2017	2016
(In millions, except percentages)
Cash and cash equivalents and short-term investments	$486.1	$327.2
As a percentage of total assets	12.0%	8.9%
Principal balance of outstanding debt	616.9	624.8

	First Two Quarters of
	2017	2016
(In millions)
Cash provided by operating activities	$248.7	$195.6
Cash used in investing activities	(110.3)	(12.6)
Cash provided by (used in) financing activities	19.3	(68.3)
Effect of exchange rate changes on cash and cash equivalents	11.1	1.2
Net increase in cash and cash equivalents	$168.8	$115.9

Cash and Cash Equivalents and Short-Term Investments
As of the end of the second quarter of fiscal 2017, cash, cash equivalents, and short-term investments totaled $486.1 million compared to $327.2 million as of fiscal year end 2016. We had a principal balance of outstanding debt of $616.9 million as of the end of the second quarter of fiscal 2017, compared to $624.8 million as of fiscal year end 2016.
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
Operating Activities
Cash provided by operating activities was $248.7 million for the first two quarters of fiscal 2017, compared to $195.6 million for the first two quarters of fiscal 2016. The increase of $53.1 million was primarily driven by an increase in revenue and a decrease in working capital requirements and other liabilities.
Investing Activities
Cash used in investing activities was $110.3 million for the first two quarters of fiscal 2017, compared to $12.6 million for the first two quarters of fiscal 2016. The increase of $97.7 million was primarily due to increased spending for business acquisitions and purchases of available-for-sale investments, partially offset by proceeds from maturities and sales of short-term investments, and proceeds from sales of businesses.
Financing Activities
Cash provided by financing activities was $19.3 million for the first two quarters of fiscal 2017, compared to cash used in financing activities of $68.3 million for the first two quarters of fiscal 2016. The increase of cash provided by financing activities of $87.6 million was primarily driven by a decrease in repurchases of common stock and an increase in issuance of common stock.
Accounts Receivable and Inventory Metrics

	Second Quarter of	Fiscal Year End
As of	2017	2016
Accounts receivable days sales outstanding	54	55
Inventory turns per year	5.2	4.8

Accounts receivable days sales outstanding were down to 54 days as of the end of the second quarter of fiscal 2017, compared to 55 days as of the end of fiscal 2016. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 5.2 as of the end of the second quarter of fiscal 2017, compared to 4.8 as of the end of fiscal 2016. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
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
2014 Credit Facility
In November 2014, we entered into a five-year credit agreement with a group of lenders, which provides for an unsecured revolving loan facility of $1.0 billion (the "2014 Credit Facility"). Under the 2014 Credit Facility, we may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. The interest rate on the non-current debt outstanding under the 2014 Credit Facility was 2.26% and 1.80% at the end of the second quarter of fiscal 2017 and fiscal year end 2016, respectively, and is payable on a quarterly basis. The outstanding balance of $69.0 million as of the end of the second quarter of fiscal 2017 and $94.0 million at the end of fiscal 2016 are classified as long-term debt. Amounts not borrowed under the revolving facility will be subject to a commitment fee. In February 2016, we entered into an amendment to the 2014 Credit Facility to facilitate our proposed reincorporation from California to Delaware and to effect other non-financial terms. In August 2016, we entered into a second amendment to revise a definition used in determining when a change of control of the Company may occur. We were in compliance with all covenants pertaining to the 2014 Credit Facility at the end of the second quarter of fiscal 2017.
Uncommitted Facilities

We also have two $75 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The $147.0 million outstanding at the end of the second quarter of fiscal 2017 and the $130.0 million outstanding at the end of fiscal 2016 under the Uncommitted Facilities are considered short-term. The weighted average interest rate on the Uncommitted Facilities was 1.91% at the end of the second quarter of fiscal 2017 and 1.65% at the end of fiscal 2016.
Promissory Notes and Other Debt
At the end of the second quarter of fiscal 2017 and the end of fiscal 2016, we had promissory notes and other notes payable totaling approximately $0.9 million and $0.8 million, respectively, of which $0.6 million and $0.5 million, respectively, was classified as long-term in the Condensed Consolidated Balance Sheet.
For additional discussion of our debt, see Note 7 of Notes to Condensed Consolidated Financial Statements.
Repatriation of Foreign Earnings and Income Taxes
As of the second quarter of fiscal 2017, $461.7 million of cash, cash equivalents and short-term investment was held by our foreign subsidiaries, of which $11.9 million was borrowed from the U.S. under intercompany financing arrangements. If these loaned funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. federal and state taxes to repatriate the loaned funds. To the extent of other repatriation of cash held by foreign entities, we generally would be required to pay U.S. federal and state taxes.  While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. However, if we were to make significant acquisitions or stock repurchases, we may be required to increase our outstanding indebtedness, which could result in increased borrowing costs. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2014 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
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

		Second Quarter of				First Two Quarters of
		2017		2016		2017		2016
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$346.5	52.3%	$315.6	51.8%	$673.1	52.8%	$616.2	51.7%
Restructuring charges	( A )	0.5	0.1%	0.4	0.1%	1.0	0.1%	0.7	0.1%
Amortization of purchased intangible assets	( B )	20.5	3.1%	24.0	3.9%	39.5	3.1%	48.1	4.0%
Stock-based compensation	( C )	0.9	0.1%	0.9	0.1%	1.7	0.1%	1.9	0.1%
Amortization of acquisition-related inventory step-up	( D )	0.5	0.1%	—	—%	0.6	—%	—	—%
Non-GAAP gross margin:		$368.9	55.7%	$340.9	55.9%	$715.9	56.1%	$666.9	55.9%
OPERATING EXPENSES:
GAAP operating expenses:		$283.9	42.8%	$275.1	45.1%	$553.9	43.5%	$545.8	45.8%
Restructuring charges	( A )	(2.3)	(0.3)%	(4.5)	(0.7)%	(5.2)	(0.4)%	(6.3)	(0.5)%
Amortization of purchased intangible assets	( B )	(15.3)	(2.3)%	(15.6)	(2.6)%	(29.6)	(2.3)%	(31.8)	(2.7)%
Stock-based compensation	( C )	(14.3)	(2.2)%	(12.1)	(2.0)%	(27.2)	(2.2)%	(24.8)	(2.1)%
Acquisition / divestiture items	( E )	(4.3)	(0.6)%	(0.9)	(0.1)%	(6.4)	(0.6)%	(2.5)	(0.2)%
Executive transition costs	( F )	—	—%	(0.1)	—%	—	—%	(1.0)	(0.1)%
Non-GAAP operating expenses:		$247.7	37.4%	$241.9	39.7%	$485.5	38.0%	$479.4	40.2%

OPERATING INCOME:
GAAP operating income:		$62.6	9.5%	$40.5	6.7%	$119.2	9.3%	$70.4	5.9%
Restructuring charges	( A )	2.8	0.4%	4.9	0.8%	6.2	0.5%	7.0	0.6%
Amortization of purchased intangible assets	( B )	35.8	5.4%	39.6	6.5%	69.1	5.4%	79.9	6.7%
Stock-based compensation	( C )	15.2	2.3%	13.0	2.1%	28.9	2.3%	26.7	2.2%
Amortization of acquisition-related inventory step-up	( D )	0.5	0.1%	—	—%	0.6	—%	—	—%
Acquisition / divestiture items	( E )	4.3	0.6%	0.9	0.1%	6.4	0.6%	2.5	0.2%
Executive transition costs	( F )	—	—%	0.1	—%	—	—%	1.0	0.1%
Non-GAAP operating income:		$121.2	18.3%	$99.0	16.2%	$230.4	18.1%	$187.5	15.7%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$5.0		$(2.2)		$14.0		$(2.7)
Acquisition / divestiture items	( E )	(0.8)		0.4		(8.9)		(2.7)
Non-GAAP non-operating income (expense), net:		$4.2		$(1.8)		$5.1		$(5.4)

			GAAP and Non-GAAP Tax Rate %	( I )	GAAP and Non-GAAP Tax Rate %	( I )	GAAP and Non-GAAP Tax Rate %	( I )	GAAP and Non-GAAP Tax Rate %	( I )
INCOME TAX PROVISION:
GAAP income tax provision:		$17.7	26%	$2.7	7%	$32.8	25%	$12.4	18%
Non-GAAP items tax effected	( G )	15.0		4.1		25.2		21.0
Difference in GAAP and Non-GAAP tax rate	( H )	(3.8)		16.4		(3.8)		10.3
Non-GAAP income tax provision:		$28.9	23%	$23.2	24%	$54.2	23%	$43.7	24%
NET INCOME:
GAAP net income attributable to Trimble Inc.		$49.9		$35.7		$100.4		$55.5
Restructuring charges	( A )	2.8		4.9		6.2		7.0
Amortization of purchased intangible assets	( B )	35.8		39.6		69.1		79.9
Stock-based compensation	( C )	15.2		13.0		28.9		26.7
Amortization of acquisition-related inventory step-up	( D )	0.5		—		0.6		—
Acquisition / divestiture items	( E )	3.5		1.3		(2.5)		(0.2)
Executive transition costs	( F )	—		0.1		—		1.0
Non-GAAP tax adjustments	( G ) + ( H )	(11.2)		(20.5)		(21.4)		(31.3)
Non-GAAP net income attributable to Trimble Inc.		$96.5		$74.1		$181.3		$138.6

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.		$0.19		$0.14		$0.39		$0.22
Restructuring charges	( A )	0.01		0.02		0.03		0.03
Amortization of purchased intangible assets	( B )	0.14		0.15		0.27		0.31
Stock-based compensation	( C )	0.06		0.05		0.11		0.11
Amortization of acquisition-related inventory step-up	( D )	—		—		—		—
Acquisition / divestiture items	( E )	0.01		0.01		(0.01)		—
Executive transition costs	( F )	—		—		—		—
Non-GAAP tax adjustments	( G ) + ( H )	(0.03)		(0.08)		(0.08)		(0.12)
Non-GAAP diluted net income per share attributable to Trimble Inc.		$0.38		$0.29		$0.71		$0.55

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

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the second quarter and the first two quarters of fiscal years 2017 and 2016, stock-based compensation was allocated as follows:

	Second Quarter of		First Two Quarters of
(Dollars in millions)	2017	2016	2017	2016
Cost of sales	$0.9	$0.9	$1.7	$1.9
Research and development	2.6	2.4	5.0	4.7
Sales and Marketing	2.4	2.2	4.6	4.2
General and administrative	9.3	7.5	17.6	15.9
	$15.2	$13.0	$28.9	$26.7

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

Non-GAAP Operating Income
Non-GAAP operating income increased by $22.2 million or 22% and $42.9 million or 23% for the second quarter and the first two quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016. Non-GAAP operating income as a percentage of total revenue was 18.3% and 18.1% for the second quarter and the first two quarters of fiscal 2017, respectively, compared to 16.2% and 15.7% for the corresponding periods in fiscal 2016.
Non-GAAP operating income and Non-GAAP operating income percentage for the second quarter of fiscal 2017 increased primarily attributable to revenue expansion across all segments and strong operating expense control. Non-GAAP operating income and Non-GAAP operating income percentage for the first two quarters of fiscal 2017 increased primarily due to revenue expansion and strong operating expense control.

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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the second quarter of fiscal 2017, revenue and operating income were negatively impacted by foreign currency exchange rates by $5.2 million and $0.3 million, respectively. Currency translation subtracted approximately 1% of revenue and 1% of operating income in the second quarter of fiscal 2017.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Swiss Franc, Euro, British pound and New Zealand and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the second quarter of fiscal 2017 and fiscal year end 2016 are summarized as follows (in millions):

	Second Quarter of Fiscal 2017		Fiscal Year End 2016
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$165.6	$1.0	$(99.2)	$—
Sold	$(112.4)	$(0.4)	$86.1	$0.1

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On September 2, 2011, Recreational Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment Notwithstanding the Verdict, and on March 18, 2015, the court awarded us a portion of its incurred attorneys’ fees and costs, and entered judgment in our favor in the amount of $0.6 million.  The judgment also provides that the plaintiff take nothing on its claims.  On April 17, 2015, the plaintiff filed a Notice of Appeal to the Alaska Supreme Court. On March 24, 2017, the Alaska Supreme Court affirmed, in part, and reversed, in part, the trial court's decision.  The Alaska Supreme Court affirmed the trial court's determination that Plaintiff had not proven damages and was not entitled to recover any lost profits, but remanded the case to the trial court for an award of nominal damages to Plaintiff.  On April 17, 2017, Plaintiff filed a Motion for Rehearing with the Alaska Supreme Court. On August 3, 2017, the Alaska Supreme Court denied rehearing on the finding that Plaintiff had failed to prove damages, returning the case to the trial court to award nominal damages.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table provides information relating to our purchases of equity securities for the second quarter of fiscal 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2017 – May 5, 2017	182,106	$30.58	182,106	$110,658,389	(1)
May 6, 2017 – June 2, 2017	—	—	—	110,658,389
June 3, 2017 – June 30, 2017	214,507	$35.68	214,507	103,004,100
Total	396,613		396,613

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
Robert G. Painter
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: August 7, 2017

EXHIBIT INDEX
.

3.1	Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (2)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (3)

10.1
Form of Change in Control Severance Agreement between the Company and certain Company officers, together with a schedule identifying material differences in the agreements entered into with specific officers. (4)

10.2
Form of Executive Severance Agreement between the Company and certain Company officers, together with a schedule identifying material differences in the agreements entered into with specific officers. (4)

10.3	Age and Service Equity Vesting Program. (4)

10.4	Form of Global Performance Stock Unit Award Agreement (Operating Income/Revenue). (4)

10.5	Form of Global Performance Stock Unit Award Agreement (Total Stockholder Return). (4)

10.6	Second Amendment, dated May 3, 2017, to Lease between the Company and Wilson Oakmead West, LLC (successor in interest to Carr NP Properties, LLC). (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2017. (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2017. (4)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2017. (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2017. (4)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 3.1 to the registrant’s Current Report on Form 8-K filed October 3, 2016.

(2)	Incorporated by reference to exhibit number 3.2 to the registrant’s Current Report on Form 8-K filed October 3, 2016.

(3)	Incorporated by reference to exhibit number 4.1 to the Company’s Current Report on Form 8-K, filed October 3, 2016.

(4)	Furnished or filed herewith.