Form 10-Q
period 2017-09-29
TRIMBLE INC.
filed 2017-11-07
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 29, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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

As of November 3, 2017, there were 251,761,300 shares of Common Stock, par value $0.001 per share, outstanding.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended September 29, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Third Quarter of	Fiscal Year End
As of	2017	2016
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$255.0	$216.1
Short-term investments	154.2	111.1
Accounts receivable, net	407.2	354.8
Other receivables	35.4	35.4
Inventories	254.7	218.8
Other current assets	55.4	42.5
Total current assets	1,161.9	978.7
Property and equipment, net	160.5	144.2
Goodwill	2,289.3	2,077.6
Other purchased intangible assets, net	405.8	333.3
Other non-current assets	163.2	140.0
Total assets	$4,180.7	$3,673.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$135.4	$130.3
Accounts payable	146.2	109.8
Accrued compensation and benefits	116.7	97.5
Deferred revenue	285.4	246.5
Accrued warranty expense	17.8	17.2
Other current liabilities	106.9	86.9
Total current liabilities	808.4	688.2
Long-term debt	560.4	489.6
Non-current deferred revenue	41.3	37.7
Deferred income tax liabilities	45.2	38.8
Other non-current liabilities	168.0	113.8
Total liabilities	1,623.3	1,368.1
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 251.9 and 251.3 shares issued and outstanding as of the end of the third quarter of fiscal 2017 and fiscal year end 2016, respectively	0.3	0.3
Additional paid-in-capital	1,452.0	1,348.3
Retained earnings	1,236.0	1,177.1
Accumulated other comprehensive loss	(130.8)	(219.9)
Total Trimble Inc. stockholders' equity	2,557.5	2,305.8
Noncontrolling interests	(0.1)	(0.1)
Total stockholders' equity	2,557.4	2,305.7
Total liabilities and stockholders' equity	$4,180.7	$3,673.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
(In millions, except per share amounts)	2017	2016	2017	2016
Revenue:
Product	$446.1	$384.9	$1,297.1	$1,185.5
Service	115.0	105.6	331.8	316.9
Subscription	108.9	93.6	316.9	274.3
Total revenue	670.0	584.1	1,945.8	1,776.7
Cost of sales:
Product	222.8	186.6	637.0	576.0
Service	46.4	40.7	141.2	126.3
Subscription	28.3	26.0	82.5	79.3
Amortization of purchased intangible assets	23.0	21.8	62.5	69.9
Total cost of sales	320.5	275.1	923.2	851.5
Gross margin	349.5	309.0	1,022.6	925.2
Operating expense:
Research and development	92.6	86.9	272.1	266.6
Sales and marketing	100.6	88.6	295.8	282.7
General and administrative	74.0	59.2	218.4	193.1
Restructuring charges	1.3	3.5	6.5	9.8
Amortization of purchased intangible assets	17.0	15.5	46.6	47.3
Total operating expense	285.5	253.7	839.4	799.5
Operating income	64.0	55.3	183.2	125.7
Non-operating income (expense), net:
Interest expense, net	(6.3)	(6.6)	(18.4)	(19.8)
Foreign currency transaction gain (loss), net	1.6	—	3.0	(1.6)
Income from equity method investments, net	8.7	5.2	22.8	13.9
Other income (expense), net	1.6	(1.7)	12.2	1.7
Total non-operating income (expense), net	5.6	(3.1)	19.6	(5.8)
Income before taxes	69.6	52.2	202.8	119.9
Income tax provision	13.9	13.0	46.7	25.4
Net income	55.7	39.2	156.1	94.5
Less: Net loss attributable to noncontrolling interests	—	—	—	(0.2)
Net income attributable to Trimble Inc.	$55.7	$39.2	$156.1	$94.7
Basic earnings per share	$0.22	$0.16	$0.62	$0.38
Shares used in calculating basic earnings per share	252.6	249.7	252.5	250.5
Diluted earnings per share	$0.22	$0.15	$0.61	$0.37
Shares used in calculating diluted earnings per share	257.9	253.2	257.0	253.7
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
	2017	2016	2017	2016
(In millions)
Net income	$55.7	$39.2	$156.1	$94.5
Foreign currency translation adjustments, net of tax	29.3	4.5	89.5	11.5
Net unrealized loss on short-term investments	—	—	(0.1)	—
Net unrealized actuarial gain (loss), net of tax	(0.1)	—	(0.3)	0.1
Comprehensive income	84.9	43.7	245.2	106.1
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	(0.2)
Comprehensive income attributable to Trimble Inc.	$84.9	$43.7	$245.2	$106.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters of
(In millions)	2017	2016
Cash flow from operating activities:
Net Income	$156.1	$94.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	26.4	27.9
Amortization expense	109.1	117.2
Provision for doubtful accounts	1.2	2.5
Deferred income taxes	(0.2)	1.2
Stock-based compensation	45.0	40.0
Income from equity method investments	(22.8)	(13.9)
Divestiture (gain) loss, net	(8.0)	0.1
Provision for excess and obsolete inventories	3.6	12.0
Other non-cash items	(1.5)	3.9
Decrease (increase) in assets:
Accounts receivable	(34.2)	(9.9)
Other receivables	0.7	(2.7)
Inventories	(19.4)	25.7
Other current and non-current assets	(21.9)	(11.1)
Increase (decrease) in liabilities:
Accounts payable	27.8	2.7
Accrued compensation and benefits	7.5	(12.8)
Deferred revenue	29.6	32.8
Accrued warranty	0.1	(0.5)
Other liabilities	10.9	(22.6)
Net cash provided by operating activities	310.0	287.0
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(286.7)	(22.3)
Acquisitions of property and equipment	(26.4)	(19.7)
Purchases of equity method investments	—	(1.5)
Acquisitions of intangible assets	—	(0.3)
Purchases of short-term investments	(220.0)	(62.1)
Proceeds from maturities of short-term investments	84.6	—
Proceeds from sales of short-term investments	92.1	—
Net proceeds from sales of businesses	20.1	10.7
Dividends received from equity method investments	12.9	16.5
Other	0.5	0.1
Net cash used in investing activities	(322.9)	(78.6)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	73.0	50.0
Repurchases and retirement of common stock	(111.5)	(102.2)
Proceeds from debt and revolving credit lines	517.0	291.0
Payments on debt and revolving credit lines	(444.3)	(351.3)
Net cash provided by (used in) financing activities	34.2	(112.5)
Effect of exchange rate changes on cash and cash equivalents	17.6	1.6
Net increase in cash and cash equivalents	38.9	97.5
Cash and cash equivalents - beginning of period	216.1	116.0
Cash and cash equivalents - end of period	$255.0	$213.5

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
Trimble is a provider of technology solutions that enable professionals and field mobile workers to optimize or transform their work processes. Trimble's solutions are used across a range of industries including agriculture, architecture, civil engineering, survey and land administration, construction, geospatial, government, natural resources, transportation and utilities. Representative Trimble customers include engineering and construction firms, surveying companies, farmers and agricultural companies, transportation and logistics companies, energy and utility companies, and state, federal and municipal governments.
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
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2016 was December 30, 2016. The third quarter of fiscal 2017 and 2016 ended on September 29, 2017 and September 30, 2016, respectively. Both fiscal 2017 and 2016 are 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
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
Reportable Segments
In March 2017, the Company effected a change in the reporting of its segment financial results to better reflect the Company's customer base and end markets. Beginning with the first quarter of fiscal 2017, the Company reports its financial performance, including revenues and operating income, based on four new reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation. Comparative period financial information by reportable segment has been recast to conform with the current presentation. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further information.
Unaudited Interim Financial Information
The accompanying financial data as of the end of the third quarter of fiscal 2017 and for the third quarter and the first three quarters of fiscal 2017 and 2016 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2016 is derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for fiscal year 2016. The following discussion should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K.
In the opinion of management, all adjustments necessary have been made to present a fair statement of financial position and results for the interim periods presented. The results of operations for the third quarter and the first three quarters of fiscal 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.

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
The Company has presented revenue and cost of sales separately for products, service, and subscriptions. Product revenue includes hardware, software licenses, parts and accessories; service revenue includes maintenance and support for hardware and software products, training, and professional services; subscription revenue includes software as a service ("SaaS").
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting polices during the first three quarters of fiscal 2017 from those disclosed in the Company’s most recent Form 10-K.
Recent Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that replaces the current revenue recognition guidance under U.S. GAAP. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard may be applied either retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. The Company plans to adopt this accounting standard update in the first quarter of fiscal 2018 using the full retrospective adoption method. The Company does not anticipate that its internal control framework will materially change, but rather existing internal controls will be modified and augmented as necessary to implement the new revenue standard. The new standard may impact, in some cases, the timing and amount of revenue recognized. Additionally, direct costs to obtain and fulfill customer contracts, in some cases, may be deferred and amortized under the new standard. The Company is currently evaluating the qualitative and quantitative impacts on the financial statements and related disclosures.

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

In August 2016, the FASB issued new guidance related to the statement of cash flows. This guidance amended the existing accounting standards for the statement of cash flows and provided guidance on certain classification issues related to the statement of cash flows. The new standard is effective for the Company beginning in fiscal 2018 and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company is currently evaluating the effect of these amendments on its statement of cash flows, which will likely include a reclassification of contingent consideration payments for business combinations from cash flows from investing activities, to both cash flows from operating and financing activities.

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
During the first three quarters of fiscal 2017, the Company repurchased approximately 3.1 million shares of common stock in open market purchases, at an average price of $36.07 per share, for a total of $111.5 million under the 2015 Stock Repurchase Program.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase is charged to retained earnings. As a result of the 2017 repurchases, retained earnings was reduced by $94.1 million in the first three quarters of fiscal 2017. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. At the end of the first three quarters of fiscal 2017, the 2015 Stock Repurchase Program had remaining authorized funds of $19.0 million.
Stock-Based Compensation Expense
Stock compensation expense is recognized based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures.
The following table summarizes stock-based compensation expense for the third quarter and first three quarters of fiscal 2017 and 2016:

	Third Quarter of		First Three Quarters of
	2017	2016	2017	2016
(In millions)
Cost of sales	$1.1	$0.9	$2.8	$2.8
Research and development	2.7	2.2	7.7	6.9
Sales and marketing	2.4	2.1	7.0	6.3
General and administrative	9.9	8.1	27.5	24.0
Total operating expense	15.0	12.4	42.2	37.2
Total stock-based compensation expense	$16.1	$13.3	$45.0	$40.0
NOTE 4. BUSINESS COMBINATIONS
During the first three quarters of fiscal 2017, the Company acquired ten businesses, with total cash consideration of $333.9 million. The Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition. The acquisitions were not significant individually or in the aggregate. The largest acquisition was Müller-Elektronik, a privately-held German company specializing in implement control and precision farming solutions. In the aggregate, the businesses acquired during the first three quarters of fiscal 2017 contributed less than two percent to the Company's total revenue during the first three quarters of fiscal 2017.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in the last quarter of fiscal 2016 and the first three quarters of fiscal 2017, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus, the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis.  Acquisition costs directly related to the acquisitions, including the changes in the fair value of the contingent consideration liabilities, a net benefit of $0.3 million and a net expense of $6.1 million for the third quarter and the first three quarters of fiscal 2017, respectively, and net expenses of $0.9 million and $3.4 million for the third quarter and the first three quarters of fiscal 2016, respectively, were recorded as incurred and were included in General and administrative expense in the Condensed Consolidated Statements of Income.
The following table summarizes the Company’s business combinations completed during the first three quarters of fiscal 2017:

First Three Quarters of
2017
(In millions)
Fair value of total purchase consideration	$333.9
Less fair value of net assets acquired:
Net tangible assets acquired	29.7
Identifiable intangible assets	166.6
Deferred income taxes	(5.8)
Goodwill	$143.4

Intangible Assets
The following table presents details of the Company’s total intangible assets:

As of	Third Quarter of Fiscal 2017			Fiscal Year End 2016
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$913.5	$(704.9)	$208.6	$794.8	$(620.6)	$174.2
Trade names and trademarks	58.6	(47.4)	11.2	50.9	(42.9)	8.0
Customer relationships	511.6	(337.9)	173.7	438.7	(294.1)	144.6
Distribution rights and other intellectual properties	72.2	(59.9)	12.3	64.3	(57.8)	6.5
	$1,555.9	$(1,150.1)	$405.8	$1,348.7	$(1,015.4)	$333.3
The estimated future amortization expense of purchased intangible assets as of the end of the third quarter of fiscal 2017 was as follows:

(In millions)
2017 (Remaining)	$39.6
2018	133.3
2019	91.9
2020	63.0
2021	40.9
Thereafter	37.1
Total	$405.8
Goodwill
In March 2017, the information used to allocate resources and assess performance that is provided to the Company's chief operating decision maker, its Chief Executive Officer, changed to better reflect the Company's customer base and end markets. As further described in Note 6, the new reporting structure consists of four operating segments, each representing a single reporting unit: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation. Goodwill was reassigned to the new reporting units using the relative fair values and, as a result of this reassignment, an impairment assessment was performed immediately before and after the reorganization of the Company’s reporting structure. There was no goodwill impairment resulting from this assessment in the first quarter of fiscal 2017.
The changes in the carrying amount of goodwill by segment for the first three quarters of fiscal 2017 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of fiscal year end 2016	$663.7	$405.1	$217.7	$791.1	$2,077.6
Additions due to acquisitions	2.5	—	89.1	51.8	143.4
Purchase price adjustments- prior years' acquisitions	(0.1)	—	—	—	(0.1)
Foreign currency translation adjustments	39.8	17.5	10.2	7.8	75.3
Divestiture (1)	—	(6.9)	—	—	(6.9)
Balance as of the end of the third quarter of fiscal 2017	$705.9	$415.7	$317.0	$850.7	$2,289.3
(1) In the first quarter of 2017, the Company sold its ThingMagic business, which was part of the Geospatial segment.

NOTE 5. INVENTORIES
Inventories consisted of the following:

	Third Quarter of	Fiscal Year End
As of	2017	2016
(In millions)
Raw materials	$83.3	$77.9
Work-in-process	13.5	6.8
Finished goods	157.9	134.1
Total inventories	$254.7	$218.8
Finished goods includes $18.1 million and $14.4 million at the end of the third quarter of fiscal 2017 and fiscal year end 2016 for costs of sales that have been deferred in connection with deferred revenue arrangements.
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

The following tables present revenue, operating income, depreciation expense and identifiable assets for the four reportable segments. Operating income is revenue less cost of sales and operating expenses, excluding unallocated corporate expenses, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture items, and executive transition costs. The identifiable assets that the CODM views by segment are accounts receivable, inventories and goodwill.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Third Quarter of Fiscal 2017
Revenue	$214.5	$169.7	$114.4	$171.4	$670.0
Operating income	52.2	36.7	26.5	31.2	146.6
Depreciation expense	1.4	1.5	0.9	1.3	5.1
Third Quarter of Fiscal 2016
Revenue	$189.3	$159.9	$87.5	$147.4	$584.1
Operating income	40.9	35.3	25.2	26.5	127.9
Depreciation expense	1.7	1.5	0.5	1.4	5.1
First Three Quarters of Fiscal 2017
Segment revenue	$625.3	$484.8	$345.3	$490.4	$1,945.8
Operating income	135.3	94.8	103.5	82.2	415.8
Depreciation expense	4.7	4.3	2.1	4.1	15.2
First Three Quarters of Fiscal 2016
Segment revenue	$565.8	$476.0	$300.3	$434.6	$1,776.7
Operating income	102.2	89.9	90.0	70.7	352.8
Depreciation expense	5.4	5.0	1.5	4.0	15.9
As of the Third Quarter of Fiscal 2017
Accounts receivable, net	$117.1	$122.4	$69.7	$98.0	$407.2
Inventories	57.8	106.7	41.5	48.7	254.7
Goodwill	705.9	415.7	317.0	850.7	2,289.3
As of Fiscal Year End 2016
Accounts receivable, net	$104.7	$108.3	$65.5	$76.3	$354.8
Inventories	51.3	100.4	31.0	36.1	218.8
Goodwill	663.7	405.1	217.7	791.1	2,077.6
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Third Quarter of		First Three Quarters of
	2017	2016	2017	2016
(In millions)
Consolidated segment operating income	$146.6	$127.9	$415.8	$352.8
Unallocated corporate expense	(23.0)	(17.1)	(61.8)	(54.5)
Restructuring charges	(1.6)	(4.0)	(7.8)	(11.0)
Amortization of purchased intangible assets	(40.0)	(37.3)	(109.1)	(117.2)
Stock-based compensation	(16.1)	(13.3)	(45.0)	(40.0)
Amortization of acquisition-related inventory step-up	(2.2)	—	(2.8)	—
Acquisition and divestiture items	0.3	(0.9)	(6.1)	(3.4)
Executive transition costs	—	—	—	(1.0)
Consolidated operating income	64.0	55.3	183.2	125.7
Non-operating income (expense), net:	5.6	(3.1)	19.6	(5.8)
Consolidated income before taxes	$69.6	$52.2	$202.8	$119.9

NOTE 7. DEBT
Debt consisted of the following:

	Third Quarter of	Fiscal Year End
As of	2017	2016
(In millions)
Notes:
Principal amount	$400.0	$400.0
Unamortized discount on Notes	(2.3)	(2.5)
Debt issuance costs	(2.2)	(2.4)
Credit Facilities:
2014 Credit Facility	164.0	94.0
Uncommitted facilities	135.0	130.0
Promissory notes and other debt	1.3	0.8
Total debt	695.8	619.9
Less: Short-term debt	135.4	130.3
Long-term debt	$560.4	$489.6
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
Credit Facilities
2014 Credit Facility
In November 2014, the Company entered into a five-year credit agreement with a group of lenders, which provides for an unsecured revolving loan facility of $1.0 billion (the "2014 Credit Facility"). Under the 2014 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. The interest rate on the non-current debt outstanding under the 2014 Credit Facility was 2.48% and 1.80% at the end of the third quarter of fiscal 2017 and fiscal year end 2016, respectively, and is payable on a quarterly basis. Amounts not borrowed under the revolving facility will be subject to a commitment fee.
The outstanding balance of $164.0 million as of the end of the third quarter of fiscal 2017 and $94.0 million at the end of fiscal 2016 are classified as long-term debt in the Condensed Consolidated Balance Sheet. Unamortized debt issuance costs associated with the 2014 Credit Facility are presented as assets in the Condensed Consolidated Balance sheet and are being amortized to interest expense using the effective interest rate method over the term of the 2014 Credit Facility.
In February 2016, the Company entered into an amendment to the 2014 Credit Facility to facilitate the Company's reincorporation from California to Delaware and to effect other non-financial terms. In August 2016, the Company entered into a second amendment to revise a definition used in determining when a change of control of the Company may occur.
The Company was in compliance with all covenants pertaining to the 2014 Credit Facility at the end of the third quarter of fiscal 2017.
Uncommitted Facilities
The Company also has two $75 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The $135.0 million outstanding at the end of the third quarter of fiscal 2017 and the $130.0 million outstanding at the end of fiscal 2016 under the Uncommitted Facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 2.11% at the end of the third quarter of fiscal 2017 and 1.65% at the end of fiscal 2016.
Promissory Notes and Other Debt
At the end of the third quarter of fiscal 2017 and the year end of fiscal 2016, the Company had promissory notes and other debt totaling approximately $1.3 million and $0.8 million, respectively, of which $0.9 million and $0.5 million, respectively, was classified as long-term debt in the Condensed Consolidated Balance Sheet.
Debt Maturities
At the end of the third quarter of fiscal 2017, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2017 (Remaining)	$135.4
2018	0.3
2019	0.3
2020	164.3
2021	—
Thereafter	400.0
Total	$700.3

NOTE 8. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company started to invest in available-for-sale securities in the third quarter of fiscal 2016. The following table summarizes the Company’s available-for-sale securities at the end of the third quarter of fiscal 2017 and at the end of fiscal 2016.

	Third Quarter of Fiscal 2017	At the end of Fiscal 2016
(In millions)
Available-for-sale securities:
U.S. Treasury securities	$11.6	$11.7
Non-U.S. government securities	2.1	—
Municipal debt securities	—	10.0
Corporate debt securities	72.1	31.7
Time deposit	—	2.4
Commercial paper	93.5	77.5
Total available-for-sale securities	$179.3	$133.3

Reported as:
Cash equivalents	$25.1	$22.2
Short-term investments	154.2	111.1
Total	$179.3	$133.3

The Company realized $0.5 million and $1.5 million gains on its available-for-sale securities for the third quarter and the first three quarters of fiscal 2017, respectively. The net unrealized loss was $0.1 million which was included in Accumulated other comprehensive loss as of the end of the third quarter of 2017.

The following table presents the contractual maturities of the Company's available-for-sale investments at the end of the third quarter of fiscal 2017:

Third Quarter of Fiscal 2017
(In millions)	Amortized Cost
Due in less than 1 year	$175.0
Due in 1 to 5 years	4.3
Due in 5-10 years	—
Due after 10 years	—
Total	$179.3

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

	Fair Values as of the end of the Third Quarter of Fiscal 2017				Fair Values as of Fiscal Year End 2016
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Available-for-sale securities:
U.S. Treasury securities (1)	$—	$11.6	$—	$11.6	$—	$11.7	$—	$11.7
Non-U.S. government securities (1)	—	2.1	—	2.1	—	—	—	—
Municipal debt securities (1)	—	—	—	—	—	10.0	—	10.0
Corporate debt securities (1)	—	72.1	—	72.1	—	31.7	—	31.7
Time deposit (1)	—	—	—	—	—	2.4	—	2.4
Commercial paper (1)	—	93.5	—	93.5	—	77.5	—	77.5
Total available-for-sale securities	—	179.3	—	179.3	—	133.3	—	133.3
Deferred compensation plan assets (2)	25.9	—	—	25.9	22.6	—	—	22.6
Derivative assets (3)	—	0.3	—	0.3	—	0.2	—	0.2
Contingent consideration assets (4)	—	—	7.0	7.0	—	—	7.0	7.0
Total assets measured at fair value	$25.9	$179.6	$7.0	$212.5	$22.6	$133.5	$7.0	$163.1
Liabilities
Deferred compensation plan liabilities (2)	$25.9	$—	$—	$25.9	$22.6	$—	$—	$22.6
Derivative liabilities (3)	—	2.9	—	2.9	—	0.1	—	0.1
Contingent consideration liabilities (5)	—	—	17.2	17.2	—	—	4.5	4.5
Total liabilities measured at fair value	$25.9	$2.9	$17.2	$46.0	$22.6	$0.1	$4.5	$27.2

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

(4)
Contingent consideration assets represent arrangements for buyers to pay the Company for certain businesses that it has divested. The fair values are determined based on the Company's expectations of future receipts and the effects of the application of discount rates. The minimum amount to be received under these arrangements is $3.5 million. Contingent consideration assets are included in Other non-current assets on the Company's Condensed Consolidated Balance Sheets.

(5)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payments under the arrangements is $60.1 million at the end of the third quarter of fiscal 2017. The fair values are estimated using scenario-based methods or option pricing methods based upon estimated future revenues, gross margins or other milestones. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s outstanding financial instruments:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	Third Quarter of Fiscal 2017		Fiscal Year End 2016
(In millions)
Liabilities:
Notes	$400.0	$427.1	$400.0	$410.6
2014 Credit Facility	164.0	164.0	94.0	94.0
Uncommitted facilities	135.0	135.0	130.0	130.0
Promissory notes and other debt	1.3	1.3	0.8	0.8
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
Changes in the Company’s product warranty liability during the first three quarters of fiscal 2017 are as follows:

(In millions)
Balance as of fiscal year end 2016	$17.2
Acquired warranties	0.5
Accruals for warranties issued	14.1
Changes in estimates	(0.5)
Warranty settlements (in cash or in kind)	(13.5)
Balance as of the end of the third quarter of fiscal 2017	$17.8
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
The following table shows the computation of basic and diluted earnings per share:

	Third Quarter of		First Three Quarters of
	2017	2016	2017	2016
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$55.7	$39.2	$156.1	$94.7
Denominator:
Weighted average number of common shares used in basic earnings per share	252.6	249.7	252.5	250.5
Effect of dilutive securities	5.3	3.5	4.5	3.2
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	257.9	253.2	257.0	253.7
Basic earnings per share	$0.22	$0.16	$0.62	$0.38
Diluted earnings per share	$0.22	$0.15	$0.61	$0.37
For the third quarter of fiscal 2017, the shares of outstanding stock options excluded were de minimis. For the third quarter of fiscal 2016, the Company excluded 4.0 million shares of outstanding stock options from the calculation of diluted earnings per share because their effect would have been antidilutive. For the first three quarters of fiscal 2017 and 2016, the Company excluded 0.5 million and 4.5 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive.
NOTE 12. INCOME TAXES
For the third quarter of fiscal 2017, the Company’s effective income tax rate was 20% as compared to 25% in the corresponding period in fiscal 2016, primarily due to a favorable change in the geographic mix of pre-tax income and stock-based compensation tax benefits. For the first three quarters of fiscal 2017, the Company's effective income tax rate was 23% as compared to 21% in the corresponding period in fiscal 2016, primarily due to a one time discrete tax benefit from the divestiture of the Advance Public Safety business in the second quarter of 2016, partially offset by a favorable change in the geographic mix of pre-tax income in fiscal 2017.
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
The unrecognized tax benefits of $70.9 million and $60.5 million as of the end of the third quarter of fiscal 2017 and fiscal year end 2016, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded primarily in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of the end of the third quarter of fiscal 2017 and fiscal year end 2016, the Company had accrued $10.6 million and $9.3 million, respectively, for interest and penalties, which are recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

NOTE 13. COMMITMENTS AND CONTINGENCIES
Operating Leases and Other Commitments
The estimated future minimum operating lease commitments as of the end of the third quarter of fiscal 2017 are as follows (in millions):

2017 (Remaining)	$9.8
2018	35.1
2019	26.8
2020	20.2
2021	16.0
Thereafter	42.0
Total	$149.9
As of the end of the third quarter of fiscal 2017, the Company had unconditional purchase obligations of approximately $192.6 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.

Additionally, the Company has certain acquisitions which include additional earn-out cash payments based on estimated future revenues, gross margins or other milestones. As of the end of the third quarter of fiscal 2017, the Company had $17.2 million included in Other current liabilities and Other non-current liabilities related to these earn-outs, representing the fair value of the contingent consideration.
Litigation
On September 2, 2011, Recreational Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility, and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment Notwithstanding the Verdict, and on March 18, 2015, the Court awarded the Company a portion of its incurred attorneys’ fees and costs, and entered Final Judgment in the Company’s favor in the amount of $0.6 million.  The Final Judgment also provides that the plaintiff take nothing on its claims.  On April 17, 2015, the plaintiff filed a Notice of Appeal to the Alaska Supreme Court. On March 24, 2017, the Alaska Supreme Court affirmed, in part, and reversed, in part, the trial court's decision.  The Alaska Supreme Court affirmed the trial court's determination that Plaintiff had not proven damages and was not entitled to recover any lost profits, but remanded the case to the trial court for an award of nominal damages to Plaintiff.  On April 17, 2017, Plaintiff filed a Motion for Rehearing with the Alaska Supreme Court. The Alaska Supreme Court has denied rehearing on the finding that Plaintiff had failed to prove damages, returning the case to the trial court to award nominal damages.
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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:

•	the portion of our revenue coming from sales to customers located in countries outside of the U.S.;

•
seasonal fluctuations in our construction purchases, sales to U.S. governmental agencies, agricultural equipment business revenues, global macroeconomic conditions, and expectations that we may experience less seasonality in the future;

•	our plans to continue to invest in research and development to actively develop and introduce new products and to deliver targeted solutions to the markets we serve;

•	a continued shift in revenue towards a more significant mix of software, recurring revenue, and services;

•	our belief that increases in recurring revenue from our software and solutions will provide us with enhanced business visibility over time;

•
our belief that our cash and cash equivalents and short-term investments, together with borrowings under our 2014 Credit Facility, will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures, and stock repurchases under the stock repurchase program for at least the next twelve months;

•	fluctuations in interest rates and foreign currency exchange rates; and

•	our growth strategy, including our focus on historically underserved large markets, the relative importance of organic growth versus strategic acquisitions, and the reasons that we acquire businesses.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Management believes that there have been no significant changes during the third quarter of fiscal 2017 to the items that we disclosed as our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.
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
The Buildings and Infrastructure segment primarily serves customers working in architecture, engineering, construction, and operations and maintenance. The Geospatial segment primarily serves customers working in surveying, engineering, government, and land management. The Resources and Utilities segment primarily serves customers working in agriculture, forestry, and utilities. The Transportation segment primarily serves customers working in transportation, including transportation and logistics, automotive, rail, and military aviation.

Trimble is a leading provider of technology solutions that optimize the work processes of office and mobile field professionals around the world. Our comprehensive work process solutions are used across a range of industries including agriculture, architecture, civil engineering, construction, government, natural resources, transportation, and utilities. Representative Trimble customers include engineering and construction firms, contractors, surveying companies, farmers and agricultural companies, transportation and logistics companies, energy, mining and utility companies, and state, federal and municipal governments.

Trimble transforms the way the world works by delivering products and services that connect the physical and digital worlds. Core technologies in positioning, modeling, connectivity and data analytics enable customers to improve productivity, quality, safety and sustainability. The integration of sensors, software, connectivity, and information in our portfolio gives us the unique ability to provide an information model specific to the customer’s workflow. For example, in construction, our strategy is centered on the concept of a “constructible model” which is at the center of our “Connected Construction Site” solutions which provide real-time, connected, and cohesive information environments for the design, build, and operational phases of projects. In agriculture, we continue to develop “Connected Farm” solutions to optimize operations across the agriculture workflow. In transportation and logistics, our “Connected Supply Chain” solutions provide transportation companies with tools to enhance fuel efficiency, safety, and transparency through connected vehicles and fleets across the enterprise.
Our growth strategy is centered on multiple elements:

•
Focus on attractive markets with significant growth and profitability potential - We focus on large markets historically underserved by technology that offer significant potential for long-term revenue growth, profitability, and market leadership. Our core industries such as construction, agriculture, and transportation markets are each multi-trillion dollar global industries, which operate in increasingly demanding environments, with technology adoption in the early phases relative to other industries. With the emergence of mobile computing capabilities, the increasing technological know-how of end users and the compelling return on investment to our customers, we believe many of our markets are ripe for substituting Trimble’s technology and solutions in place of traditional operating methods.

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

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 40 countries and distribution channels in over 100 countries. In third quarter of 2017, approximately 50% of our sales were to customers located in countries outside of the U.S.

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
Trimble’s focus on these growth drivers has led over time to growth in revenue and profitability as well as an increasingly diversified business model. Software and services growth is driving increased recurring revenue, leading to improved visibility in some of our businesses. As our solutions have expanded, our go-to-market model has also evolved, with a balanced mix between direct, distribution, and OEM customers, and an increasing number of enterprise level customer relationships.

For the third quarter of fiscal 2017, total revenue increased by $85.9 million compared to the third quarter of fiscal 2016. By geography, North America and Europe were significantly up and to a lesser extent, Asia-Pacific and the rest of the world were up year over year as well. Revenue growth occurred across hardware, software, recurring revenue, and services, driven both by organic growth and acquisitions.
During the first three quarters of fiscal 2017, we acquired ten businesses, for total cash consideration of $333.9 million, in our Resources and Utilities, Transportation, and Building and Infrastructure segments. The largest acquisition was Müller-Elektronik, a privately-held German company specializing in implement control and precision farming solutions. Our Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition.
In addition, in the first quarter of 2017, we sold our ThingMagic business. Our ThingMagic business provided ultra-high frequency radio frequency identification ("RFID") modules and finished RFID readers to OEMs in the medical and advanced industrial markets and was part of the Geospatial segment.
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

RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below:

	Third Quarter of		First Three Quarters of
	2017	2016	2017	2016
(In millions)
Revenue:
Product	$446.1	$384.9	$1,297.1	$1,185.5
Service	115.0	105.6	331.8	316.9
Subscription	108.9	93.6	316.9	274.3
Total revenue	$670.0	$584.1	$1,945.8	$1,776.7
Gross margin	$349.5	$309.0	$1,022.6	$925.2
Gross margin %	52.2%	52.9%	52.6%	52.1%
Operating income	$64.0	$55.3	$183.2	$125.7
Operating income %	9.6%	9.5%	9.4%	7.1%
Revenue
For the third quarter of fiscal 2017, total revenue increased $85.9 million or 15% compared to the third quarter of fiscal 2016. Product revenue increased $61.2 million or 16%, service revenue increased $9.4 million or 9%, and subscription revenue increased $15.3 million or 16%. In the first three quarters of fiscal 2017, total revenue increased $169.1 million or 10% compared to the first three quarters of fiscal 2016. Product revenue increased $111.6 million or 9%, service revenue increased $14.9 million or 5%, and subscription revenue increased $42.6 million or 16%.
For the third quarter and first three quarters of fiscal 2017, product, service and subscription revenue increased primarily due to organic growth across all segments. To a lesser extent, acquisitions contributed to growth, particularly in product and service revenue.
For the third quarter of fiscal 2017, on a segment basis, Buildings and Infrastructure revenue increased $25.2 million or 13%, Geospatial revenue increased $9.8 million or 6%, Resources and Utilities revenue increased $26.9 million or 31%, and Transportation revenue increased $24.0 million or 16%, compared to the third quarter of fiscal 2016. For the first three quarters of 2017, Buildings and Infrastructure revenue increased $59.5 million or 11%, Geospatial revenue increased $8.8 million or 2%, Resources and Utilities revenue increased $45.0 million or 15%, and Transportation revenue increased $55.8 million or 13%, compared to the first three quarters of fiscal 2016.
For the third quarter and first three quarters of fiscal 2017, Buildings and Infrastructure revenue increased primarily due to strong civil engineering and construction and building construction organic growth. Geospatial revenue increased mainly due to strong geospatial and surveying organic growth. Resources and Utilities revenue increased due to acquisitions, including the impact of the Müller-Elektronik acquisition, and continued organic growth in agriculture and correction services. Transportation revenue increased due to continued growth in the transportation and logistics business.
Gross Margin
Gross margin varies due to a combination of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin increased by $40.5 million and $97.4 million for the third quarter and the first three quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016. Gross margin as a percentage of total revenue was 52.2% and 52.6% for the third quarter and the first three quarters of fiscal 2017, respectively, compared to 52.9% and 52.1% for the corresponding periods in fiscal 2016. For the third quarter of fiscal 2017, the decrease in gross margin percentage was due to higher intangibles and inventory step-up costs due to amortization from new acquisitions during the quarter and product mix. For the first three quarters of fiscal 2017, the increase in gross margin percentage was due to lower intangibles amortization due to fully amortized intangibles from prior acquisitions, partially offset by intangibles from new acquisitions. Excluding the impact of intangibles amortization, gross margin percentage was relatively flat period over period.
Operating Income
Operating income increased by $8.7 million and $57.5 million for the third quarter and the first three quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016. Operating income as a percentage of total revenue was 9.6% and 9.4% for the third quarter and the first three quarters of fiscal 2017, respectively, compared to 9.5% and 7.1% for the corresponding periods in fiscal 2016.
For the third quarter of fiscal 2017, the increases in operating income and operating income percentage were attributable to revenue expansion across all segments, and operating expense control, partially offset by increased amortization of purchased intangibles. For the first three quarters of fiscal 2017, the increases in operating income and operating income percentage were attributable to revenue expansion, operating expense control and lower amortization of purchased intangible assets.
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

The following table is a summary of revenue and operating income by segment:

	Third Quarter of		First Three Quarters of
	2017	2016	2017	2016
(In millions)
Buildings and Infrastructure
Revenue	$214.5	$189.3	$625.3	$565.8
Segment revenue as a percent of total revenue	32%	33%	32%	32%
Operating income	$52.2	$40.9	$135.3	$102.2
Operating income as a percent of segment revenue	24%	22%	22%	18%
Geospatial
Revenue	$169.7	$159.9	$484.8	$476.0
Segment revenue as a percent of total revenue	25%	27%	25%	27%
Operating income	$36.7	$35.3	$94.8	$89.9
Operating income as a percent of segment revenue	22%	22%	20%	19%
Resources and Utilities
Revenue	$114.4	$87.5	$345.3	$300.3
Segment revenue as a percent of total revenue	17%	15%	18%	17%
Operating income	$26.5	$25.2	$103.5	90.0
Operating income as a percent of segment revenue	23%	29%	30%	30%
Transportation
Revenue	$171.4	$147.4	$490.4	$434.6
Segment revenue as a percent of total revenue	26%	25%	25%	24%
Operating income	$31.2	$26.5	$82.2	$70.7
Operating income as a percent of segment revenue	18%	18%	17%	16%
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	Third Quarter of		First Three Quarters of
	2017	2016	2017	2016
(In millions)
Consolidated segment operating income	$146.6	$127.9	$415.8	$352.8
Unallocated corporate expense	(23.0)	(17.1)	(61.8)	(54.5)
Restructuring charges	(1.6)	(4.0)	(7.8)	(11.0)
Amortization of purchased intangible assets	(40.0)	(37.3)	(109.1)	(117.2)
Stock-based compensation	(16.1)	(13.3)	(45.0)	(40.0)
Amortization of acquisition-related inventory step-up	(2.2)	—	(2.8)	—
Acquisition and divestiture items	0.3	(0.9)	(6.1)	(3.4)
Executive transition costs	—	—	—	(1.0)
Consolidated operating income	64.0	55.3	183.2	125.7
Non-operating income (expense), net:	5.6	(3.1)	19.6	(5.8)
Consolidated income before taxes	$69.6	$52.2	$202.8	$119.9
Buildings and Infrastructure
Buildings and Infrastructure revenue increased by $25.2 million or 13% and $59.5 million or 11% for the third quarter and the first three quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016. Segment operating income increased $11.3 million or 28% and $33.1 million or 32% for the third quarter and the first three quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016.
The revenue increase for the third quarter and the first three quarters of fiscal 2017 was primarily due to organic growth in civil engineering and construction products. Building construction, including our architecture and design, structural engineering, and mechanical, electrical and plumbing products also contributed to growth. In the third quarter, Buildings and Infrastructure experienced strong growth in markets such as North America, Europe, and Asia Pacific, particularly in Japan and Australia. Operating income increased for the third quarter and the first three quarters of fiscal 2017, primarily due to revenue and gross margin expansion and operating expense control across the segment.
Geospatial
Geospatial revenue increased by $9.8 million or 6% and $8.8 million or 2% for the third quarter and the first three quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016. Segment operating income increased by $1.4 million or 4% and $4.9 million or 5% for the third quarter and the first three quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016.
The revenue increase for the third quarter and first three quarters of fiscal 2017 was primarily due to geospatial organic growth for optical and Global Navigation Satellite Systems (GNSS) products, including the new SX 10, our scanning total station, and end market diversification. In the third quarter, Geospatial experienced growth in most regions including North America and Europe. Operating income increased for the third quarter and the first three quarters of fiscal 2017 primarily due to revenue expansion, partially offset by higher operating expense, including trade show costs.
Resources and Utilities
Resources and Utilities revenue increased by $26.9 million or 31% and $45.0 million or 15% for the third quarter and the first three quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016. Segment operating income increased $1.3 million or 5% and $13.5 million or 15% for the third quarter and the first three quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscals 2016.
Resources and Utilities revenue increased for the third quarter and the first three quarters of fiscal 2017 primarily due to acquisitions, including the impact of the Müller-Elektronik acquisition, and continued organic growth in agriculture and correction services. Although the Müller-Elektronik acquisition contributed significant growth to segment revenue, it was less impactful to consolidated revenue. In the third quarter, Agriculture continued to experience growth in North America in our aftermarket and OEM sales. Europe, Russia and Brazil were also up and continued to reflect penetration-related growth opportunities. Growth in Europe was also impacted positively by the Müller-Elektronik acquisition. Operating income increased for the third quarter and the first three quarters of fiscal 2017 primarily due to revenue expansion in agriculture and correction services and operating expense control across the segments, offset by impacts of new acquisitions, including the Müller-Elektronik acquisition.
Transportation
Transportation revenue increased by $24.0 million or 16% and $55.8 million or 13% for the third quarter and the first three quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016. Segment operating income increased by $4.7 million or 18% and $11.5 million or 16% for the third quarter and the first three quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016.
Transportation revenue increased for the third quarter and the first three quarters of fiscal 2017 primarily due to continued organic growth in the transportation and logistics business, particularly in North America due to the Electronic Logging Device (ELD) government mandate as well as complementary product sales such as video cameras. The continued technology deployment due to the ELD mandate. as well as routing and navigation management products, resulted in continued SaaS subscription revenue growth. Operating income increased for the third quarter and the first three quarters of fiscal 2017 due to revenue expansion in the transportation and logistics business and operating expense control across the segments.

Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	Third Quarter of		First Three Quarters of
	2017	2016	2017	2016
(In millions)
Research and development	$92.6	$86.9	$272.1	$266.6
Percentage of revenue	14%	15%	14%	15%
Sales and marketing	$100.6	$88.6	$295.8	$282.7
Percentage of revenue	15%	15%	15%	16%
General and administrative	$74.0	$59.2	$218.4	$193.1
Percentage of revenue	11%	10%	11%	11%
Total	$267.2	$234.7	$786.3	$742.4
Percentage of revenue	40%	40%	40%	42%
Overall, R&D, S&M and G&A expense increased by approximately $32.5 million and $43.9 million for the third quarter and the first three quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016.
Research and development expense increased by $5.7 million or 7% for the third quarter and 5.5 million or 2% for the first three quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016.
As compared to the prior year, the increase in the third quarter of fiscal 2017 was primarily due to $4.0 million in expense from acquisitions not applicable in the prior corresponding period, a $3.6 million increase in compensation expense, and a $1.4 million increase due to unfavorable foreign exchange rates, partially offset by a $1.9 million decrease in consulting expense, and a $1.4 million decrease in other expense.
Compared to the prior year, the increase in the first three quarters of fiscal 2017 was primarily due to an $8.5 million increase in compensation expense and $5.1 million in expense from acquisitions not applicable in the prior corresponding period, partially offset by a $4.9 million decrease in other expense, a $2.6 million decrease in consulting expense, and a $0.6 million decrease due to favorable foreign exchange rates.
Overall, research and development spending was 14% of revenue in both the third quarter and the first three quarters of fiscal 2017, compared to 15% in both the corresponding periods of fiscal 2016.
We believe that the development and introduction of new products are critical to our future success, and we expect to continue active development of new products.

Sales and marketing expense increased by $12.0 million or 14% and $13.1 million or 5% for the third quarter and the first three quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016.

Compared to the prior year, the increase in the third quarter of fiscal 2017 was primarily due to a $6.5 million increase in compensation expense, $3.3 million in expense from acquisitions not applicable in the prior corresponding period, a $1.4 million increase due to unfavorable foreign exchange rates, and a $0.8 million increase in other expense.

Compared to the prior year, the increase in the first three quarters of fiscal 2017 was primarily due to a $7.9 million increase in compensation expense, $5.3 million in expense from acquisitions not applicable in the prior corresponding period, and a $1.3 million increase in travel/marketing cost primarily due to global dealer meetings and trade shows, partially offset by a $0.8 million decrease due to favorable foreign exchange rates, and a $0.6 million decrease in other expense.

Overall, spending for sales and marketing was 15% of revenue in both the third quarter and the first three quarters of fiscal 2017, compared to approximately 15% and 16% in the corresponding periods of fiscal 2016, respectively.

General and administrative expense increased by $14.8 million or 25% and $25.3 million or 13% for the third quarter and the first three quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016.

Compared to the prior year, the increase in the third quarter of fiscal 2017 was primarily due to a $9.5 million increase in compensation expense, $4.0 million in expense from acquisitions not applicable in the prior corresponding period, a $0.8 million increase in other expense, and a $0.5 million increase due to unfavorable foreign exchange rates.

Compared to the prior year, the increase in the first three quarters of fiscal 2017 was primarily due to a $20.2 million increase in compensation expense and $7.2 million in expense from acquisitions not applicable in the prior corresponding period, partially offset by a $1.5 million decrease in other expense and a $0.6 million decrease due to favorable foreign exchange rates.

Overall, general and administrative spending was 11% of revenue in both the third quarter and the first three quarters of fiscal 2017, compared to approximately 10% and 11% in the corresponding periods of 2016, respectively.
Restructuring charges
Restructuring charges primarily consist of severance and benefits, resulting from employee headcount reductions in connection with our restructuring programs related to decisions to streamline processes and reduce the cost structure. As of the end of the third quarter of fiscal 2017, our restructuring liability was $1.1 million, which is expected to be substantially settled by the third quarter of fiscal 2018. Restructuring liabilities are reported within Other current liabilities on the Condensed Consolidated Balance Sheets.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets was $40.0 million in the third quarter of fiscal 2017, compared to $37.3 million in the third quarter of fiscal 2016. Of the total $40.0 million in the third quarter of fiscal 2017, $17.0 million is presented as a separate line within Operating expense and $23.0 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. Of the total $37.3 million in the third quarter of fiscal 2016, $15.5 million is presented as a separate line within Operating expense and $21.8 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. Amortization in the third quarter of fiscal 2017 reflects acquisitions not included in the corresponding period of fiscal 2016 offset by the fully amortized intangibles from prior acquisitions. As of the end of the third quarter of fiscal 2017 future amortization of intangible assets is expected to be $39.6 million during the remainder of fiscal 2017, $133.3 million during 2018, $91.9 million during 2019, $63.0 million during 2020, $40.9 million during 2021 and $37.1 million thereafter.
Non-operating Income (Expense), Net
The components of Non-operating income (expense), net, were as follows:

	Third Quarter of		First Three Quarters of
	2017	2016	2017	2016
(In millions)
Interest expense, net	$(6.3)	$(6.6)	$(18.4)	$(19.8)
Foreign currency transaction gain (loss), net	1.6	—	3.0	(1.6)
Income from equity method investments, net	8.7	5.2	22.8	13.9
Other income (expense), net	1.6	(1.7)	12.2	1.7
Total non-operating income (expense), net	$5.6	$(3.1)	$19.6	$(5.8)
Non-operating income (expense), net increased $8.7 million and $25.4 million for the third quarter and the first three quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016. The increase for the third quarter was primarily driven by an increase in joint venture profitability, an increase in Other income (expense), net due to the prior year's inclusion of divestiture losses, and to a lesser extent, the favorable impact from foreign currency exchange. The increase for the first three quarters was primarily due to an increase in Other income (expense), net due to divestiture gains, an increase in joint venture profitability and, to a lesser extent, the favorable impact from foreign currency exchange.
Income Tax Provision
Our effective income tax rate for the third quarter of fiscal 2017 was 20% as compared to 25% in the corresponding period in fiscal 2016, primarily due to a favorable change in the geographic mix of pre-tax income and stock-based compensation tax benefits. We expected the two favorable factors will impact on our fourth quarter effective tax rate. For the first three quarters of fiscal 2017, our effective income tax rate was 23% as compared to 21% in the corresponding period in fiscal 2016, primarily due to a one time discrete tax benefit from the divestiture of the Advance Public Safety business in the second quarter of 2016, partially offset by a favorable change in the geographic mix of pre-tax income in fiscal 2017.
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
In the normal course of business to facilitate sales of our products, we indemnify other parties, including customers, lessors and parties to other transactions with us, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. From time to time, in connection with divesting some of our businesses or assets, we may also indemnify purchasers for certain matters in the normal course of business, such as breaches of representations, covenants or excluded liabilities. In addition, we entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the third quarter of fiscal 2017 and fiscal year end 2016.
LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter of	Fiscal Year End
As of	2017	2016
(In millions, except percentages)
Cash and cash equivalents and short-term investments	$409.2	$327.2
As a percentage of total assets	9.8%	8.9%
Principal balance of outstanding debt	700.3	624.8

	First Three Quarters of
	2017	2016
(In millions)
Cash provided by operating activities	$310.0	$287.0
Cash used in investing activities	(322.9)	(78.6)
Cash provided by (used in) financing activities	34.2	(112.5)
Effect of exchange rate changes on cash and cash equivalents	17.6	1.6
Net increase in cash and cash equivalents	$38.9	$97.5

Cash and Cash Equivalents and Short-Term Investments
As of the end of the third quarter of fiscal 2017, cash, cash equivalents, and short-term investments totaled $409.2 million compared to $327.2 million as of fiscal year end 2016. We had a principal balance of outstanding debt of $700.3 million as of the end of the third quarter of fiscal 2017, compared to $624.8 million as of fiscal year end 2016.
Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

Our cash, cash equivalents and short-term investments are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions considered to be of reputable credit and to present little credit risk. Our investment policy requires the portfolio to include only securities with high credit quality and a weighted average maturity not to exceed 6 months, with the main objective of preserving capital and maintaining liquidity. We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short-term investments based on their nature and their availability for use in current operations. We believe that our cash and cash equivalents, short-term investments, and borrowings under our 2014 Credit Facility as described below under the heading "Debt", will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures, and stock repurchases under the stock repurchase program for at least the next twelve months.
Operating Activities
Cash provided by operating activities was $310.0 million for the first three quarters of fiscal 2017, compared to $287.0 million for the first three quarters of fiscal 2016. The increase of $23.0 million was primarily driven by an increase in revenue, partially offset by an increase in working capital requirements, primarily inventory and accounts receivable.
Investing Activities
Cash used in investing activities was $322.9 million for the first three quarters of fiscal 2017, compared to $78.6 million for the first three quarters of fiscal 2016. The increase of $244.3 million was primarily due to increased spending for business acquisitions and purchases of available-for-sale investments, partially offset by proceeds from maturities and sales of short-term investments and proceeds from sales of businesses.
Financing Activities
Cash provided by financing activities was $34.2 million for the first three quarters of fiscal 2017, compared to cash used in financing activities of $112.5 million for the first three quarters of fiscal 2016. The increase of cash provided by financing activities of $146.7 million was primarily driven by an increase in debt proceeds, net of repayments and an increase in issuance of common stock.
Accounts Receivable and Inventory Metrics

	Third Quarter of	Fiscal Year End
As of	2017	2016
Accounts receivable days sales outstanding	55	55
Inventory turns per year	5.2	4.8

Accounts receivable days sales outstanding were both 55 days as of the end of the third quarter of fiscal 2017 and as of the end of fiscal 2016. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 5.2 as of the end of the third quarter of fiscal 2017, compared to 4.8 as of the end of fiscal 2016. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period. To the extent that customer demand continues to increase, inventory may be purchased in advance to reduce leads times. As a result, inventory turns may decrease.
Debt
Notes
In November 2014, we issued $400.0 million of Senior Notes (the "Notes") in a public offering registered with the Securities and Exchange Commission. The Notes mature on December 1, 2024 and accrue interest at a rate of 4.75% per annum, payable semiannually in arrears in cash on December 1 and June 1 of each year. In connection with the Notes offering, we entered into an Indenture with U.S. Bank National Association, as trustee. We may redeem the Notes at our option at any time, in accordance with the terms and conditions set forth in the Indenture. Further details regarding the terms of the Notes, including the redemption rights, and the Indenture, are provided in our fiscal 2016 Annual Report on Form 10-K.
2014 Credit Facility
In November 2014, we entered into a five-year credit agreement with a group of lenders, which provides for an unsecured revolving loan facility of $1.0 billion (the "2014 Credit Facility"). Under the 2014 Credit Facility, we may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. The interest rate on the non-current debt outstanding under the 2014 Credit Facility was 2.48% and 1.80% at the end of the third quarter of fiscal 2017 and fiscal year end 2016, respectively, and is payable on a quarterly basis. The outstanding balance of $164.0 million as of the end of the third quarter of fiscal 2017 and $94.0 million at the end of fiscal 2016 are classified as long-term debt. Amounts not borrowed under the revolving facility will be subject to a commitment fee. In February 2016, we entered into an amendment to the 2014 Credit Facility to facilitate our proposed reincorporation from California to Delaware and to effect other non-financial terms. In August 2016, we entered into a second amendment to revise a definition used in determining when a change of control of the Company may occur. We were in compliance with all covenants pertaining to the 2014 Credit Facility at the end of the third quarter of fiscal 2017.
Uncommitted Facilities
We also have two $75 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The $135.0 million outstanding at the end of the third quarter of fiscal 2017 and the $130.0 million outstanding at the end of fiscal 2016 under the Uncommitted Facilities are considered short-term debt. The weighted average interest rate on the Uncommitted Facilities was 2.11% at the end of the third quarter of fiscal 2017 and 1.65% at the end of fiscal 2016.
Promissory Notes and Other Debt
At the end of the third quarter of fiscal 2017 and the end of fiscal 2016, we had promissory notes and other notes payable totaling approximately $1.3 million and $0.8 million, respectively, of which $0.9 million and $0.5 million, respectively, was classified as long-term debt.
For additional discussion of our debt, see Note 7 of Notes to Condensed Consolidated Financial Statements.
Repatriation of Foreign Earnings and Income Taxes
As of the third quarter of fiscal 2017, $399.2 million of cash, cash equivalents and short-term investment was held by our foreign subsidiaries, of which $7.2 million was borrowed from the U.S. under intercompany financing arrangements. If these loaned funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. federal and state taxes to repatriate the loaned funds. To the extent of other repatriation of cash held by foreign entities, we generally would be required to pay U.S. federal and state taxes.  While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. However, if we were to make significant acquisitions or stock repurchases, we may be required to increase our outstanding indebtedness, which could result in increased borrowing costs. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2014 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
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

Non-GAAP operating expenses

We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring charges, amortization of purchased intangible assets, stock-based compensation, acquisition/divestiture items associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration, and other required closing costs, and executive transition costs from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income

We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration, and other required closing costs, and executive transition costs. We believe that these exclusions offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.

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
Non-GAAP net income
This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, executive transition costs, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, executive transition costs, and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share compared to our past diluted net income per share.
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our ""core operating performance"" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, executive transition costs, and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items ( A ) - ( I ) below.

		Third Quarter of				First Three Quarters of
		2017		2016		2017		2016
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$349.5	52.2%	$309.0	52.9%	$1,022.6	52.6%	$925.2	52.1%
Restructuring charges	( A )	0.3	—%	0.5	0.1%	1.3	0.1%	1.2	0.1%
Amortization of purchased intangible assets	( B )	23.0	3.4%	21.8	3.7%	62.5	3.2%	69.9	3.9%
Stock-based compensation	( C )	1.1	0.2%	0.9	0.2%	2.8	0.1%	2.8	0.1%
Amortization of acquisition-related inventory step-up	( D )	2.2	0.3%	—	—%	2.8	0.1%	—	—%
Non-GAAP gross margin:		$376.1	56.1%	$332.2	56.9%	$1,092.0	56.1%	$999.1	56.2%

OPERATING EXPENSES:
GAAP operating expenses:		$285.5	42.6%	$253.7	43.4%	$839.4	43.2%	$799.5	45.0%
Restructuring charges	( A )	(1.3)	(0.2)%	(3.5)	(0.6)%	(6.5)	(0.3)%	(9.8)	(0.5)%
Amortization of purchased intangible assets	( B )	(17.0)	(2.5)%	(15.5)	(2.7)%	(46.6)	(2.5)%	(47.3)	(2.7)%
Stock-based compensation	( C )	(15.0)	(2.2)%	(12.4)	(2.1)%	(42.2)	(2.2)%	(37.2)	(2.1)%
Acquisition / divestiture items	( E )	0.3	—%	(0.9)	(0.1)%	(6.1)	(0.3)%	(3.4)	(0.2)%
Executive transition costs	( F )	—	—%	—	—%	—	—%	(1.0)	(0.1)%
Non-GAAP operating expenses:		$252.5	37.7%	$221.4	37.9%	$738.0	37.9%	$700.8	39.4%
OPERATING INCOME:
GAAP operating income:		$64.0	9.6%	$55.3	9.5%	$183.2	9.4%	$125.7	7.1%
Restructuring charges	( A )	1.6	0.2%	4.0	0.7%	7.8	0.4%	11.0	0.6%
Amortization of purchased intangible assets	( B )	40.0	5.9%	37.3	6.4%	109.1	5.7%	117.2	6.6%
Stock-based compensation	( C )	16.1	2.4%	13.3	2.3%	45.0	2.3%	40.0	2.2%
Amortization of acquisition-related inventory step-up	( D )	2.2	0.3%	—	—%	2.8	0.1%	—	—%
Acquisition / divestiture items	( E )	(0.3)	—%	0.9	0.1%	6.1	0.3%	3.4	0.2%
Executive transition costs	( F )	—	—%	—	—%	—	—%	1.0	0.1%
Non-GAAP operating income:		$123.6	18.4%	$110.8	19.0%	$354.0	18.2%	$298.3	16.8%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$5.6		$(3.1)		$19.6		$(5.8)
Acquisition / divestiture items	( E )	—		2.8		(8.9)		0.1
Non-GAAP non-operating income (expense), net:		$5.6		$(0.3)		$10.7		$(5.7)

			GAAP and Non-GAAP Tax Rate %	( I )	GAAP and Non-GAAP Tax Rate %	( I )	GAAP and Non-GAAP Tax Rate %	( I )	GAAP and Non-GAAP Tax Rate %	( I )
INCOME TAX PROVISION:
GAAP income tax provision:		$13.9	20%	$13.0	25%	$46.7	23%	$25.4	21%
Non-GAAP items tax effected	( G )	11.9		14.6		37.1		36.3
Difference in GAAP and Non-GAAP tax rate	( H )	3.8		(1.1)		—		8.5
Non-GAAP income tax provision:		$29.6	23%	$26.5	24%	$83.8	23%	$70.2	24%
NET INCOME:
GAAP net income attributable to Trimble Inc.		$55.7		$39.2		$156.1		$94.7
Restructuring charges	( A )	1.6		4.0		7.8		11.0
Amortization of purchased intangible assets	( B )	40.0		37.3		109.1		117.2
Stock-based compensation	( C )	16.1		13.3		45.0		40.0
Amortization of acquisition-related inventory step-up	( D )	2.2		—		2.8		—
Acquisition / divestiture items	( E )	(0.3)		3.7		(2.8)		3.5
Executive transition costs	( F )	—		—		—		1.0
Non-GAAP tax adjustments	( G ) + ( H )	(15.7)		(13.5)		(37.1)		(44.8)
Non-GAAP net income attributable to Trimble Inc.		$99.6		$84.0		$280.9		$222.6

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.		$0.22		$0.15		$0.61		$0.37
Restructuring charges	( A )	0.01		0.02		0.03		0.05
Amortization of purchased intangible assets	( B )	0.15		0.15		0.42		0.46
Stock-based compensation	( C )	0.06		0.05		0.17		0.16
Amortization of acquisition-related inventory step-up	( D )	0.01		—		0.01		—

Acquisition / divestiture items	( E )	—	0.01	(0.01)	0.02
Executive transition costs	( F )	—	—	—	—
Non-GAAP tax adjustments	( G ) + ( H )	(0.06)	(0.05)	(0.14)	(0.18)
Non-GAAP diluted net income per share attributable to Trimble Inc.		$0.39	$0.33	$1.09	$0.88

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

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the third quarter and the first three quarters of fiscal years 2017 and 2016, stock-based compensation was allocated as follows:

	Third Quarter of		First Three Quarters of
(Dollars in millions)	2017	2016	2017	2016
Cost of sales	$1.1	$0.9	$2.8	$2.8
Research and development	2.7	2.2	7.7	6.9
Sales and Marketing	2.4	2.1	7.0	6.3
General and administrative	9.9	8.1	27.5	24.0
	$16.1	$13.3	$45.0	$40.0

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

E.
Acquisition / divestiture items. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, integration, and other required closing costs, as well as adjustments to the fair value of earn-out liabilities. Included in our GAAP presentation of non-operating income (expense), net, acquisition/divestiture items includes unusual acquisition, investment, and/or divestiture gains/losses. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

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

Non-GAAP Operating Income
Non-GAAP operating income increased by $12.8 million or 12% and $55.7 million or 19% for the third quarter and the first three quarters of fiscal 2017, respectively, compared to the corresponding periods in fiscal 2016. Non-GAAP operating income as a percentage of total revenue was 18.4% and 18.2% for the third quarter and the first three quarters of fiscal 2017, respectively, compared to 19.0% and 16.8% for the corresponding periods in fiscal 2016.
Non-GAAP operating income and Non-GAAP operating income percentage for the third quarter and first three quarters of fiscal 2017 increased primarily attributable to revenue expansion across all segments and operating expense control.

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
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euro. Additionally, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro.
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the third quarter of fiscal 2017, revenue and operating income were positively impacted by foreign currency exchange rates by $6.6 million and $0.7 million, respectively. Currency translation added approximately 1% of revenue and 1% of operating income in the third quarter of fiscal 2017.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound and New Zealand and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the third quarter of fiscal 2017 and fiscal year end 2016 are summarized as follows (in millions):

	Third Quarter of Fiscal 2017		Fiscal Year End 2016
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(54.3)	$—	$(99.2)	$—
Sold	$217.3	$(2.6)	$86.1	$0.1

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On September 2, 2011, Recreational Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment Notwithstanding the Verdict, and on March 18, 2015, the court awarded us a portion of its incurred attorneys’ fees and costs, and entered judgment in our favor in the amount of $0.6 million.  The judgment also provides that the plaintiff take nothing on its claims.  On April 17, 2015, the plaintiff filed a Notice of Appeal to the Alaska Supreme Court. On March 24, 2017, the Alaska Supreme Court affirmed, in part, and reversed, in part, the trial court's decision.  The Alaska Supreme Court affirmed the trial court's determination that Plaintiff had not proven damages and was not entitled to recover any lost profits, but remanded the case to the trial court for an award of nominal damages to Plaintiff.  On April 17, 2017, Plaintiff filed a Motion for Rehearing with the Alaska Supreme Court. The Alaska Supreme Court has denied rehearing on the finding that Plaintiff had failed to prove damages, returning the case to the trial court to award nominal damages.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table provides information relating to our purchases of equity securities for the third quarter of fiscal 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1, 2017 – August 4, 2017	65,760	$35.76	65,760	$100,652,793	(1)
August 5, 2017 – September 1, 2017	1,895,194	37.39	1,895,194	$29,798,214
September 2, 2017 – September 29, 2017	281,958	$38.47	281,958	$18,951,847
Total	2,242,912		2,242,912

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
Robert G. Painter
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: November 7, 2017

EXHIBIT INDEX
.

3.1	Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (2)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 7, 2017. (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 7, 2017. (4)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 7, 2017. (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 7, 2017. (4)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 3.1 to the registrant’s Current Report on Form 8-K filed October 3, 2016.

(2)	Incorporated by reference to exhibit number 3.2 to the registrant’s Current Report on Form 8-K filed October 3, 2016.

(3)	Incorporated by reference to exhibit number 4.1 to the Company’s Current Report on Form 8-K, filed October 3, 2016.

(4)	Furnished or filed herewith.