Form 10-K
period 2017-12-29
TRIMBLE INC.
filed 2018-02-27
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2017
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

As of June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9.0 billion based on the closing price as reported on the NASDAQ Global Select Market. Shares of common stock held by each officer and director of the registrant have been excluded in that such person may be deemed to be an affiliate. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2018
Common stock, $0.001 par value	248,266,451 shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of Trimble Inc. Proxy Statement relating to the annual meeting of stockholders to be held on May 1, 2018 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:

•	the portion of our revenue coming from sales to customers located in countries outside of the U.S.;

•	seasonal fluctuations in our construction equipment revenues, agricultural equipment revenues, global macroeconomic conditions, and expectations that we may experience less seasonality in the future;

•	our plans to continue to invest in research and development to actively develop and introduce new products and to deliver targeted solutions to the markets we serve;

•	a continued shift in revenue towards a more significant mix of software, recurring revenue, and services;

•	our belief that increases in recurring revenue from our software and solutions will provide us with enhanced business visibility over time;

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
2017 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Trimble Inc., a Delaware corporation, is a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Our comprehensive work process solutions are used across a range of industries including agriculture, architecture, civil engineering, survey and land administration, construction, geospatial, government, natural resources, transportation, and utilities. Representative Trimble customers include engineering and construction firms, contractors, surveying companies, farmers and agricultural companies, transportation and logistics companies, energy, utility companies, and state, federal and municipal governments.
We transform the way the world works by delivering products and services that connect the physical and digital worlds. Core technologies used in positioning, modeling, connectivity and data analytics enable customers to improve productivity, quality, safety, and sustainability. Our products are sold based on return on investment and provide benefits such as lower operational costs, higher productivity, improved quality, enhanced safety and regulatory compliance, and reduced environmental impact. Representative products include equipment that automates and enables increased precision within large industrial equipment such as tractors and bulldozers; integrated systems that track fleets of vehicles and workers and provide real-time information and analytics to the back-office; data collection systems that enable the management of large amounts of geo-referenced information; software solutions that connect all aspects of a construction site or a farm; and building information modeling ("BIM") software that is used throughout the design, build, and operation of buildings.
Many of our products integrate real-time positioning or location technologies with wireless communications and software or information technologies. Information about location or position is transmitted via a wireless link to a domain-specific software application which enhances the productivity of the worker, asset, or work process. Position is provided through a number of technologies including the Global Positioning System ("GPS"), other Global Navigation Satellite Systems ("GNSS") and their augmentation systems, and systems that use laser, optical, inertial or other technologies to establish real-time position. Integration of wireless communications in our solutions facilitates real-time data flow, communication and situational awareness within sites and between work sites or vehicles and offices.
Software is a key element of most of our solutions and accounts for a steadily increasing portion of our business. Our software products and services range from embedded real-time firmware to application software that integrates field data with large scale enterprise back-office applications. Many of our software solutions are built on configurable and enterprise grade scalable platforms that can be tailored to the workflows that our customers follow to implement their customized business processes. Our software capabilities include extensive 3-D modeling, analysis and design solutions, civil engineering alignment selection solutions, design and data preparation software, BIM software, cloud-based collaboration solutions, applications for advanced surveying and geospatial data collection and analysis, as well as a large suite of domain-specific software applications used across a host of industries including agriculture, construction, utilities, and transportation. Our software is sold as a perpetual license or as a subscription, and can be delivered for on-premise installation or in a hosted environment as Software as a Service ("SaaS"). Our software products allow our customers to optimize their work processes for targeted outcomes, improve their productivity, gain insight into their projects and operations, to enhance their decision making and to gain maximum benefit from a broad range of other Trimble products and systems.
Our global operations include major development, manufacturing, or logistics operations in the United States, Sweden, Finland, Germany, New Zealand, Canada, the United Kingdom, the Netherlands, China, and India. Products are sold in more than 100 countries, through dealers, representatives, joint ventures and other channels throughout the world, as well as direct sales to end-users. Sales are supported by our own offices located in over 40 countries around the world.
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

Business Strategy
Our growth strategy is centered on multiple elements:

•
Focus on attractive markets with significant growth and profitability potential - We focus on large markets historically underserved by technology that offer significant potential for long-term revenue growth, profitability and market leadership. Our core industries such as construction, agriculture, and transportation are each multi-trillion dollar global industries which operate in demanding environments with technology adoption in the early phases relative to other industries. With the emergence of mobile computing capabilities, the increasing technological know-how of end users and compelling return on investment, we believe many of our markets are attractive for substituting Trimble’s technology and solutions in place of traditional operating methods.

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

•
Increasing focus on software and services - Software and services targeted for the needs of vertical end markets are increasingly important elements of our solutions and are core to our growth strategy. Trimble generally has an open application programming interface philosophy and open vendor environment which leads to increased adoption of our software and analytics offerings. We believe that increased recurring revenue from these solutions will provide us with enhanced business visibility over time. Professional services constitute an additional growth channel that helps our customers integrate and optimize the use of our offerings in their environment.

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 40 countries and distribution channels in over 100 countries. In 2017, over 50% of our sales were to customers located in countries outside of the U.S.

•
Optimized go to market strategies to best access our markets - We utilize vertically focused go-to-market strategies that leverage domain expertise to best serve the needs of individual markets domestically and abroad. These go-to-market capabilities include independent dealers, joint ventures, original equipment manufacturers ("OEM") sales, and distribution alliances with key partners, such as CNH Global, Caterpillar and Nikon, as well as direct sales to end-users, that provide us with broad market reach and localization capabilities to effectively serve our markets.

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

Business Segments and Markets
Our segments are distinguished by the markets they serve. Each segment consists of businesses which are responsible for product development, marketing, sales, strategy, and financial performance. In March 2017, we effected a change in the reporting of our segment financial results to better reflect our customer base and end markets. Beginning with the first quarter of fiscal 2017, we began reporting our financial performance, including revenues and operating income, based on four new reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation. Comparative period financial information by reportable segment has been recast to conform with the current presentation. For further financial information about our segments, see Note 6 to the consolidated financial statements.
Buildings and Infrastructure
The Buildings and Infrastructure segment primarily serves architects, engineers, contractors, owners, and operators. Within this segment, our most substantial product portfolios are focused on civil engineering and construction and building construction.
Civil Engineering and Construction. Before dirt is ever moved in civil construction, feasibility, design, and scheduling are critical steps to site construction. Trimble provides the industry with a continuum of field solutions, software solutions, and services at every stage of the project - from planning and design, to construction, operation and maintenance. Our civil construction solutions are used in civil infrastructure such as roads, railways, airports, land management, solar farms, marinas, and landfills. Our solutions are used across the entire project life cycle to improve productivity, reduce waste and re-work, and enable more informed decision making through enhanced situational awareness, data flow, and project collaboration. At the same time, our solutions can improve worker safety and reduce environmental impact. Our suite of integrated solutions and technologies in this area includes field and office software for optimized route selection and design, systems to automatically guide and control construction equipment such as excavators, bulldozers, wheel loaders, motor graders and paving equipment, systems to monitor, track and manage assets, equipment and workers, and software to facilitate the sharing and communication of data in real time. Together, these solutions are designed to transform how work is done within the heavy civil construction industry.
The Connected Site describes our civil construction market portfolio, which integrates data and information across the entire construction process and across mixed fleets. This includes data from site positioning and machine control systems, construction asset management equipment and services, and various software applications. Utilizing wireless and internet-based site communications infrastructure, our Connected Site solutions include the ability to track and control equipment, perform remote machine diagnostics, and reduce re-work. By leveraging the Connected Site technology, contractors gain greater insight into their operations, helping them to lower costs and improve productivity, worker safety, and asset utilization.
To bolster the software solutions we provide to the Connected Site, we formed a joint venture with Caterpillar in October of 2008, called VirtualSite Solutions ("VSS"). VSS develops software for fleet management and connected worksite solutions, including subscription-based software as a service solutions. VSS solutions are part of the Connected Site portfolio, and are sold through a world-wide independent dealer channel under the name of SITECH. A separate joint venture with Caterpillar, Caterpillar-Trimble Control Technologies ("CTCT") was formed in 2002 to develop the next generation of advanced electronic guidance and control products for earthmoving machines. The joint venture develops machine control and guidance products that use site design information combined with accurate positioning technology to automatically control dozer blades and other machine tools. Caterpillar generally offers joint venture products as a factory-installed option, while Trimble focuses on the aftermarket with products for mixed fleets of earthmoving machines from Caterpillar and other equipment manufacturers to allow improved management of construction sites and projects. Effective in January 2014, Caterpillar and Trimble amended the joint ventures and related agreements between the parties to expand the range of productivity applications and services the companies will provide, and to support development of comprehensive unified fleet solutions for the construction industry.
During 2017, we announced a number of developments, including the launch of Trimble Earthworks. The Trimble Earthworks platform includes the industry’s first integrated 3D aftermarket excavator automatics capability, as well as a new bulldozer configuration that moves the receivers from the blade to the roof of the cab. The Earthworks grade control application is built on the Android operating system, and runs on a new touch-screen display. We also announced new collaborations with multiple OEMs intended to improve the interoperability of technologies and data for civil engineering and construction projects.
Building Construction. The Trimble Buildings portfolio of solutions for the commercial and industrial building industry spans the entire lifecycle of a building and is used by architects, designers, general contractors, sub-contractors, engineers, and facility owners or lessees. These solutions serve to improve productivity and to enhance data sharing and collaboration across different teams and stakeholders to help keep projects within cost, time, and quality targets. The suite of technologies and solutions we provide to the building industry includes software for 3D conceptual design and modeling, BIM software which is used in design, construction, and maintenance, advanced integrated site layout and measurement systems, cost estimating, scheduling, and project controls solutions for contractors, applications for sub-contractors and trades such as steel, concrete and mechanical, electrical and plumbing, and an integrated workplace management services ("IWMS") software suite for real estate management, project coordination, capital program planning and management, and facility management for building owners and program managers. In addition, Trimble’s Connect collaboration platform streamlines customer workflows and enables interoperability between Trimble’s and other providers' solutions. Our joint venture with Hilti, a leading global provider of solutions to the building trades, develops products which integrate Trimble’s positioning and asset management technologies with Hilti’s tools capabilities to create smarter tools and smarter construction sites. Together, these solutions for the building industry serve to automate, streamline, and transform work processes across the building construction industry. Our solutions provide customer benefits such as reduced costs, reduced waste and re-work, increased worker safety and efficiencies, faster project completion times, improved information flow, better decision making, and enhanced quality control.
During 2017, we announced advances in several of our software packages and solutions, including new versions of our software for structural engineering, fabrication, and construction teams.
We sell and distribute our products in the Building and Infrastructure segment primarily through global networks of independent dealers with expertise and customer relationships in the respective markets, including the network of SITECH Technology Dealers, which serves the civil construction industry. BuildingPoint is an initiative to form a global network of specialized distribution partners to serve the needs of the building construction industry by supporting customers in the adoption of the Trimble Buildings portfolios.
Competitors in this segment are typically companies that provide optical, laser or GNSS positioning products as well as companies that produce software specific to the construction process. Our principal competitors are Topcon Corporation, Hexagon AB, and Autodesk. We compete principally on the basis of innovation, differentiated products, service, quality, and geographic reach.
Geospatial
The Geospatial segment primarily serves customers working in surveying, engineering, and government. Within this segment our most substantial product portfolios are focused on surveying and geospatial, and geographic information systems ("GIS").
Surveying and Geospatial. Through our Surveying and Geospatial product portfolio, professional surveyors and engineers provide services to the construction, engineering, mining, oil and gas, energy and utilities, government, and land management sectors. Our survey and geospatial solutions replace less productive conventional methods of surveying, mapping, 2D or 3D modeling, measurement, reporting, and analysis. Our suite of solutions include field based data collection systems and field software, real time communications systems and back-office software for data processing, modeling, reporting, and analysis. Our field based technologies are used in handheld, land mobile and airborne applications and incorporate technologies such as mobile application software, high precision GNSS, robotic measurement systems, inertial positioning, 3D laser scanning, digital imaging, optical or laser measurement, and unmanned aerial vehicles. We maintain a joint venture with Nikon which focuses on the design and manufacture in Japan of surveying instruments including mechanical total stations and related products. Our office based products include software for planning, data processing and editing, quality control, 3D modeling, intelligent data analysis and feature extraction, deformation monitoring, project reporting, and data export. Our customers in this area gain benefits from the use of our products including significantly improved productivity in both field and office activities, improved safety through non-contact measurement and detection of potentially dangerous ground or structure movement, and improved data flow which enables better decision making.
Geographic Information Systems. Our GIS product line collects authoritative field data and integrates that data into GIS databases. Our handheld data collection systems allow users to quickly log positions and descriptive information about their assets, ensure the integrity and accuracy of GIS information, and ultimately enable better decision-making. Through a combination of wireless technologies and software solutions, fieldwork results are seamlessly delivered to the back-office GIS, and mobile workers can also access GIS information remotely. This capability provides significant advantages to users, including improved productivity, accuracy, and access to information in the field.
During 2017, we announced the release of the Trimble C5 and C3, the next generation of mechanical total stations, to support land survey professionals, and the release of the Trimble T10 tablet, a rugged high performance data processing platform suitable for a variety of survey and GIS applications. We also announced the availability of the Trimble Catalyst software-defined GNSS receiver through Trimble’s global distribution network. Along with these additions to our product portfolio, we announced enhancements to our industry leading portfolio of geospatial office software with a new version of Trimble Business Center and the introduction of Trimble Clarity, a new cloud-based application that enables geospatial professionals to easily visualize and share three-dimensional point cloud data with clients.
We sell and distribute our products in the Geospatial segment through a global network of independent dealers and business partners, supported by Trimble personnel. Competitors in this segment are typically survey instrument companies utilizing GNSS technology such as Topcon Corporation and Hexagon AB. We compete principally on the basis of robust performance, ease of use, price, interoperability, and interconnectedness.
Resources and Utilities
The Resources and Utilities segment primarily serves customers working in agriculture, forestry, and utilities. Within this segment, our most substantial product portfolio addresses the agriculture market.
Our precision agriculture products and services consist of guidance and positioning systems, automated and variable-rate application and technology systems, and information management solutions that enable farmers and their partners to improve crop performance, profitability, and environmental quality. Trimble precision agriculture solutions can assist farmers throughout every step of their farming process, beginning with land preparation and continuing through the planting, nutrient and pest management, and harvesting phases of a crop cycle. We provide manual and automated navigation guidance for tractors and other farm equipment used in spraying, planting, cultivating, and harvesting applications. The benefits to the farmer include faster machine operation, higher yields, and lower consumption of fuel and chemicals than conventional equipment. In addition, we provide solutions to automate application of pesticide and seeding. Our water solutions help farmers minimize their water costs and distribute water more efficiently, and include applications for leveling agricultural fields for irrigation, aligning drainage systems to better manage water flow in fields, and controlling water application in linear and pivot irrigation systems.
During 2017, we acquired privately-held Müller-Elektronik ("Müller"), a German company specializing in implement control and precision farming solutions. Müller is known for developing, producing, and selling Electronic Control Units ("ECUs") and embedded software that provides vehicle and implement control for tractors, combine harvesters, field sprayers, drill machines, seeders, spreaders, and slurry tankers to improve the management of inputs such as seed, fertilizer and pesticides. Müller was a key contributor in the development of the ISOBUS communication protocol, which allows one terminal to control several implements and machines, regardless of manufacturer. ISOBUS standardizes control settings, reduces downtime and minimizes installation and interface challenges, and simplifies data exchange and machine control. The implement control solutions developed by Müller have now become widely adopted by leading agriculture OEMs and aftermarket channels.

Solutions which use data to enhance farm productivity are an increasing focus in our agriculture business. In 2017, we continued the development and integration of a number of Trimble Agriculture's software programs and platforms into a single Trimble Ag Software solution. This integrated solution is designed to not only help farmers seeking solutions to integrate all of the information on the farm, but also to enable advisors, suppliers, and purchasers to share information to improve efficiencies. Trimble Ag Software enables a chain of custody where the farm can pass critical food safety and sustainability information to processors, distributors, and ultimately to consumers who seek transparency. Trimble Ag Software enables farmers to make more informed decisions leading to higher yields, better quality crops, increased profitability, and reduced environmental impact.
For many of Trimble's end market applications and customer needs, the positional accuracy that can be derived from GNSS satellite signals alone is insufficient. In these applications, higher levels of positional accuracy are required. For these situations, Trimble provides an augmentation service that improves the positional accuracy that is available to the customer, thereby enabling higher levels of precision and automation in work processes that are conducted in the field. This service is provided by Trimble Positioning Services ("Positioning Services") and is available in a variety of formats and accuracy levels, depending on the relevant application's specific needs. Positioning Services serves customers in a variety of end markets, including agriculture, construction, geospatial, and other markets, with a majority of its customers being in agriculture.
During 2017, we acquired several forestry businesses including Savcor Oy, a global supplier of forestry solutions for performance optimization and enterprise management, Silvadata, a provider of cloud-based data, collaboration and workflow automation services to small- and medium-sized forestry companies, and BOS Forestry, a provider of collaboration, harvesting, production and lumber sale solutions. The acquisitions of these forestry businesses will expand our technology offerings to the forestry industry. With the completion of these acquisitions, Trimble's forestry portfolio offers land, forest, and fiber management solutions that improve the productivity and operations for some of the world's most recognized integrated forest product companies, forest land owners, timberland investment entities, conservation groups, and state and federal departments. Our forestry solutions manage the full raw materials lifecycle of planning, planting, growing, harvesting, transporting, and processing.
Also during 2017, we acquired privately-held Network Mapping Group Limited ("NM Group"), expanding Trimble's energy solutions portfolio to include high-value data modeling and 3D visualization services for the utilities industry. NM Group is a leading data capture, modeling, engineering and analytical services, and 3D visualization solutions provider for electricity network operators. NM Group combines multiple remote sensing techniques with unique data analysis capabilities to create a variety of information products such as 3D asset models, engineering assessments, and vegetation risk analysis. These products are used by utility customers to improve and optimize their asset management decision making, operational efficiency, and compliance.
We use multiple distribution approaches to access the agricultural market, including independent dealers and direct selling to enterprise accounts. A significant portion of our sales are through CNH Global and affiliated dealer networks. During 2017, we expanded our Vantage global distribution channel. Vantage distributors provide a premier level of technical expertise, customer service and support capabilities, and operate with a strategy that fosters technology interoperability in mixed fleets used on a farm. Vantage partners are committed to providing reliable, responsive, and dedicated in-field service and support as well as creating a hassle free experience for the grower and their advisors when implementing advanced technology solutions. They also provide training so farmers and advisors have a better understanding of how to use the technology in a way that best meets their farming needs. We currently have Vantage partners in over 14 countries across 5 continents. Our forestry and utilities portfolios use a mix of direct sales and indirect distribution.
Competitors in the agricultural market are vertically integrated farm equipment and implement companies, such as John Deere and agricultural instrumentation companies, such as Raven and AGCO. As we expand our business in agronomic services and data oriented applications, we expect to increasingly compete with major input suppliers, such as Monsanto. We compete principally on the basis of robust performance, ease of use, customer support, price, interoperability, interconnectedness, and the completeness of our solutions.
Transportation
The Transportation segment primarily serves customers working in transportation, including transportation and logistics, automotive, rail, and field service management. Within this segment, our most substantial product portfolio addresses the transportation and logistics market.
In the transportation and logistics market, we offer a suite of solutions marketed under the Trimble, PeopleNet, GEOTrac, TMW, and ALK Technologies brands. Together, this range of products provides a comprehensive fleet and transportation management, analytics, routing, mapping, reporting, and predictive modeling solution to enable the transportation and logistics industry to achieve greater overall operational efficiency, fleet performance, and profitability while ensuring regulatory compliance. Our fleet productivity and enterprise software offerings are comprised primarily of the PeopleNet, TMW, Vusion, PC*Miler, CoPilot, and FleetWorks mobile platforms. Our enterprise strategy focuses on sales to large enterprise accounts. In addition to Trimble-hosted solutions, we also integrate our applications and services directly into the customer’s IT infrastructure.

The PeopleNet mobile communications system includes solutions encompassing route management, safety and compliance, end-to-end vehicle management, and supply chain communications. GEOTrac’s telematics systems provide end-to-end solutions for oil and gas road mapping, vehicle monitoring, geofencing, messaging and alerting, driver productivity, distress notification, lone worker monitoring, reporting, and maintenance monitoring. The CarCube/FleetWorks solution is tailored for transportation and logistics companies in Europe and Australia. TMW's transportation software platform serves as a central hub from which the core operations of transportation organizations are managed, data is stored and analyzed, and mission critical business processes are automated. Our software platform automates business processes spanning the entire surface transportation lifecycle, order-to-cash, delivering visibility, control, and decision support for the intricate relationships and complex processes involved in the movement of freight. ALK's PC*Miler, CoPilot, and ALK Maps products provide a truck routing, mileage and mapping solution and a voice guided turn-by-turn navigation solution.
In 2017, we acquired privately-held Innovative Software Engineering ("ISE"), an engineering and systems integration firm that delivers innovative, end-to-end Internet of Things ("IoT") and telematics solutions, enterprise mobility applications, and tailored software solutions. The acquisition expands Trimble's fleet safety and compliance solutions and allows Trimble to offer electronic logs as a service. The addition of ISE allows Trimble to combine research and development efforts to provide customers with a robust and compliant ELD solution. ISE provides its electronic logs as a service to a variety of businesses that provide a logging solution to a broad range of customers, including those in oil and gas transportation, agriculture and construction, as well as private and for-hire fleets. Trimble's Construction Logistics and Field Service Management businesses currently provide electronic logging solutions as a service through ISE's eFleetSuite, a commercial-grade telematics platform that manages hours of service and vehicle maintenance compliance.
In 2017, we acquired privately-held 10-4 Systems ("10-4"), a provider of advanced, multimodal shipment visibility solutions and related technologies. 10-4 solutions offer real-time shipment visibility, regardless of provider or mode, to shippers, third-party logistics providers, and carriers of all sizes. The acquisition expands Trimble's portfolio of Transportation Management Systems to include an established cloud-based solution for small carriers as well as a shipper Request for Proposal platform.
In 2017, we also acquired privately-held Beena Vision Systems Inc.("Beena Vision"), a manufacturer of vision-based automatic wayside inspection systems for the railroad industry. Beena Vision provides vision-based wayside detectors for the rolling stock maintenance market. Its non-contact measurement technology enables highly detailed condition assessment of train components, ranging from wheel surface condition to full train inspection, on trains operating in service and at high speeds. Beena Vision's wayside systems, coupled with software applications and image analysis technology, enable train operating companies to manage fleet maintenance and operation through automatic measurements and inspections. Real-time alarms, alerts, and reports enable significant reductions in maintenance costs and increase fleet availability for revenue generation.
The Transportation segment generally sells directly to end-users. Sales cycles tend to be long, often involving field trials followed by an extensive decision-making process. Key competitors in this segment include Omnitracs, Teletrac, and McLeod, among others. We compete principally on the basis of interoperability, customer support and service, price, innovative product offerings, quality, and provision of a complete solution.
Patents, Licenses and Intellectual Property
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We hold over 1,200 unique issued and enforceable patents, the majority of which cover GNSS based technologies and other applications such as optical and laser technology. We generally prefer to own the intellectual property used in our products, either directly or through subsidiaries. From time to time we license technology from third parties. We are not dependent on any one patent and license. We also own numerous trademarks and service marks that contribute to the identity and recognition of Trimble and its products and services globally.

Competition
Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Within our markets, we encounter direct competition from other GNSS, software, optical, and laser suppliers such as Hexagon and Topcon, and competition may intensify from various larger U.S. and non-U.S. competitors. Our hardware products are increasingly subject to competition from existing and new entrants from emerging markets such as China, which compete aggressively on price at the lower-priced end of the market. Our integrated hardware and software products may also be subject to increasing competition from mass market devices such as smartphones and tablets combined with relatively inexpensive applications, which have not been heavily used for commercial applications in the past.
Many of our products and solutions are focused on specific industries. In each of these industries, we face competition from companies providing point solutions or more traditional, less technology intensive products and services, and these companies often have greater financial resources and more established and recognized brands in those industries. Competing in vertical markets with more established industry participants requires that we successfully establish a market position and market new and sometimes unfamiliar technology and automated solutions to customers that have not previously used such products. We also increasingly offer enterprise level solutions designed to meet the specific needs of our target industries. In doing so, we face competition from larger and more well established providers of enterprise software and services with whom we have not previously competed. See also "Risk Factors - We face substantial competition in our markets which could decrease our revenue and growth rates or impair our operating results and financial condition."
Sales and Marketing
We tailor our go-to-market strategies to the needs of our products and regional markets around the world. In addition to direct sales, many of our products are sold worldwide primarily through indirect channels, including distributors, dealers, and authorized representatives. Occasionally we grant exclusive rights to market certain products, or within specific countries. These channels are supported by our regional sales offices throughout the world. We also utilize distribution alliances, OEM relationships, and joint ventures with other companies as a means to serve selected markets, as well as direct sales to end-users.
During fiscal 2017, sales to customers in the United States represented 48%, Europe represented 26%, Asia Pacific represented 14%, and other regions represented 12% of our total revenue.
Seasonality of Business
Construction equipment revenues, within our Buildings and Infrastructure segment, historically have been higher in early spring. Our agricultural equipment revenues, within our Resources and Utilities segment, have historically been the highest in the first quarter, followed by the second quarter, reflecting buying in anticipation of the spring planting season in the Northern hemisphere. However, overall as a company, as a result of diversification of our business across segments and the increased impact of subscription revenues, we may experience less seasonality in the future. Changes in global macroeconomic conditions could also impact the level of seasonality we experience.

Manufacturing
We outsource the manufacturing of many of our hardware products to our key contract manufacturing partners that include Flex Ltd., Benchmark Electronics Inc., and Jabil. Our contract manufacturing partners are responsible for significant material procurement, assembly, and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our current contract with Flex Ltd. continues in effect until either party gives the other ninety days written notice. We also utilize original design manufacturers for some of our products.

We manufacture our laser and optics-based products, as well as some of our GPS products, at our plants in Dayton, Ohio; Danderyd, Sweden, and Shanghai, China. Some of these products or portions of these products are also subcontracted to third parties for assembly.
Our design, manufacturing, and distribution sites in Dayton, Ohio; Sunnyvale, California; Danderyd, Sweden; Eersel, Netherlands; Auckland, New Zealand, and Shanghai, China are registered to ISO9001:2015, covering the design, production, distribution, and servicing of all our products.

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
Employees
At the end of fiscal 2017, we employed 9,523 employees, with approximately 57% of employees in locations outside the United States.
Some employees in Sweden and Finland are represented by unions. Some employees in Germany and France are represented by works councils. We also employ temporary and contract personnel that are not included in the above headcount numbers. We have not experienced work stoppages or similar labor actions.
Available Information
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge on the Company’s web site through investor.trimble.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Financial news and reports and related information about our Company as well as GAAP to non-GAAP reconciliations can also be found on this web site. Information contained on our web site is not part of this annual report on Form 10-K.
In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:
Trimble Inc.
935 Stewart Drive, Sunnyvale, CA 94085
Attention: Investor Relations Telephone: 408-481-8000
Executive Officers
The names, ages and positions of the Company’s executive officers as of February 22, 2018 are as follows:

Name	Age	Position
Steven W. Berglund	66	President and Chief Executive Officer
Robert G. Painter	46	Chief Financial Officer
Bryn A. Fosburgh	55	Senior Vice President
Christopher W. Gibson	56	Senior Vice President
James A. Kirkland	58	Senior Vice President, General Counsel and Secretary
Darryl R. Matthews	50	Senior Vice President
Sachin J. Sankpal	50	Senior Vice President
Julie A. Shepard	60	Chief Accounting Officer
Steven W. Berglund—Steven Berglund has served as president and chief executive officer of Trimble since March 1999. Prior to joining Trimble, Mr. Berglund was president of Spectra Precision, a group within Spectra Physics AB. Mr. Berglund’s business experience includes a variety of senior leadership positions with Spectra Physics, and manufacturing and planning roles at Varian Associates. He began his career as a process engineer at Eastman Kodak. He attended the University of Oslo and the University of Minnesota where he received a B.S. in chemical engineering. Mr. Berglund received his M.B.A. from the University of Rochester. Mr. Berglund is a member of the board of directors of the Silicon Valley Leadership Group and is also a member of the board, as well as the construction sector board, of the Association of Equipment Manufacturers. In December 2013, Mr. Berglund was appointed to the board of directors and compensation committee of Belden Inc., a global provider of end-to-end signal transmission solutions.

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
Bryn A. Fosburgh—Bryn Fosburgh is senior vice president responsible for the Caterpillar, Hilti, and Nikon Joint Ventures, U.S. Federal government strategy and accounts, OEM construction machine business, and professional services groups. From 2014 to 2016, he served as senior vice president for Trimble's Geospatial, Civil Engineering and Construction, and Building businesses, and the Caterpillar and Hilti-related joint ventures. From 2010 to 2014, Mr. Fosburgh was responsible for our Buildings and Heavy Civil construction businesses along with our Caterpillar and Hilti joint ventures. From 2009 to 2010, Mr. Fosburgh served as vice president for Trimble's Construction Division, Transportation and Logistics, Fields Service Management and a number of corporate functions and geographical regions. From 2007 to 2009, Mr. Fosburgh was vice president for Trimble's Construction and Agriculture Divisions, and from 2005 to 2007, Mr. Fosburgh served as vice president and general manager of Trimble's Engineering and Construction Division. Mr. Fosburgh joined Trimble in 1994 and has held numerous roles, including vice president and general manager for Trimble's geomatics and engineering division, and division vice president of survey and infrastructure. Prior to Trimble, Mr. Fosburgh was a civil engineer and also held various positions for the U.S. Army Corps of Engineers and Defense Mapping Agency. Mr. Fosburgh received a B.S. in geology from the University of Wisconsin in Green Bay in 1985 and an M.S. from the school of civil engineering at Purdue University in 1989.
Christopher W. Gibson—Christopher Gibson currently serves as senior vice president responsible for Trimble’s channel development and regional development in Latin & South America, Russia, India, China and Africa. Mr. Gibson also oversees emerging markets, key accounts and major project capabilities across the company, and is responsible for the company’s corporate marketing functions. From 2012 to 2015, Mr. Gibson served as vice president for Trimble's Survey, Geospatial, GIS, Infrastructure, Rail, Land Administration and Environmental Solutions businesses. Mr. Gibson joined Trimble in 1998 as European finance and operations director. In 2009, he was appointed to serve as vice president responsible for Trimble's Survey Division, and in December 2010, those responsibilities were expanded to include oversight of geographic regions and divisions, including Building Construction, Construction Tools, and the Hilti joint venture. From 2008 to 2009, Mr. Gibson served as the general manager for the Survey Division, and from 2005 to 2008, he was general manager for the Global Services Division. Prior to Trimble, Mr. Gibson's business experience includes a number of financial management roles with Tandem Computers, and financial analyst roles with Unilever subsidiaries. Mr. Gibson received a BA in Business Studies in 1985 from Thames Polytechnic, now the University of Greenwich, and was admitted as a Fellow to the Chartered Institute of Management Accountants in 1994.
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
Darryl R. Matthews—Darryl Matthews currently serves as senior vice president and sector head responsible for Trimble’s Agriculture, Forestry, Positioning Services, Global Services, and HarvestMark Divisions. From 2010 to 2015, Mr. Matthews served as president and general manager of the NAFTA Region for Nufarm Americas, Inc., a subsidiary of Nufarm Limited, a publicly-traded multinational agricultural chemical company. From 2008 to 2010, Mr. Matthews served as general manager of Nufarm Agriculture Inc., the Canadian subsidiary of Nufarm Limited. Mr. Matthews began his career at Dow AgroSciences in Canada where he held management roles in sales and marketing. From 2010 to 2015, he served on the Board of Directors for CropLife America. He received an Honors B.Sc. in Agriculture majoring in Horticultural Science and Business from the University of Guelph in Ontario, Canada in 1994.
Sachin J. Sankpal—Sachin Sankpal currently serves as senior vice president responsible for Rail, Utilities, Field Services Management, Applanix and Embedded Devices businesses. From 2012 to 2015, Mr. Sankpal held various general management positions within Honeywell, including president of Honeywell International’s Global Safety Products Division in Paris, France, vice president and general manager of Honeywell’s Safety Products Division for Europe, Middle East, Africa and India. From 2010 to 2012, he served as vice president of Global Strategic Marketing for Honeywell’s Life Safety Division. From 2003 to 2010, he held various business and operational roles at Avaya, Inc., including director of Strategy and Product Management, chief operating officer of Avaya-Japan, Ltd., operations leader in India, and director of Global Restructuring. From 2001 to 2003, he served as a director of Strategy and Finance for Trimble’s Engineering & Construction Division. From 1994 to 1999, Mr. Sankpal was a consultant for Navigant Consulting based in Boston, Mass. He began his career at Langan Engineering & Environmental Services as a staff engineer. He holds a BS in Civil Engineering from Rutgers University, an MS in Civil Engineering from the University of Maryland and an MBA from Dartmouth College.
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

•	changes in market demand,

•	competitive market conditions,

•	the timing of recognizing revenues

•	fluctuations in foreign currency exchange rates,

•	the cost and availability of components,

•	the mix of our customer base and sales channels,

•	the mix of products sold,

•	pricing of products,

•	changes in U.S. or foreign policies on taxes, trade, or spending, including the newly enacted 2017 Tax Cuts and Jobs Act (the "Tax Act"),

•	other risks, including those described below.
Seasonal variations in demand for our products may also affect our quarterly results. Construction equipment revenues have historically been the highest in early spring. Our agricultural equipment revenues have historically been the highest in the first quarter, followed by the second quarter, reflecting buying in anticipation of the spring planting season in the Northern hemisphere. If we do not accurately forecast seasonal demand we may be left with unsold inventory or have a shortage of inventory, which could negatively impact our financial results.
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
The volatility of our stock price could adversely affect an investment in our common stock
The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2017, our stock price ranged from $28.61 to $43.97. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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
We operate globally and are subject to significant risks in many jurisdictions.
Global or regional conditions may harm our financial results. We have operations in many countries and a significant portion of our revenue is derived from countries outside of the United States. As a result, our operations and our financial results, including our ability to design, develop, or sell products, may be adversely affected by a number of factors outside of our control, including:

•	global and local economic conditions;

•	the demand and cost of commodities, such as corn and oil

•	the strength of the agricultural, engineering and construction markets;

•
inefficient infrastructure and other disruptions, such as supply chain interruptions and large-scale outages or unreliable provision of services from utilities, transportation, data hosting, or telecommunications providers;

•	government restrictions on our operations in any country, or restrictions on our ability to repatriate earnings from a particular country;

•	differing employment practices and labor issues;

•	formal or informal imposition of new or revised export and/or import and doing-business regulations, including trade sanctions and tariffs, which could be changed without notice;

•	ineffective legal protection of our IP rights in certain countries;

•	local business and cultural factors that differ from our normal standards and practices; and

•
increased uncertainty regarding social, political, immigration and trade policies in the U.S. and abroad, such as recent U.S. legislation and policies and the United Kingdom's referendum to withdraw from the European Union ("Brexit").

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

We face risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, and laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, including the U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act, or other anti-corruption laws that have recently been the subject of a substantial increase in global enforcement. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions or conditions on the conduct of our business. Any such violations could include prohibitions or conditions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

A new European Union data protection law, the General Data Protection Regulation, which will become effective in May 2018, is wide-ranging in scope. In order to meet the new EU requirements, we will have to invest resources necessary to implement policy changes across our business units and services relating to how we collect and use personal data relating to customers, employees, and vendors. Failure to comply may lead to sizeable fines. In parallel, with the advent of the EU-U.S. Privacy Shield

(the new framework agreement between the U.S. Department of Commerce and the European Commission for transferring personal data from the European Union to the United States) and other national requirements, we expect that the international transfer of personal data will present ongoing compliance challenges and complicate our business transactions as we negotiate and implement suitable arrangements with international customers and international and domestic vendors. Countries outside the EU are considering or have passed legislation that requires local storage and processing of data, which could increase the cost and complexity of delivering our services.

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

We may be affected by fluctuations in currency exchange rates. We are potentially exposed to adverse as well as beneficial movements in currency exchange rates. Although most of our sales occur in U.S. dollars, expenses may be paid in local currencies. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened dollar could increase the cost of expenses such as payroll, utilities, tax, and marketing expenses, as well as overseas capital expenditures. We also conduct certain investing and financing activities in local currencies. Our hedging programs reduce, but do not eliminate, the impact of currency exchange rate movements; therefore, changes in exchange rates could harm our results of operations and financial condition.

Catastrophic events or geopolitical conditions could disrupt our operations. Acts of war, acts of terrorism or civil unrest, natural disasters and other catastrophic events, especially any events that impact our larger markets or GNSS signals or systems, could have a material adverse impact on our business, operating results, and financial condition. The threat of terrorism and war and heightened security and military activity in response to this threat, or any future acts of terrorism or hostilities, may involve a redeployment of the satellites used in GNSS or interruptions of the system. Civil unrest, local conflicts, or other political instability may adversely impact regional economies, cause work stoppages, or result in limitations on business transactions with the affected foreign jurisdictions. To the extent that such interruptions result in delays or the cancellation of orders, disruption of the manufacturing or shipment of our products, or reduced demand for our products it could have a material adverse effect on our business, results of operations, and financial condition.

Engaging in international business inherently involves a number of other difficulties and risks.
These risks include:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	difficulties and costs of staffing and managing foreign operations;

•	differing local customer product preferences and requirements than our U.S. markets; and

•	difficulties protecting or procuring intellectual property rights.
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

As a result of acquisitions, we have significant assets that include goodwill and other purchased intangibles. The testing of goodwill and intangibles for impairment under established accounting guidelines requires significant use of judgment and assumptions. Changes in business conditions or in the prospects or results of operations of the acquired business could require negative adjustments to the valuation of these assets resulting in write-offs which adversely affect our results. If we divest a business and the proceeds are less than the net book value at the time, we would be forced to write off the difference. In addition, changes in the operating results or stock price of companies in which we have investments may have a direct impact on our financial statements or could result in our having to write-down the value of such investment.

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

Our internal and customer-facing systems, and systems of third parties we rely upon, may be subject to disruption, delays or cybersecurity breaches
A cybersecurity incident in our own systems or the systems of our third party providers may compromise the confidentiality, integrity, or availability of our own internal data, the availability of our products and websites designed to support our customers, or our customer data. Computer hackers, foreign governments or cyber terrorists may attempt to or succeed in penetrating our network security and our website. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third party providers, or other misconduct. We have experienced security breaches in the past, and despite our efforts to maintain the security and integrity of our systems, it is virtually impossible to eliminate this risk. We have experienced security breaches in the past, and despite our efforts to maintain the security and integrity of our systems, it is virtually impossible to eliminate this risk. For example, in late 2015 and early 2016, we were the subject of an attack by hackers operating in China. This incident resulted in the theft of proprietary and confidential data related to our GPS technology but has not had a meaningful impact on our business. Because the techniques used by computer hackers who may attempt to penetrate and sabotage our network security or our website change frequently, they may take advantage of weaknesses in third party technology or standards of which we are unaware or that we do not control, and may not be recognized until after they have been launched against a target. We may be unable to anticipate or counter these techniques. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, vendors or business partners. A cybersecurity incident affecting our systems may also result in theft of our intellectual property, proprietary data or trade secrets, which would compromise our competitive position, reputation and operating results.

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

An increasing portion of our revenue comes from software as a service ("SaaS") solutions and other hosted services in which we store, retrieve, communicate and manage data which is critical to our customers’ business systems. Disruption of our systems which support these services and solutions could cause disruptions in our customers’ systems and in the businesses that rely on these systems. Any such disruptions could harm our reputation, create liabilities to our customers, hurt demand for our services and solutions, and negatively impact our revenues and profitability.

Our products are highly technical and may contain undetected errors, product defects, security vulnerabilities or software errors
Our products, including our software products, are highly technical and complex and, when deployed, may contain errors, defects or security vulnerabilities. We must develop our products quickly to keep pace with the rapidly changing market, and we have a history of frequently introducing new products. Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new models or versions are released. Such occurrences could result in damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, warranty claims, and litigation.

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

Over the last few years we have focused more on SaaS subscription models. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions. This subscription model provides our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, performance, current license terms, customer preference, social/community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. If we are unable to successfully account for, support and host our SaaS offerings in light of the foregoing risks and uncertainties, our results of operations could be negatively impacted.

Changes in our software and subscription businesses may negatively affect our operations and financial results
An increasing portion of our revenue is generated through software maintenance and subscription revenue. Our customers have no obligation to renew their agreements for our software maintenance or subscription services after the expiration of their initial contract period, which typically ranges from one to five years. Our customer acquisition and renewal rates may decline or fluctuate as a result of a number of factors, including overall economic conditions, the health of their businesses, competitive offerings and customer dissatisfaction with our services. If customers do not renew their contracts for our products, our maintenance and subscription revenue will decline and our financial results will suffer. Any reduction in the number of licenses that we sell, even if our customer acquisition rates do not change, will have a negative impact on our future maintenance revenue growth. Since its introduction, our software as a service delivery model has also contributed to subscription revenue. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.

We continually re-evaluate our software licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition. We may implement different licensing models which require the Company to recognize licensing fees over a longer period. Over the last few years, we have increasingly offered additional products through a SaaS model. SaaS revenues are currently recognized ratably over the subscription period. Any significant increase in the percentage of our business generated from such a subscription model could increase the amount of revenue to be recognized over time as opposed to upfront, which would delay revenue recognition and have a negative impact on our operating results in any quarterly period. Due to these complexities, we may not be able to accurately forecast our revenue, which could cause us to miss our earnings estimates or revenue projections and negatively impact our stock price.

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

We are dependent on new products and services and if we are unable to successfully introduce them into the market, or to effectively compete with new, disruptive product alternatives, our customer base may decline or fail to grow as anticipated
Our future revenue stream depends to a large degree on our ability to bring new products and services to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products and services, enhance existing products and achieve market acceptance of such products and services. We may encounter problems in the future in innovating and introducing new products and services. Our development stage products may not be successfully completed or, if developed, may not achieve significant customer acceptance. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve our goals as to the timing of introducing new technology products, or could encounter increased costs. The timely availability and cost effective production of these products in volume and their acceptance by customers are important to our future success. If we are unable to introduce new products and services, if other companies develop competing technology products and services, or if we do not develop compelling new products and services, our number of customers may not grow as anticipated, or may decline, which could harm our operating results. Many of our offerings are increasingly focused on software and SaaS subscription services. The software industry is characterized by rapidly changing customer preferences which require us to address multiple delivery platforms, new mobile devices and cloud computing. Life cycles of software products can be short and this can exacerbate the risks associated with developing new products. The introduction of third-party solutions embodying new, disruptive technologies and the emergence of new industry standards could make our existing and future software solutions and other products obsolete or non-competitive. If we are not able to develop software and other solutions that address the increasingly sophisticated needs of our customers, or if we are unable to adapt to new platforms, technologies or new industry standards that impact our markets, our ability to retain or increase market share and operating results could be materially adversely affected.

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

•
changes in tax laws or the interpretation of such tax laws, including the Tax Act and the Base Erosion and Profit Shifting (“BEPS”) project conducted by the Organization for Economic Co-operation and Development (“OECD”), and

•	changes in generally accepted accounting principles.

We are subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted the Tax Act. The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to provisional estimates we have recorded regarding the Tax Act impacts, including impacts from changes to foreign earnings estimates. The impact of the newly enacted Tax Act to our future effective tax rates is uncertain and could adversely affect our effective tax rates. The implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations and financial condition.

Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the BEPS reporting requirements recommended by the G8, G20 and the OECD. On October 5, 2015, the OECD issued a series of reports recommending changes to numerous long-standing tax principles. Many of these recommendations are being adopted by various countries in which we do business and may increase our taxes in these countries. The foreign countries where we do business may change tax laws, regulations, and interpretations on a prospective or retroactive basis and these potential changes could adversely affect our effective tax rates. As these and other tax laws and related regulations change, our financial results could be materially impacted.  Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

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

Our reported financial results may be adversely affected by changes in accounting principles applicable to us
Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and other bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued a comprehensive new revenue recognition standard ("ASC 606") that replaces the current revenue recognition guidance under U.S. GAAP, effective in fiscal 2018. The ASC 606 revenue recognition standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. This new standard is both technical and complex and we have incurred significant costs to implement and maintain compliance with this new standard. The new standard may impact the timing and amounts of revenue recognized. Similarly, a new lease standard ("ASC 842"), effective in fiscal 2019, replaces the current lease standard. Most prominent is the recognition of assets and liabilities by lessees for those leases classified as operating leases under the current lease standard. Adoption of the new revenue recognition standard, and lease standard, along with any other changes in accounting principles or interpretations could also have a significant effect on our reported financial results. Any difficulties in the implementation of new or changed accounting standards could cause us to fail to meet our financial reporting obligations. If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

Our debt could adversely affect our cash flow and prevent us from fulfilling our financial obligations
On November 24, 2014, we issued Senior Notes ("Notes") due December 1, 2024 in an aggregate principal amount of $400.0 million. The Notes accrue interest at a rate of 4.75% per annum, payable semi-annually in arrears on December 1 and June 1 of each year, beginning on June 1, 2015. When the Notes mature, we will have to expend significant resources to repay these Notes or seek to refinance them. If we decide to refinance the Notes, we may be required to do so on different or less favorable terms or we may be unable to refinance the Notes at all, both of which may adversely affect our financial condition.

On November 24, 2014, we entered into a new five-year credit agreement with a group of lenders (the "2014 Credit Facility"). The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and term loan facilities may be established in an amount of up to $500.0 million. We also have two $75.0 million revolving credit facilities which are uncommitted and may be called by the lenders with very little notice (the "Uncommitted Facilities"). At the end of fiscal 2017, our total debt was comprised primarily of Notes of $400.0 million, a revolving loan balance of $389.0 million under the 2014 Credit Facility and a revolving credit line balance of $128.0 million under the Uncommitted Facilities.

On February 2, 2018, we entered into a $300.0 million Revolving Credit Agreement (the “2018 Interim Credit Facility”), by and between the Company and The Bank of Nova Scotia in connection with the acquisition of e-Builder, Inc., a Florida corporation.

As of February 2, 2018, after giving effect to the borrowings made on the closing date, we had outstanding $300.0 million aggregate principal amount of revolving loans under this credit facility.
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

Some of our products rely on third party technologies including open source software, which could result in product incompatibilities or harm availability of our products and services
We license software, technologies and intellectual property underlying some of our software from third parties. The third party licenses we rely upon may not continue to be available to us on commercially reasonable terms, or at all, and the software and technologies may not be appropriately supported, maintained or enhanced by the licensors, resulting in development delays. Some software licenses are subject to annual renewals at the discretion of the licensors. In some cases, if we were to breach a provision of these license agreements, the licensor could terminate the agreement immediately. The loss of licenses to, or inability to support, maintain and enhance, any such third party software or technology could result in increased costs, or delays in software releases or updates, until such issues have been resolved. This could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

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

We are dependent on a specific manufacturer and assembler for many of our products and on other manufacturers, and specific suppliers of critical parts for our products
We are substantially dependent upon Flex Ltd. as our preferred manufacturing partner for many of our GNSS products. Under our agreement with Flex, we provide a twelve-month product forecast and place purchase orders with Flex at least thirty calendar days in advance of the scheduled delivery of products to our customers, depending on production lead time. Although purchase orders placed with Flex are cancelable, the terms of the agreement would require us to purchase from Flex all inventory not returnable or usable by other Flex customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Flex to meet customers’ delivery requirements or we may accumulate excess inventories, if such inventories are not usable by other Flex customers. Our current contract with Flex continues in effect until either party gives the other ninety days written notice.

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

We are dependent on the availability and unimpaired use of allocated bands within the radio frequency spectrum and our products may be subject to harmful interference from new or modified spectrum uses
Our GNSS technology is dependent on the use of satellite signals and on terrestrial communication bands. International allocations of radio frequency are made by the International Telecommunications Union ("ITU"), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference. Each country also has regulatory authority over how each band is used in the country. In the United States, the Federal Communications Commission ("FCC") and the National Telecommunications and Information Administration share responsibility for radio frequency allocations and spectrum usage regulations.

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

Many of our products rely on GNSS technology, GPS and other satellite systems, which may become degraded or inoperable and result in lost revenue
GNSS technology, GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible intentional disruption. Many of the GPS satellites currently in orbit were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 31 operational satellites in orbit, seven have been in operation for more than 15 years, and over half have been in use for more than 7.5 years. Repair of damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites below the 24-satellite standard established for GPS may impair the utility of the GPS system and the growth of current and additional market opportunities. In addition, software updates to GPS satellites and ground control segments can cause problems, and we depend on public access to open technical specifications in advance of such updates to mitigate these problems.

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

We are subject to the impact of governmental and other certifications processes and regulations which could adversely affect our products and our business
We market many products that are subject to governmental regulations and certifications before they can be sold. The European Union increasingly regulates the use of our products on agriculture, construction, and other types of machinery. CE certification is required for GNSS receivers and data communications products, which must conform to the European harmonized GNSS receiver standard and the radio equipment directive, to be sold in the European community. Delays in publication of the European harmonized GNSS receiver standard could affect GNSS product access to European markets. In the future, U.S. governmental authorities may propose GPS receiver testing and certification for compliance with published GPS signal interface or other specifications. An inability to obtain any such certifications in a timely manner could have an adverse effect on our operating results. Governmental authorities may also propose other forms of GPS receiver performance standards, which may limit design alternatives, hamper product innovation or impose additional costs. Some of our products that use integrated radio communication technology require product type certification and some products require an end-user to obtain licensing from the FCC for frequency-band usage. An inability or delay in obtaining such certifications or changes in applicable rules could adversely affect our ability to bring our products to market which could harm our customer relationships and therefore, our operating results. Compliance with evolving product regulations in our major markets could require that we redesign our products, cease selling products in certain markets, and increase our costs of product development. Failure to comply may result in fines and limitations on sales of our products.

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

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties

Our corporate headquarters is located in Sunnyvale, California where we lease approximately 139 thousand square feet. We also currently own approximately 310 thousand square feet in Dayton, Ohio and 251 thousand square feet in Westminster, Colorado, of which 126 thousand square feet is currently under construction to extend the current office. These facilities are used by all operating segments. In addition, we own and lease a number of offices throughout the United States and various international locations primarily for sales, manufacturing and other functions; the largest properties include space in the following locations:

Sweden, Finland, India, New Zealand, Germany, and Canada. For financial information regarding obligations under leases, see Note 8 to the consolidated financial statements.

We believe that our existing facilities are adequate to support current and near term operations.

Item 3.	Legal Proceedings

On September 2, 2011, Recreational Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment Notwithstanding the Verdict, and on March 18, 2015, the court awarded us a portion of its incurred attorneys’ fees and costs, and entered judgment in our favor in the amount of $0.6 million.  The judgment also provides that the plaintiff take nothing on its claims.  On April 17, 2015, the plaintiff filed a Notice of Appeal to the Alaska Supreme Court. On March 24, 2017, the Alaska Supreme Court affirmed, in part, and reversed, in part, the trial court's decision.  The Alaska Supreme Court affirmed the trial court's determination that plaintiff had not proven damages and was not entitled to recover any lost profits, and remanded the case to the trial court for an award of nominal damages to plaintiff.  On December 8, 2017, the trial court entered judgment awarding nominal damages (one Dollar) to plaintiff.  On December 22, 2017, plaintiff filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking further review of the Alaska Supreme Court’s decision.
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

	2017		2016
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
First quarter	$32.34	$28.61	$25.44	$18.36
Second quarter	$37.37	$30.45	$27.79	$22.68
Third quarter	$40.30	$35.63	$28.72	$23.69
Fourth quarter	$43.97	$39.19	$30.84	$25.30
Stock Repurchase Program
In November 2017, our Board of Directors approved a stock repurchase program ("2017 Stock Repurchase Program"), authorizing us to repurchase up to $600.0 million of Trimble’s common stock. The share repurchase authorization does not have an expiration date and replaces the 2015 Stock Repurchase Program, which was completed. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without public notice.
During fiscal 2017, we repurchased approximately 7.4 million shares of common stock in open market purchases under the 2017 and 2015 Stock Repurchase Programs, at an average price of $39.18 per share, for a total of $288.3 million. At the end of fiscal 2017, the 2017 Stock Repurchase Program had remaining authorized funds of $442.2 million.
The following table provides information relating to our common stock repurchase activity during the fourth quarter of 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program
September 30, 2017 - November 3, 2017	466,677	$40.61	466,677	$68
November 4, 2017 - December 1, 2017	2,032,695	41.83	2,032,695	514,981,085
December 2, 2017 - December 29, 2017	1,768,271	$41.18	1,768,271	$442,157,523
	4,267,643		4,267,643

As of February 22, 2018, there were approximately 591 holders of record of our common stock.
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

Fiscal Years	2017	2016	2015	2014	2013
(Dollar in millions, except per share data)
Revenue	$2,654.2	$2,362.2	$2,290.4	$2,395.5	$2,288.1
Gross margin	$1,392.6	$1,238.0	$1,202.2	$1,290.8	$1,203.8
Gross margin percentage	52.5%	52.4%	52.5%	53.9%	52.6%
Net income attributable to Trimble Inc.	$121.1	$132.4	$121.1	$214.1	$218.9
Net income	$121.2	$132.2	$120.7	$213.9	$218.2
Earnings per share
—Basic	$0.48	$0.53	$0.47	$0.82	$0.85
—Diluted	$0.47	$0.52	$0.47	$0.81	$0.84
Shares used in calculating basic earnings per share	252.1	250.5	255.8	260.1	256.6
Shares used in calculating diluted earnings per share	256.7	253.9	258.5	264.5	261.2

At the End of Fiscal Year	2017	2016	2015	2014	2013
(Dollar in millions)
Total assets	$4,298.2	$3,673.8	$3,680.7	$3,855.9	$3,693.5
Long-term debt and other non-current liabilities	$947.5	$603.4	$717.9	$766.8	$729.8

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
EXECUTIVE LEVEL OVERVIEW
Trimble Inc. is a leading provider of technology solutions that optimize the work processes of office and mobile field professionals around the world. Our comprehensive work process solutions are used across a range of industries including agriculture, architecture, civil engineering, construction, government, natural resources, transportation and utilities. Representative Trimble customers include engineering and construction firms, contractors, surveying companies, farmers and agricultural companies, transportation and logistics companies, energy, utility companies, and state, federal and municipal governments.
Trimble focuses on integrating its broad technological and application capabilities to create vertically-focused, system-level solutions that transform how work is done within the industries we serve. The integration of sensors, software, connectivity, and information in our portfolio gives us the unique ability to provide an information model specific to the customer’s workflow. For example, in construction, our strategy is centered on the concept of a “constructible model” which is at the center of our “Connected Site” solutions which provide real-time, connected, and cohesive information environments for the design, build, and operational phases of construction projects. In agriculture, we continue to develop “Connected Farm” solutions to optimize operations across the agriculture workflow. In transportation and logistics, our “Connected Fleet” solutions provide transportation companies with tools to enhance fuel efficiency, safety, and transparency through connected vehicles and fleets across the enterprise.
Our growth strategy is centered on multiple elements:

•
Focus on attractive markets with significant growth and profitability potential - We focus on large markets historically underserved by technology that offer significant potential for long-term revenue growth, profitability and market leadership. Our core industries such as construction, agriculture, and transportation markets are each multi-trillion dollar global industries which operate in increasingly demanding environments with technology adoption in the early phases relative to other industries. With the emergence of mobile computing capabilities, the increasing technological know-how of end users and the compelling return on investment to our customers, we believe many of our markets are attractive for substituting Trimble’s technology and solutions in place of traditional operating methods.

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

•
Increasing focus on software and services - Software and services targeted for the needs of vertical end markets are increasingly important elements of our solutions and are core to our growth strategy. Trimble has an open application programming interface philosophy and open vendor environment which leads to increased adoption of our software and analytics offerings. We believe that increased recurring revenue from these solutions will provide us with enhanced business visibility over time. Professional services constitute an additional growth channel that helps our customers integrate and optimize the use of our offerings in their environment.

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 40 countries and distribution channels in over 100 countries. In 2017, over 50% of our sales were to customers located in countries outside of the U.S.

•
Optimized go to market strategies to best access our markets - We utilize vertically focused go-to-market strategies that leverage domain expertise to best serve the needs of individual markets domestically and abroad. These go to market capabilities include independent dealers, joint ventures, original equipment manufacturers ("OEM") sales, and distribution alliances with key partners, such as CNH Global, Caterpillar, and Nikon, as well as direct sales to end-users, that provide us with broad market reach and localization capabilities to effectively serve our markets.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue, costs of sales, operating expenses, and related disclosures. We consider the accounting polices described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies. Our accounting policies are more fully described in Note 2 of our accompanying Notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The following summary of our accounting policies does not give the effect to the adoption of ASC 606 which became effective for us in the first quarter of fiscal 2018.
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
Revenue from purchased extended warranty and post contract support ("PCS") agreements is deferred and recognized ratably over the term of the warranty or support period. Revenue from our subscription services related to our hardware and applications is recognized ratably over the term of the subscription service period beginning on the date that service is made available to the customer, assuming all revenue recognition criteria have been met.
We present revenue net of sales taxes and any similar assessments.
Our software arrangements generally consist of a perpetual license fee and PCS. We generally have established vendor-specific objective evidence ("VSOE") of fair value for our PCS contracts based on the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method. License revenue is primarily recognized when the software has been delivered and fair value has been established for all remaining undelivered elements. In cases where VSOE of fair value for PCS is not established, revenue is recognized ratably over the PCS period after all software deliverables have been made and the only the undelivered element is PCS.
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
In evaluating the revenue recognition for our hardware or subscription agreements which contain multiple deliverables, we determined that in certain instances we were not able to establish VSOE for some or all deliverables in an arrangement as we infrequently sold each element on a standalone basis, did not price products within a narrow range, or had a limited sales history. When VSOE cannot be established, we attempt to establish the selling price of each element based on relevant third-party evidence ("TPE"). TPE is determined based on competitor prices for similar deliverables when sold separately. Our offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to establish the selling price of an element based on TPE.
When we are unable to establish selling price using VSOE or TPE, we use our best estimate of selling price ("BESP") in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. We determine BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, market conditions, competitive landscape, internal costs, geographies and gross margin. The determination of BESP is made through consultation with and formal approval by our management, taking into consideration our go-to-market strategy.
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
Income taxes are accounted for under the liability method whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if we believe it is more likely than not such assets will not be realized.
We are subject to the periodic examination of our domestic and foreign tax returns by the IRS, state, local and foreign tax authorities who may challenge our tax positions. We regularly assess the likelihood of adverse outcomes from these examinations in determining the adequacy of our provision for income taxes.
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the "Tax Act") was enacted into law, which significantly changes U.S income tax law and includes several key provisions that affect our business, including a federal corporate income tax rate reduction from 35% to 21% effective in 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In addition, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next year, we consider the accounting of the transition tax, deferred tax re-measurements, indefinite reinvestment assertion, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and our tax positions. In addition, we have not yet determined our policy election as to whether we will recognize deferred taxes for basis differences expected to reverse as Global Intangible Low Taxed Income (“GILTI”) or whether we will account for GILTI as a period cost, if and when incurred. We expect to complete our analysis within the measurement period in accordance with SAB 118.

Business Combinations and Valuation of Goodwill and Purchased Intangible Assets
We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquiree based on their fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquiree is recorded as goodwill.
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
Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, which approximates the pattern of economic benefits associated with these assets. Changes in circumstances such as technological advances, changes to our business model, or changes in the capital strategy could result in the actual useful lives of intangible assets differing from initial estimates. In cases where we determine that the useful life of an asset should be revised, the net book value in excess of the estimated residual value will be depreciated over its revised remaining useful life. These assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable based on their future cash flows. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and these estimates may differ from actual future cash flows. The assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value.
Stock-Based Compensation

We recognize compensation expense for all share-based payment awards made to our employees and directors, based on estimated fair values, net of estimated forfeitures. The awards include restricted stock units with time-based, market-based and performance-based vesting conditions, rights to purchase shares under our employee stock purchase plan, and stock options.
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
The fair value of restricted stock units with market-based vesting conditions is valued at the grant date using a Monte Carlo simulation. The Monte Carlo simulation takes into account the same input assumptions as the binomial option pricing model as outlined above; however, it also incorporates into the fair-value determination the possibility that the market-based vesting conditions may not be satisfied and the impact of the possible differing stock price paths for Trimble and each of the constituents of the S&P 500. The fair value of our time-based and performance-based restricted stock units is determined using the closing price of our common stock on the date of grant and the total expense associated with the performance-based awards is based upon the expected achievement of the underlying performance goals and may be adjusted in future periods based upon changes in expectations and actual achievement.
The fair value of rights to purchase shares under our employee stock purchase plan is estimated using the Black-Scholes option-pricing model and the fair value of our options is estimated using a binomial valuation model.
If factors change and we employ different assumptions to determine the fair value of our share-based payment awards granted in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

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
Inventory Valuation
Our inventories are stated at the lower of cost or net realizable value. Adjustments are also made to reduce the cost of inventory for estimated excess or obsolete balances. Factors influencing these adjustments include declines in demand which impact inventory purchasing forecasts, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. If our estimates used to reserve for excess and obsolete inventory are different from what we expected, we may be required to recognize additional reserves, which would negatively impact our gross margin.
RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

Fiscal Years	2017	2016	2015
(Dollars in millions)
Revenues:
Product	$1,763.8	$1,562.0	$1,533.5
Service	461.6	430.2	419.9
Subscription	428.8	370.0	337.0
Total revenue	$2,654.2	$2,362.2	$2,290.4
Gross margin	1,392.6	1,238.0	1,202.2
Gross margin %	52.5%	52.4%	52.5%
Total consolidated operating income	246.0	181.0	154.4
Operating income as a % of revenue	9.3%	7.7%	6.7%
Basis of Presentation
We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2017 was December 29, 2017. Fiscal 2017, 2016 and 2015 were all 52-week years.
Revenue
In fiscal 2017, total revenue increased by $292.0 million, or 12%, to $2.65 billion from $2.36 billion in fiscal 2016. Overall revenue increased primarily due to organic growth across all segments and major regions. To a lesser extent, acquisitions contributed to growth, particularly in product and service revenue. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
On a segment basis, the increase in fiscal 2017 was primarily due to Transportation, Buildings and Infrastructure, Resources and Utilities, and to a lesser extent, Geospatial. Transportation increased $92.9 million, or 16%, Buildings and Infrastructure revenue increased $91.4 million, or 12%, Resources and Utilities revenue increased $81.2 million, or 21%, and Geospatial revenue increased $26.5 million, or 4%, as compared to fiscal 2016. Transportation revenue increased due to continued organic growth in the transportation and logistics business. Buildings and Infrastructure revenue increased primarily due to strong organic growth in civil engineering and construction and building construction. Resources and Utilities revenue increased primarily due to acquisitions, in particular the impact of the Müller-Elektronik (" Müller") acquisition, and continued organic growth in agriculture, correction services, and forestry. Geospatial revenue increased mainly due to strong geospatial and surveying organic growth.
By revenue category, overall product revenue increased $201.8 million, or 13%, service revenue increased $31.4 million, or 7%, and subscription revenue increased $58.8 million, or 16%. Product, service and subscription revenue increased primarily due to organic growth across all segments. To a lesser extent, acquisitions contributed to growth, particularly in product and service revenue.

In fiscal 2016, total revenue increased by $71.8 million, or 3%, to $2.36 billion from $2.29 billion in fiscal 2015. Overall revenue was primarily impacted by organic growth in building construction, civil engineering and construction, and transportation and logistics, partially offset by declines in geospatial and GIS.
On a segment basis, the increase in fiscal 2016 revenue was primarily due to Buildings and Infrastructure and Transportation, to a lesser extent Resources and Utilities, partially offset by a slight decline in Geospatial. Buildings and Infrastructure revenue increased $54.9 million, or 8%, Resources and Utilities revenue increased $13.9 million, or 4%, Transportation increased $41.1 million, or 8%, partially offset by a decrease in Geospatial revenue of $38.1 million, or 6%, as compared to fiscal 2015. Buildings and Infrastructure revenue increased driven by building construction and civil engineering and construction. Resources and Utilities revenue was up due to slight growth in our agriculture business. Transportation revenue increased due to continued growth in the transportation and logistics market. Geospatial revenue decreased due to continued challenges in North American markets due to the impact of oil and gas market softness, which continued to reduce product demand.
By revenue category, overall product revenue increased $28.5 million, or 2%, service revenue increased $10.3 million, or 2%, and subscription revenue increased $33.0 million, or 10%. The product revenue increase was primarily within Buildings and Infrastructure and Transportation, partially offset by declines in Geospatial. Service and subscription increases were primarily due to organic growth within Buildings and Infrastructure and Transportation as we continue to expand software and services, including implementation, maintenance and subscription services, as a portion of our revenue.
During fiscal 2017, sales to customers in the United States represented 48%, Europe represented 26%, Asia Pacific represented 14%, and other regions represented 12% of our total revenue. During fiscal 2016, sales to customers in the United States represented 49%, Europe represented 24%, Asia Pacific represented 15%, and other regions represented 12% of our total revenue. During fiscal 2015, sales to customers in the United States represented 50%, Europe represented 24%, Asia Pacific represented 14%, and other regions represented 12% of our total revenue. We anticipate that sales to international customers will continue to account for a significant portion of our revenue.
No single customer accounted for 10% or more of our total revenue in fiscal 2017, 2016 or 2015. No single customer accounted for 10% or more of our accounts receivable as of fiscal years ended 2017 and 2016.
Gross Margin
Our gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, new product start-up costs, and foreign currency translations.
In fiscal 2017, our gross margin increased by $154.6 million as compared to fiscal 2016, primarily due to increased revenue across all segments - Buildings and Infrastructure, Transportation, Resources and Utilities, and, to a lesser extent, Geospatial. Gross margin as a percentage of total revenue was 52.5% in fiscal 2017 and 52.4% in fiscal 2016. The slight increase in the gross margin percentage was due to lower intangibles amortization due to fully amortized intangibles from prior acquisitions, partially offset by intangibles from new acquisitions. Excluding the impact of intangibles amortization, gross margin percentage slightly decreased due to the impact of acquisitions, particularly Müller.
In fiscal 2016, our gross margin increased by $35.8 million as compared to fiscal 2015, primarily due to increased revenue in Buildings and Infrastructure, Resources and Utilities and Transportation. Gross margin as a percentage of total revenue was 52.4% in fiscal 2016 and 52.5% in fiscal 2015. The slight decrease in the gross margin percentage was primarily in Geospatial and Transportation due to product mix, partially offset by lower amortization of purchased intangible assets.
Operating Income
Operating income increased by $65.0 million for fiscal 2017 as compared to fiscal 2016. Operating income as a percentage of total revenue for fiscal 2017 was 9.3% as compared to 7.7% for fiscal 2016. The increases in operating income and operating income percentage were attributable to revenue expansion and strong operating control in Buildings and Infrastructure, and to a lesser extent Transportation, Resources and Utilities, and Geospatial. Operating income was partially offset by higher corporate expense.
Operating income increased by $26.6 million for fiscal 2016 as compared to fiscal 2015. Operating income as a percentage of total revenue for fiscal 2016 was 7.7% as compared to 6.7% for fiscal 2015. The increase in operating income and operating income percentage was primarily due to revenue expansion in Buildings and Infrastructure and Transportation, the effects of strong operating expense control across the company and lower amortization of purchased intangible assets.

Results by Segment
In March 2017, we effected a change in the reporting of our segment financial results to better reflect our customer base and end markets. Beginning with the first quarter of fiscal 2017, we are reporting our financial performance, including revenues and operating income, based on four new reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation. Comparative period financial information by reportable segment has been recast to conform with the current presentation.
Operating income is revenue less cost of sales and operating expense, excluding unallocated corporate expenses, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture items, executive transition costs and litigation costs.
The following table is a breakdown of revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below.

Fiscal Years	2017	2016	2015
(Dollars in millions)
Buildings and Infrastructure
Revenue	$834.9	$743.5	$688.6
Segment revenue as a percent of total revenue	31%	31%	30%
Operating income	$179.9	$133.9	$108.2
Operating income as a percent of segment revenue	22%	18%	16%
Geospatial
Revenue	$661.2	$634.7	$672.8
Segment revenue as a percent of total revenue	25%	27%	29%
Operating income	$130.9	$120.8	$135.3
Operating income as a percent of segment revenue	20%	19%	20%
Resources and Utilities
Revenue	$476.9	$395.7	$381.8
Segment revenue as a percent of total revenue	18%	17%	17%
Operating income	$136.3	$118.4	$109.9
Operating income as a percent of segment revenue	29%	30%	29%
Transportation
Revenue	$681.2	$588.3	$547.2
Segment revenue as a percent of total revenue	26%	25%	24%
Operating income	$120.6	$102.9	$106.5
Operating income as a percent of segment revenue	18%	17%	19%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

Fiscal Years	2017	2016	2015
(in millions)
Consolidated segment operating income	$567.7	$476.0	$459.9
Unallocated corporate expense	(87.4)	(70.5)	(70.0)
Restructuring charges	(10.5)	(13.3)	(12.8)
Stock-based compensation	(64.8)	(52.6)	(50.1)
Amortization of purchased intangible assets	(148.8)	(150.8)	(162.4)
Amortization of acquisition-related inventory step-up	(2.8)	—	—
Acquisition and divestiture items	(7.4)	(6.8)	(9.9)
Executive transition costs	—	(1.0)	—
Litigation costs	—	—	(0.3)
Consolidated operating income	246.0	181.0	154.4
Non-operating income (expense), net	13.1	(4.3)	(2.6)
Consolidated income before taxes	$259.1	$176.7	$151.8

Buildings and Infrastructure
Buildings and Infrastructure revenue increased by $91.4 million, or 12%, while segment operating income increased by $46.0 million, or 34%, for fiscal 2017 as compared to fiscal 2016. The revenue increase was primarily due to organic growth in building construction and civil engineering and construction due to continued strength in construction markets throughout the year. Buildings and Infrastructure experienced strong growth in markets such as North America, Europe, and Asia Pacific, particularly in Japan and Australia. Segment operating income increased primarily due to revenue expansion and operating expense control across the segment.
Buildings and Infrastructure revenue increased by $54.9 million, or 8%, while segment operating income increased by $25.7 million, or 24%, for fiscal 2016 as compared to fiscal 2015. The revenue increase for fiscal 2016 was primarily due to organic growth in building construction and civil engineering and construction. Segment operating income increased primarily due to stronger results in building construction, civil engineering and construction and operating expense control across many businesses, partially offset by growth related investments in the segment.
Geospatial
Geospatial revenue increased by $26.5 million, or 4%, while segment operating income increased by $10.1 million, or 8%, for fiscal year 2017 as compared to fiscal 2016. The revenue increase was primarily due to geospatial organic growth for optical and Global Navigation Satellite Systems ("GNSS") products, including the new SX 10, our scanning total station, and end market diversification. Geospatial experienced growth in North America, Europe and Asia Pacific, particularly Japan. Segment operating income increased primarily due to revenue and gross margin expansion, partially offset by higher operating expense.
Geospatial revenue decreased by $38.1 million, or 6%, while segment operating income decreased by $14.5 million, or 11%, for fiscal year 2016 as compared to fiscal 2015. Revenue and operating income decreased primarily due to continued challenges in North American markets due to the impact of oil and gas market softness, which continued to reduce product demand.
Resources and Utilities
Resources and Utilities revenue increased by $81.2 million, or 21%, while segment operating income increased by $17.9 million, or 15%, for fiscal year 2017 as compared to fiscal 2016. The revenue increase was due to acquisitions, including the impact of the Müller acquisition, and continued organic growth in agriculture and correction services. Although the Müller acquisition contributed significant growth to segment revenue, it was less impactful to consolidated revenue. Agriculture continued to experience growth in North America in our aftermarket and OEM sales. Europe and Brazil were also up and continued to reflect penetration-related growth opportunities. Growth in Europe was also impacted positively by the Müller acquisition. Segment operating income increased due to increased revenue, partially impacted by lower operating margin acquisitions, including Müller.
Resources and Utilities revenue increased by $13.9 million, or 4%, while segment operating income increased by $8.5 million, or 8%, for fiscal year 2016 as compared to fiscal 2015. The revenue increase was primarily due to growth in agriculture, which was up in the second half of the year due to organic growth in Europe, Australia, and emerging markets as well as the impact of acquisitions. Segment operating income increase due to revenue growth in agriculture and the impact of acquisitions.
Transportation
Transportation revenue increased by $92.9 million, or 16%, and segment operating income increased by $17.7 million, or 17%, for fiscal 2017 as compared to fiscal 2016. Revenue increased primarily due to continued organic growth in the transportation and logistics business, particularly in North America due to the Electronic Logging Device ("ELD") government mandate. The continued technology deployment due to the ELD mandate as well as routing and navigation management products, resulted in continued SaaS subscription revenue growth. Segment operating income increased due to revenue expansion in the transportation and logistics business, partially offset by selected growth related investments.
Transportation revenue increased by $41.1 million, or 8%, and segment operating income decreased by $3.6 million, or 3%, for fiscal 2016 as compared to fiscal 2015. The revenue increase was primarily due to continued organic growth in the transportation and logistics business, with strength throughout the year as PeopleNet mobility and enterprise solutions continued to benefit from U.S. regulatory mandates. Segment operating income decreased due to lower margin product mix and growth related investments in the segment, partially offset by the increase in revenue.

Research and Development, Sales and Marketing, and General and Administrative Expenses
The following table shows research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses in absolute dollars and as a percentage of total revenue for fiscal years 2017, 2016 and 2015 and should be read in conjunction with the narrative descriptions of those operating expenses below.

Fiscal Years	2017	2016	2015
(Dollars in millions)
Research and development	$370.2	$349.6	$336.7
Percentage of revenue	14%	15%	15%
Sales and marketing	404.2	377.6	374.6
Percentage of revenue	15%	16%	16%
General and administrative	302.3	256.0	255.3
Percentage of revenue	12%	11%	11%
Total	$1,076.7	$983.2	$966.6
Percentage of revenue	41%	42%	42%
Overall, R&D, sales and marketing, and G&A expenses increased by approximately $93.5 million in fiscal 2017 compared to fiscal 2016. All of our R&D costs have been expensed as incurred.
Research and development expense increased by $20.6 million, or 6%, in fiscal 2017, as compared to fiscal 2016. Overall, research and development spending was 14% of revenue in fiscal 2017 compared to 15% in fiscal 2016. As compared to the prior year, the increase in fiscal 2017 research and development expense was primarily due to a $14.4 million increase in compensation expense, $9.8 million in expense from fiscal 2017 business acquisitions, a $1.7 million increase due to unfavorable foreign exchange rates, partially offset by a $4.0 million decrease in other expense as well as a $1.3 million decrease in consulting expense.
Research and development expense increased by $12.9 million, or 4%, in fiscal 2016, as compared to fiscal 2015. Overall, research and development spending was 15% of revenue in both fiscal 2016 and 2015. As compared to the prior year, the increase in fiscal 2016 research and development expense was due to $8.6 million in expense from fiscal 2016 business acquisitions, a $6.3 million due to increased consulting costs, and a $5.3 million due to higher compensation expense, partially offset by a $4.0 million decrease in other expense and a $3.3 million decrease due to favorable foreign exchange rates.
We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.
Sales and marketing expense increased by $26.6 million, or 7%, in fiscal 2017, as compared to fiscal 2016. Overall, spending for sales and marketing was 15% of revenue in fiscal 2017 compared to 16% in fiscal 2016. As compared to the prior year, the increase in fiscal 2017 sales and marketing expense was primarily due to a $16.3 million increase in compensation expense, $8.3 million in expense from fiscal 2017 business acquisitions, and a $2.0 million increase due to unfavorable foreign exchange rates.
Sales and marketing expense increased by $3.0 million, or 1%, in fiscal 2016, as compared to fiscal 2015. Overall, spending for sales and marketing was 16% of revenue in both fiscal 2016 and 2015. As compared to the prior year, the increase in fiscal 2016 sales and marketing expense was due to $9.1 million in expense from fiscal 2016 business acquisitions and a $1.7 million increase due to trade show expenses, partially offset by a $4.2 million decrease due to favorable foreign exchange rates and $3.3 million decrease due to lower travel expenses.
General and administrative expense increased by $46.3 million, or 18%, in fiscal 2017, as compared to fiscal 2016. Overall, general and administrative spending was 12% of revenue in fiscal 2017 compared to 11% in fiscal 2016. As compared to the prior year, the increase in fiscal 2017 general and administrative expense was primarily due to a $37.4 million increase in compensation expense which included a $9.9 million increase in stock compensation expense, a $10.9 million in expense from fiscal 2017 business acquisitions, a $5.6 million increase due to higher consulting costs mainly related to the ASC 606 implementation, partially offset by a $2.4 million decrease in facility related expense, a $1.8 million decrease in bad debt expense, and a $3.4 million decrease in other expense.
General and administrative expense was flat in fiscal 2016, as compared to fiscal 2015. Overall, general and administrative spending was 11% of revenue in both fiscal 2016 and 2015. As compared to the prior year, the increase in fiscal 2016 general and administrative expense was due to $6.6 million in expense from fiscal 2016 business acquisitions and a $3.7 million increase due to higher compensation expense, partially offset by a $4.9 million decrease due to lower tax and legal costs, a $2.0 million decrease due to favorable foreign exchange rates, and a $2.7 million decrease in other expense.

Amortization of Purchased Intangible Assets

Fiscal Years	2017	2016	2015
(in millions)
Cost of sales	$85.8	$88.6	$92.6
Operating expenses	63.0	62.2	69.8
Total	$148.8	$150.8	$162.4
Total amortization expense of purchased intangibles represented 5.6% of revenue in fiscal 2017, a decrease of $2.0 million from fiscal 2016 when it represented 6.4% of revenue. The decrease was primarily due to the expiration of amortization for prior acquisitions, partially offset by acquisitions not included in fiscal 2016.
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
Non-operating Income (Expense), Net
The following table shows non-operating income (expense), net for the periods indicated and should be read in conjunction with the narrative descriptions below:

Fiscal Years	2017	2016	2015
(in millions)
Interest expense, net	$(25.0)	$(25.9)	$(25.6)
Foreign currency transaction gain (loss), net	3.3	(1.9)	0.2
Income from equity method investments, net	29.5	17.6	17.9
Other income, net	5.3	5.9	4.9
Total non-operating income (expense), net	$13.1	$(4.3)	$(2.6)
Total non-operating income (expense), net increased by $17.4 million during fiscal 2017 compared with fiscal 2016. The increase was primarily due to an increase in joint venture profitability and, to a lesser extent, the favorable impact from foreign currency exchange.
Total non-operating income (expense), net decreased by $1.7 million during fiscal 2016 compared with fiscal 2015. The decrease was primarily due to the impact of foreign currency transaction fluctuations, partially offset by deferred compensation gains included in Other income, net.
Income Tax Provision

Our effective income tax rates for fiscal 2017, 2016 and 2015 were 53%, 25% and 20%, respectively.  The fiscal 2017 rate was higher than the U.S. federal statutory rate of 35% primarily due to the impact of the Tax Act, partially offset by the geographic mix of pretax income, the U.S. federal R&D credit, and stock-based compensation tax benefits. The fiscal 2016 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographic mix of pre-tax income, a divestiture of a non-strategic business, and the U.S. federal R&D credit. The fiscal 2015 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income and, to a lesser extent, the inclusion of the current year U.S. federal R&D credit.

The Tax Act introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as GILTI and the base erosion avoidance tax (“BEAT”), respectively. In addition, in 2017 we are subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates.

In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional estimate of discrete net tax expense of $85.0 million in fiscal year 2017. This discrete expense consists of provisional estimates of a $126.0 million expense for the transition tax, a $46.7 million benefit for adjustments to deferred tax liabilities associated with foreign earnings and tax reserves due to the transition tax, a $3.3 million net expense for re-measurement of our deferred tax assets and liabilities for the U.S. corporate tax rate reduction, and a $2.4 million expense for state tax and foreign withholding taxes.

Pursuant to SAB 118, we recorded reasonable estimates as provisional amounts arising from the Tax Act in fiscal year 2017. These amounts include but are not limited to the amounts described above, including the transition tax. In addition, we have not yet determined our policy election as to whether we will recognize deferred taxes for basis differences expected to reverse as GILTI or whether we will account for GILTI as a period cost if and when incurred. We intend to perform additional analysis regarding historical foreign earnings and taxes as well as any other necessary potential adjustments and will complete the analysis within the one year measurement period by incorporating the additional analysis as well as ongoing legislation guidance and accounting interpretations.

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
It is not possible to determine the maximum potential exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not been material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets at the end of fiscal 2017 and 2016.
LIQUIDITY AND CAPITAL RESOURCES

At the End of Fiscal Year	2017	2016	2015
(Dollars in millions)
Cash and cash equivalents and short-term investments	$537.4	$327.2	$116.0
As a percentage of total assets	12.5%	8.9%	3.2%
Principal balance of outstanding debt	$918.2	$624.8	$735.2
Fiscal Years	2017	2016	2015
(Dollars in millions)
Cash provided by operating activities	$411.9	$413.6	$357.0
Cash used in investing activities	$(366.0)	$(144.4)	$(172.4)
Cash provided by (used in) financing activities	$79.1	$(162.3)	$(204.9)
Effect of exchange rate changes on cash and cash equivalents	$17.4	$(6.8)	$(11.7)
Net increase (decrease) in cash and cash equivalents	$142.4	$100.1	$(32.0)
Cash and Cash Equivalents and Short-Term Investments

At the end of fiscal 2017, cash and cash equivalents and short-term investments totaled $537.4 million compared to $327.2 million at the end of fiscal 2016. We had a principal balance of outstanding debt of $918.2 million at the end of fiscal 2017 compared to

$624.8 million at the end of fiscal 2016. As a result of the 2017 Tax Act, we can repatriate our cumulative undistributed foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences other than the transition tax. We have reinvested a large portion of our undistributed foreign earnings in acquisitions and other investments and we intend to bring back a portion of foreign cash which was subject to the transition tax. For further information on the transition tax, refer to Note 11 to the consolidated financial statements.
Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
Our cash, cash equivalents and short-term investments are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions considered to be of reputable credit and to present little credit risk. Our investment policy requires the portfolio to include only securities with high credit quality and a weighted average maturity not to exceed six months, with the main objective of preserving capital and maintaining liquidity. We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short-term investments based on their nature and their availability for use in current operations. We believe that our cash and cash equivalents, short-term investments, and borrowings under our 2014 Credit Facility and 2018 Interim Credit Facility as described below under the heading "Debt", will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures, our $500.0 million acquisition of e-Builder, a Florida corporation, and stock repurchases under the stock repurchase program for at least the next twelve months.
Operating Activities
Cash provided by operating activities was $411.9 million for fiscal 2017, as compared to $413.6 million for fiscal 2016. The decrease of $1.7 million was primarily driven by revenue expansion across all segments, partially offset by an increase in working capital requirements, driven by inventory requirements and accounts receivable, associated with revenue growth.
Cash provided by operating activities was $413.6 million for fiscal 2016, as compared to $357.0 million for fiscal 2015. The increase of $56.6 million was due to an increase in net income before non-cash depreciation and amortization primarily due to increased operating income in Buildings and Infrastructure and Resources and Utilities, and also due to a decrease in working capital requirements due to inventory improvements.
Investing Activities
Cash used in investing activities was $366.0 million for fiscal 2017, as compared to $144.4 million for fiscal 2016. The increase of $221.6 million used in investing activities was primarily due to increased spending for business acquisitions and purchases of short-term investments, partially offset by proceeds from maturities and sales of short-term investments and proceeds from sales of businesses.
Cash used in investing activities was $144.4 million for fiscal 2016, as compared to $172.4 million for fiscal 2015. The decrease of cash used in investing activities was primarily due to less cash used for business and intangible asset acquisitions, partially offset by the purchase of short-term investments.
Financing Activities
Cash provided by financing activities was $79.1 million for fiscal 2017, as compared to cash used of $162.3 million during fiscal 2016. The increase of cash provided by financing activities of $241.4 million was primarily driven by an increase in debt proceeds, net of repayments, partially offset by stock repurchases.
Cash used in financing activities was $162.3 million for fiscal 2016, as compared to cash used of $204.9 million during fiscal 2015. The decrease of cash used in financing activities of $42.6 million was primarily due to a decrease in cash used for stock repurchases, partially offset by payments on revolving credit facilities.
Accounts Receivable and Inventory Metrics

At the End of Fiscal Year	2017	2016
Accounts receivable days sales outstanding	53	55
Inventory turns per year	5.2	4.8
Accounts receivable days sales outstanding were at 53 days at the end of fiscal 2017, as compared to 55 days at the end of fiscal 2016 due to improved collections. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the fourth fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 5.2 at the end of fiscal 2017, as compared to 4.8 at the end of fiscal 2016 due to improved inventory management. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period. To the extent that customer demand continues to increase, inventory may be purchased in advance to reduce leads times. As a result, inventory turns may decrease.
Debt

Notes
On October 30, 2014, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for the issuance of senior debt securities. On November 24, 2014, we issued $400.0 million of Senior Notes (“Notes”) under the shelf registration statement. The Notes mature on December 1, 2024 and accrue interest at a rate of 4.75% per annum, payable semiannually in arrears on December 1 and June 1 of each year, beginning on June 1, 2015. The Notes are classified as long-term in the Consolidated Balance Sheets.
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
In connection with the closing of the Notes offering, we entered into an Indenture with U.S. Bank National Association, as trustee. The Indenture contains covenants limiting our ability to create certain liens, enter into sale and lease-back transactions, and consolidate or merge with or into, or convey, transfer or lease all or substantially all of our properties and assets to, another person, each subject to certain exceptions. We were in compliance with these covenants at the end of fiscal 2017. The Notes contain no financial covenants.

2014 Credit Facility
On November 24, 2014, we entered into a new five-year credit agreement with a group of lenders (the “2014 Credit Facility”), which replaced our previous 2012 Credit Facility. The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and/or term loan facilities may be established in an amount up to $500.0 million. The outstanding balance of $389.0 million is classified as long-term in the Consolidated Balance Sheet.

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

The 2014 Credit Facility contains various customary representations and warranties by us, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2014 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict our ability to create liens and enter into sale and leaseback transactions, and that restrict our subsidiaries’ ability to incur indebtedness. Further, the 2014 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, we must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2014 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters of not less than 3.50 to 1.00. We must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness (as defined in the 2014 Credit Facility) to (y) EBITDA (as defined in the 2014 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3.00 to 1.00; provided, that on the completion of a material acquisition, we may increase the ratio by 0.50 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters. We were in compliance with these covenants at the end of fiscal 2017.
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
The interest rate on the long-term debt outstanding under the credit facilities was 2.55% and 1.80% at the end of fiscal 2017 and 2016, respectively.

Uncommitted Facilities
We also have two $75.0 million revolving credit facilities which are uncommitted (the “Uncommitted Facilities”). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The interest rate on the Uncommitted Facilities is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and us. The $128.0 million outstanding at the end of 2017 and the $130.0 million outstanding at the end of 2016 under the Uncommitted Facilities are classified as short-term in our Consolidated Balance Sheets. The weighted average interest rate on the Uncommitted Facilities was 2.24% at the end of fiscal 2017 and 1.65% at the end of fiscal 2016.

Interim Credit Facility
On February 2, 2018, we entered into a $300.0 million Revolving Credit Agreement (the “2018 Interim Credit Facility”), by and between the Company and The Bank of Nova Scotia (the “Bank”) in connection with the acquisition of e-Builder, Inc., a Florida corporation. As of February 2, 2018, after giving effect to the borrowings made on the closing date, we had outstanding $300.0 million aggregate principal amount of revolving loans under this credit facility.
We may borrow, repay and reborrow funds under the 2018 Interim Credit Facility until its maturity on January 31, 2019. Borrowings under the 2018 Interim Credit Facility will bear interest, at our option, at either: (i) a floating per annum base rate determined by reference to the highest of: (a) The Bank of Nova Scotia’s prime rate; (b) 0.50% per annum above the federal funds effective rate; and (c) LIBOR for an interest period of one month; plus a margin equal to 0.125%, (ii) a fixed per annum rate based on LIBOR plus a margin of 1.125% or (iii) an interest rate agreed between us and The Bank of Nova Scotia. The 2018 Interim Credit Facility contains various customary representations and warranties and affirmative and negative covenants that are substantially the same as those contained in the 2014 Credit Facility.
For additional discussion of our debt, see Note 7 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at the end of fiscal 2017:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in millions)
Principal payments on debt (1)	$918.2	$128.4	$389.7	$0.1	$400.0
Interest payments on debt (2)	153.8	31.3	66.7	38.4	17.4
Operating leases obligations	152.4	35.5	52.6	34.8	29.5
Other purchase obligations and commitments (3)	198.1	187.8	9.8	0.5	—
Income taxes payable (4)	117.4	9.4	18.8	18.8	70.4
Total	$1,539.9	$392.4	$537.6	$92.6	$517.3

(1)
Amount represents principal payments over the life of the debt obligations, excluding the $300.0 million 2018 Interim Credit Facility in connection with the acquisition of e-Builder, Inc., which was not entered into prior to the end of fiscal 2017. (See Note 7 and Note 17 to the consolidated financial statements for further financial information regarding debt.)

(2)
Amount represents the expected interest payments relating to our debt. Our $400.0 million Notes accrue interest at 4.75% per annum and are payable semi-annually in arrears on December 1 and June 1 each year. Interest on our Credit Facilities and Uncommitted Facilities was estimated to be 2.55% and 2.24% per annum, respectively, based upon recent trends and is payable at least quarterly.

(3)
Other purchase obligations and commitments primarily represent open non-cancelable purchase orders for material purchases with our vendors, and also include estimated payments due for acquisition related earn-outs. Purchase obligations exclude agreements that are cancelable without penalty.

(4)
Income taxes payable represents a one-time transition tax liability related to known amounts of cash taxes payable in future years as a result of the Tax Act. For further information, see Note 11 to the consolidated financial statements.

Excluded from the table above are unrecognized tax benefits of $76.4 million included in Other non-current liabilities, including interest and penalties. At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability, and therefore, such amounts are not included in the contractual obligations table above.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements is disclosed in Note 2 of our accompanying Notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The non-GAAP financial measures included in the following table as well as detailed explanations to the adjustments to comparable GAAP measures, are set forth below:
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
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring charges, amortization of purchased intangible assets, stock-based compensation, acquisition/divestiture items associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration, and other required closing costs, executive transition costs, and litigation costs from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration, and other required closing costs, executive transition costs, and litigation costs. We believe that these exclusions offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.
Non-GAAP non-operating income (expense), net

We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income (expense), net excludes acquisition/divestiture gains/losses associated with unusual acquisition related items such as intangible asset impairment charges, gains or losses related to acquisitions, or sale of certain businesses and investments. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.

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

Non-GAAP net income

This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, executive transition costs, litigation costs, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.

Non-GAAP diluted net income per share

We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, executive transition costs, litigation costs, and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our "core operating performance" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, executive transition costs, litigation costs, and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) - ( K) below,

Fiscal Years
2017	2016	2015

(Dollars in millions, except per share data)		Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue
GROSS MARGIN:
GAAP gross margin:		$1,392.6	52.5%	$1,238.0	52.4%	$1,202.2	52.5%
Restructuring charges	( A )	3.6	0.1%	1.7	0.1%	1.4	0.1%
Amortization of purchased intangible assets	( B )	85.8	3.2%	88.6	3.8%	92.6	4.0%
Stock-based compensation	( C )	3.9	0.2%	3.8	0.1%	3.9	0.2%
Amortization of acquisition-related inventory step-up	( D )	2.8	0.1%	—	—%	—	—%
Non-GAAP gross margin:		$1,488.7	56.1%	$1,332.1	56.4%	$1,300.1	56.8%
OPERATING EXPENSES:
GAAP operating expenses:		$1,146.6	43.2%	$1,057.0	44.7%	$1,047.8	45.7%
Restructuring charges	( A )	(6.9)	(0.2)%	(11.6)	(0.5)%	(11.4)	(0.5)%
Amortization of purchased intangible assets	( B )	(63.0)	(2.4)%	(62.2)	(2.6)%	(69.8)	(3.1)%
Stock-based compensation	( C )	(60.9)	(2.3)%	(48.8)	(2.1)%	(46.2)	(2.0)%
Acquisition / divestiture items	( E )	(7.4)	(0.3)%	(6.8)	(0.3)%	(9.9)	(0.4)%
Executive transition costs	( F )	—	—%	(1.0)	—%	—	—%
Litigation	( G )	—	—%	—	—%	(0.3)	—%
Non-GAAP operating expenses:		$1,008.4	38.0%	$926.6	39.2%	$910.2	39.7%
OPERATING INCOME:
GAAP operating income:		$246.0	9.3%	$181.0	7.7%	$154.4	6.7%
Restructuring charges	( A )	10.5	0.3%	13.3	0.6%	12.8	0.6%
Amortization of purchased intangible assets	( B )	148.8	5.6%	150.8	6.4%	162.4	7.1%
Stock-based compensation	( C )	64.8	2.5%	52.6	2.2%	50.1	2.2%
Amortization of acquisition-related inventory step-up	( D )	2.8	0.1%	—	—%	—	—%
Acquisition / divestiture items	( E )	7.4	0.3%	6.8	0.3%	9.9	0.4%
Executive transition costs	( F )	—	—%	1.0	—%	—	—%
Litigation	( G )	—	—%	—	—%	0.3	—%
Non-GAAP operating income:		$480.3	18.1%	$405.5	17.2%	$389.9	17.0%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$13.1		$(4.3)		$(2.6)
Acquisition / divestiture items	( E )	(0.3)		(3.5)		(3.9)
Non-GAAP non-operating income (expense), net:		$12.8		$(7.8)		$(6.5)

			GAAP and Non-GAAP Tax Rate % (K)		GAAP and Non-GAAP Tax Rate % (K)		GAAP and Non-GAAP Tax Rate % (K)
INCOME TAX PROVISION:
GAAP income tax provision:		$137.9	53%	$44.5	25%	$31.1	20%
Non-GAAP items tax effected:	( H )	45.0		55.3		47.1
Difference in GAAP and Non-GAAP tax	( I )	15.5		(4.3)		13.8
Tax reform impacts	(J)	(85.0)		—		—
Non-GAAP income tax provision:		$113.4	23%	$95.5	24%	$92.0	24%
NET INCOME:
GAAP net income attributable to Trimble Inc.		$121.1		$132.4		$121.1
Restructuring charges	( A )	10.5		13.3		12.8
Amortization of purchased intangible assets	( B )	148.8		150.8		162.4
Stock-based compensation	( C )	64.8		52.6		50.1

Amortization of acquisition-related inventory step-up	( D )	2.8	—	—
Acquisition / divestiture items	( E )	7.1	3.3	6.0
Executive transition costs	( F )	—	1.0	—
Litigation	( G )	—	—	0.3
Non-GAAP tax adjustments	( H ) - ( J )	24.5	(51.0)	(60.9)
Non-GAAP net income attributable to Trimble Inc.		$379.6	$302.4	$291.8
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.		$0.47	$0.52	$0.47
Restructuring charges	( A )	0.04	0.06	0.05
Amortization of purchased intangible assets	( B )	0.58	0.59	0.63
Stock-based compensation	( C )	0.25	0.20	0.19
Amortization of acquisition-related inventory step-up	( D )	0.01	—	—
Acquisition / divestiture items	( E )	0.03	0.01	0.02
Executive transition costs	( F )	—	—	—
Litigation	( G )	—	—	—
Non-GAAP tax adjustments	( H ) - ( J )	0.10	(0.19)	(0.23)
Non-GAAP diluted net income per share attributable to Trimble Inc.		$1.48	$1.19	$1.13

(A)
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

(B)
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

(C)
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For fiscal years 2017, 2016 and 2015, stock-based compensation was allocated as follows:

	Fiscal Years
(In millions)	2017	2016	2015
Cost of sales	$3.9	$3.8	$3.9
Research and development	10.4	9.1	8.7
Sales and Marketing	9.3	8.3	9.1
General and administrative	41.2	31.4	28.4
Total stock-based compensation expense	$64.8	$52.6	$50.1

(D)
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

(E)
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

(F)
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

(G)
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

(H)
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items ( A ) - ( G ) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

(I)
Difference in GAAP and Non-GAAP tax. This amount represents the difference between the GAAP and non-GAAP tax rates applied to the Non-GAAP operating income plus the Non-GAAP non-operating income (expense), net. We believe that investors benefit from excluding this item from our non-GAAP income tax provision because it facilitates a comparison of the non-GAAP tax provision in the current and prior periods. For fiscal 2015, 2016 and 2017, this amount represents the difference between the GAAP and Non-GAAP tax rates applied to the Non-GAAP operating income plus the Non-GAAP non-operating income (expense), net.

(J)
Tax reform impacts. This amount represents the provision for income taxes recorded as a result of the Tax Act enacted in December 22, 2017. The provision primarily includes a one-time transition tax on accumulated foreign earnings and related adjustments to deferred taxes and reserves, and revaluation of deferred taxes due to the reduction of U.S. income tax rate. We are required to recognize the effect of the tax law changes in the period of enactment. We excluded this item as it is a non-recurring expense. We believe that investors benefit from excluding this item from our non-GAAP income tax provision because it allows for period-over-period comparability.

(K)
GAAP and non-GAAP tax rate %. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.

Non-GAAP Operating Income
Non-GAAP operating income increased by $74.8 million for fiscal 2017 as compared to fiscal 2016, and increased by $15.6 million for fiscal 2016 as compared to fiscal 2015. Non-GAAP operating income as a percentage of total revenue was 18.1%, 17.2%, and 17.0% for fiscal years 2017, 2016, and 2015, respectively.

The Non-GAAP operating income and Non-GAAP operating income percentage for fiscal 2017 increased primarily attributable to revenue expansion across all segments and strong operating expense control in Buildings and Infrastructure, and to a lesser extent Transportation, Resources and Utilities, and Geospatial.

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
At the end of fiscal 2017, we had outstanding a revolving loan of $389.0 million under the 2014 Credit Facility and a revolving credit line of $128.0 million under the Uncommitted Facilities. A hypothetical 10% increase in our borrowing rates at the end of fiscal 2017 could result in approximately $0.5 million annual increase in interest expense on these existing principal balances.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In fiscal 2017, revenue and operating income were favorably impacted by foreign currency exchange rates by $8.3 million and $0.7 million, respectively.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, New Zealand dollars and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding at the end of fiscal 2017 and 2016 are summarized as follows:

	At the End of Fiscal 2017		At the End of Fiscal 2016
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(54.3)	$(0.1)	$(99.2)	$—
Sold	$217.8	$0.5	$86.1	$0.1

TRIMBLE INC.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

At the End of Fiscal Year	2017	2016
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$358.5	$216.1
Short-term investments	178.9	111.1
Accounts receivable, net	414.8	354.8
Other receivables	42.8	35.4
Inventories	271.8	218.8
Other current assets	50.3	42.5
Total current assets	1,317.1	978.7
Property and equipment, net	174.0	144.2
Goodwill	2,287.1	2,077.6
Other purchased intangible assets, net	364.8	333.3
Other non-current assets	155.2	140.0
Total assets	$4,298.2	$3,673.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$128.4	$130.3
Accounts payable	146.1	109.8
Accrued compensation and benefits	143.0	97.5
Deferred revenue	272.4	246.5
Accrued warranty expense	18.3	17.2
Other current liabilities	101.0	86.9
Total current liabilities	809.2	688.2
Long-term debt	785.5	489.6
Non-current deferred revenue	41.0	37.7
Deferred income tax liabilities	40.4	38.8
Income taxes payable	94.1	—
Other non-current liabilities	162.0	113.8
Total liabilities	1,932.2	1,368.1
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 248.9 and 251.3 shares issued and outstanding at the end of fiscal 2017 and 2016, respectively	0.2	0.3
Additional paid-in-capital	1,461.1	1,348.3
Retained earnings	1,035.9	1,177.1
Accumulated other comprehensive loss	(131.2)	(219.9)
Total Trimble Inc. stockholders’ equity	2,366.0	2,305.8
Noncontrolling interests	—	(0.1)
Total stockholders' equity	2,366.0	2,305.7
Total liabilities and stockholders’ equity	$4,298.2	$3,673.8
See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years	2017	2016	2015
(In millions, except per share data)
Revenue:
Product	$1,763.8	$1,562.0	$1,533.5
Service	461.6	430.2	419.9
Subscription	428.8	370.0	337.0
Total revenues	2,654.2	2,362.2	2,290.4
Cost of sales:
Product	866.5	760.8	731.1
Service	196.3	169.9	164.2
Subscription	113.0	104.9	100.3
Amortization of purchased intangible assets	85.8	88.6	92.6
Total cost of sales	1,261.6	1,124.2	1,088.2
Gross margin	1,392.6	1,238.0	1,202.2
Operating expense
Research and development	370.2	349.6	336.7
Sales and marketing	404.2	377.6	374.6
General and administrative	302.3	256.0	255.3
Restructuring charges	6.9	11.6	11.4
Amortization of purchased intangible assets	63.0	62.2	69.8
Total operating expense	1,146.6	1,057.0	1,047.8
Operating income	246.0	181.0	154.4
Non-operating income (expense), net
Interest expense, net	(25.0)	(25.9)	(25.6)
Foreign currency transaction gain (loss), net	3.3	(1.9)	0.2
Income from equity method investments, net	29.5	17.6	17.9
Other income, net	5.3	5.9	4.9
Total non-operating income (expense), net	13.1	(4.3)	(2.6)
Income before taxes	259.1	176.7	151.8
Income tax provision	137.9	44.5	31.1
Net income	121.2	132.2	120.7
Net gain (loss) attributable to noncontrolling interests	0.1	(0.2)	(0.4)
Net income attributable to Trimble Inc.	$121.1	$132.4	$121.1
Basic earnings per share	$0.48	$0.53	$0.47
Shares used in calculating basic earnings per share	252.1	250.5	255.8
Diluted earnings per share	$0.47	$0.52	$0.47
Shares used in calculating diluted earnings per share	256.7	253.9	258.5

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years	2017	2016	2015
(In millions)
Net income	$121.2	$132.2	$120.7
Foreign currency translation adjustments, net of tax $3.7 in 2017, $(0.2) in 2016, and $(4.3) in 2015	89.2	(53.4)	(90.2)
Net unrealized loss on short-term investments	(0.2)	—	—
Net unrealized actuarial gain (loss), net of tax	(0.3)	0.3	0.1
Comprehensive income	209.9	79.1	30.6
Comprehensive gain (loss) attributable to noncontrolling interests	0.1	(0.2)	(0.4)
Comprehensive income attributable to Trimble Inc.	$209.8	$79.3	$31.0
See accompanying Notes to the Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2014	259.2	$0.3	$1,207.0	$1,211.0	$(76.7)	$2,341.6	$11.8	$2,353.4
Net income				121.1		121.1	(0.4)	120.7
Other comprehensive loss					(90.1)	(90.1)		(90.1)
Comprehensive income						31.0		30.6
Issuance of common stock under employee plans, net of tax withholdings	2.7	—	33.3	(3.6)		29.7		29.7
Stock repurchases	(11.2)	—	(54.1)	(180.3)		(234.4)		(234.4)
Stock-based compensation			50.9			50.9		50.9
Noncontrolling interest investments			—			—	(10.5)	(10.5)
Tax benefit from stock option exercises			0.9			0.9		0.9
Balance at the end of fiscal 2015	250.7	$0.3	$1,238.0	$1,148.2	$(166.8)	$2,219.7	$0.9	$2,220.6
Net income				132.4		132.4	(0.2)	132.2
Other comprehensive loss					(53.1)	(53.1)		(53.1)
Comprehensive income						79.3		79.1
Issuance of common stock under employee plans, net of tax withholdings	5.5	—	76.7	(8.8)		67.9		67.9
Stock repurchases	(4.9)	—	(24.8)	(94.7)		(119.5)		(119.5)
Stock-based compensation			53.2			53.2		53.2
Noncontrolling interest investments			0.8			0.8	(0.8)	—
Tax benefit from stock option exercises			4.4			4.4		4.4
Balance at the end of fiscal 2016	251.3	$0.3	$1,348.3	$1,177.1	$(219.9)	$2,305.8	$(0.1)	$2,305.7
Net income				121.1		121.1	0.1	121.2
Other comprehensive income					88.7	88.7		88.7
Comprehensive income						209.8		209.9
Issuance of common stock under employee plans, net of tax withholdings	5.0	—	90.0	(16.7)		73.3		73.3
Stock repurchases	(7.4)	(0.1)	(42.2)	(246.0)		(288.3)		(288.3)
Stock-based compensation			65.0			65.0		65.0
Noncontrolling interest investments						—	—	—
Tax benefit from stock option exercises			—	0.4		0.4		0.4
Balance at the end of fiscal 2017	248.9	$0.2	$1,461.1	$1,035.9	$(131.2)	$2,366.0	$—	$2,366.0

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years	2017	2016	2015
(In millions)
Cash flows from operating activities:
Net income	$121.2	$132.2	$120.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	34.6	37.0	36.7
Amortization expense	148.8	150.8	162.4
Provision for doubtful accounts	1.2	3.0	1.9
Deferred income taxes	1.4	0.4	0.9
Stock-based compensation	64.8	52.6	50.1
Income from equity method investments	(29.5)	(17.6)	(17.9)
Divestitures gain, net	(6.4)	(3.5)	(3.9)
Provision for excess and obsolete inventories	5.5	15.8	12.3
Other non-cash items	5.2	3.3	10.0
Add decrease (increase) in assets:
Accounts receivable	(41.6)	1.2	0.3
Other receivables	3.6	1.4	8.5
Inventories	(38.7)	24.0	(2.9)
Other current and non-current assets	(19.1)	(1.2)	(7.6)
Add increase (decrease) in liabilities:
Accounts payable	25.9	10.9	(6.4)
Accrued compensation and benefits	33.7	0.6	(0.1)
Deferred revenue	16.4	26.1	28.1
Accrued warranty expense	0.6	(1.1)	(2.0)
Income taxes payable	88.2	(16.1)	(30.4)
Accrued liabilities	(3.9)	(6.2)	(3.7)
Net cash provided by operating activities	411.9	413.6	357.0
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(293.1)	(38.8)	(156.3)
Acquisitions of property and equipment	(43.7)	(26.0)	(43.9)
Purchases of equity method investments	—	(1.5)	(5.5)
Purchases of short-term investments	(288.0)	(113.3)	—
Proceeds from maturities of short-term investments	122.1	2.4	—
Proceeds from sales of short-term investments	97.7	—	—
Net proceeds from sales of businesses	20.1	14.4	12.1
Dividends received from equity method investments	18.1	17.6	20.0
Other	0.8	0.8	1.2
Net cash used in investing activities	(366.0)	(144.4)	(172.4)
Cash flows from financing activities:
Issuance of common stock, net of tax withholdings	73.8	67.5	29.7
Repurchases of common stock	(285.3)	(119.5)	(234.4)
Proceeds from debt and revolving credit lines	786.0	355.0	555.0
Payments on debt and revolving credit lines	(495.4)	(465.3)	(555.2)
Net cash provided by (used in) financing activities	79.1	(162.3)	(204.9)
Effect of exchange rate changes on cash and cash equivalents	17.4	(6.8)	(11.7)
Net increase (decrease) in cash and cash equivalents	142.4	100.1	(32.0)
Cash and cash equivalents, beginning of fiscal year	216.1	116.0	148.0
Cash and cash equivalents, end of fiscal year	$358.5	$216.1	$116.0

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
Trimble is a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Trimble's solutions are used across a range of industries including agriculture, architecture, civil engineering, survey and land administration, construction, geospatial, government, natural resources, transportation, and utilities. Representative Trimble customers include engineering and construction firms, contractors, surveying companies, farmers and agricultural companies, transportation and logistics companies, energy, utility companies, and state, federal and municipal governments.
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
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Fiscal 2017, 2016 and 2015 were all 52-week years, and ended on December 29, 2017, December 30, 2016 and January 1, 2016, respectively. Unless otherwise stated, all dates refer to the Company’s fiscal year.
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
Certain immaterial amounts from prior periods have been reclassified to conform to the current period presentation, including certain line items within the Consolidated Statements of Cash Flows, due to the adoption of accounting for certain aspects of the share-based payments awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements.
Reportable Segments
In March 2017, the Company effected a change in its financial reporting segments to better reflect the Company’s customer base and end markets. Over time, the Company has experienced growth both organically and through strategic business acquisitions, resulting in an increasingly diversified business model. As a result of the Company’s evolution, Trimble’s chief operating decision maker (its Chief Executive Officer) changed the information he regularly reviews to allocate resources and assess performance. Beginning with the first quarter of fiscal 2017, the Company is reporting its financial performance, including revenues and operating income, based on four new reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation. Comparative period financial information by reportable segment has been recast to conform with the current presentation. See Note 6 of the Notes to consolidated financial statements for further information.
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in local currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments, net of tax, recorded in Accumulated other comprehensive loss within the stockholders’ equity section of the Consolidated Balance Sheets. Income and expense accounts are translated at average monthly exchange rates during the year.
Derivative Financial Instruments
The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash, certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, New Zealand dollars and Canadian dollars. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in original maturity. The Company occasionally enters into foreign exchange forward contracts to hedge the purchase price of some of its larger business acquisitions. The Company does not enter into foreign exchange forward contracts for trading purposes. As of the fiscal years ended 2017 and 2016, there were no derivative financial instruments outstanding that were accounted for as hedges.
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
The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. These investments are carried at fair value, and any unrealized gains and losses, net of taxes, are reported in Accumulated other comprehensive loss, except for unrealized losses determined to be other-than-temporary, which would be recorded within Other income, net. The Company has not recorded any such impairment charge in the fiscal year 2017. Realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are recorded as a component of Other income, net.
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
The Company's investment policy requires the portfolio to include only securities with high credit quality and a weighted average maturity not to exceed six months, with the main objective of preserving capital and maintaining liquidity. The Company maintains an investment portfolio of various holdings, types, and maturities.
The Company is also exposed to credit risk in the Company’s trade receivables, which are derived from sales to end-user customers in diversified industries as well as various resellers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral.
With Flex Ltd. as an exclusive manufacturing partner for many of its products, the Company is dependent upon a sole supplier for the manufacture of these products. In addition, the Company relies on sole suppliers for a number of its critical components.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts was $3.6 million and $5.0 million at the end of fiscal 2017 and 2016, respectively. The sales return reserve was $4.2 million and $3.6 million at the end of fiscal 2017 and 2016, respectively.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Adjustments are also made to reduce the cost of inventory for estimated excess or obsolete balances. Factors influencing these adjustments include declines in demand which impact inventory purchasing forecasts, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. If the Company's estimates used to reserve for excess and obsolete inventory are different from what it expected, the Company may be required to recognize additional reserves, which would negatively impact its gross margin.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms when applicable. Useful lives generally include a range from four to six years for machinery and equipment, five to seven years for furniture and fixtures, two to five years for computer equipment and software, thirty-nine years for buildings, and the life of the lease for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range generally from two to five years. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $34.6 million in fiscal 2017, $37.0 million in fiscal 2016 and $36.7 million in fiscal 2015.
Lease Obligations
The Company enters into lease arrangements for office space, facilities, and equipment under non-cancelable capital and operating leases. Certain of the operating lease agreements contain rent holidays, rent escalation provisions, and purchase options. Rent holidays and rent escalation provisions are considered in determining the straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception.
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

Goodwill and Purchased Intangible Assets
Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets acquired individually, with a group of other assets, or in a business combination are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog, trademarks and in-process research and development. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives ranging from four years to eight years with a weighted average useful life of 6.1 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth fiscal quarter of each year based on the values on the first day of that quarter. For the Company's annual goodwill impairment test in the fourth quarter of fiscal 2017, goodwill was reviewed for impairment utilizing a quantitative two-step process.  In the first step of this test, goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. When the Company performs a quantitative assessment of goodwill impairment, the determination of fair value of a reporting unit involves the use of significant estimates and assumptions. The discounted cash flows are based upon, among other things, assumptions about expected future operating performance using risk-adjusted discount rates. Actual future results may differ from those estimates. As of the first day of the fourth quarter of fiscal 2017, the fair value for our reporting units ranged from 311% to approximately 903% of carrying amounts, therefore goodwill was not impaired and no further testing was required.
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
Warranty
The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on the Company’s behalf. The Company’s expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. When products sold include warranty provisions, they are covered by a warranty for periods ranging generally from one year to two years.
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
Changes in the Company’s product warranty liability during the fiscal years ended 2017 and 2016 are as follows:

Fiscal Years	2017	2016
(In millions)
Beginning balance	$17.2	$18.5
Acquired warranties	0.5	(0.2)
Accruals for warranties issued	20.4	18.3
Changes in estimates	(0.8)	0.3
Warranty settlements (in cash or in kind)	(19.0)	(19.7)
Ending Balance	$18.3	$17.2
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
It is not possible to determine the maximum potential exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not been material and no liabilities have been recorded on the Consolidated Balance Sheets at the end of fiscal 2017 and 2016.
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
Revenue from purchased extended warranty and post contract support ("PCS") agreements is deferred and recognized ratably over the term of the warranty or support period. Revenue from the Company's subscription services related to its hardware and software applications is recognized ratably over the term of the subscription service period beginning on the date that service is made available to the customer, assuming all revenue recognition criteria have been met.
The Company presents revenue net of sales taxes and any similar assessments.
The Company’s software arrangements generally consist of a perpetual license fee and PCS. The Company generally has established vendor-specific objective evidence ("VSOE") of fair value for the Company’s PCS contracts based on the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method. License revenue is primarily recognized when the software has been delivered and fair value has been established for all remaining undelivered elements. In cases where VSOE of fair value for PCS is not established, revenue is recognized ratably over the PCS period after all software deliverables have been made and the only the undelivered element is PCS.
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
In evaluating the revenue recognition for the Company's hardware or subscription agreements which contain multiple deliverables, the Company determined that in certain instances the Company was not able to establish VSOE for some or all deliverables in an arrangement as the Company infrequently sold each element on a standalone basis, did not price products within a narrow range, or had a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence ("TPE"). TPE is determined based on competitor prices for similar deliverables when sold separately. The Company’s offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company typically is not able to establish the selling price of an element based on TPE.
When the Company is unable to establish selling price using VSOE or TPE, the Company uses its best estimate of selling price ("BESP") in the Company’s allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, market conditions, competitive landscape, internal costs, geographies and gross margin. The determination of BESP is made through consultation with and formal approval by the Company’s management, taking into consideration the Company’s go-to-market strategy.
Advertising and Promotional Costs
The Company expenses all advertising and promotional costs as incurred. Advertising and promotional expense was approximately $37.2 million, $37.2 million, and $32.3 million, in fiscal 2017, 2016 and 2015, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not significant and were expensed as incurred. The Company received third party funding of approximately $18.1 million, $13.0 million, and $12.5 million in fiscal 2017, 2016 and 2015, respectively. The Company offsets research and development expense with any third party funding earned. The Company retains the rights to any technology developed under such arrangements.
Stock-Based Compensation
The Company has employee stock benefit plans, which are described more fully in "Note 13: Employee Stock Benefit Plans." Stock compensation expense recognized in the Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards expected to vest during the period, net of estimated forfeitures. The Company attributes the fair value of stock options and restricted stock units ("RSUs") to expense using the straight-line method. The fair value for time-based and performance-based RSUs ("PSUs") is measured at the grant date using the fair value of Trimble’s common stock, with total expense for PSUs based upon the expected achievement of the underlying performance goals as adjusted in future periods for changes in expectations and actual achievement. The fair value for restricted stock units with market-based vesting conditions is measured at the grant date using a Monte Carlo simulation. The grant date fair value for options is estimated using the binomial valuation model. The fair value of rights to purchase shares under the Employee Stock Purchase Plan ("ESPP") is estimated using the Black-

Scholes option-pricing model. The Company estimates forfeitures at the date of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical and current information to estimate forfeitures.
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

The Company is subject to income taxes in the U.S. and numerous other countries, and is subject to routine corporate income tax audits in many of these jurisdictions. The Company generally believes that positions taken on its tax returns are more likely than not to be sustained upon audit, but tax authorities in some circumstance have, and may in the future, successfully challenge these positions. Accordingly, the Company’s income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the Company’s income tax provision and, therefore, could have a material impact on its income tax provision, net income and cash flows. The Company’s accrual for uncertain tax positions includes uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions and related interest. See Note 11 of the Notes to consolidated financial statements for additional information.
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
Recent Accounting Pronouncements
Fiscal 2017 Adoption
Inventory
In July 2015, the FASB issued amendments to simplify the measurement of inventory. Under the amendments, inventory will be measured at the “lower of cost or net realizable value” and options that existed for “market value” are eliminated. The guidance defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. The Company adopted the amendments beginning in the first quarter of fiscal 2017. The adoption did not have a material impact on the Company's consolidated financial statements.

Derivatives and Hedging
In March 2016, the FASB issued amendments to its guidance on the accounting for derivatives and hedging. The new guidance clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The Company adopted the amendments beginning in the first quarter of fiscal 2017. The adoption did not have a material impact on the Company's consolidated financial statements.

Investments - Equity Method and Joint Ventures
In March 2016, the FASB issued new guidance related to equity investments and joint ventures. This standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income is recognized through earnings. The Company adopted the amendments beginning in the first quarter of fiscal 2017. The adoption did not have a material impact on the Company's consolidated financial statements.

Compensation - Stock Compensation
In March 2016, the FASB issued new guidance that changes certain aspects of the accounting for share-based payments awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the amendments beginning in the first quarter of fiscal 2017 and elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase to both net cash from operations and net cash used in financing of $6.5 million and $2.1 million for fiscal years ended 2016 and 2015 respectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on its Consolidated Statements of Cash Flows since such cash flows have historically been presented as a financing activity. Adoption of the new standard resulted in the recognition of excess tax benefits in the Company's provision for income taxes rather than paid-in capital of $8.9 million for fiscal year ended 2017.

Consolidation
In October 2016, the FASB issued amendments to its guidance on the accounting for related parties, which amends the consolidation guidance issued in February 2015 regarding the treatment of indirect interests held through related parties that are under common control. The Company adopted the amendments beginning in the first quarter of fiscal 2017. The adoption did not have a material impact on the Company's consolidated financial statements.
Fiscal 2018 Adoption
Revenue from Contracts with Customers
In May 2014, the FASB issued a comprehensive new revenue recognition standard that replaces the current revenue recognition guidance under U.S. GAAP. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard may be applied either retrospectively to each prior period presented or with the cumulative effect recognized as of the date of initial application. The Company plans to adopt this accounting standard update in the first quarter of fiscal 2018 using the full retrospective adoption method. The Company does not anticipate that its internal control framework will materially change, but rather existing internal controls will be modified and augmented as necessary to implement the new revenue standard.
While the Company continues to assess all potential impacts of the standard, it is currently anticipated that the standard will not have a material impact on its Consolidated Statements of Income or Statements of Cash Flows. However, it does anticipate that the standard will have a material impact on the Consolidated Balance Sheets with the primary impacts due to a reduction in deferred revenue for revenue streams that will be recognized sooner under the new standard, which is currently estimated at between $40.0 million and $55.0 million, and capitalization of incremental costs to obtain customer contracts, which is currently estimated at between $30.0 million and $40.0 million.
Although it is expected that the annual revenue impacts on the Consolidated Statements of Income will be not be material, the timing of a portion of revenue may shift between periods due primarily to the accounting for software term licenses, custom professional service contracts, and non-standard terms and conditions. Under the new standard, software term license revenue will be recognized predominantly at the time of delivery rather than ratably over the contract period as is required under the current standard. Some custom professional service contracts are expected to be recognized over time rather than at contract completion. The majority of revenue, which is related to hardware, software perpetual licenses, SaaS, and other service and support offerings, will remain substantially unchanged. Additionally, incremental costs to obtain customer contracts will be capitalized and amortized over a benefit period, which is the shorter of customer or product life. The Company will elect a practical expedient to exclude contracts with a benefit period of a year or less from this deferral requirement for both retrospective and future financial statement periods. The annual cost impact of the deferral and amortization on the Consolidated Statements of Income is not expected to be material.

Financial Instruments - Overall
In January 2016, the FASB issued new guidance that will require entities to measure equity investments currently accounted for under the cost method at fair value and recognize any changes in fair value in net income. For equity investments without readily determinable fair values, an entity may elect measurement at cost minus impairment, if any, plus or minus any adjustments from observable market transactions. The Company plans to adopt this standard in the first quarter of fiscal 2018 on a prospective basis as required specifically for equity investments. Since none of its equity investments have readily determinable fair values, the Company will elect to measure equity investments at cost less any impairments unless an observable transaction occurs, at which time, the Company would remeasure the investment through net income. The Company’s equity investments are immaterial on its consolidated balance sheets; therefore, adoption of this guidance will not have a material impact. Additionally, other provisions of this standard will not have a material impact for the Company’s consolidated financial statements.
Statement of Cash Flows
In August 2016, the FASB issued new guidance related to statement of cash flows. This guidance amended the existing accounting standard for the statement of cash flows by providing unified guidance for classification of certain cash receipts and cash payments. The Company will adopt this guidance in the first quarter of fiscal 2018, retrospectively. The impact of the related amendments will include, for all periods presented, (a) a reclassification of contingent consideration payments made after business combinations by decreasing net cash used in investing activities and increasing net cash used in financing activities, and (b) a reclassification of dividends received from equity method investees by decreasing net cash provided by investing activities and increasing net cash provided by operating activities.
Accounting for Income Taxes - Intra-Entity Asset Transfers
In October 2016, the FASB issued new guidance related to income taxes. This standard requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The guidance is effective and will be adopted by the Company in its first quarter of fiscal 2018 by using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. Although the Company expects that the deferred tax assets will increase, the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
Other Income - Gains and Losses from the Derecognition of Non-financial Assets
In February 2017, the FASB issued new guidance clarifying the scope and application of existing guidance related to the sale or transfer of non-financial assets to non-customers that is not a sale of a business, including partial sales and transfers of non-financial assets to joint ventures. The amendments are effective at the same time as the new revenue recognition guidance, which the Company expects to adopt in the first quarter of fiscal 2018. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
Compensation - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued new guidance to improve the presentation for components of defined benefit pension cost, which requires employers to report the service cost component of net periodic pension cost in the same line item as other compensation expense arising from services rendered during the period. The standard also requires the other components of net periodic cost be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. The guidance is effective and will be adopted by the Company in its first quarter of fiscal 2018 on a retrospective basis. The Company has defined benefit pension plans that are immaterial for its consolidated financial statements; therefore, adoption of this guidance will not have a material impact.

Future Adoption
Leases
In February 2016, the FASB issued new guidance that requires a lessee to recognize lease assets and lease liabilities on the balance sheet for most leases and provide enhanced disclosures. Most prominent is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Leases will continue to be classified as either finance or operating leases, and for both, the initial lease liabilities should be measured at the present value of the lease payments. This new guidance is effective beginning in fiscal 2019, although early adoption is permitted. Companies are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and there are certain practical expedients that companies may elect, including an accounting policy election to not recognize lease assets and liabilities for leases with a term of twelve months or less. While the Company is continuing to assess all potential impacts of the standard, it currently anticipates that the standard will have a material effect on its consolidated balance sheets, with the most significant impact related to the accounting for real estate lease assets and liabilities. The Company plans to adopt the standard in fiscal 2019 and is evaluating the use of optional practical expedients.

Financial Instruments - Credit Losses
In June 2016, the FASB issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented based on the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The new standard is effective for the Company beginning in fiscal 2020. Early adoption for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. The Company is currently evaluating the effect of the updated standard on its consolidated financial statements.

Intangibles - Goodwill and Other
In January 2017, the FASB issued new guidance to that simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in today’s two-step impairment test. The impairment test is performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is to be applied on a prospective basis and is effective for the Company beginning in fiscal 2020 and early adoption is permitted. The Company currently anticipates that the adoption will not have a material impact on its consolidated financial statements.

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

The following table shows the computation of basic and diluted earnings per share:

Fiscal Years	2017	2016	2015
(In millions, except per share data)
Numerator:
Net income attributable to Trimble Inc.	$121.1	$132.4	$121.1
Denominator:
Weighted average number of common shares used in basic earnings per share	252.1	250.5	255.8
Effect of dilutive securities	4.6	3.4	2.7
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	256.7	253.9	258.5
Basic earnings per share	$0.48	$0.53	$0.47
Diluted earnings per share	$0.47	$0.52	$0.47
For fiscal 2017, 2016 and 2015 the Company excluded 0.5 million shares, 4.3 million shares and 6.1 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive.

NOTE 4: BUSINESS COMBINATIONS
During fiscal 2017, 2016 and 2015 the Company acquired multiple businesses, all with cash consideration. The Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition.
During fiscal 2017, the Company acquired ten businesses, with total purchase consideration of $331.2 million. The purchase prices ranged from less than $2.0 million to $134.0 million. The largest acquisition was Müller-Elektronik, a privately held German company specializing in implement control and precision farming solutions. In the aggregate, the businesses acquired during fiscal 2017 contributed approximately two percent to the Company's total revenue during fiscal 2017.

During fiscal 2016, the Company acquired four businesses, with total purchase consideration of $27.6 million. The purchase prices ranged from less than $0.3 million to $14.0 million. The acquisitions were not significant individually or in the aggregate. The largest acquisition was of a company that manages content and software solutions that enable Mechanical, Electrical and Plumbing (MEP) contractors and engineers to produce intelligent and constructible models, based in Rocklin, California. In the aggregate, the businesses acquired during fiscal 2016 contributed less than one percent to the Company's total revenue during fiscal 2016.
During fiscal 2015, the Company acquired thirteen businesses, with total purchase consideration of $176.2 million. The acquisitions were not significant individually or in the aggregate. The purchase prices ranged from less than $2.0 million to $30.0 million. The largest acquisition was a Norwegian company specializing in BIM software for infrastructure design software solutions across the European region. In the aggregate, the businesses acquired during fiscal 2015 collectively contributed less than one percent to the Company's total revenue during fiscal 2015.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of each acquisition. For certain acquisitions completed in fiscal 2017, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items the fair value of intangible assets and goodwill could be impacted. Thus the provisional measurements of fair value set forth below are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis.  Acquisition costs of $7.4 million, $6.8 million and $9.9 million in fiscal 2017, 2016 and 2015, respectively, were expensed as incurred, along with the changes in fair value of the contingent consideration liabilities, and are included in General and administrative expenses in the Consolidated Statements of Income.
The following table summarizes the Company’s business combinations completed during fiscal 2017, 2016 and 2015:

Fiscal Years	2017	2016	2015
(In millions)
Fair value of total purchase consideration	$331.2	$27.6	$176.2
Less fair value of net assets acquired:
Net tangible assets acquired	29.7	(1.9)	8.0
Identified intangible assets	166.7	13.6	83.3
Deferred taxes	(5.8)	(1.3)	(13.6)
Goodwill	$140.6	$17.2	$98.5

Intangible Assets
The following table presents details of the Company’s total intangible assets:

		At the End of Fiscal 2017			At the End of Fiscal 2016
(In millions)	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	6	$915.3	$(729.9)	$185.4	$794.8	$(620.6)	$174.2
Trade names and trademarks	5	58.7	(48.6)	10.1	50.9	(42.9)	8.0
Customer relationships	7	512.1	(351.3)	160.8	438.7	(294.1)	144.6
Distribution rights and other intellectual properties	6	69.2	(60.7)	8.5	64.3	(57.8)	6.5
		$1,555.3	$(1,190.5)	$364.8	$1,348.7	$(1,015.4)	$333.3

The estimated future amortization expense of intangible assets at the end of fiscal 2017 is as follows (in millions):

2018	$133.1
2019	91.6
2020	62.6
2021	40.7
2022	21.7
Thereafter	15.1
Total	$364.8
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
The changes in the carrying amount of goodwill by segment for fiscal 2017 are as follows:

(In millions)	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
At the end of fiscal 2016	$663.7	$405.1	$217.7	$791.1	$2,077.6
Additions due to acquisitions and current year acquisitions' purchase price adjustments	2.5	—	86.3	51.8	140.6
Purchase price adjustments - prior years' acquisitions	(0.1)	—	—	—	(0.1)
Foreign currency translation adjustments	40.7	17.1	10.5	7.6	75.9
Divestitures (1)	—	(6.9)	—	—	(6.9)
At the end of fiscal 2017	$706.8	$415.3	$314.5	$850.5	$2,287.1
(1) In the first quarter of 2017, the Company sold its ThingMagic business, which was part of the Geospatial segment.
NOTE 5: CERTAIN BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet items:

At the End of Fiscal Year	2017	2016
(In millions)
Inventories:
Raw materials	$85.4	$77.9
Work-in-process	12.4	6.8
Finished goods	174.0	134.1
Total inventories	$271.8	$218.8
Finished goods includes $16.6 million at the end of fiscal year 2017 and $14.4 million at the end of fiscal year 2016 for costs of sales that have been deferred in connection with arrangements for which the related revenue has been deferred.

At the End of Fiscal Year	2017	2016
(In millions)
Property and equipment, net:
Machinery and equipment	$130.6	$113.3
Software and licenses	124.4	119.4
Furniture and fixtures	29.3	26.3
Leasehold improvements	36.6	32.1
Construction in progress	32.9	10.8
Buildings	60.9	47.9
Land	10.0	8.3
	424.7	358.1
Less: accumulated depreciation	(250.7)	(213.9)
Total	$174.0	$144.2

At the End of Fiscal Year	2017	2016
(In millions)
Other non-current liabilities:
Deferred compensation	$27.1	$22.6
Pension	19.6	13.1
Deferred rent	3.1	3.3
Unrecognized tax benefits	76.4	65.3
Other	35.8	9.5
Total	$162.0	$113.8

NOTE 6: REPORTING SEGMENT AND GEOGRAPHIC INFORMATION
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

Fiscal Years	2017	2016	2015
(In millions)
Buildings and Infrastructure
Revenue	$834.9	$743.5	$688.6
Operating income	179.9	133.9	108.2
Depreciation expense	6.2	7.0	7.8
Geospatial
Revenue	$661.2	$634.7	$672.8
Operating income	130.9	120.8	135.3
Depreciation expense	5.4	6.5	6.4
Resources and Utilities
Revenue	$476.9	$395.7	$381.8
Operating income	136.3	118.4	109.9
Depreciation expense	3.2	2.0	1.9
Transportation
Revenue	$681.2	$588.3	$547.2
Operating income	120.6	102.9	106.5
Depreciation expense	5.2	5.5	5.2
Total
Revenue	$2,654.2	$2,362.2	$2,290.4
Operating income	567.7	476.0	459.9
Depreciation expense	20.0	21.0	21.3

At the End of Fiscal Year	2017	2016
(In millions)
Buildings and Infrastructure
Accounts receivable	$118.5	$104.7
Inventories	62.1	51.3
Goodwill	706.8	663.7
Geospatial
Accounts receivable	$117.7	$108.3
Inventories	110.7	100.4
Goodwill	415.3	405.1
Resources and Utilities
Accounts receivable	$76.9	$65.5
Inventories	45.3	31.0
Goodwill	314.5	217.7
Transportation
Accounts receivable	$101.7	$76.3
Inventories	53.7	36.1
Goodwill	850.5	791.1
Total
Accounts receivable	$414.8	$354.8
Inventories	271.8	218.8
Goodwill	2,287.1	2,077.6
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

Fiscal Years	2017	2016	2015
(In millions)
Consolidated segment operating income	$567.7	$476.0	$459.9
Unallocated corporate expense (1)	(87.4)	(70.5)	(70.0)
Restructuring charges (2)	(10.5)	(13.3)	(12.8)
Stock-based compensation	(64.8)	(52.6)	(50.1)
Amortization of purchased intangible assets	(148.8)	(150.8)	(162.4)
Amortization of acquisition-related inventory step-up	(2.8)	—	—
Acquisition and divestiture items	(7.4)	(6.8)	(9.9)
Executive transition costs	—	(1.0)	—
Litigation costs	—	—	(0.3)
Consolidated operating income	246.0	181.0	154.4
Non-operating income (expense), net	13.1	(4.3)	(2.6)
Consolidated income before taxes	$259.1	$176.7	$151.8
(1) Unallocated corporate expense includes general corporate expense.
(2) Restructuring charges primarily consist of severance and benefits, resulting from employee headcount reductions in connection with the Company's restructuring programs related to decisions to streamline processes and reduce the cost structure. As of the end of fiscal 2017, the Company's restructuring liability was $1.4 million, which is expected to be settled in fiscal 2018. Restructuring liabilities are reported within Other current liabilities on the Consolidated Balance Sheets.
The geographic distribution of Trimble’s revenue and long-lived assets is summarized in the tables below. Other non-US geographies include Canada, and countries in South and Central America, the Middle East, and Africa. Revenue is defined as revenue from external customers.

Fiscal Years	2017	2016	2015
(In millions)
Revenue (1):
United States	$1,285.7	$1,156.0	$1,142.1
Europe	677.1	574.9	557.2
Asia Pacific	378.3	352.6	321.1
Other non-US countries	313.1	278.7	270.0
Total consolidated revenue	$2,654.2	$2,362.2	$2,290.4

(1)	Revenue is attributed to countries based on the location of the customer.
No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue in fiscal years 2017, 2016 and 2015. No single customer accounted for 10% or more of Trimble's accounts receivable as of fiscal years ended 2017 and 2016.
Property and equipment, net by geographic area was as follows:

At the End of Fiscal Year	2017	2016
(In millions)
Property and equipment, net:
United States	$131.7	$120.4
Europe	33.1	15.3
Asia Pacific and other non-US countries	9.2	8.5
Total property and equipment, net	$174.0	$144.2

NOTE 7: DEBT
Debt consisted of the following:

At the End of Fiscal Year	2017	2016
(In millions)
Notes:
Principal amount	$400.0	$400.0
Unamortized discount on Notes	(2.2)	(2.5)
Debt issuance costs	(2.1)	(2.4)
Credit Facilities:
2014 Credit facility	389.0	94.0
Uncommitted facilities	128.0	130.0
Promissory notes and other debt	1.2	0.8
Total debt	913.9	619.9
Less: Short-term debt	128.4	130.3
Long-term debt	$785.5	$489.6
Notes
On October 30, 2014, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for the issuance of senior debt securities. On November 24, 2014, the Company issued $400.0 million of Senior Notes (“Notes”) under the shelf registration statement. Net proceeds from the offering were $396.9 million after deducting the 0.795% discount on the public offering price. The Company recognized $3.0 million of debt issuance costs associated with the issuance of the Notes, including an underwriting discount of $2.6 million, which is classified as an offset to the Notes on the Consolidated Balance Sheets. The discount and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes. The Notes mature on December 1, 2024 and accrue interest at a rate of 4.75% per annum, payable semiannually in arrears in cash on December 1 and June 1 of each year, beginning on June 1, 2015. The Notes are classified as long-term in the Consolidated Balance Sheets.

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
Credit Facilities
2014 Credit Facility
On November 24, 2014, the Company entered into a new five-year credit agreement with a group of lenders (the “2014 Credit Facility”). The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and/or term loan facilities may be established in an amount up to $500.0 million. The outstanding balance of $389.0 million and $94.0 million is classified as long-term in the Consolidated Balance Sheets as of fiscal years ended 2017 and 2016, respectively.

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

The 2014 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2014 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company's ability to create liens and enter into sale and leaseback transactions, and that restrict its subsidiaries’ ability to incur indebtedness. Further, the 2014 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, the Company must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2014 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters of not less than 3.50 to 1.00. The

Company must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness (as defined in the 2014 Credit Facility) to (y) EBITDA (as defined in the 2014 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3.00 to 1.00; provided, that on the completion of a material acquisition, the Company may increase the ratio by 0.50 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters. The Company was in compliance with these covenants at the end of fiscal 2017.

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
The weighted average interest rate on the long-term debt outstanding under the 2014 Credit Facility was 2.55% and 1.80% at the end of fiscal 2017 and 2016, respectively.
Uncommitted Facilities
The Company also has two $75.0 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The interest rate on the Uncommitted Facilities is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company. The $128.0 million outstanding at the end of 2017 and the $130.0 million outstanding at the end of 2016 under the Uncommitted Facilities are classified as short-term in the Consolidated Balance Sheets. The weighted average interest rate on the Uncommitted Facilities was 2.24% at the end of fiscal 2017 and 1.65% at the end of fiscal 2016.
Promissory Notes and Other Debt
At the end of fiscal 2017 and 2016, the Company had promissory notes and other notes payable totaling approximately $1.2 million and $0.8 million, respectively, of which $0.8 million and $0.5 million, respectively, was classified as long-term in the Consolidated Balance Sheets.
Debt Maturities
At the end of fiscal 2017, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2018	$128.4
2019	389.4
2020	0.3
2021	0.1
2022	—
Thereafter	400.0
Total	$918.2
On February 2, 2018, the Company entered into a $300.0 million Revolving Credit Agreement (the “2018 Interim Credit Facility”), by and between the Company and The Bank of Nova Scotia. For additional discussion, see Note 17 to the consolidated financial statements.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Operating Leases and Other Commitments
The Company’s principal facilities are leased under various cancelable and non-cancelable operating leases that expire at various dates through 2025. For tenant improvement allowances and rent holidays, Trimble records a deferred rent liability on the Consolidated Balance Sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the Consolidated Statements of Income.

The estimated future minimum payments required under the Company’s operating lease commitments at the end of fiscal 2017 were as follows (in millions):

2018	$35.5
2019	30.1
2020	22.5
2021	19.7
2022	15.1
Thereafter	29.5
Total	$152.4
Net rent expense under operating leases was $35.5 million in fiscal 2017, $34.4 million in fiscal 2016, and $34.0 million in fiscal 2015.
At the end of fiscal 2017, the Company had unconditional purchase obligations of approximately $198.1 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.

Additionally, the Company has certain acquisitions that include additional earn-out cash payments based on estimated future revenues, gross margins or other milestones. At the end of fiscal 2017, the Company had $14.2 million included in Other current liabilities of $0.9 million and Other non-current liabilities of $13.3 million related to these earn-outs, representing the fair value of the contingent consideration.

Litigation
On September 2, 2011, Recreational Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment Notwithstanding the Verdict, and on March 18, 2015, the Court awarded the Company a portion of its incurred attorneys’ fees and costs, and entered Final Judgment in the Company’s favor in the amount of $0.6 million. The Judgment also provides that the plaintiff take nothing on its claims.  On April 17, 2015, the plaintiff filed a Notice of Appeal to the Alaska Supreme Court.  On March 24, 2017, the Alaska Supreme Court affirmed, in part, and reversed, in part, the trial court's decision.  The Alaska Supreme Court affirmed the trial court's determination that plaintiff had not proven damages and was not entitled to recover any lost profits, and remanded the case to the trial court for an award of nominal damages to plaintiff.  On December 8, 2017, the trial court entered judgment awarding nominal damages (one Dollar) to plaintiff.  On December 22, 2017, plaintiff filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking further review of the Alaska Supreme Court’s decision.
From time to time, the Company is also involved in litigation arising out of the ordinary course of our business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of the Company's or its subsidiaries' property is subject.

NOTE 9. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following table summarizes the Company’s available-for-sale securities:

At the End of Fiscal Year	2017	2016
(In millions)
Available-for-sale securities:
U.S. Treasury securities	$9.6	$11.7
Municipal debt securities	—	10.0
Corporate debt securities	96.0	31.7
Time deposit	—	2.4
Commercial paper	100.1	77.5
Total available-for-sale securities	$205.7	$133.3

Reported as:
Cash and cash equivalents	$26.8	$22.2
Short-term investments	178.9	111.1
Total	$205.7	$133.3

The gross realized and unrealized gains or losses on the Company's available-for-sale investments as of the end of fiscal 2017 and 2016 were not significant. As of the end of fiscal 2017, the Company considered the decreases in market value on its available-for-sale investments to be temporary in nature and did not consider any of the investments to be other-than-temporarily impaired.

The following table presents the contractual maturities of the Company's available-for-sale investments:

At the End of Fiscal Year	2017	2016
(In millions)
Due in less than 1 year	$191.1	$106.9
Due in 1 to 5 years	14.6	16.4
Due in 5-10 years	—	2.0
Due after 10 years	—	8.0
Total	$205.7	$133.3

The Company’s available-for-sale securities are liquid and may be sold to fund future operating needs. As a result, the Company recorded all of its available-for-sale securities, not classified as Cash equivalents, in Short-term investments regardless of the contractual maturity date of the securities.

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

At the End of Fiscal Year	2017				2016
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Available-for-sale securities:
U.S. Treasury securities (1)	$—	$9.6	$—	$9.6	$—	$11.7	$—	$11.7
Municipal debt securities (1)	—	—	—	—	—	10.0	—	10.0
Corporate debt securities (1)	—	96.0	—	96.0	—	31.7	—	31.7
Time deposit (1)		—		—		2.4		2.4
Commercial paper (1)	—	100.1	—	100.1	—	77.5	—	77.5
Total available-for-sale securities	—	205.7	—	205.7	—	133.3	—	133.3
Deferred compensation plan assets (2)	27.1	—	—	27.1	22.6	—	—	22.6
Derivative assets (3)	—	0.5	—	0.5	—	0.2	—	0.2
Contingent consideration asset (4)	—	—	—	—	—	—	7.0	7.0
Total assets measured at fair value	$27.1	$206.2	$—	$233.3	$22.6	$133.5	$7.0	$163.1
Liabilities
Deferred compensation plan liabilities (2)	$27.1	$—	$—	$27.1	$22.6	$—	$—	$22.6
Derivative liabilities (3)	—	0.1	—	0.1	—	0.1	—	0.1
Contingent consideration liabilities (5)	—	—	14.2	14.2	—	—	4.5	4.5
Total liabilities measured at fair value	$27.1	$0.1	$14.2	$41.4	$22.6	$0.1	$4.5	$27.2

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

(4)
Contingent consideration asset represents an arrangement for buyers to pay the Company for a business that it has divested. The fair value is determined based on the Company's expectations of future receipts. Due to the Company's assessment of the recoverability of the contingent consideration asset, the Company recognized an impairment loss of $7.0 million, which is included in Other income, net for fiscal 2017.

(5)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payment under the arrangements is $50.3 million at the end of fiscal 2017. The fair values are estimated using scenario-based methods or option pricing methods based upon estimated future revenues, gross margins or other milestones. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

At the End of Fiscal Year	2017		2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Notes	$400.0	$430.4	$400.0	$410.6
2014 Credit facility	389.0	389.0	94.0	94.0
Uncommitted facilities	128.0	128.0	130.0	130.0
Promissory notes and other debt	1.2	1.2	0.8	0.8
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

NOTE 11: INCOME TAXES
Income before taxes and the provision for taxes consisted of the following:

Fiscal Years	2017	2016	2015
(In millions)
Income before taxes:
United States	$38.0	$68.4	$55.6
Foreign	221.1	108.3	96.2
Total	$259.1	$176.7	$151.8

Provision for taxes:
US Federal:
Current	$98.6	$34.0	$47.5
Deferred	0.8	(14.3)	(23.0)
	99.4	19.7	24.5
US State:
Current	4.5	3.5	5.7
Deferred	(1.1)	0.6	(2.8)
	3.4	4.1	2.9
Foreign:
Current	42.7	28.8	25.4
Deferred	(7.6)	(8.1)	(21.7)
	35.1	20.7	3.7
Income tax provision	$137.9	$44.5	$31.1
Effective tax rate	53%	25%	20%

The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before taxes ("effective tax rate") was as follows:

Fiscal Years	2017	2016	2015
Statutory federal income tax rate	35%	35%	35%
Increase (reduction) in tax rate resulting from:
Foreign income taxed at lower rates	(15)%	(10)%	(11)%
US State income taxes	1%	2%	1%
US Federal research and development credits	(3)%	(3)%	(3)%
Stock-based compensation	2%	3%	1%
Excess tax benefit related to stock-based compensation	(3)%	—%	—%
Effect of U.S. tax law change	33%	—%	—%
Foreign audit reserve release	—%	—%	(2)%
Divestiture	—%	(5)%	—%
Valuation allowance release - foreign	—%	—%	(3)%
Other	3%	3%	2%
Effective tax rate	53%	25%	20%

On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (the "Tax Act"). The effective tax rate in fiscal 2017 increased compared to 2016 primarily due to the impact of Tax Act as discussed below and a tax benefit from a divestiture of a non-strategic business in 2016, partially offset by a favorable change in the geographic mix of pretax income and stock-based compensation tax benefits resulting from the adoption of FASB guidance for stock-based compensation.

The effective tax rate in fiscal 2016 increased compared to 2015 primarily due to the closing of a foreign audit and valuation allowance release in 2015, increase in nondeductible expense, and a change in the geographic mix of pretax income, partially offset by a tax benefit from a divestiture of a non-strategic business.

The Tax Act imposes a one-time mandatory transition tax on accumulated foreign earnings, which resulted a provisional amount of $126.0 million for the Company. In accordance with 2017 Tax Act taxation of foreign accumulated earnings and profits, the Company reversed its deferred tax liabilities associated with foreign earnings and made appropriate adjustments to certain tax reserves. This resulted in a provisional tax benefit of $46.7 million. The Tax Act reduces the corporate tax rate from 35% to 21% effective January 1, 2018. Since the reduced tax rate has been enacted in 2017, the Company re-measured its ending deferred tax assets and liabilities to reflect the realization at the new 21% corporate tax rate. The re-measurement resulted in a provisional $3.3 million charge to reduce its U.S. deferred tax assets. Finally, a provisional amount of $2.4 million in expense was recorded for state tax and foreign withholding taxes.

In addition, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, ongoing guidance and accounting interpretation are expected over the next year, and significant data and analysis is required to finalize amounts recorded pursuant to the Tax Act, the Company considers the accounting of the transition tax, deferred tax re-measurements, indefinite reinvestment assertion, and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. Also, the Company has not yet determined its policy election as to whether it will recognize deferred taxes for basis differences expected to reverse as Global Intangible Low Taxed Income (“GILTI”) or whether GILTI will be accounted for as a period cost if and when incurred. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

At the End of Fiscal Year	2017	2016
(In millions)
Deferred tax liabilities:
Purchased intangibles	$69.8	$91.9
Depreciation and amortization	13.1	11.7
US residual tax on foreign earnings	—	11.3
Total deferred tax liabilities	82.9	114.9

Deferred tax assets:
Inventory valuation differences	4.6	12.9
Expenses not currently deductible	18.1	27.7
US federal tax credit carryforwards	0.2	0.3
Deferred revenue	5.8	6.9
US state tax credit carryforwards	21.7	15.1
Accrued warranty	2.0	3.1
US federal net operating loss carryforwards	6.4	3.8
Foreign net operating loss carryforwards	20.2	31.2
Stock-based compensation	21.5	31.9
Other	(4.4)	4.1
Total deferred tax assets	96.1	137.0
Valuation allowance	(25.2)	(30.6)
Total deferred tax assets	70.9	106.4
Total net deferred tax liabilities	$(12.0)	$(8.5)

Reported as:
Non-current deferred income tax assets	28.4	30.3
Non-current deferred income tax liabilities	(40.4)	(38.8)
Net deferred tax liabilities	$(12.0)	$(8.5)
At the end of fiscal 2017, the Company has federal and foreign net operating loss carryforwards, or NOLs, of approximately $31.3 million and $100.2 million, respectively. The federal NOLs will begin to expire in 2021. There is, generally, no expiration for the foreign NOLs. Utilization of the Company’s federal and state NOLs is subject to annual limitations in accordance with the applicable tax code. The Company has determined that it is more likely than not that the Company will not realize a portion of the foreign NOLs and, accordingly, a valuation allowance has been established for such amount.
The Company has Federal and California research and development credit carryforwards after federal tax benefit of approximately $0.4 million and $24.2 million, respectively. The federal tax credit carryforwards will expire beginning 2030. The California research tax credits have indefinite carryforward period. The Company believes that it is more likely than not that the Company will not realize a portion of the California research and development credit carryforwards and, accordingly, a valuation allowance has been established for such amount.

The total amount of the unrecognized tax benefits at the end of fiscal 2017 was $82.4 million. A reconciliation of gross unrecognized tax benefit is as follows:

Fiscal Years	2017	2016	2015
(In millions)
Beginning gross balance	$72.9	$59.0	$51.4
Increase (decrease) related to prior years' tax positions	(0.6)	7.5	6.0
Increase related to current year tax positions	12.1	9.9	6.2
Lapse of statute of limitations	(1.6)	(1.4)	(1.5)
Settlement with taxing authorities	(0.4)	(2.1)	(3.1)
Ending gross balance	$82.4	$72.9	$59.0
The Company's total unrecognized tax benefits that, if recognized, would affect its effective tax rate were $68.5 million and $60.5 million at the end of fiscal 2017 and 2016, respectively.
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
In the first quarter of fiscal 2015, the Company received a Notice of Proposed Adjustment from the IRS for the fiscal years 2010 and 2011. The proposed adjustments primarily relate to the valuations of intercompany transfers of acquired intellectual property. The assessments of tax and penalties for the years in question total $67.0 million. In January 2018, the Company and IRS reached agreement to settle certain aspects of the assessments constituting $15.8 million of the total $67.0 million assessment. The Company’s reserves were adequate to cover the agreement. The Company does not agree with the IRS position on the remaining issues, intends to vigorously contest the IRS position, and believes that its reserves are adequate to cover any potential assessments.
Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (whether by payment, release or a combination of both) in the next year by up to $6.2 million primarily related to the IRS partial settlement discussed above.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s liability for unrecognized tax benefits including interest and penalties was recorded in Other non-current liabilities in the accompanying Consolidated Balance Sheets. At the end of fiscal 2017 and 2016, the Company had accrued $12.7 million and $9.3 million, respectively, for payment of interest and penalties.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related tax were as follows:

At the End of Fiscal Year	2017	2016
(In millions)
Accumulated foreign currency translation adjustments	$(127.6)	$(216.8)
Net unrealized loss on short-term investments	(0.2)	—
Net unrealized actuarial losses	(3.4)	(3.1)
Total accumulated other comprehensive loss	$(131.2)	$(219.9)

NOTE 13: EMPLOYEE STOCK BENEFIT PLANS
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the periods indicated:

Fiscal Years	2017	2016	2015
(In millions)
Restricted stock units	$53.3	$35.9	$27.9
Stock options	5.7	10.9	16.6
ESPP	5.8	5.8	5.6
Total stock-based compensation expense	$64.8	$52.6	$50.1
Unrecognized Stock-Based Compensation
At the end of fiscal 2017, total unamortized stock-based compensation expense was $111.3 million, with a weighted-average recognition period of 2.6 years.

2002 Stock Plan
Trimble’s 2002 Stock Plan (“2002 Plan”), provides for the granting of incentive and non-statutory stock options and restricted stock units ("RSUs") for up to 74.6 million shares plus any shares currently reserved but unissued to employees, consultants, and directors of Trimble. Grants of RSUs reduce the plan reserves by a 1.69 multiplier. Both incentive and non-statutory stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options under the 2002 plan generally vest over four years with annual or monthly vesting, and expire seven years from the date of grant. RSUs are converted into shares of Trimble common stock upon vesting on a one-for-one basis, except those with market-based or performance-based vesting conditions, in which case the number of shares may be greater. Time-based RSUs granted to employees generally vest over four years, and those granted to non-employee directors generally vest after one year. Market-based and performance-based RSUs granted to executive officers and other senior employees generally vest after two to three years. Additionally, RSUs granted to certain executive officers may vest earlier upon their retirement meeting age and service conditions. As of the end of fiscal 2017, the number of shares available for grant under the 2002 stock plan was 16.1 million.
Restricted Stock Units
The following table summarizes the Company’s RSU activity during fiscal 2017:

	Restricted Stock Units Outstanding
	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(In millions, except for per share data)
Outstanding at the beginning of year	4.7	$26.40
Granted (1)	2.0	$40.19
Shares released, net	(1.4)	$28.06
Cancelled and Forfeited	(0.2)	$30.58
Outstanding at the end of year	5.1	$31.71
(1) During fiscal year 2017, the Company granted approximately 1.3 million time-based RSUs, 0.5 million performance-based RSUs and 0.2 million market-based RSUs. As of fiscal year end 2017, the Company has 1.7 million market-based and performance-based RSUs outstanding and none had vested as of fiscal 2017 year end.

The following table summarizes information about restricted stock units outstanding as of fiscal 2017:

	Number Of Shares Underlying Restricted Stock Units (in millions)	Weighted- Average Remaining Vesting Period (in years)	Aggregate Fair Value (in millions)
Expected to vest (1)	4.7	1.40	$192.9
(1) For those shares expected to vest upon the achievement of specified performance goals, the amount represents of estimated number of shares that expect to vest based on the estimated achievement of such specified performance goals as of the end of fiscal 2017.
The fair value of restricted stock units expected to vest as of fiscal 2017 is calculated based on the fair value of the Company’s common stock as of the end of fiscal 2017.
Fair value of Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units
Time-based RSUs are service-based awards and vest over time based on continued employment. Performance-based RSUs ("PSUs") vest upon the achievement of specified performance goals, as well as continued employment, and the expense recognized is based upon the expected achievement of such goals. The fair value of time-based RSUs and PSUs is measured on the grant date using the fair value of Trimble’s common stock.
Fair Value of Market-Based Restricted Stock Units
RSUs with market-based vesting conditions vest based on the achievement of the Company’s relative total stockholder return ("TSR") of its common stock as compared to the TSR of the constituents of the S&P 500 at the start of the performance period. The fair value of RSUs with market-based vesting conditions is measured on the grant date using a Monte Carlo simulation with the following weighted-average assumptions:

Fiscal Years	2017	2016	2015
Expected life of Market-Based Restricted Stock Units	3.0 years	3.1 years	2.6 years
Expected stock price volatility	31.46%	33.8%	30.9%
Risk free interest rate	1.46%	0.9%	0.9%
Expected dividend yield	—	—	—
The weighted average grant-date fair value per share of RSUs granted during fiscal years 2017, 2016, and 2015 was $40.19, $26.13, and $23.22 per share, respectively. The fair value of all RSUs vested during fiscal years 2017, 2016, and 2015 was $40.4 million, $33.6 million, and $16.3 million, respectively.
Stock options
The Company did not issue stock options during fiscal 2017. During fiscal 2016 and 2015, stock options issued by the Company were de minimis.

The following table summarizes information about stock options outstanding as of fiscal 2017 year end:

	Number Of Shares (in millions)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of year	7.6	$24.60
Option exercised	(3.2)	22.52
Cancelled and Forfeited	—	25.97
Outstanding at the end of year	4.4	26.12	2.17	$63.8
Options exercisable	4.1	$26.07	2.04	$60.1
The total intrinsic value of options exercised during fiscal 2017, 2016 and 2015 was $41.1 million, $36.0 million, and $13.9 million, respectively.

Fair Value of Stock Options
The fair value of stock options is measured on the grant date using a binomial valuation model. The weighted average grant-date fair value per share of stock options granted during fiscal years 2016 and 2015 was $6.03, and $7.36, respectively. The fair value of all stock options vested during fiscal years 2017, 2016 and 2015 was $6.5 million, $14.6 million, and $18.3 million, respectively.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which an aggregate of 39.0 million shares of Common Stock have been approved for issuance to eligible employees as approved by the stockholders to date. The plan permits eligible employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period, which is generally six months. Rights to purchase shares are granted during the first and third quarter of each fiscal year. The Purchase Plan terminates on March 15, 2027. In fiscal 2017, 2016, and 2015, 0.8 million, 1.1 million, and 1.0 million shares were issued, respectively, representing $20.4 million, $19.1 million, and $18.1 million in cash received for the issuance of stock under the Purchase Plan. At the end of fiscal 2017, the number of shares reserved for future purchases by eligible employees was 9.0 million.
Fair Value of Share Purchase Rights
The fair value of the share purchase rights granted under the Purchase Plan are valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

Fiscal Years	2017	2016	2015
Expected life of purchase	0.5 years	0.5 years	0.5 years
Expected stock price volatility (1)	32.1%	36.9%	31.3%
Risk free interest rate	0.70%	0.41%	0.08%
Expected dividend yield	—	—	—
(1) Expected stock price volatility is based on implied volatilities from traded options on the Company’s stock. The Company used implied volatility because it is representative of future stock price trends during the purchase period.

NOTE 14: COMMON STOCK REPURCHASE
In November 2014, the Company's Board of Directors approved a stock repurchase program ("2014 Stock Repurchase Program"), authorizing the Company to repurchase up to $300.0 million of Trimble’s common stock. In August 2015, the Company’s Board of Directors approved a stock repurchase program ("2015 Stock Repurchase Program"), authorizing the Company to repurchase up to $400.0 million of Trimble’s common stock, replacing the 2014 Stock Repurchase Program. In September 2015, the Company entered into an accelerated share repurchase agreement, or ASR, with an investment bank for $75.0 million. In November 2017, the Company’s Board of Directors approved a stock repurchase program ("2017 Stock Repurchase Program"), authorizing the Company to repurchase up to $600.0 million of Trimble’s common stock. The share repurchase authorization does not have an expiration date and replaces the 2015 Stock Repurchase Program, which was completed.
Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. At the end of fiscal 2017, the 2017 Stock Repurchase Program had remaining authorized funds of $442.2 million.
During fiscal 2017, the Company repurchased approximately 7.4 million shares of common stock in open market purchases, at an average price of $39.18 per share, for a total of $288.3 million under the 2017 and 2015 Stock Repurchase Programs.
During fiscal 2016, the Company repurchased approximately 4.9 million shares of common stock in open market purchases, at an average price of $24.39 per share, for a total of $119.5 million under the 2015 Stock Repurchase Program.
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

Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-capital based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. As a result of the 2017 repurchases, retained earnings was reduced by $246.0 million in fiscal 2017. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes.
NOTE 15: STATEMENT OF CASH FLOW DATA

Fiscal Years	2017	2016	2015
(In millions)
Supplemental disclosure of cash flow information:
Interest paid	$28.4	$27.3	$26.5
Income taxes paid	$46.6	$57.4	$54.0

NOTE 16: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Both fiscal 2017 and 2016 were a 52-week year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Period	2017	2017	2017	2017
(in millions, except per share data)
Revenue	$613.9	$661.9	$670.0	$708.4
Gross margin	326.6	346.5	349.5	370.0
Net income (loss) attributable to Trimble Inc.	50.5	49.9	55.7	(35.0)
Basic net income (loss) per share	0.20	0.20	0.22	(0.14)
Diluted net income (loss) per share	0.20	0.19	0.22	(0.14)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Period	2016	2016	2016	2016
(in millions, except per share data)
Revenue	$583.0	$609.6	$584.1	$585.5
Gross margin	300.6	315.6	309.0	312.8
Net income attributable to Trimble Inc.	19.8	35.7	39.2	37.7
Basic net income per share	0.08	0.14	0.16	0.15
Diluted net income per share	0.08	0.14	0.15	0.15

NOTE 17: SUBSEQUENT EVENTS

On February 2, 2018, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with e-Builder, Inc., a Florida corporation (“e-Builder”), and the stockholders of e-Builder identified therein.  Upon the terms and subject to conditions set forth in the Purchase Agreement, Trimble acquired all of the issued and outstanding shares of common stock of e-Builder for a total purchase price of $500.0 million, subject to certain adjustments described in the Purchase Agreement.  The Purchase Agreement contains representations, warranties and covenants by the parties that are customary for a transaction of this nature. The acquisition closed on February 2, 2018 and e-Builder is now a wholly-owned subsidiary of Trimble.

e-Builder is a SaaS-based construction program management solution for capital program owners and program management firms. e-Builder extends the Company’s ability to accelerate industry transformation by providing an integrated project delivery solution for owners, program managers and contractors across the design, construct and operate lifecycle. The e-Builder business will be reported as part of the Buildings and Infrastructure segment.

On February 2, 2018, the Company entered into a $300.0 million Revolving Credit Agreement, by and between the Company and The Bank of Nova Scotia. The Credit Agreement provides for an unsecured revolving loan facility in the aggregate principal amount of $300.0 million. As of February 2, 2018, after giving effect to the borrowings made on the closing date, the Company had outstanding $300.0 million aggregate principal amount of revolving loans under this credit facility.

The Company may borrow, repay and reborrow funds under the 2018 Interim Credit Facility until its maturity on January 31, 2019. Borrowings under the 2018 Interim Credit Facility will bear interest, at the Company's option, at either: (i) a floating per annum base rate determined by reference to the highest of: (a) The Bank of Nova Scotia’s prime rate; (b) 0.50% per annum above the federal funds effective rate; and (c) LIBOR for an interest period of one month; plus a margin equal to 0.125%, (ii) a fixed per annum rate based on LIBOR plus a margin of 1.125% or (iii) an interest rate agreed between us and The Bank of Nova Scotia. The 2018 Interim Credit Facility contains various customary representations and warranties and affirmative and negative covenants that are substantially the same as those contained in the 2014 Credit Facility.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trimble Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trimble Inc. (the Company) as of December 29, 2017 and December 30, 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2017 and December 30, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1986.
San Jose, California
February 26, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trimble Inc.

Opinion on Internal Control over Financial Reporting

We have audited Trimble Inc.’s internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trimble Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2017, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of all current year acquisitions, which are included in the 2017 consolidated financial statements of the Company and constituted approximately 2% and 1% of total assets and net assets, respectively, as of December 29, 2017, and approximately 2% and (6%) of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of all current year acquisitions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2017 and December 30, 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Jose, California
February 26, 2018

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
The Company’s management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The Company has excluded from its evaluation the internal control over financial reporting of all current year acquisitions, which are included in the December 29, 2017 consolidated financial statements and constituted approximately 2% and 1% of total assets and net assets, respectively, as of December 29, 2017, and approximately 2% and (6%) of revenue and net income, respectively, for the year then ended. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective at the end of fiscal 2017.
The effectiveness of our internal control over financial reporting at the end of fiscal 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
February 26, 2018

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ STEVEN W. BERGLUND Steven W. Berglund	President, Chief Executive Officer, Director	February 26, 2018

/s/ ROBERT G. PAINTER Robert G. Painter	Chief Financial Officer (Principal Financial Officer)	February 26, 2018

/s/ JULIE A. SHEPARD Julie A. Shepard	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2018

/s/ MERIT E. JANOW Merit E. Janow	Director	February 26, 2018

/s/ MEAGHAN LLOYD Meaghan Lloyd	Director	February 26, 2018

/s/ ULF J. JOHANSSON Ulf J. Johansson	Director	February 26, 2018

/s/ RON S. NERSESIAN Ron S. Nersesian	Director	February 26, 2018

/s/ MARK S. PEEK Mark S. Peek	Director	February 26, 2018

/s/ NICKOLAS W. VANDE STEEG Nickolas W. Vande Steeg	Director	February 26, 2018

/s/ KAIGHAM (KEN) GABRIEL Kaigham (Ken) Gabriel	Director	February 26, 2018

/ / Johan Wibergh Johan Wibergh	Director

INDEX TO EXHIBITS

Exhibit
Number

2.1
Agreement and Plan of Merger, dated September 30, 2016, between Trimble Inc. and Trimble Navigation Limited (Incorporated by reference to exhibit number 2.1 to the Company's Current Report on Form 8-K, filed on October 3, 2016)

3.1	Certificate of Incorporation of Trimble Inc. (Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2016)

3.2	By-Laws of Trimble Inc. (Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed on October 3, 2016)

4.1	Form of Common Stock Certificate of Trimble Inc. (Incorporated by reference to exhibit number 4.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2016)

4.2
Indenture, dated as of October 30, 2014, between the Company and U.S. Bank National Association (Incorporated by reference to exhibit number 4.2 to the Company’s Registration Statement on Form S-3, filed October 30, 2014)

4.3
First Supplemental Indenture, dated November 24, 2014, between the Company and U.S. Bank National Association (which includes Form of 4.750% Senior Note due 2024) (Incorporated by reference to exhibit number 4.1 to the Company’s Current Report on Form 8-K, filed November 24, 2014)

4.4
Second Supplemental Indenture, dated October 1, 2016, between Trimble Inc., Trimble Navigation Limited and U.S. Bank National Association (Incorporated by reference to exhibit number 4.2 to the Company’s Current Report on Form 8-K, filed October 3, 2016)

10.1+
Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999 (Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999)

10.2+
Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008 (Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009)

10.3+
Form of Indemnification Agreement between the Company and its officers and directors (Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2017)

10.4+
Form of Change in Control Severance Agreement between the Company and certain Company officers, together with a schedule identifying material differences in the agreements entered into with specific officers.  (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.5+
Form of Executive Severance Agreement between the Company and certain Company officers, together with a schedule identifying material differences in the agreements entered into with specific officers. (Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.6+	Annual Management Incentive Plan Description (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10_Q for the quarter ended March 31, 2017)

10.7+	Incentive Compensation Recoupment Policy (Incorporated by reference to exhibit number 99.1 to the Company’s current report on Form 8-K filed, filed May 8, 2017)

10.8+
Letter of assignment between the Company and Christopher Gibson dated June 11, 2008 (Incorporated by reference to exhibit number 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.9+
Amendment to the letter of assignment between the Company and Christopher Gibson dated December 20, 2009 (Incorporated by reference to exhibit number 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.10+	Board of Directors Compensation Policy (effective as of May 7, 2015) (Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2015)

10.11+
Deferred Compensation Plan effective December 30, 2004, as amended and restated (Incorporated by reference to exhibit number 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.12
Lease dated May 11, 2005 between Carr America Realty Operating Partnership, L.P. and the Company (Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005)

10.13
First Amendment to Lease between Carr NP Properties, LLC and the Company (Incorporated by reference to exhibit number 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.14
Second Amendment, dated May 3, 2017, to Lease between the Company and Wilson Oakmead West, LLC (successor in interest to Carr NP Properties, LLC) (Incorporated by reference to exhibit number 10.6 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.15**
Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated March 12, 2004, as amended January 19, 2005, October 25, 2005 and June 20, 2007 (Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009)

10.16**
Consigned Excess Inventory Addendum to the Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated July 6, 2009 (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009)

10.17
Five-Year Credit Agreement, dated as of November 24, 2014, among the Company, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed November 24, 2014)

10.18
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

10.19
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

10.20+	Retirement Benefit Agreement dated October 6, 2017 between the Company and James Veneziano (filed herewith)

10.21
$300,000,000 Revolving Credit Agreement dated as of February 2, 2018 between Trimble Inc. and The Bank of Nova Scotia. (Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed February 2, 2018)

10.22+	Amended and Restated 2002 Stock Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Form DEF 14A filed on March 23, 2017)

10.23+	Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Form DEF 14A on March 23, 2017)

10.24
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

10.27
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

10.31
Form of global restricted stock unit award agreement (officers) under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.30 to the Company's Annual Report on Form 10-K for the year ended January 1, 2016)

10.32+	Offer letter between the Company and Robert G. Painter dated January 29, 2016 (Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed February 2, 2016)

10.33+
Settlement Agreement and Release by and between Francois Delepine and the Company dated as of March 14, 2016 (Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2016)

10.34+
Letter agreement for consulting services by and between Francois Delepine and the Company dated as of March 14, 2016 (Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2016)

10.35
Form of Global Performance Stock Unit Award Agreement (Total Shareholder Return) under the Company's Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016)

10.36
Form of Global Performance Stock Unit Award Agreement (Operating Income/Revenue) under the Company's Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016)

10.37	Age and Service Equity Vesting Program (Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.38
Form of Global Performance Stock Unit Award Agreement (Operating Income/Revenue). (Incorporated by reference to exhibit number 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.39
Form of Global Performance Stock Unit Award Agreement (Total Stockholder Return). (Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.40
Stock Purchase Agreement dated as of February 2, 2018 by and among Trimble Inc., e-Builder, Inc. and the stockholders of e-Builder named therein. (Incorporated by reference to exhibit number 2.1 to the Company’s Current Report on Form 8-K, filed February 2, 2018)

21.1    Subsidiaries of the Company (filed herewith)

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

SCHEDULE II
TRIMBLE INC.
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Fiscal Years	2017	2016	2015
Allowance for doubtful accounts:
Balance at beginning of period	$5.0	$5.0	$7.8
Acquired allowance	0.3	0.3	0.6
Bad debt expense	1.2	3.0	1.9
Write-offs, net of recoveries	(2.9)	(3.3)	(5.3)
Balance at end of period	$3.6	$5.0	$5.0