Form 10-Q
period 2018-03-30
TRIMBLE INC.
filed 2018-05-09
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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

As of May 4, 2018, there were 249,219,655 shares of Common Stock, par value $0.001 per share, outstanding.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended March 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	First Quarter of	Fiscal Year End
As of	2018	2017
		*As Adjusted
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$274.5	$358.5
Short-term investments	—	178.9
Accounts receivable, net	475.7	427.7
Other receivables	33.4	42.8
Inventories	289.1	264.6
Other current assets	51.9	39.2
Total current assets	1,124.6	1,311.7
Property and equipment, net	184.3	174.0
Goodwill	2,726.4	2,287.1
Other purchased intangible assets, net	466.2	364.8
Deferred costs, non-current	35.6	35.0
Other non-current assets	136.6	143.7
Total assets	$4,673.7	$4,316.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$430.5	$128.4
Accounts payable	157.4	146.0
Accrued compensation and benefits	105.8	143.9
Deferred revenue	324.2	237.6
Accrued warranty expense	18.9	18.3
Other current liabilities	110.0	99.2
Total current liabilities	1,146.8	773.4
Long-term debt	691.8	785.5
Non-current deferred revenue	36.2	39.0
Deferred income tax liabilities	49.8	47.8
Income taxes payable	80.4	94.1
Other non-current liabilities	168.8	162.0
Total liabilities	2,173.8	1,901.8
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 248.7 and 248.9 shares issued and outstanding as of the end of the first quarter of fiscal 2018 and fiscal year end 2017, respectively	0.2	0.2
Additional paid-in-capital	1,497.0	1,461.1
Retained earnings	1,103.6	1,084.6
Accumulated other comprehensive loss	(101.1)	(131.4)
Total Trimble Inc. stockholders' equity	2,499.7	2,414.5
Noncontrolling interests	0.2	—
Total stockholders' equity	2,499.9	2,414.5
Total liabilities and stockholders' equity	$4,673.7	$4,316.3
* See Note 2 for a summary of adjustments

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter of
(In millions, except per share amounts)	2018	2017
		*As Adjusted
Revenue:
Product	$497.8	$409.6
Service	128.8	106.6
Subscription	115.6	94.4
Total revenue	742.2	610.6
Cost of sales:
Product	235.4	193.4
Service	59.6	47.0
Subscription	27.9	26.9
Amortization of purchased intangible assets	23.1	19.0
Total cost of sales	346.0	286.3
Gross margin	396.2	324.3
Operating expense:
Research and development	109.3	88.7
Sales and marketing	122.1	94.4
General and administrative	81.6	69.3
Restructuring charges	1.6	2.9
Amortization of purchased intangible assets	17.4	14.3
Total operating expense	332.0	269.6
Operating income	64.2	54.7
Non-operating income, net:
Interest expense, net	(9.5)	(6.1)
Foreign currency transaction gain, net	3.7	1.4
Income from equity method investments, net	4.9	4.2
Other income, net	3.4	9.5
Total non-operating income, net	2.5	9.0
Income before taxes	66.7	63.7
Income tax provision	8.0	13.9
Net income	58.7	49.8
Net gain attributable to noncontrolling interests	0.2	—
Net income attributable to Trimble Inc.	$58.5	$49.8
Basic earnings per share	$0.24	$0.20
Shares used in calculating basic earnings per share	248.8	252.0
Diluted earnings per share	$0.23	$0.19
Shares used in calculating diluted earnings per share	253.2	255.9
* See Note 2 for a summary of adjustments

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter of
	2018	2017
		*As Adjusted
(In millions)
Net income	$58.7	$49.8
Foreign currency translation adjustments, net of tax	30.3	25.7
Net unrealized loss on short-term investments	—	(0.1)
Net unrealized actuarial loss, net of tax	—	(0.1)
Comprehensive income	89.0	75.3
Comprehensive gain attributable to noncontrolling interests	0.2	—
Comprehensive income attributable to Trimble Inc.	$88.8	$75.3
* See Note 2 for a summary of adjustments
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter of
(In millions)	2018	2017
		*As Adjusted
Cash flow from operating activities:
Net income	$58.7	$49.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8.5	8.9
Amortization expense	40.5	33.3
Stock-based compensation	17.4	13.7
Income from equity method investments	(0.1)	(2.7)
Other non-cash items	(7.4)	(9.7)
Decrease (increase) in assets:
Accounts receivable	(29.4)	(34.0)
Inventories	(21.7)	(2.4)
Other current and non-current assets	(10.6)	(4.7)
Increase (decrease) in liabilities:
Accounts payable	11.1	3.5
Accrued compensation and benefits	(41.6)	(14.8)
Deferred revenue	69.6	53.3
Other liabilities	(12.1)	9.8
Net cash provided by operating activities	82.9	104.0
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(518.7)	(78.5)
Acquisitions of property and equipment	(18.2)	(5.7)
Purchases of short-term investments	(24.0)	(59.0)
Proceeds from maturities of short-term investments	6.2	24.4
Proceeds from sales of short-term investments	196.8	3.9
Other	4.4	19.6
Net cash used in investing activities	(353.5)	(95.3)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	25.3	39.6
Repurchases of common stock	(53.0)	(14.2)
Proceeds from debt and revolving credit lines	591.0	252.0
Payments on debt and revolving credit lines	(383.0)	(226.1)
Other	—	(0.3)
Net cash provided by financing activities	180.3	51.0
Effect of exchange rate changes on cash and cash equivalents	6.3	5.0
Net increase (decrease) in cash and cash equivalents	(84.0)	64.7
Cash and cash equivalents - beginning of period	358.5	216.1
Cash and cash equivalents - end of period	$274.5	$280.8
* See Note 2 for a summary of adjustments

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
NOTE 1. OVERVIEW AND BASIS OF PRESENTATION
Company and Background
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
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2017 was December 29, 2017. The first quarter of fiscal 2018 and 2017 ended on March 30, 2018 and March 31, 2017, respectively. Both fiscal 2018 and 2017 are 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling stockholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for the full year. The information included in this Form 10-Q should be read in conjunction with information included in Trimble's Form 10-K filed with the U.S. Securities and Exchange Commission on February 27, 2018.
Effective the first quarter of fiscal 2018, the Company adopted the new revenue recognition standard, Revenue from Contracts with Customers, and several other new standards as discussed in Note 2. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards. Certain prior period amounts reported in the Company's condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in its Condensed Consolidated Financial Statements and accompanying notes. Estimates and assumptions are used for revenue recognition, including determining the nature and timing of satisfaction of performance obligations and determining standalone selling price of performance obligations, allowances for doubtful accounts, sales returns reserve, allowances for inventory valuation, warranty costs, investments, goodwill impairment, intangibles impairment, purchased intangibles, useful lives for tangible and intangible assets, stock-based compensation, and income taxes among others. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Actual results and outcomes may differ from management's estimates and assumptions.
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting polices during the first quarter of fiscal 2018 from those disclosed in the Company’s most recent Form 10-K, except for significant changes to our accounting policies as a result of adopting the new revenue recognition standard as discussed below:
Revenue Recognition
Significant Judgments
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services.  Revenue is generally recognized net of allowance for returns and any taxes collected from customers. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations; however determining whether products or services are considered distinct performance obligations that should be accounted for separately versus together may sometimes require significant judgment.

Judgment is required to determine stand alone selling price ("SSP") for each distinct performance obligation.  The Company uses a range of amounts to estimate SSP when products and services are sold separately and determines whether there is a discount to be allocated based on the relative SSP of the various products and services.  In instances where SSP is not directly observable, the Company determines SSP using information that may include market conditions and other observable inputs.
Nature of Goods and Services
The Company generates revenue primarily from products, services and subscriptions; each of which is a distinct performance obligation. Product revenue includes hardware and software.  Services including post contract services and extended warranty and subscriptions are performance obligations generally recognized over time.  Descriptions are as follows:
Product
Revenue for hardware is recognized when the control of the product transfers to the customer, which is generally when the product is shipped.  The Company elected to recognize shipping fees reimbursed by the customer as revenue and the cost for shipping as an expense in Cost of sales when control over products has transferred to the customer.
Revenue for perpetual and term licenses is recognized upon delivery and commencement of license term.  In general, the Company’s contracts do not provide for customer specific acceptances.
A small amount of revenue is derived from the licensing of software to OEM customers.  Royalty revenue is recognized as and when the sales or usage occurs, which generally is at the time the OEM ships products incorporating the Company’s software.
Services
Professional services include installation, training, configuration, project management, system integrations, customization, data migration/conversion and other implementation services. The majority of professional services are not complex, can be provided by other vendors, are readily available and billed on a time-and-material basis.  Revenue for distinct professional services is recognized over time, based on work performed.
In some contracts, products and professional services may be combined into a single performance obligation.  This generally arises when products or subscriptions are sold with significant customization, modification, or integration services.  Revenue for the combined performance is recognized over time as the work progresses because of the continuous transfer of control to the customer.  When the Company is unable to reasonably estimate the total costs for the performance obligation, but expects to recover the costs incurred, revenue is recognized to the extent of the costs incurred (zero margin) until such time the Company can reasonably measure the expected costs.
Extended warranty entitles the customer to receive replacement parts and repair services.  Extended warranty is separately priced and is recognized on a straight-line basis over the extended service period which begins after the standard warranty period, ranging from one to two years depending on the product line.
Post contract support entitles the customer to receive software product upgrades and enhancements on a when and if available basis and technical support. Post contract support is recognized on a straight-line basis commencing upon product delivery over the post contract support term, which ranges from one to three years, with one year term being most common.
Subscription
The Company’s software as a service ("SaaS") performance obligations may be sold with devices used to collect, generate, and transmit data.  SaaS is distinct from the related devices. In addition, the Company may host the software which the customer has separately licensed. Hosting services are distinct from the underlying software.
Subscription terms range from month-to-month to five years.  Subscription revenue is recognized monthly over the service duration, commencing from activation.
See Note 6 - Segment Information for disaggregation of revenue by geography.
Accounts receivable, net
Accounts receivable, net, includes billed and unbilled amounts due from customers. Unbilled receivables include revenue recognized that exceed the amount billed to customer, provided the billing is not contingent upon future performance, and the company has the unconditional right to future payment with only the passage of time required. Both billed and unbilled amounts due are stated at their net estimated realizable value.
The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. Each reporting period, the Company evaluates the collectibility of its trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $5.0 million and $3.6 million at the end of the first quarter of fiscal 2018 and end of fiscal 2017, respectively.
Deferred Costs to Obtain Customer Contracts
Our incremental cost of obtaining contracts, which consists of sales commissions related to customer contracts that include maintenance or subscriptions revenue, are deferred if the contractual term is greater than a year or if renewals are expected and the renewal commission is not commensurate with the initial commission. These commissions costs are deferred and amortized on a straight-line basis over a benefit period, either the contract term or the shorter of customer or product life, which is generally between three to seven years. The Company has elected the practical expedient to exclude contracts with an amortization period of a year or less from this deferral requirement.
See Note 10 - Deferred Costs to Obtain Customer Contracts for further information.
Remaining Performance Obligations
Remaining performance obligations represents contracted revenue for which goods or services have not been delivered. The contracted revenue, that will be recognized in future periods, includes both invoiced amounts in deferred revenue as well as amounts that are not yet invoiced.
See Note 12 - Deferred Revenue and Remaining Performance Obligations for further information.
Recently Adopted Accounting Pronouncements
Financial Instruments - Overall
In January 2016, the FASB issued new guidance that will require entities to measure equity investments currently accounted for under the cost method at fair value and recognize any changes in fair value in net income. For equity investments without readily determinable fair values, an entity may elect an alternative measurement method at cost minus impairment, if any, plus or minus any adjustments from observable market transactions. The Company adopted the guidance in the first quarter of fiscal 2018 on a prospective basis for equity investments without readily determinable fair values by electing the alternative measurement method. The Company’s equity investments are immaterial on its consolidated balance sheets; therefore, adoption of this guidance does not have a material impact.

Statement of Cash Flows
In August 2016, the FASB issued new guidance related to statement of cash flows. This guidance amended the existing accounting standards for the statement of cash flows and provided guidance on certain classification issues related to the statement of cash flows. The Company adopted the amendments retrospectively to all periods presented in the first quarter of fiscal 2018. The impact of adoption on the Company’s statements of cash flows is presented along with adoption of Revenue from Contracts with Customers.

Accounting for Income Taxes - Intra-Entity Asset Transfers
In October 2016, the FASB issued new guidance related to income taxes. This standard requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted the guidance beginning in the first quarter of fiscal 2018. The adoption did not have a material impact on the Company's consolidated financial statements.

Other Income – Gains and Losses from the Derecognition of Non-financial Assets and Definition of a Business
In February 2017, the FASB issued new guidance clarifying the scope and application of existing guidance related to the sale or transfer of non-financial assets to non-customers, including partial sales. In January 2017, the FASB issued amendments to the definition of a business for companies that sell or acquire businesses. The Company adopted both of these amendments beginning in the first quarter of fiscal 2018. The adoption did not have a material impact on the Company's consolidated financial statements.

Compensation - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued new guidance to improve the presentation for components of defined benefit pension cost, which requires employers to report the service cost component of net periodic pension cost in the same line item as other compensation expense arising from services rendered during the period. The standard also requires the other components of net periodic cost be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. The Company adopted the guidance retrospectively to all periods presented beginning in the first quarter of fiscal 2018. The

Company has defined benefit pension plans that are immaterial for its consolidated financial statements; therefore, adoption of this guidance did not have a material impact.
Revenue from Contracts with Customers
In May 2014, the FASB issued a comprehensive new revenue recognition standard that replaces the prior revenue recognition guidance under U.S. GAAP. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company adopted the requirements of the new standard starting the first quarter of fiscal 2018, utilizing the full retrospective method of transition. Adoption of the new standard resulted in changes to the Company's accounting policies for revenue recognition and accounts receivable, net and deferred costs to obtain customer contracts as described in Note 2 above. The Company applied the new standard using a practical expedient where the remaining performance obligations and an explanation of when it expects to recognize that amount as revenue for all reporting periods presented before the date of the initial application is not disclosed. In addition, the Company did not restate revenue for contracts that begin and end in the same fiscal year.
The impact of adopting the new standard on the Consolidated Statements of Income for fiscal 2017 and 2016 is not material. The majority of revenue, which is related to hardware, software perpetual licenses, SaaS, and other service and support offerings, remains substantially unchanged. The primary revenue impacts related to the new standard are earlier recognition of software term licenses, certain professional service contracts, and non-standard terms and conditions. Previously, the Company expensed the majority of its commission expense as incurred. Under the new standard, the Company capitalizes and amortizes incremental commission costs to obtain the contract over a benefit period. The Company has elected a practical expedient to exclude contracts with a benefit period of a year or less from this deferral requirement for both retrospective and future financial statement periods.
The impact of adoption the new standard on the Consolidated Balance Sheets for fiscal 2017 and 2016 is material with the primary impacts due to a reduction in deferred revenue for revenue streams that are recognized sooner under the new standard and capitalization of incremental costs to obtain customer contracts.
Adoption of the new standard had no impact to cash provided by or used in operating, financing, or investing activities on the Statements of Cash Flows for fiscal 2017 and 2016, although cash provided from operating activities had offsetting adjustments within accounts.
Impacts to Previously Reported Results
Adoption of the standard using the full retrospective method required the Company to restate certain previously reported results primarily related to revenue and cost of sales, accounts receivable, net, deferred costs to obtain customer contracts, and deferred income taxes as shown in the Company's previously reported results below.

Adoption of Revenue from Contracts with Customers standards and the new Statement of Cash Flows impacted Company's previously reported results as follows:

	First quarter of fiscal 2017
(In millions, except per share amounts)	As Previously Reported	Adjustments a	As Adjusted
Revenue	$613.9	$(3.3)	$610.6
Gross margin	326.6	(2.3)	324.3
Operating income	56.6	(1.9)	54.7
Income tax provision	15.1	(1.2)	13.9
Net Income attributable to Trimble Inc.	$50.5	$(0.7)	$49.8
Diluted earnings per share	$0.20	$(0.01)	$0.19

	Fiscal Year End 2017
(In millions)	As Previously Reported	Adjustments a	As Adjusted
Accounts receivable, net	$414.8	$12.9	$427.7
Inventories	271.8	(7.2)	264.6
Deferred costs, non-current	—	35.0	35.0
Other current and non-current assets	205.5	(22.6)	182.9
Current and non-current deferred revenue	313.4	(36.8)	276.6
Other current liabilities	101.0	(1.8)	99.2
Deferred income tax liabilities	40.4	7.4	47.8
Stockholders' equity	$2,366.0	$48.5	$2,414.5
a. Adjusted to reflect the adoption of Revenue from Contracts with Customers

.

	Fiscal Year End 2017
(In millions)	As Previously Reported	Adjustments b	As Adjusted
Net cash provided by operating activities	$411.9	$17.8	$429.7
Net cash used in investing activities	(366.0)	(5.2)	(371.2)
Net cash provided by financing activities	$79.1	$(12.6)	$66.5
b. Adjusted to reflect the adoption of Statement of Cash Flows.

Recently issued Accounting Pronouncements not yet adopted
Leases
In February 2016, the FASB issued new guidance that requires a lessee to recognize lease assets and lease liabilities on the balance sheet for most leases and provide enhanced disclosures. Most prominent is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Leases will continue to be classified as either finance or operating leases, and for both, the initial lease liabilities should be measured at the present value of the lease payments. Right of use assets for leases are measured based on the lease liability adjusted for deferred and prepaid rent as well as lease incentives paid. This new guidance is effective beginning in fiscal 2019, although early adoption is permitted. Currently, companies are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain practical expedients that companies may elect, including an accounting policy election to not recognize lease assets and liabilities for leases with a term of twelve months or less. At its November 29, 2017 meeting, the FASB announced that it plans to allow a simplified transition approach for companies to elect not to restate their comparative periods in the period of adoption when transitioning to the new lease accounting. The Company plans to elect the simplified transition approach upon final issuance of the update. While the Company is continuing to assess all potential impacts of the standard, it currently anticipates that the standard will have a material effect on its consolidated balance sheets, with the most significant impact related to the accounting for real estate lease assets and liabilities. The Company plans to adopt the standard in fiscal 2019 and is evaluating the use of optional practical expedients. Currently, the Company is evaluating all of its leases to determine the overall accounting impacts and the lease system requirements to provide the new accounting and reporting for leases.

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

Intangibles - Goodwill and Other
In January 2017, the FASB issued new guidance that simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the current two-step impairment test. The impairment test is performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is to be applied on a prospective basis and is effective for the Company beginning in fiscal 2020 and early adoption is permitted. The Company currently anticipates that the adoption will not have a material impact on its consolidated financial statements.
NOTE 3. STOCKHOLDERS’ EQUITY
Stock Repurchase Activities
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
During the first quarter of fiscal 2018, the Company repurchased approximately 1.3 million shares of common stock in open market purchases, at an average price of $39.43 per share, for a total of $50.0 million under the 2017 Stock Repurchase Program.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase is charged to retained earnings. As a result of the repurchases, retained earnings was reduced by $42.5 million in the first quarter of fiscal 2018. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. At the end of the first quarter of fiscal 2018, the 2017 Stock Repurchase Program had remaining authorized funds of $392.2 million. The Company has temporarily suspended its stock repurchase program.
Stock-Based Compensation Expense
Stock compensation expense is recognized based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures.
The following table summarizes stock-based compensation expense for the first quarter of fiscal 2018 and 2017:

	First Quarter of
	2018	2017
(In millions)
Cost of sales	$1.1	$0.8
Research and development	3.1	2.4
Sales and marketing	2.3	2.2
General and administrative	10.9	8.3
Total operating expense	16.3	12.9
Total stock-based compensation expense	$17.4	$13.7

NOTE 4. BUSINESS COMBINATIONS

During the first quarter of fiscal 2018, the Company acquired two businesses, with total cash consideration of $526.9 million. The Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition. The acquisitions were not significant individually or in the aggregate. In the aggregate, the businesses acquired during the first quarter of fiscal 2018 contributed less than two percent to the Company's total revenue during the first quarter of fiscal 2018.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. The fair value of liabilities assumed includes deferred revenue which is written down to the cost, plus a reasonable profit margin, to fulfill customer contractual obligations. For certain acquisitions completed in the last three quarters of fiscal 2017 and the first quarter of fiscal 2018, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus, the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to all acquisitions, including the changes in the fair value of the contingent consideration liabilities, a net expense of $16.0 million and $2.1 million for the first quarter of fiscal 2018 and 2017, respectively, were expensed as incurred.
The following table summarizes the Company’s business combinations completed during the first quarter of fiscal 2018 including e-Builder (the acquisition of which is described below):

First Quarter of
2018
(In millions)
Fair value of total purchase consideration	$526.9
Less fair value of net assets acquired:
Net tangible assets acquired	2.6
Identifiable intangible assets	135.0
Deferred income taxes	(26.3)
Goodwill	$415.6
Intangible Assets
The following table presents details of the Company’s total intangible assets:

As of	First Quarter of Fiscal 2018			Fiscal Year End 2017
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$1,006.7	$(762.7)	$244.0	$915.3	$(729.9)	$185.4
Trade names and trademarks	64.8	(49.9)	14.9	58.7	(48.6)	10.1
Customer relationships	564.8	(367.5)	197.3	512.1	(351.3)	160.8
Distribution rights and other intellectual properties	71.6	(61.6)	10.0	69.2	(60.7)	8.5
	$1,707.9	$(1,241.7)	$466.2	$1,555.3	$(1,190.5)	$364.8

The estimated future amortization expense of purchased intangible assets as of the end of the first quarter of fiscal 2018 was as follows:

(In millions)
2018 (Remaining)	$111.1
2019	110.0
2020	80.6
2021	58.7
2022	40.4
Thereafter	65.4
Total	$466.2
Goodwill
The changes in the carrying amount of goodwill by segment for the first quarter of fiscal 2018 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of fiscal year end 2017	$706.8	$415.3	$314.5	$850.5	$2,287.1
Additions due to acquisitions	415.6	—	—	—	415.6
Purchase price adjustments- prior years' acquisitions	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustments	17.3	3.0	3.9	1.5	25.7
Divestiture (1)	—	(1.8)	—	—	(1.8)
Balance as of the end of the first quarter of fiscal 2018	$1,139.7	$416.5	$318.4	$851.8	$2,726.4
(1) In the first quarter of 2018, the Company sold its Geoline business, which was part of the Geospatial segment.
e-Builder, Inc.
On February 2, 2018, the Company completed the acquisition of e-Builder, Inc., a Florida corporation (“e-Builder”). e-Builder is a SaaS-based construction program management solution for capital program owners and program management firms that is expected to extend the Company’s ability to accelerate industry transformation by providing an integrated project delivery solution for owners, program managers and contractors across the design, construct and operate lifecycle. Trimble acquired all of the issued and outstanding shares of common stock of e-Builder for a total purchase price of $485.2 million, subject to certain adjustments described in the purchase agreement. The Company incurred approximately $18.6 million in acquisition-related costs primarily comprising compensation costs incurred post-closing associated with options which were accelerated in connection with the acquisition transaction, which were expensed as incurred and included in Cost of Sales - Service, Research and development, Sales and marketing, and General and administrative expense. e-Builder’s results of operations since February 2, 2018 have been included in the Company’s Condensed Consolidated Statements of Income for the first quarter of fiscal 2018. e-Builder's performance is reported under the Buildings and Infrastructure segment.
The acquisition was funded through the use of approximately $200.0 million of the Company’s existing cash, with the remainder funded through the Company’s credit facilities.

The following table summarizes the consideration transferred to acquire e-Builder, the assets acquired and liabilities assumed and the estimated useful lives of the identifiable intangible assets as of the date of the acquisition:

	Estimated
(In millions)	Fair Value
Total purchase consideration	$485.2
Net tangible assets acquired	1.5
Intangible assets acquired:		Estimated Useful Life
Developed product technology	60.5	7 years
Order backlog	1.7	6 months
Customer relationships	42.4	10 years
Trade name	4.8	7 years
Subtotal	109.4
Deferred tax liability	(19.6)
Less fair value of all assets/liabilities acquired	91.3
Goodwill	$393.9

Details of the net assets acquired are as follows:

As of February 2, 2018
(In millions)
Cash and cash equivalents	$2.5
Accounts receivable	14.2
Other receivables	43.9
Other current assets	0.7
Property and equipment, net	0.1
Other non-current assets	0.1
Accounts payable	(8.4)
Accrued liabilities	(39.9)
Deferred revenue liability	(11.7)
Net tangible assets acquired	$1.5

Goodwill represents the excess of the fair value of consideration paid over the fair value of the underlying net tangible and intangible assets acquired. Goodwill consisted of e-Builder’s highly skilled and valuable assembled workforce, a proven ability to generate new products and services to drive future revenue, and a premium paid by the Company for synergies unique to its business. The Company recorded $393.9 million of goodwill from this acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes.

During the first quarter of fiscal 2018, e-Builder contributed $5.0 million of revenue and recorded $1.5 million of operating loss within the business segment. The following table presents pro forma results of operations of the Company and e-Builder, as if the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place on the first day of fiscal 2017, or of future results. Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of February 2, 2018. For the first quarter of fiscal 2018 and 2017, the pro-forma results include amortization of intangible assets related to the acquisition, impacts from adoption of Revenue from Contracts with Customers, interest expense for debt used to purchase e-Builder, and income tax effects. The pro forma information for the first quarter of fiscal 2018 and 2017 is as follows:

	First Quarter of
Fiscal Period	2018	2017
(in millions, except per share data)
Revenue	$750.5	$620.9
Net income attributable to Trimble Inc.	74.4	47.1
Basic earnings per share	0.30	0.19
Diluted earnings per share	0.29	0.19

NOTE 5. INVENTORIES
Inventories consisted of the following:

	First Quarter of	Fiscal Year End
As of	2018	2017
		*As Adjusted
(In millions)
Raw materials	$91.0	$85.2
Work-in-process	11.7	12.4
Finished goods	186.4	167.0
Total inventories	$289.1	$264.6
* See Note 2 for a summary of adjustments
Finished goods includes $7.8 million and $8.7 million at the end of the first quarter of fiscal 2018 and fiscal year end 2017 for costs of sales that have been deferred in connection with deferred revenue arrangements.
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

The following tables present revenue, operating income, depreciation expense and identifiable assets for the four reportable segments. Operating income is revenue less cost of sales and operating expense, excluding unallocated corporate expenses, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, and acquisition and divestiture items. The identifiable assets that the CODM views by segment are accounts receivable, inventories and goodwill.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
First Quarter of Fiscal 2018
Revenue	$224.7	$174.5	$159.2	$183.8	$742.2
Operating income	43.5	37.3	51.7	30.4	162.9
Depreciation expense	1.4	1.4	1.0	1.1	4.9
First Quarter of Fiscal 2017
Revenue (*As Adjusted)	$186.5	$149.6	$120.2	$154.3	$610.6
Operating income (*As Adjusted)	31.7	27.9	42.6	23.5	125.7
Depreciation expense	1.8	1.3	0.6	1.4	5.1
As of the First Quarter of Fiscal 2018
Accounts receivable, net	$148.0	$124.0	$99.1	$104.6	$475.7
Inventories	66.3	121.8	48.6	52.4	289.1
Goodwill	1,139.7	416.5	318.4	851.8	2,726.4
As of Fiscal Year End 2017
Accounts receivable, net (*As Adjusted)	$120.1	$121.5	$78.5	$107.6	$427.7
Inventories (*As Adjusted)	62.1	110.3	46.0	46.2	264.6
Goodwill	706.8	415.3	314.5	850.5	2,287.1
* See Note 2 for a summary of adjustments
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	First Quarter of
	2018	2017
		*As Adjusted
(In millions)
Consolidated segment operating income	$162.9	$125.7
Unallocated corporate expense	(23.4)	(18.4)
Restructuring charges	(1.4)	(3.4)
Amortization of purchased intangible assets	(40.5)	(33.3)
Stock-based compensation	(17.4)	(13.7)
Amortization of acquisition-related inventory step-up	—	(0.1)
Acquisition and divestiture items	(16.0)	(2.1)
Consolidated operating income	64.2	54.7
Non-operating income, net:	2.5	9.0
Consolidated income before taxes	$66.7	$63.7
* See Note 2 for a summary of adjustments

The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers is attributed to countries based on the location of the customer.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
First Quarter of Fiscal 2018
North America	$113.3	$69.4	$48.4	$151.2	$382.3
Europe	75.6	49.6	79.9	21.3	226.4
Asia Pacific	29.2	43.3	11.3	10.8	94.6
Rest of World	6.6	12.2	19.6	0.5	38.9
Total consolidated revenue	224.7	174.5	159.2	183.8	742.2
First Quarter of Fiscal 2017 (*As Adjusted)
North America	$96.7	$55.2	$42.1	$127.7	$321.7
Europe	57.5	41.5	49.2	16.2	164.4
Asia Pacific	23.6	40.4	11.3	9.2	84.5
Rest of World	8.7	12.5	17.6	1.2	40.0
Total consolidated revenue	186.5	149.6	120.2	154.3	610.6
* Adjusted to reflect adoption of the new revenue recognition standard, Revenue from Contracts with Customers. For further information, see Note 2.

NOTE 7. DEBT
Debt consisted of the following:

	First Quarter of	Fiscal Year End
As of	2018	2017
(In millions)
Notes:
Principal amount	$400.0	$400.0
Unamortized discount on Notes	(2.1)	(2.2)
Debt issuance costs	(2.0)	(2.1)
Credit Facilities:
2014 Credit Facility	295.0	389.0
2018 Interim Credit facilities	300.0	—
Uncommitted facilities	130.0	128.0
Promissory notes and other debt	1.4	1.2
Total debt	1,122.3	913.9
Less: Short-term debt	430.5	128.4
Long-term debt	$691.8	$785.5
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
In connection with the Notes offering, Trimble entered into an Indenture with U.S. Bank National Association, as trustee. Trimble may redeem the Notes at its option at any time, in accordance with the terms and conditions set forth in the Indenture. The Indenture contains no financial covenants. Further details regarding the terms of the Notes, including the redemption rights, and the Indenture, are provided in the Company’s fiscal 2017 Annual Report on Form 10-K.

Credit Facilities
2014 Credit Facility
In November 2014, the Company entered into a five-year credit agreement with a group of lenders, which provides for an unsecured revolving loan facility of $1.0 billion (the "2014 Credit Facility"). Under the 2014 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. The interest rate on the non-current debt outstanding under the 2014 Credit Facility was 2.85% and 2.55% at the end of the first quarter of fiscal 2018 and fiscal year end 2017, respectively, and is payable on a quarterly basis. Amounts not borrowed under the revolving facility will be subject to a commitment fee.
The outstanding balance of $295.0 million as of the end of the first quarter of fiscal 2018 and $389.0 million at the end of fiscal 2017 are classified as long-term debt in the Condensed Consolidated Balance Sheet. Unamortized debt issuance costs associated with the 2014 Credit Facility are presented as assets in the Condensed Consolidated Balance sheet and are being amortized to interest expense using the effective interest rate method over the term of the 2014 Credit Facility.
In February 2016, the Company entered into an amendment to the 2014 Credit Facility to facilitate the Company's reincorporation from California to Delaware and to effect other non-financial terms. In August 2016, the Company entered into a second amendment to revise a definition used in determining when a change of control of the Company may occur.
The Company was in compliance with all covenants pertaining to the 2014 Credit Facility at the end of the first quarter of fiscal 2018.
Uncommitted Facilities
The Company has two $75.0 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The $130.0 million outstanding at the end of the first quarter of fiscal 2018 and the $128.0 million outstanding at the end of fiscal 2017 under the Uncommitted Facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 2.27% at the end of the first quarter of fiscal 2018 and 2.24% at the end of fiscal 2017 and is payable on a monthly basis.
Interim Credit Facility
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
The outstanding balance of $300.0 million as of the end of the first quarter of fiscal 2018 is classified as short-term debt in the Condensed Consolidated Balance Sheet. The interest rate under the 2018 Interim Credit Facility was 2.75% at the end of the first quarter of fiscal 2018 and is payable on a monthly basis.
The Company was in compliance with all covenants pertaining to the 2018 Credit Facility at the end of the first quarter of fiscal 2018.
Promissory Notes and Other Debt
At the end of the first quarter of fiscal 2018 and the year end of fiscal 2017, the Company had promissory notes and other notes payable totaling approximately $1.4 million and $1.2 million, respectively, of which $0.9 million and $0.8 million, respectively, was classified as long-term in the Condensed Consolidated Balance Sheet.
Debt Maturities
At the end of the first quarter of fiscal 2018, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2018 (Remaining)	$130.5
2019	595.5
2020	0.4
2021	—
2022	—
Thereafter	400.0
Total	$1,126.4
On April 23, 2018, the Company entered into a definitive agreement to acquire privately-held Viewpoint from Bain Capital in an all-cash transaction valued at $1.2 billion. The all-cash purchase price of $1.2 billion is expected to be funded through a combination of cash on hand and new borrowings. For additional discussion, see Note 16 to the consolidated financial statements.

NOTE 8. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company sold its available-for-sale securities to fund its acquisitions during the first quarter of fiscal 2018. The following table summarizes the Company’s available-for-sale securities at the end of fiscal 2017.

At the end of Fiscal 2017
(In millions)
Available-for-sale securities:
U.S. Treasury securities	$9.6
Corporate debt securities	96.0
Commercial paper	100.1
Total available-for-sale securities	$205.7

Reported as:
Cash and cash equivalents	$26.8
Short-term investments	178.9
Total	$205.7

The gross realized gains or losses on the Company's available-for-sale investments for the first quarter of fiscal 2018 and 2017 were not significant. The gross unrealized losses on the Company's available-for-sale investments at the end of the first quarter of fiscal 2017 was not significant.

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

	Fair Values as of the end of the First Quarter of Fiscal 2018				Fair Values as of Fiscal Year End 2017
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Available-for-sale securities:
U.S. Treasury securities (1)	$—	$—	$—	$—	$—	$9.6	$—	$9.6
Corporate debt securities (1)	—	—	—	—	—	96.0	—	96.0
Commercial paper (1)	—	—	—	—	—	100.1	—	100.1
Total available-for-sale securities	—	—	—	—	—	205.7	—	205.7
Deferred compensation plan assets (2)	29.7	—	—	29.7	27.1	—	—	27.1
Derivative assets (3)	—	0.7	—	0.7	—	0.5	—	0.5
Total assets measured at fair value	$29.7	$0.7	$—	$30.4	$27.1	$206.2	$—	$233.3
Liabilities
Deferred compensation plan liabilities (2)	$29.7	$—	$—	$29.7	$27.1	$—	$—	$27.1
Derivative liabilities (3)	—	0.2	—	0.2	—	0.1	—	0.1
Contingent consideration liabilities (4)	—	—	6.2	6.2	—	—	14.2	14.2
Total liabilities measured at fair value	$29.7	$0.2	$6.2	$36.1	$27.1	$0.1	$14.2	$41.4

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

(4)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payment under the arrangements is $53.4 million at the end of the first quarter of fiscal 2018. The fair values are estimated using scenario-based methods or option pricing methods based upon estimated future revenues, gross margins or other milestones. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s outstanding financial instruments:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	First Quarter of Fiscal 2018		Fiscal Year End 2017
(In millions)
Liabilities:
Notes	$400.0	$418.5	$400.0	$430.4
2014 Credit Facility	295.0	295.0	389.0	389.0
2018 Interim Credit Facility	300.0	300.0	—	—
Uncommitted facilities	130.0	130.0	128.0	128.0
Promissory notes and other debt	1.4	1.4	1.2	1.2
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

NOTE 10. DEFERRED COSTS TO OBTAIN CUSTOMER CONTRACTS

We classify all deferred costs to obtain customer contracts, which consists of deferred commissions, as a non-current asset, included in Deferred Costs, non-current on the Company’s condensed consolidated balance sheets. As of the end of first quarter of fiscal 2018 and fiscal year end 2017, we had $35.6 million and $35.0 million of deferred costs to obtain customer contracts, respectively.
Amortization expense related to deferred costs to obtain customer contracts, in the first quarter of fiscal 2018 and 2017, was $5.4 million and $4.9 million, respectively. Amortization expense is included in sales and marketing expenses in the Company’s condensed consolidated statements of income. There was no impairment loss related to the deferred commissions for either period presented.
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
Changes in the Company’s product warranty liability during the first quarter of fiscal 2018 are as follows:

(In millions)
Balance as of fiscal year end 2017	$18.3
Acquired warranties	—
Accruals for warranties issued	4.7
Changes in estimates	(0.9)
Warranty settlements (in cash or in kind)	(3.2)
Balance as of the end of the first quarter of fiscal 2018	$18.9

NOTE 12. DEFERRED REVENUE AND PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in the Company’s deferred revenue during the first quarter of fiscal 2018 and 2017 are as follows:

	First Quarter of
	2018	2017
		*As Adjusted
(In millions)
Balance as of prior fiscal year end	$276.6	246.4
Revenue recognized from prior fiscal year end	(98.0)	(87.8)
Acquired deferred revenue	22.3	4.0
Net deferred revenue activity	159.5	139.9
Balance as of the end of the first quarter	360.4	302.5
* See Note 2 for a summary of adjustments
Remaining Performance Obligations
As of the end of first quarter of fiscal 2018, approximately $1.0 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily hardware, subscription, software maintenance and professional services contracts. The Company expects to recognize revenue of approximately 73% and 16% on these remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.
NOTE 13. EARNINGS PER SHARE
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
The following table shows the computation of basic and diluted earnings per share:

	First Quarter of
	2018	2017
		*As Adjusted
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$58.5	$49.8
Denominator:
Weighted average number of common shares used in basic earnings per share	248.8	252.0
Effect of dilutive securities	4.4	3.9
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	253.2	255.9
Basic earnings per share	$0.24	$0.20
Diluted earnings per share	$0.23	$0.19
For the first quarter of fiscal 2018 and 2017, the Company excluded insignificant shares of outstanding stock options from the calculation of diluted earnings per share because their effect would have been antidilutive.
NOTE 14. INCOME TAXES

Effective in 2018, the Tax Cuts and Jobs Act (“Tax Act”) reduced U.S. federal tax from 35% to 21% and created new taxes on certain foreign-source earnings (referred to as “GILTI”) and certain related-party payments. The Company recorded reasonable estimates as provisional amounts arising from the Tax Act in the fourth quarter of fiscal 2017. As of the first quarter of fiscal 2018, the Company has not made adjustments with regard to the 2017 provisional amounts. The Company will continue to perform additional analysis regarding historical foreign earnings and taxes as well as other necessary potential adjustments and will complete the analysis by incorporating ongoing legislative guidance and accounting interpretations. Additionally, the Company has not yet determined its policy election as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI or whether GILTI will be accounted for as a period cost. The Company expects to complete its analysis for the tax effects of the Tax Act in fiscal 2018.
For the first quarter of fiscal 2018, the Company’s effective income tax rate was 12%, compared to 22% in the corresponding period in fiscal 2017, primarily due to the reduced U.S. federal tax rate of approximately seven percentage points, tax benefit from foreign deferred tax adjustments and other discrete items of approximately five percentage points, partially offset by U.S. tax on certain foreign earnings of three percentage points related mainly to a provisional GILTI tax. The Company's effective tax rate of 12% is lower than the newly enacted U.S. federal statutory rate of 21% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, a benefit from U.S. federal R&D credit, and stock based compensation deductions.

The Company and its subsidiaries are subject to U.S. federal and state, and foreign income tax. The Company is currently in different stages of multiple year examinations by the Internal Revenue Service (the "IRS") as well as various state and foreign taxing authorities.
In the first quarter of fiscal 2015, the Company received a Notice of Proposed Adjustment from the IRS for the fiscal years 2010 and 2011. The proposed adjustments primarily relate to the valuations of intercompany transfers of acquired intellectual property. The assessments of tax and penalties for the years in question total $67.0 million. In January 2018, the Company and IRS reached agreement to settle certain aspects of the assessments constituting $15.8 million of the total $67.0 million assessment. The Company paid approximately $5.0 million in March, 2018 in accordance with the agreement. The Company’s reserves were adequate to cover the partial agreement.
On March 7, 2018 the Company received a Notice of Deficiency for fiscal year 2011, assessing tax and penalties totaling $51.0 million. The Company does not agree with the IRS position on the remaining issues. The Company intends to legally contest the IRS position, and expects to file a Tax Court petition during the second quarter of fiscal 2018. The Company believes that its reserves are adequate to cover any final judgment.
Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (whether by payment, release or a combination of both) in the next 12 months by up to $3.2 million primarily related to the IRS partial settlement discussed above.
Unrecognized tax benefits of $71.6 million and $68.5 million as of the end of the first quarter of fiscal 2018 and fiscal year end 2017, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of the end of the first quarter of fiscal 2018 and fiscal year end 2017, the Company had accrued $13.8 million and $12.7 million, respectively, for interest and penalties, which are recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Operating Leases and Other Commitments
The estimated future minimum operating lease commitments as of the end of the first quarter of fiscal 2018 are as follows (in millions):

2018 (Remaining)	$29.5
2019	31.5
2020	24.3
2021	21.8
2022	16.9
Thereafter	28.0
Total	$152.0
As of the end of the first quarter of fiscal 2018, the Company had unconditional purchase obligations of approximately $215.3 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.

Additionally, the Company has certain acquisitions which include additional earn-out cash payments based on estimated future revenues, gross margins or other milestones. As of the end of the first quarter of fiscal 2018, the Company had $6.2 million included in Other current liabilities and Other non-current liabilities related to these earn-outs, representing the fair value of the contingent consideration.
Litigation

On September 2, 2011, Recreational Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment Notwithstanding the Verdict, and on March 18, 2015, the Court awarded the Company a portion of its incurred attorneys’ fees and costs, and entered final judgment in the Company’s favor in the amount of $0.6 million. The Judgment also provides that the plaintiff take nothing on its claims.  On April 17, 2015, the plaintiff filed a Notice of Appeal to the Alaska Supreme Court.  On March 24, 2017, the Alaska Supreme Court affirmed, in part, and reversed, in part, the trial court's decision.  The Alaska Supreme Court affirmed the trial court's determination that the plaintiff had not proven damages and was not entitled to recover any lost profits, and remanded the case to the trial court for an award of nominal damages to the plaintiff.  On December 8, 2017, the trial court entered judgment awarding nominal damages of one dollar to the plaintiff. On December 22, 2017, the plaintiff filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking further review of the Alaska Supreme Court’s decision, which was denied. The trial court entered final judgment on the award of nominal damages of one dollar on March 16, 2018, and the parties have entered into a settlement agreement with respect to attorney's fees, and resolved all outstanding issues in the case via mutual releases.
From time to time, the Company is also involved in litigation arising out of the ordinary course of its business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of the Company's or its subsidiaries' property is subject.

NOTE 16. SUBSEQUENT EVENTS

On April 23, 2018, the Company entered into a definitive agreement to acquire privately-held Viewpoint from Bain Capital in an all-cash transaction valued at $1.2 billion. Viewpoint is highly complementary to Trimble’s e-Builder business, and will extend Trimble's ability to provide more complete and integrated project, field and business workflows across the construction lifecycle.

Viewpoint is a leading provider of construction management software, which integrates a contractor’s financial and resource management to their project operations and to their jobsite and field. The integration across the office, team and field workflows enables contractors to employ Viewpoint to effectively manage and gain visibility over data and workflows that span the construction lifecycle from pre-production planning, to product operations and supply chain management, through project hand over and asset operation and maintenance.

The acquisition is highly complementary to Trimble’s construction technology portfolio and positions Trimble to further its strategy to lead the industry’s transformation. With Viewpoint, Trimble will be able to offer customers a central workflow platform for delivering integrated, end-to-end construction management, while further enabling connectivity across the complete construction lifecycle. In addition, Viewpoint will complement Trimble’s recent acquisition of e-Builder, a leading SaaS-based construction program management solution for capital program owners and program management firms. Viewpoint will further extend these capabilities with focus on general, specialty and heavy civil contractors, and linking project data into the owner-facing e-Builder suite for end-to-end project transparency.

The transaction, which is expected to be completed in the third quarter of 2018, is subject to regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as well as other customary closing conditions.
On April 23, 2018, the Company entered into a bridge loan commitment letter with a group of lenders (the “Bridge Commitment Letter”) in connection with the acquisition of Viewpoint. Pursuant to the Bridge Commitment Letter, the lenders party thereto has committed to provide a 364-day senior unsecured bridge term loan credit facility in an aggregate principal amount of up to $1.2 billion and, in the case of one lender, a $1.0 billion backstop revolving credit facility. The commitments under the Bridge Commitment Letter will expire on August 28, 2018. Any loan under the Bridge Commitment Letter would bear interest at (i) adjusted LIBOR plus a margin ranging from 1.000% to 1.875% or (ii) the adjusted base rate plus the applicable adjusted LIBOR margin minus 1.000%. The initial maturity date for the bridge facility is 364 days after the draw down date.  The commitments under the Bridge Commitment Letter will be reduced by the amount of the term loan facility described below, once effective, and the net cash proceeds of a securities offering.
In addition, on April 23, 2018, the Company entered a term loan commitment letter with a group of lenders (the “Term Commitment Letter”). Pursuant to the Term Commitment Letter, the lenders party thereto has committed to provide, subject to the terms and conditions thereof, a portion of a delayed draw term loan facility in an aggregate principal amount of up to $500 million, which would refinance and replace our 2014 Credit Facility. The term loan facility would bear interest at (i) adjusted LIBOR plus a margin ranging from 1.000% to 1.875% or (ii) the adjusted base rate plus the applicable adjusted LIBOR margin minus 1.000%. The maturity date for the term loan facility is three years after the date of funding.

The Viewpoint business will be reported as part of Trimble’s Buildings and Infrastructure Segment.

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

•
seasonal fluctuations in our construction equipment revenues, sales to U.S. governmental agencies, agricultural equipment business revenues, global macroeconomic conditions, and expectations that we may experience less seasonality in the future;

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

•
our belief that our cash and cash equivalents and short-term investments, together with borrowings under the commitments for a new term loan facility and bridge loan, will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures, and stock repurchases under the stock repurchase program for at least the next twelve months;

•
our ability to complete the acquisition of Viewpoint in the time expected or at all, any anticipated benefits to us from the acquisition of Viewpoint and our ability to successfully integrate Viewpoint's business;

•	fluctuations in interest rates and foreign currency exchange rates; and

•	our growth strategy, including our focus on historically underserved large markets, the relative importance of organic growth versus strategic acquisitions, and the reasons that we acquire businesses.

The forward-looking statements regarding future events and the future results of Trimble Inc. ("Trimble" or "the Company" or "we" or "our" or "us") are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates and the beliefs and assumptions of the management of Trimble. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as "may, " "will, " "should, " "could, " "predicts, " "potential, " "continue, " "expects, " "anticipates, " "future, " "intends, " "plans, " "believes, " "estimates, " and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in "Risk Factors" below and elsewhere in this report, as well as in the Company’s Annual Report on Form 10-K for fiscal year 2017 and in other reports Trimble files with the Securities and Exchange Commission, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Management believes that, except for the adoption of the new revenue recognition standard as discussed in Note 2, there have been no significant changes during the first quarter of fiscal 2018 to the items that we disclosed as our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.
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

Trimble focuses on integrating its broad technological and application capabilities to create vertically-focused, system-level solutions that transform how work is done within the industries we serve. The integration of sensors, software, connectivity, and information in our portfolio gives us the unique ability to provide an information model specific to the customer’s workflow. For example, in construction, our strategy is centered on the concept of a “constructible model” which is at the center of our “Connected Construction” solutions which provide real-time, connected, and cohesive information environments for the design, build, and operational phases of construction projects. In agriculture, we continue to develop “Connected Farm” solutions to optimize operations across the agriculture workflow. In transportation and logistics, our “Connected Fleet” solutions provide transportation companies with tools to enhance fuel efficiency, safety, and transparency through connected vehicles and fleets across the enterprise.

Our growth strategy is centered on multiple elements:

•
Focus on attractive markets with significant growth and profitability potential -We focus on large markets historically underserved by technology that offer significant potential for long-term revenue growth, profitability and market leadership. Our core industries such as construction, agriculture, and transportation markets are each multi-trillion dollar global industries which operate in increasingly demanding environments with technology adoption in the early phases relative to other industries. With the emergence of mobile computing capabilities, the increasing technological know-how of end users and the compelling return on investment to our customers, we believe many of our markets are attractive for substituting Trimble’s technology and solutions in place of traditional operating methods.

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

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 40 countries and distribution channels in over 100 countries. In the first quarter of 2018, over 53% of our sales were to customers located in countries outside of the U.S.

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

For the first quarter of fiscal 2018, total revenue increased by $131.6 million compared to the first quarter of fiscal 2017. By geography, North America, Europe and Asia-Pacific were up, and the rest of the world was slightly down year over year. We continue to experience a shift in revenue towards a more significant mix of software, recurring revenue, and services, driven both by organic growth and acquisitions.
During the first quarter of fiscal 2018, we acquired two businesses, with total cash consideration of $526.9 million in our Buildings and Infrastructure Segment. The largest acquisition is e-Builder, Inc., a Florida corporation. Our Condensed Consolidated Statements of Income includes the operating results of the businesses from the dates of acquisition.
In addition, in the first quarter of 2018, we sold our Geoline business. Our Geoline business was part of the Geospatial segment. The sale resulted in a $2.6 million gain in the first quarter of fiscal 2018 that was included in Other income, net on our Condensed Consolidated Statements of Income.
On April 23, 2018, we entered into a definitive agreement to acquire privately-held Viewpoint from Bain Capital in an all-cash transaction valued at $1.2 billion. The transaction, which is expected to be completed in the third quarter of 2018, is subject to regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as well as other customary closing conditions. The Viewpoint business will be reported as part of our Buildings and Infrastructure Segment.
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

RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below:

	First Quarter of
	2018	2017
		*As Adjusted
(In millions)
Revenue:
Product	$497.8	$409.6
Service	128.8	106.6
Subscription	115.6	94.4
Total revenue	$742.2	$610.6
Gross margin	$396.2	$324.3
Gross margin %	53.4%	53.1%
Operating income	$64.2	$54.7
Operating income %	8.6%	9.0%

* See Note 2 of the notes to the condensed consolidated financial statements.
Revenue
In the first quarter of fiscal 2018, total revenue increased $131.6 million or 22% compared to the first quarter of fiscal 2017. Product revenue increased $88.2 million or 22%, service revenue increased $22.2 million or 21%, and subscription revenue increased $21.2 million or 22%. Overall revenue increased primarily due to organic growth across all segments and major regions. To a lesser extent, acquisitions contributed to growth, particularly the Müller-Elektronik (" Müller") acquisition. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
On a segment basis, the increase in the first quarter of fiscal 2018 was primarily due to strong growth in Buildings and Infrastructure, Resources and Utilities, Transportation and Geospatial. For the first quarter of fiscal 2018, Buildings and Infrastructure revenue increased $38.2 million, or 20%, Resources and Utilities revenue increased $39.0 million, or 32%, Transportation increased $29.5 million, or 19%, and Geospatial revenue increased $24.9 million, or 17%, as compared to first quarter of fiscal 2017. For the first quarter of fiscal 2018, Buildings and Infrastructure revenue increased primarily due to strong organic growth in civil engineering and construction and building construction and to a lesser extent, the e-Builder acquisition. Resources and Utilities revenue increased primarily due to acquisitions, in particular the impact of the Müller acquisition, and to a lesser extent, continued organic growth in agriculture and forestry. Transportation revenue increased due to continued organic growth in the transportation and logistics business. Geospatial revenue increased mainly due to strong geospatial and surveying organic growth, and to a lesser extent, Applanix product growth.
By revenue category, for the first quarter of fiscal 2018, product revenue increased $88.2 million or 22%, service revenue increased $22.2 million or 21%, and subscription revenue increased $21.2 million or 22%, as compared to first quarter of fiscal 2017. The product revenue increase was due to strong organic growth in all segments as well as the impact of the Müller acquisition which is reported in Resources and Utilities. Services and subscription revenue increases were primarily due to growth in Buildings and Infrastructure, including the impact of the e-Builder acquisition, Transportation, and to a lesser extent, Resources and Utilities.
Gross Margin
Gross margin varies due to a combination of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin increased by $71.9 million for the first quarter of fiscal 2018, compared to the corresponding period in fiscal 2017 due to increased revenue growth across all segments. Gross margin as a percentage of total revenue was 53.4% for the first quarter of fiscal 2018, compared to 53.1% for the corresponding period in fiscal 2017. The increase was primarily attributable to Geospatial product mix and pricing, partially offset by the impact of acquisitions, particularly Müller.
Operating Income
Operating income increased by $9.5 million for the first quarter of fiscal 2018, compared to the corresponding period in fiscal 2017. Operating income as a percentage of total revenue was 8.6% for the first quarter of fiscal 2018, compared to 9.0% for the corresponding period in fiscal 2017.
The increases in operating income was attributable to revenue expansion and strong operating control in all segments, partially offset by higher corporate expense including compensation expense related to the acceleration of e-Builder employee stock options and to a lesser extent, higher amortization of purchased intangible assets, primarily due to Müller, Beena Vision, and e-Builder. The decrease in operating income percentage was due to higher corporate expense, partially offset by stronger segment operating income results.
Results by Segment
To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation. Operating income is revenue less cost of sales and operating expense, excluding unallocated corporate expenses, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, and acquisition and divestiture items.

The following table is a summary of revenue and operating income by segment:

	First Quarter of
	2018	2017
		*As Adjusted
(In millions)
Buildings and Infrastructure
Revenue	$224.7	$186.5
Segment revenue as a percent of total revenue	30%	31%
Operating income	$43.5	$31.7
Operating income as a percent of segment revenue	19%	17%
Geospatial
Revenue	$174.5	$149.6
Segment revenue as a percent of total revenue	24%	24%
Operating income	$37.3	$27.9
Operating income as a percent of segment revenue	21%	19%
Resources and Utilities
Revenue	$159.2	$120.2
Segment revenue as a percent of total revenue	21%	20%
Operating income	$51.7	$42.6
Operating income as a percent of segment revenue	32%	35%
Transportation
Revenue	$183.8	$154.3
Segment revenue as a percent of total revenue	25%	25%
Operating income	$30.4	$23.5
Operating income as a percent of segment revenue	17%	15%
* See Note 2 of the notes to the condensed consolidated financial statements.
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	First Quarter of
	2018	2017
		*As Adjusted
(In millions)
Consolidated segment operating income	$162.9	$125.7
Unallocated corporate expense	(23.4)	(18.4)
Restructuring charges	(1.4)	(3.4)
Amortization of purchased intangible assets	(40.5)	(33.3)
Stock-based compensation	(17.4)	(13.7)
Amortization of acquisition-related inventory step-up	—	(0.1)
Acquisition and divestiture items	(16.0)	(2.1)
Consolidated operating income	64.2	54.7
Non-operating income, net:	2.5	9.0
Consolidated income before taxes	$66.7	$63.7
* See Note 2 of the notes to the condensed consolidated financial statements.
Buildings and Infrastructure
Buildings and Infrastructure revenue increased by $38.2 million or 20% for the first quarter of fiscal 2018, compared to the corresponding period in fiscal 2017. Segment operating income increased $11.8 million or 37% for the first quarter of fiscal 2018, compared to the corresponding period in fiscal 2017.

Revenue increased for the first quarter of fiscal 2018 primarily due to organic growth in building construction and civil engineering and construction due to continued strength in construction markets as well as new product introductions, such as the Earthworks products, which further fueled demand. Buildings and Infrastructure experienced strong growth in markets such as North America and Europe. To a lesser extent, e-Builder also contributed to revenue. Segment operating income increased primarily due to revenue expansion and operating expense control across the segment. However, operating income results were negatively impacted by e-Builder due to deferred revenue purchase accounting effects.
Geospatial
Geospatial revenue increased $24.9 million or 17% for the first quarter of fiscal 2018, compared to the corresponding period in fiscal 2017. Segment operating income increased by $9.4 million or 34% for the first quarter of fiscal 2018, compared to the corresponding period in fiscal 2017.
Revenue increased for the first quarter of fiscal 2018 primarily due to geospatial organic growth for optical and Global Navigation Satellite Systems products, including new products, such as the SX 10, as well as end market diversification. To a lesser extent, our Applanix products also contributed to growth. North America and Europe were particularly strong. Segment operating income increased primarily due to revenue and gross margin expansion, partially offset by higher operating expense associated with increased research and development costs.
Resources and Utilities
Resources and Utilities revenue increased by $39.0 million or 32% for the first quarter of fiscal 2018, compared to the corresponding period in fiscal 2017. Segment operating income increased $9.1 million or 21% for the first quarter of fiscal 2018, compared to the corresponding period in fiscal 2017.
Revenue increased for the first quarter of fiscal 2018 primarily due to impact of the Müller acquisition, and to a lesser extent, continued organic growth in agriculture and forestry product lines. Both our existing agricultural and Müller agricultural product families typically experience strong seasonality in the first quarter ahead of the planting seasons in North America and Europe. Growth in Europe increased significantly due to the Müller acquisition. Segment operating income increased due to strong revenue and operating expense control, partially offset by lower gross margin due to Müller product mix.
Transportation
Transportation revenue increased by $29.5 million or 19% for the first quarter of fiscal 2018, compared to the corresponding period in fiscal 2017. Segment operating income increased by $6.9 million or 29% for the first quarter of fiscal 2018, compared to the corresponding period in fiscal 2017.
Transportation revenue increased for the first quarter of fiscal 2018 primarily due to continued organic growth in the transportation and logistics business, particularly in North America due to the Electronic Logging Device ("ELD") government mandate. The continued technology deployment due to the ELD mandate as well as routing and navigation management products, resulted in continued SaaS subscription revenue growth. Segment operating income increased for the first quarter of fiscal 2018 due to revenue and gross margin expansion in the transportation and logistics business, partially offset by selected growth related investments.
Research and Development, Sales and Marketing and General and Administrative Expense

Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	First Quarter of
	2018	2017
		*As Adjusted
(In millions)
Research and development	$109.3	$88.7
Percentage of revenue	15%	15%
Sales and marketing	$122.1	$94.4
Percentage of revenue	16%	15%
General and administrative	$81.6	$69.3
Percentage of revenue	11%	11%
Total	$313.0	$252.4
Percentage of revenue	42%	41%
* See Note 2 of the notes to the condensed consolidated financial statements.
Overall, R&D, S&M and G&A expense increased by approximately $60.6 million for the first quarter of fiscal 2018, compared to the corresponding period in fiscal 2017.
Research and development expense increased by $20.6 million or 23% for the first quarter of fiscal 2018, compared to the corresponding period in fiscal 2017 primarily due to an $8.6 million in expense from acquisitions not applicable in the prior year, a $5.9 million increase in compensation expense, a $3.9 million increase due to unfavorable foreign exchange rates, and a $2.2 million increase in other expense. Overall, research and development spending was both 15% of revenue in the first quarter of fiscal 2018 and 2017.

We believe that the development and introduction of new products are critical to our future success, and we expect to continue active development of new products.

Sales and marketing expense increased by $27.7 million or 29% for the first quarter of fiscal 2018, compared to the corresponding period in fiscal 2017 primarily due to a $15.4 million in expense from acquisitions not applicable in the prior year, a $6.9 million increase in compensation expense, a $4.6 million increase due to unfavorable foreign exchange rates, and a $0.8 million increase in other expense. Overall, spending for sales and marketing was 16% of revenue in the first quarter of fiscal 2018, compared to approximately 15% in the corresponding period of fiscal 2017.

General and administrative expense increased by a $12.3 million, or 18% for the first quarter of fiscal 2018, compared to the corresponding period in fiscal 2017 primarily due to a $6.6 million in expense from acquisitions not applicable in the prior year, a $4.7 million increase in compensation expense, and a $1.6 million increase due to unfavorable foreign exchange rates, partially offset by a $0.6 million decrease in other expense. Overall, general and administrative spending was 11% of revenue in the first quarter of each of fiscal 2018 and 2017.
Restructuring charges
Restructuring charges primarily consist of severance and benefits, resulting from employee headcount reductions in connection with our restructuring programs related to decisions to streamline processes and reduce the cost structure. As of the end of the first quarter of fiscal 2018, our restructuring liability was $1.7 million, which is expected to be substantially settled by the first quarter of fiscal 2019. Restructuring liabilities are reported within Other current liabilities on the Condensed Consolidated Balance Sheets.
Amortization of Purchased Intangible Assets

	First Quarter of
	2018	2017
(In millions)
Cost of sales	23.1	19.0
Operating expenses	17.4	14.3
Total amortization expense of purchased intangibles	40.5	33.3
Total amortization expense of purchased intangibles represented 5.5% of revenue in the first quarter of both fiscal 2018 and 2017. The expense for the first quarter of fiscal 2018 was higher as compared to the first quarter of fiscal 2017 due to new acquisitions amortization including Müller, Beena Vision, and e-Builder, which were not applicable in the prior year.
Non-operating Income, Net
The components of Non-operating income, net, were as follows:

	First Quarter of
	2018	2017
(In millions)
Interest expense, net	$(9.5)	$(6.1)
Foreign currency transaction gain, net	3.7	1.4
Income from equity method investments, net	4.9	4.2
Other income, net	3.4	9.5
Total non-operating income, net	$2.5	$9.0
Non-operating income, net decreased $6.5 million for the first quarter of fiscal 2018, compared to the corresponding period in fiscal 2017. The decrease for the first quarter was primarily due to higher interest costs associated with increased debt and decrease in Other income, net as the prior year included a large divestiture gain, partially offset favorable impacts from foreign currency exchange rates and an increase in profitability from joint ventures.
Income Tax Provision
Our effective income tax rate, after including discrete items, for the first quarter of fiscal 2018 was 12%, compared to 22% in the corresponding period in fiscal 2017, primarily due to the reduced U.S. federal tax rate and tax benefit from foreign deferred tax adjustments, partially offset by U.S. tax on certain foreign earnings. Our effective tax rate has been lower than the newly enacted U.S. federal statutory rate of 21% primarily due to the favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions and benefit from U.S. federal R&D credit.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the first quarter of fiscal 2018 and fiscal year end 2017.

LIQUIDITY AND CAPITAL RESOURCES

	First Quarter of	Fiscal Year End
As of	2018	2017
(In millions, except percentages)
Cash and cash equivalents and short-term investments	$274.5	$537.4
As a percentage of total assets	5.9%	12.5%
Principal balance of outstanding debt	1,126.4	918.2

	First Quarter of
	2018	2017
		*As Adjusted
(In millions)
Cash provided by operating activities	$82.9	$104.0
Cash used in investing activities	(353.5)	(95.3)
Cash provided by financing activities	180.3	51.0
Effect of exchange rate changes on cash and cash equivalents	6.3	5.0
Net increase (decrease) in cash and cash equivalents	$(84.0)	$64.7
* See Note 2 of the notes to the condensed consolidated financial statements.

Cash and Cash Equivalents and Short-Term Investments
As of the end of the first quarter of fiscal 2018, cash, cash equivalents, and short-term investments totaled $274.5 million compared to $537.4 million as of fiscal year end 2017. We had a principal balance of outstanding debt of $1.1 billion as of the end of the first quarter of fiscal 2018, compared to $918.2 million as of fiscal year end 2017. As a result of the 2017 Tax Act, we can repatriate our cumulative undistributed foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences other than the transition tax. We have reinvested a large portion of our undistributed foreign earnings in acquisitions and other investments and we intend to bring back a portion of foreign cash which was subject to the transition tax. In the first quarter, we repatriated $354.5 million of our foreign earnings to the U.S. For further information on the transition tax, refer to Note 11 included in the Company's Annual Report on Form 10-K for fiscal year 2017.
Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
In connection with the $1.2 billion acquisition of Viewpoint, headquartered in Portland, Oregon, which was announced on April 23, 2018, we obtained $1.2 billion committed bridge financing, subject to customary conditions, from JPMorgan Chase Bank, Goldman Sachs Bank USA and Bank of America. We intend to reduce the leverage ratio which will result from this indebtedness by limiting additional acquisitions and temporarily suspending share buybacks.
Our cash, cash equivalents and short-term investments are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions considered to be of reputable credit and to present little credit risk. Our investment policy requires the portfolio to include only securities with high credit quality and a weighted average maturity not to exceed six months, with the main objective of preserving capital and maintaining liquidity. We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short-term investments based on their nature and their availability for use in current operations. We believe that our cash and cash equivalents, short-term investments, and borrowings, as described below under the heading "Debt", will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures, and our $1.2 billion acquisition of Viewpoint.
Operating Activities
Cash provided by operating activities was $82.9 million for the first quarter of fiscal 2018, compared to $104.0 million for the first quarter of fiscal 2017. The decrease of $21.1 million was primarily driven by an increase in working capital requirements, particularly inventory purchases and a decrease in accrued compensation and benefits.

Investing Activities
Cash used in investing activities was $353.5 million for the first quarter of fiscal 2018, compared to $95.3 million for the first quarter of fiscal 2017. The increase of cash used in investing activities of $258.2 million was primarily due to increased spending for business acquisitions, including the $485.2 million purchase of e-Builder, partially offset by proceeds from the sale of short-term investments.
Financing Activities
Cash provided by financing activities was $180.3 million for the first quarter of fiscal 2018, compared to cash used in financing activities of $51.0 million for the first quarter of fiscal 2017. The increase of cash provided by financing activities of $129.3 million was primarily driven by net proceeds from debt facilities.
Accounts Receivable and Inventory Metrics

	First Quarter of	Fiscal Year End
As of	2018	2017
		*As Adjusted
Accounts receivable days sales outstanding	58	56
Inventory turns per year	5.2	5.4
See Note 2 of the notes to the condensed consolidated financial statements.

Accounts receivable days sales outstanding was 58 days as of the end of the first quarter of fiscal 2018, compared to 56 days as of the end of fiscal 2017. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 5.2 as of the end of the first quarter of fiscal 2018, compared to 5.4 as of the end of fiscal 2017. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period. To the extent that customer demand continues to increase, inventory may be purchased in advance to reduce leads times. As a result, inventory turns may decrease.
Debt
Notes
In November 2014, we issued $400.0 million of Senior Notes (the "Notes") in a public offering registered with the Securities and Exchange Commission. The Notes mature on December 1, 2024 and accrue interest at a rate of 4.75% per annum, payable semiannually in arrears in cash on December 1 and June 1 of each year. In connection with the Notes offering, we entered into an Indenture with U.S. Bank National Association, as trustee. We may redeem the Notes at our option at any time, in accordance with the terms and conditions set forth in the Indenture. Further details regarding the terms of the Notes, including the redemption rights, and the Indenture, are provided in the Company’s Annual Report on Form 10-K for fiscal 2017.
2014 Credit Facility
In November 2014, we entered into a five-year credit agreement with a group of lenders, which provides for an unsecured revolving loan facility of $1.0 billion (the "2014 Credit Facility"). Under the 2014 Credit Facility, we may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. The weighted average interest rate on the non-current debt outstanding under the 2014 Credit Facility was 2.85% and 2.55% at the end of the first quarter of fiscal 2018 and fiscal year end 2017, respectively, and is payable on a quarterly basis. Amounts not borrowed under the revolving facility will be subject to a commitment fee. In February 2016, we entered into an amendment to the 2014 Credit Facility to facilitate our proposed reincorporation from California to Delaware and to effect other non-financial terms. In August 2016, we entered into a second amendment to revise a definition used in determining when a change of control of the Company may occur. We were in compliance with all covenants pertaining to the 2014 Credit Facility at the end of the first quarter of fiscal 2018.
Uncommitted Facilities
We also have two $75 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The $130.0 million outstanding at the end of the first quarter of fiscal 2018 and the $128.0 million outstanding at the end of fiscal 2017 under the Uncommitted Facilities are considered short-term debt. The weighted average interest rate on the Uncommitted Facilities was 2.27% at the end of the first quarter of fiscal 2018 and 2.24% at the end of fiscal 2017.

2018 Interim Credit Facility
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
The outstanding balance of $300.0 million as of the end of the first quarter of fiscal 2018 is classified as short-term debt in the Condensed Consolidated Balance Sheet. The weighted average interest rate under the 2018 Interim Credit Facility was 2.75% at the end of the first quarter of fiscal 2018 and is payable on a monthly basis. We were in compliance with all covenants pertaining to the 2018 Interim Credit Facility at the end of the first quarter of fiscal 2018.
Bridge Commitment Letter
On April 23, 2018, we entered into a bridge loan commitment letter with a group of lenders (the “Bridge Commitment Letter”) in connection with the acquisition of Viewpoint from Bain Capital. Pursuant to the Bridge Commitment Letter, the lenders party thereto have committed to provide a 364-day senior unsecured bridge term loan credit facility in an aggregate principal amount of up to $1.2 billion and, in the case of one lender, a $1.0 billion backstop revolving credit facility. The commitments under the Bridge Commitment Letter will expire on August 28, 2018. Any loan under the Bridge Commitment Letter would bear interest at (i) adjusted LIBOR plus a margin ranging from 1.000% to 1.875% or (ii) the adjusted base rate plus the applicable adjusted LIBOR margin minus 1.000%. The initial maturity date for the bridge facility is 364 days after the draw down date.  The commitments under the Bridge Commitment Letter will be reduced by the amount of the term loan facility described below, once effective, and the net cash proceeds of a securities offering.
Term Commitment Letter
In addition, on April 23, 2018, we entered a term loan commitment letter with a group of lenders (the “Term Commitment Letter”). Pursuant to the Term Commitment Letter, the lenders party thereto have committed to provide, subject to the terms and conditions thereof, a portion of a delayed draw term loan facility in an aggregate principal amount of up to $500 million, which would refinance and replace the 2014 Credit Facility. The term loan facility would bear interest at (i) adjusted LIBOR plus a margin ranging from 1.000% to 1.875% or (ii) the adjusted base rate plus the applicable adjusted LIBOR margin minus 1.000%. The maturity date for the term loan facility is three years after the date of funding.
Promissory Notes and Other Debt
At the end of the first quarter of fiscal 2018 and the end of fiscal 2017, we had promissory notes and other notes payable totaling approximately $1.4 million and $1.2 million, respectively, of which $0.9 million and $0.8 million, respectively, was classified as long-term in the Condensed Consolidated Balance Sheet.
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
Non-GAAP gross margin
We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions and manufacturing costs influence our business. Non-GAAP gross margin excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, and acquisition/divestiture items associated with the acceleration of acquisition stock options from GAAP gross margin. We believe that these exclusions offer investors additional information that may be useful to view trends in our gross margin performance.

Non-GAAP operating expenses

We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring charges, amortization of purchased intangible assets, stock-based compensation, acquisition/divestiture items associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration, and other required closing costs including the acceleration of acquisition stock options from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income

We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration, and other required closing costs including the acceleration of acquisition stock options. We believe that these exclusions offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.

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
Non-GAAP net income
This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share compared to our past diluted net income per share.
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our ""core operating performance"" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items ( A ) - ( G ) below.

	First Quarter
	2018		2017
			*As Adjusted
	Dollar	% of	Dollar	% of
(In millions, except per share amounts)	Amount	Revenue	Amount	Revenue

GROSS MARGIN:
GAAP gross margin:		$396.2	53.4%	$324.3	53.1%
Restructuring charges	( A )	(0.2)	—%	0.5	0.1%
Amortization of purchased intangible assets	( B )	23.1	3.1%	19.0	3.1%
Stock-based compensation	( C )	1.1	0.1%	0.8	0.2%
Amortization of acquisition-related inventory step-up	( D )	—	—%	0.1	—%
Acquisition / divestiture items	( E )	2.0	0.3%	—	—%
Non-GAAP gross margin:		$422.2	56.9%	$344.7	56.5%
OPERATING EXPENSES:
GAAP operating expenses:		$332.0	44.8%	$269.6	44.1%
Restructuring charges	( A )	(1.6)	(0.2)%	(2.9)	(0.5)%
Amortization of purchased intangible assets	( B )	(17.4)	(2.3)%	(14.3)	(2.3)%
Stock-based compensation	( C )	(16.3)	(2.3)%	(12.9)	(2.1)%
Acquisition / divestiture items	( E )	(14.0)	(1.9)%	(2.1)	(0.3)%
Non-GAAP operating expenses:		$282.7	38.1%	$237.4	38.9%
OPERATING INCOME:
GAAP operating income:		$64.2	8.6%	$54.7	9.0%
Restructuring charges	( A )	1.4	0.2%	3.4	0.6%
Amortization of purchased intangible assets	( B )	40.5	5.4%	33.3	5.4%
Stock-based compensation	( C )	17.4	2.4%	13.7	2.3%
Amortization of acquisition-related inventory step-up	( D )	—	—%	0.1	—%
Acquisition / divestiture items	( E )	16.0	2.2%	2.1	0.3%
Non-GAAP operating income:		$139.5	18.8%	$107.3	17.6%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income, net:		$2.5		$9.0
Acquisition / divestiture items	( E )	(2.8)		(8.1)
Non-GAAP non-operating income (expense), net:		$(0.3)		$0.9

			GAAP and Non-GAAP Tax Rate %	( G )	GAAP and Non-GAAP Tax Rate %
INCOME TAX PROVISION:
GAAP income tax provision:		$8.0	12%	$13.9	22%
Non-GAAP items tax effected	( F )	8.7		9.8
Difference in GAAP and Non-GAAP tax rate	( F )	9.8		1.2
Non-GAAP income tax provision:		$26.5	19%	$24.9	23%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$58.5		$49.8
Restructuring charges	( A )	1.4		3.4
Amortization of purchased intangible assets	( B )	40.5		33.3
Stock-based compensation	( C )	17.4		13.7
Amortization of acquisition-related inventory step-up	( D )	—		0.1
Acquisition / divestiture items	( E )	13.2		(6.0)
Non-GAAP tax adjustments	( F ) + ( G )	(18.5)		(11.0)
Non-GAAP net income attributable to Trimble Inc.:		$112.5		$83.3

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$0.23		$0.19
Restructuring charges	( A )	—		0.01
Amortization of purchased intangible assets	( B )	0.16		0.13
Stock-based compensation	( C )	0.07		0.05
Amortization of acquisition-related inventory step-up	( D )	—		—
Acquisition / divestiture items	( E )	0.05		(0.02)
Non-GAAP tax adjustments	( F ) + ( G )	(0.07)		(0.03)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$0.44		$0.33

* See Note 2 of the notes to the condensed consolidated financial statements.

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

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the first quarter of fiscal years 2018 and 2017, stock-based compensation was allocated as follows:

	First Quarter
(Dollars in millions)	2018	2017
Cost of sales	$1.1	$0.8
Research and development	3.1	2.4
Sales and Marketing	2.3	2.2
General and administrative	10.9	8.3
Total stock-based compensation expense	$17.4	$13.7

D.
Amortization of acquisition-related inventory step-up. The purchase accounting entries associated with our business acquisitions require us to record inventory at its fair value, which is sometimes greater than the previous book value of the inventory. Included in our GAAP presentation, the increase in inventory value is amortized to cost of sales over the period that the related product is sold. We exclude inventory step-up amortization from our non-GAAP measures because it is a non-cash expense that we do not believe is indicative of our ongoing operating results. We further believe that excluding this item from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.

E.
Acquisition / divestiture items. Included in our GAAP presentation of cost of sales and operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, integration, and other closing costs, including the acceleration of acquisition stock options, as well as adjustments to the fair value of earn-out liabilities. Included in our GAAP presentation of non-operating income (expense), net, acquisition/divestiture items includes unusual acquisition, investment, and/or divestiture gains/losses. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

F.
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items ( A ) - ( E ) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

G.
Difference in GAAP and Non-GAAP tax rate. This amount represents the difference between the GAAP and Non-GAAP tax rates applied to the Non-GAAP operating income plus the Non-GAAP non-operating income (expense), net. We believe that investors benefit from excluding this amount from our non-GAAP income tax provision because it facilitates a comparison of the non-GAAP tax provision in the current and prior periods.

Non-GAAP Operating Income
Non-GAAP operating income increased by $32.2 million or 30% for the first quarter of fiscal 2018, compared to the corresponding period in fiscal 2017. Non-GAAP operating income as a percentage of total revenue was 18.8% for the first quarter of fiscal 2018, compared to 17.6% for the corresponding period in fiscal 2017.
Non-GAAP operating income and Non-GAAP operating income percentage for the first quarter of fiscal 2018 increased primarily due to revenue and gross margin expansion across all segments and improved operating expense control.

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
Market Interest Rate Risk
There have been no significant changes to our market interest rate risk assessment, other than we may borrow more debt to fund our Viewpoint acquisition in the third quarter of fiscal 2018. For additional discussion, refer to Item 7A on our 2017 Annual Report on Form 10-K and Note 16 to the consolidated financial statements on current Form 10-Q.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the first quarter of fiscal 2018, revenue was positively impacted by foreign currency exchange rates by $22.0 million and operating income was unfavorably impacted by $4.8 million.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, and New Zealand and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the first quarter of fiscal 2018 and fiscal year end 2017 are summarized as follows (in millions):

	First Quarter of Fiscal 2018		Fiscal Year End 2017
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(51.6)	$(0.1)	$(54.3)	$(0.1)
Sold	$274.8	$0.6	$217.8	$0.5

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On September 2, 2011, Recreational Data Services, LLC filed a lawsuit in the Superior Court for the State of Alaska in Anchorage against Trimble Navigation Limited, Cabela’s Incorporated, AT&T Mobility and Alascom, Inc., alleging breach of contract, breach of fiduciary duty, interference with contract, promissory estoppel, fraud, and negligent misrepresentation. The case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment Notwithstanding the Verdict, and on March 18, 2015, the court awarded us a portion of its incurred attorneys’ fees and costs, and entered judgment in our favor in the amount of $0.6 million. The Judgment also provides that the plaintiff take nothing on its claims.  On April 17, 2015, the plaintiff filed a Notice of Appeal to the Alaska Supreme Court.  On March 24, 2017, the Alaska Supreme Court affirmed, in part, and reversed, in part, the trial court's decision. The Alaska Supreme Court affirmed the trial court's determination that the plaintiff had not proven damages and was not entitled to recover any lost profits, and remanded the case to the trial court for an award of nominal damages to the plaintiff.  On December 8, 2017, the trial court entered judgment awarding nominal damages of one dollar to the plaintiff. On December 22, 2017, the plaintiff filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking further review of the Alaska Supreme Court’s decision, which was denied. The trial court entered final judgment on the award of nominal damages of one dollar on March 16, 2018, and the parties have entered into a settlement agreement with respect to attorney's fees, and resolved all outstanding issues in the case via mutual releases.

From time to time, we are also involved in litigation arising out of the ordinary course of our business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries' property is subject.
ITEM 1A. RISK FACTORS
A description of factors that could materially affect our business, financial condition, or operating results is included under "Risk and Uncertainties" in Item 1A of Part I of our 2017 Annual Report on Form 10-K and is incorporated herein by reference. The risk factors described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results. There have been no material changes to the risk factor disclosure since our 2017 Annual Report on Form 10-K, except as noted below.

Investing in and integrating new acquisitions, including the Viewpoint acquisition, could be costly, place a significant strain on our management systems and resources, or may fail to deliver the expected return on investment, which could negatively impact our operating results.

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
Our Viewpoint acquisition is subject to certain closing conditions that, if not satisfied or waived, could delay closing or prevent them from occurring at all.
Our Viewpoint acquisition is subject to closing conditions, including the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.  If any condition to the acquisition is not satisfied or waived, the completion of the acquisition could be significantly delayed, or may not occur at all.  We and the sellers of Viewpoint may also terminate the merger agreement under certain circumstances. If we do not complete a proposed acquisition, or if the closing is significantly delayed, our projected financial results may be adversely affected.

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

At the end of the first quarter of fiscal 2018, our total debt was comprised primarily of Notes of $400.0 million, a revolving loan balance of $295.0 million under the 2014 Credit Facility, a revolving credit line balance of $130.0 million under the Uncommitted Facilities, and $300.0 million aggregate principal amount of revolving loans under the 2018 Interim Credit Facility.

On April 23, 2018, we entered into a bridge loan commitment letter with a group of lenders (the “Bridge Commitment Letter”). The Bridge Commitment Letter provides for a 364-day senior unsecured bridge term loan credit facility in an aggregate principal amount of up to $1.2 billion and, in the case of one lender, a $1.0 billion backstop revolving credit facility. In addition, on April 23, 2018, we entered into a term loan commitment letter with a group of lenders (the “Term Commitment Letter”). The Term Commitment Letter provides for a delayed draw term loan facility in an aggregate principal amount of up to $500 million, which would refinance and replace our 2014 Credit Facility. As a result of the announcement of the Viewpoint acquisition and our plans to incur additional indebtedness, Moody’s Investor Service, Inc. downgraded our ratings from Baa2 to Baa3 and, while our Standard & Poor’s ratings were stable, we received a negative outlook. As a result of this downgrade, we expect our interest expense on our 2014 Credit Facility and 2018 Interim Credit Facility to increase by 0.25% per annum. Any further downgrade in our ratings would further increase our interest expense. We publicly announced that, until we are able to deleverage, we intend to limit additional acquisitions and temporarily suspend our share repurchase program.

Our outstanding indebtedness, and the additional indebtedness we expect to incur in connection with the Viewpoint acquisition, could have other important consequences, such as:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table provides information relating to our purchases of equity securities for the first quarter of fiscal 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

December 30, 2017 – February 2, 2018	—	$—	—	$442,157,523	(1)
February 3, 2018 – March 2, 2018	1,268,038	$39.43	1,268,038	392,157,574
March 3, 2018 – March 30, 2018	—	$—	—	392,157,574
Total	1,268,038		1,268,038

(1) In November 2017, our Board of Directors approved a stock repurchase program (2017 Stock Repurchase Program), authorizing us to repurchase up to $600.0 million of the Company's common stock. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without public notice.

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
Robert G. Painter
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: May 8, 2018

EXHIBIT INDEX
.

3.1	Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (2)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (3)

2.1	Stock Purchase Agreement dated as of February 2, 2018 by and among Trimble Inc., e-Builder, Inc. and the stockholders of e-Builder named therein. (4)

10.1	$300,000,000 Revolving Credit Agreement dated as of February 2, 2018 between Trimble Inc. and The Bank of Nova Scotia. (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2018. (6)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2018. (6)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2018. (6)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2018. (6)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(2)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(3)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(4)	Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 2, 2018.

(5)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2018.

(6)	Furnished or filed herewith.