Form 10-Q
period 2018-06-29
TRIMBLE INC.
filed 2018-08-03
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 29, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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

As of August 1, 2018, there were 249,956,293 shares of Common Stock, par value $0.001 per share, outstanding.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended June 29, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Second Quarter of	Fiscal Year End
As of	2018	2017
		*As Adjusted
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$571.0	$358.5
Short-term investments	—	178.9
Accounts receivable, net	446.2	427.7
Other receivables	29.3	42.8
Inventories	282.4	264.6
Other current assets	58.0	39.2
Total current assets	1,386.9	1,311.7
Property and equipment, net	192.6	174.0
Goodwill	2,682.1	2,287.1
Other purchased intangible assets, net	422.2	364.8
Deferred costs, non-current	35.3	35.0
Other non-current assets	139.2	143.7
Total assets	$4,858.3	$4,316.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$0.4	$128.4
Accounts payable	159.0	146.0
Accrued compensation and benefits	137.2	143.9
Deferred revenue	319.2	237.6
Accrued warranty expense	16.2	18.3
Other current liabilities	85.0	99.2
Total current liabilities	717.0	773.4
Long-term debt	1,286.2	785.5
Non-current deferred revenue	37.0	39.0
Deferred income tax liabilities	40.5	47.8
Income taxes payable	77.5	94.1
Other non-current liabilities	182.5	162.0
Total liabilities	2,340.7	1,901.8
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 249.9 and 248.9 shares issued and outstanding as of the end of the second quarter of fiscal 2018 and fiscal year end 2017, respectively	0.2	0.2
Additional paid-in-capital	1,524.5	1,461.1
Retained earnings	1,153.9	1,084.6
Accumulated other comprehensive loss	(161.2)	(131.4)
Total Trimble Inc. stockholders' equity	2,517.4	2,414.5
Noncontrolling interests	0.2	—
Total stockholders' equity	2,517.6	2,414.5
Total liabilities and stockholders' equity	$4,858.3	$4,316.3
* See Note 2 for a summary of adjustments

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
(In millions, except per share amounts)	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenue:
Product	$531.0	$445.4	$1,028.8	$855.0
Service	136.1	111.9	264.9	218.5
Subscription	118.4	102.6	234.0	197.0
Total revenue	785.5	659.9	1,527.7	1,270.5
Cost of sales:
Product	250.2	222.4	485.6	415.8
Service	59.6	47.2	119.2	94.2
Subscription	29.1	27.2	57.0	54.1
Amortization of purchased intangible assets	23.9	20.5	47.0	39.5
Total cost of sales	362.8	317.3	708.8	603.6
Gross margin	422.7	342.6	818.9	666.9
Operating expense:
Research and development	110.1	90.8	219.4	179.5
Sales and marketing	112.8	100.1	234.9	194.5
General and administrative	89.4	75.1	171.0	144.4
Restructuring charges	2.2	2.3	3.8	5.2
Amortization of purchased intangible assets	18.7	15.3	36.1	29.6
Total operating expense	333.2	283.6	665.2	553.2
Operating income	89.5	59.0	153.7	113.7
Non-operating income (expense), net:
Interest expense, net	(18.6)	(6.0)	(28.1)	(12.1)
Foreign currency transaction gain (loss), net	(3.0)	—	0.7	1.4
Income from equity method investments, net	9.5	9.9	14.4	14.1
Other income, net	1.8	1.1	5.2	10.6
Total non-operating income (expense), net	(10.3)	5.0	(7.8)	14.0
Income before taxes	79.2	64.0	145.9	127.7
Income tax provision	15.1	16.7	23.1	30.6
Net income	64.1	47.3	122.8	97.1
Net gain attributable to noncontrolling interests	—	—	0.2	—
Net income attributable to Trimble Inc.	$64.1	$47.3	$122.6	$97.1
Basic earnings per share	$0.26	$0.19	$0.49	$0.38
Shares used in calculating basic earnings per share	249.5	253.0	249.1	252.5
Diluted earnings per share	$0.25	$0.18	$0.49	$0.38
Shares used in calculating diluted earnings per share	252.2	257.1	252.7	256.5
* See Note 2 for a summary of adjustments

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
(In millions)
Net income	$64.1	$47.3	$122.8	$97.1
Foreign currency translation adjustments, net of tax	(60.5)	35.6	(30.2)	61.3
Net unrealized gain (loss) on short-term investments	0.2	—	0.2	(0.1)
Net unrealized actuarial gain (loss), net of tax	0.2	(0.1)	0.2	(0.2)
Comprehensive income	4.0	82.8	93.0	158.1
Comprehensive gain attributable to noncontrolling interests	—	—	0.2	—
Comprehensive income attributable to Trimble Inc.	$4.0	$82.8	$92.8	$158.1
* See Note 2 for a summary of adjustments
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Two Quarters of
(In millions)	2018	2017
		*As Adjusted
Cash flow from operating activities:
Net income	$122.8	$97.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	17.2	17.7
Amortization expense	83.1	69.1
Stock-based compensation	34.3	28.9
Income from equity method investments	(1.5)	(9.0)
Other non-cash items	9.2	(9.5)
Decrease (increase) in assets:
Accounts receivable	(6.0)	(29.9)
Inventories	(21.8)	(2.0)
Other current and non-current assets	(16.8)	(9.7)
Increase (decrease) in liabilities:
Accounts payable	9.6	21.9
Accrued compensation and benefits	(6.6)	14.1
Deferred revenue	71.1	54.5
Other liabilities	(26.8)	10.2
Net cash provided by operating activities	267.8	253.4
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(532.9)	(124.9)
Acquisitions of property and equipment	(36.0)	(15.6)
Purchases of short-term investments	(24.0)	(137.6)
Proceeds from maturities of short-term investments	6.2	56.8
Proceeds from sales of short-term investments	196.8	90.6
Other	5.1	20.3
Net cash used in investing activities	(384.8)	(110.4)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	21.7	49.8
Repurchases of common stock	(53.0)	(20.4)
Proceeds from debt and revolving credit lines	1,527.8	340.0
Payments on debt and revolving credit lines	(1,157.1)	(350.1)
Other	(1.8)	(4.6)
Net cash provided by financing activities	337.6	14.7
Effect of exchange rate changes on cash and cash equivalents	(8.1)	11.1
Net increase in cash and cash equivalents	212.5	168.8
Cash and cash equivalents - beginning of period	358.5	216.1
Cash and cash equivalents - end of period	$571.0	$384.9
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
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2017 was December 29, 2017. The second quarter of fiscal 2018 and 2017 ended on June 29, 2018 and June 30, 2017, respectively. Both fiscal 2018 and 2017 are 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling stockholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The unaudited interim Condensed Consolidated Financial Statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for the full year. The information included in this Form 10-Q should be read in conjunction with information included in Trimble's Form 10-K filed with the U.S. Securities and Exchange Commission on February 27, 2018.
Effective the first quarter of fiscal 2018, the Company adopted the new revenue recognition standard, Revenue from Contracts with Customers, and several other new standards as discussed in Note 2. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards. Certain prior period amounts reported in the Company's Condensed Consolidated Financial Statements and notes thereto have been reclassified to conform to the current presentation.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in its Condensed Consolidated Financial Statements and accompanying notes. Estimates and assumptions are used for revenue recognition, including determining the nature and timing of satisfaction of performance obligations and determining standalone selling price of performance obligations, allowances for doubtful accounts, sales returns reserve, allowances for inventory valuation, warranty costs, investments, goodwill impairment, intangibles impairment, purchased intangibles, useful lives for tangible and intangible assets, stock-based compensation and income taxes among others. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Actual results and outcomes may differ from management's estimates and assumptions.
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting polices during the first two quarters of fiscal 2018 from those disclosed in the Company’s most recent Form 10-K, except for significant changes to our accounting policies as a result of adopting the new revenue recognition standard as discussed below:
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
Nature of Goods and Services
The Company generates revenue primarily from products, services and subscriptions; each of which is a distinct performance obligation. Product revenue includes hardware and software. Services including post contract services, extended warranty and subscriptions are performance obligations generally recognized over time.  Descriptions are as follows:
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
Subscription
The Company’s software as a service ("SaaS") performance obligations may be sold with devices used to collect, generate and transmit data.  SaaS is distinct from the related devices. In addition, the Company may host the software which the customer has separately licensed. Hosting services are distinct from the underlying software.
Subscription terms range from month-to-month to five years.  Subscription revenue is recognized monthly over the service duration, commencing from activation.
See Note 6 - Segment Information for disaggregation of revenue by geography.
Accounts receivable, net
Accounts receivable, net, includes billed and unbilled amounts due from customers. Unbilled receivables include revenue recognized that exceed the amount billed to customer, provided the billing is not contingent upon future performance and the company has the unconditional right to future payment with only the passage of time required. Both billed and unbilled amounts due are stated at their net estimated realizable value.
The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. Each reporting period, the Company evaluates the collectibility of its trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $4.2 million and $3.6 million at the end of the second quarter of fiscal 2018 and end of fiscal 2017, respectively.
Deferred Costs to Obtain Customer Contracts
Our incremental cost of obtaining contracts, which consists of sales commissions related to customer contracts that include maintenance or subscriptions revenue, are deferred if the contractual term is greater than a year or if renewals are expected and the renewal commission is not commensurate with the initial commission. These commission costs are deferred and amortized on a straight-line basis over a benefit period, either the contract term or the shorter of customer or product life, which is generally between three to seven years. The Company has elected the practical expedient to exclude contracts with an amortization period of a year or less from this deferral requirement.
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

Accounting for Income Taxes - Intra-Entity Asset Transfers
In October 2016, the FASB issued new guidance related to income taxes. This standard requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted the guidance beginning in the first quarter of fiscal 2018. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Other Income – Gains and Losses from the Derecognition of Non-financial Assets and Definition of a Business
In February 2017, the FASB issued new guidance clarifying the scope and application of existing guidance related to the sale or transfer of non-financial assets to non-customers, including partial sales. In January 2017, the FASB issued amendments to the definition of a business for companies that sell or acquire businesses. The Company adopted both of these amendments beginning in the first quarter of fiscal 2018. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Compensation - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued new guidance to improve the presentation for components of defined benefit pension cost, which requires employers to report the service cost component of net periodic pension cost in the same line item as other compensation expense arising from services rendered during the period. The standard also requires the other components of net periodic cost be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. The Company adopted the guidance retrospectively to all periods presented beginning in the first quarter of fiscal 2018. The

Company has defined benefit pension plans that are immaterial for its Condensed Consolidated Financial Statements; therefore, adoption of this guidance did not have a material impact.
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
The impact of adopting the new standard on the Consolidated Statements of Income for fiscal 2017 and 2016 is not material. The majority of revenue, which is related to hardware, software perpetual licenses, SaaS and other service and support offerings, remains substantially unchanged. The primary revenue impacts related to the new standard are earlier recognition of software term licenses, certain professional service contracts and non-standard terms and conditions. Previously, the Company expensed the majority of its commission expense as incurred. Under the new standard, the Company capitalizes and amortizes incremental commission costs to obtain the contract over a benefit period. The Company has elected a practical expedient to exclude contracts with a benefit period of a year or less from this deferral requirement for both retrospective and future financial statement periods.
The impact of adoption of the new standard on the Consolidated Balance Sheets for fiscal 2017 and 2016 is material with the primary impacts due to a reduction in deferred revenue for revenue streams that are recognized sooner under the new standard and capitalization of incremental costs to obtain customer contracts.
Adoption of the new standard had no impact to cash provided by or used in operating, financing, or investing activities on the Statements of Cash Flows for fiscal 2017 and 2016, although cash provided from operating activities had offsetting adjustments within accounts.
Impacts to Previously Reported Results
Adoption of the standard using the full retrospective method required the Company to restate certain previously reported results primarily related to revenue and cost of sales, accounts receivable, net, deferred costs to obtain customer contracts and deferred income taxes as shown in the Company's previously reported results below.

Adoption of Revenue from Contracts with Customers standards and the new Statement of Cash Flows impacted Company's previously reported results as follows:

	Second Quarter of Fiscal 2017			First Two Quarters of Fiscal 2017
(In millions, except per share amounts)	As Previously Reported	Adjustments a	As Adjusted	As Previously Reported	Adjustments a	As Adjusted
Revenue	$661.9	$(2.0)	$659.9	$1,275.8	$(5.3)	$1,270.5
Gross margin	346.5	(3.9)	342.6	673.1	(6.2)	666.9
Operating income	62.6	(3.6)	59.0	119.2	(5.5)	113.7
Income tax provision	17.7	(1.0)	16.7	32.8	(2.2)	30.6
Net Income attributable to Trimble Inc.	$49.9	$(2.6)	$47.3	$100.4	$(3.3)	$97.1
Diluted earnings per share	$0.19	$(0.01)	$0.18	$0.39	$(0.01)	$0.38

	Fiscal Year End 2017
(In millions)	As Previously Reported	Adjustments a	As Adjusted
Accounts receivable, net	$414.8	$12.9	$427.7
Inventories	271.8	(7.2)	264.6
Deferred costs, non-current	—	35.0	35.0
Other current and non-current assets	205.5	(22.6)	182.9
Current and non-current deferred revenue	313.4	(36.8)	276.6
Other current liabilities	101.0	(1.8)	99.2
Deferred income tax liabilities	40.4	7.4	47.8
Stockholders' equity	$2,366.0	$48.5	$2,414.5
a. Adjusted to reflect the adoption of Revenue from Contracts with Customers

.

	First Two Quarters of Fiscal 2017
(In millions)	As Previously Reported	Adjustments b	As Adjusted
Net cash provided by operating activities	$248.7	$4.7	$253.4
Net cash used in investing activities	(110.3)	(0.1)	(110.4)
Net cash provided by financing activities	$19.3	$(4.6)	$14.7
b. Adjusted to reflect the adoption of Statement of Cash Flows

Recently issued Accounting Pronouncements not yet adopted
Leases
In February 2016, the FASB issued new guidance that requires a lessee to recognize lease assets and lease liabilities on the balance sheet for most leases and provide enhanced disclosures. This new guidance is effective beginning in fiscal 2019 with early adoption permitted.
In July 2018, the FASB issued additional guidance for companies to elect transition using either (1) a modified retrospective approach for leases that exist upon adoption and in the comparative periods presented, or (2) an optional approach to initially apply the new lease guidance upon the adoption date, without adjusting the comparative periods presented. The Company plans to elect the optional transition approach and will adopt the standard beginning in fiscal 2019. Currently, the Company is evaluating its leases to determine the overall accounting impacts, including whether to elect the available practical expedients, and the necessary system requirements to provide the new accounting and reporting for leases. The Company anticipates that the standard will have a material effect on its consolidated balance sheets, with the most significant impact related to the accounting for real estate lease assets and liabilities.

Financial Instruments - Credit Losses
In June 2016, the FASB issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented based on the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The new standard is effective for the Company beginning in fiscal 2020. Early adoption for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. The Company is currently evaluating the effect of the updated standard on its Condensed Consolidated Financial Statements.

Intangibles - Goodwill and Other
In January 2017, the FASB issued new guidance that simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the current two-step impairment test. The impairment test is performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is to be applied on a prospective basis and is effective for the Company beginning in fiscal 2020 and early adoption is permitted. The Company currently anticipates that the adoption will not have a material impact on its Condensed Consolidated Financial Statements.

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
During the first quarter of fiscal 2018, the Company repurchased approximately 1.3 million shares of common stock in open market purchases, at an average price of $39.43 per share, for a total of $50.0 million under the 2017 Stock Repurchase Program. The Company temporarily suspended its stock repurchase program in April 2018. There were no shares repurchased during the second quarter of fiscal 2018.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase is charged to retained earnings. As a result of the repurchases, retained earnings was reduced by $42.5 million in the first quarter of fiscal 2018. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. At the end of the second quarter of fiscal 2018, the 2017 Stock Repurchase Program had remaining authorized funds of $392.2 million.
Stock-Based Compensation Expense
Stock compensation expense is recognized based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures.
The following table summarizes stock-based compensation expense for the second quarter and first two quarters of fiscal 2018 and 2017:

	Second Quarter of		First Two Quarters of
	2018	2017	2018	2017
(In millions)
Cost of sales	$1.1	$0.9	$2.2	$1.7
Research and development	3.2	2.6	6.3	5.0
Sales and marketing	2.4	2.4	4.7	4.6
General and administrative	10.2	9.3	21.1	17.6
Total operating expense	15.8	14.3	32.1	27.2
Total stock-based compensation expense	$16.9	$15.2	$34.3	$28.9

NOTE 4. BUSINESS COMBINATIONS

During the first two quarters of fiscal 2018, the Company acquired four businesses, with total cash consideration of $543.1 million, including the acquisition of e-Builder, Inc. ("e-Builder") in an all cash transaction valued at $485.2 million. The Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition. The acquisitions were not significant individually or in the aggregate. In the aggregate, the businesses acquired during the first two quarters of fiscal 2018 contributed less than two percent to the Company's total revenue during the first two quarters of fiscal 2018. On July 2, 2018, subsequent to the second quarter, the Company completed the acquisition of Waterfall Holdings, Inc., the holding company of Viewpoint, Inc., (“Viewpoint”), in an all-cash transaction valued at $1.2 billion.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. The fair value of liabilities assumed includes deferred revenue which is written down to the cost, plus a reasonable profit margin, to fulfill customer contractual obligations. For certain acquisitions completed in the last two quarters of fiscal 2017 and the first two quarters of fiscal 2018, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus, the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to all acquisitions, including the changes in the fair value of the contingent consideration liabilities, a net expense of $8.1 million and $24.1 million for the second quarter and the first two quarters of fiscal 2018, respectively, and $4.3 million and $6.4 million for the second quarter and the first two quarters of fiscal 2017, respectively, were expensed as incurred.
The following table summarizes the Company’s business combinations completed during the first two quarters of fiscal 2018 including e-Builder (the acquisition of which is described below) but excluding Viewpoint, which occurred subsequent to quarter end:

First Two Quarters of
2018
(In millions)
Fair value of total purchase consideration	$543.1
Less fair value of net assets acquired:
Net tangible assets acquired	1.5
Identifiable intangible assets	144.9
Deferred income taxes	(25.0)
Goodwill	$421.7
Intangible Assets
The following table presents details of the Company’s total intangible assets:

As of	Second Quarter of Fiscal 2018			Fiscal Year End 2017
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$991.9	$(773.7)	$218.2	$915.3	$(729.9)	$185.4
Trade names and trademarks	63.9	(50.5)	13.4	58.7	(48.6)	10.1
Customer relationships	556.9	(374.4)	182.5	512.1	(351.3)	160.8
Distribution rights and other intellectual property	70.5	(62.4)	8.1	69.2	(60.7)	8.5
	$1,683.2	$(1,261.0)	$422.2	$1,555.3	$(1,190.5)	$364.8

The estimated future amortization expense of purchased intangible assets as of the end of the second quarter of fiscal 2018 was as follows:

(In millions)
2018 (Remaining)	$67.9
2019	108.4
2020	80.0
2021	58.4
2022	40.7
Thereafter	66.8
Total	$422.2
Goodwill
The changes in the carrying amount of goodwill by segment for the first two quarters of fiscal 2018 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of fiscal year end 2017	$706.8	$415.3	$314.5	$850.5	$2,287.1
Additions due to acquisitions	421.7	—	—	—	421.7
Purchase price adjustments- prior years' acquisitions	—	—	(0.4)	(0.2)	(0.6)
Foreign currency translation adjustments	(8.8)	(7.4)	(5.0)	(3.1)	(24.3)
Divestiture (1)	—	(1.8)	—	—	(1.8)
Balance as of the end of the second quarter of fiscal 2018	$1,119.7	$406.1	$309.1	$847.2	$2,682.1
(1) In the first quarter of 2018, the Company sold its Geoline business, which was part of the Geospatial segment.
e-Builder, Inc.
On February 2, 2018, the Company completed the acquisition of e-Builder. e-Builder is a SaaS-based construction program management solution for capital program owners and program management firms that is expected to extend the Company’s ability to accelerate industry transformation by providing an integrated project delivery solution for owners, program managers and contractors across the design, construct and operate lifecycle. Trimble acquired all of the issued and outstanding shares of common stock of e-Builder for a total purchase price of $485.2 million, subject to certain adjustments described in the purchase agreement. The Company incurred approximately $18.6 million in acquisition-related costs primarily comprising compensation costs incurred post-closing associated with options which were accelerated in connection with the acquisition transaction, which were expensed as incurred and included in Cost of Sales - Service, Research and development, Sales and marketing and General and administrative expense. e-Builder’s results of operations since February 2, 2018 have been included in the Company’s Condensed Consolidated Statements of Income for the first two quarters of fiscal 2018. e-Builder's performance is reported under the Buildings and Infrastructure segment.
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

The following table summarizes the consideration transferred to acquire e-Builder, the assets acquired and liabilities assumed and the estimated useful lives of the identifiable intangible assets as of the date of the acquisition:

	Estimated
(In millions)	Fair Value
Total purchase consideration	$485.2
Net tangible assets acquired	1.3
Intangible assets acquired:		Estimated Useful Life
Developed product technology	60.5	7 years
Order backlog	1.7	6 months
Customer relationships	42.4	10 years
Trade name	4.8	7 years
Subtotal	109.4
Deferred tax liability	(18.4)
Less fair value of all assets/liabilities acquired	92.3
Goodwill	$392.9

Details of the net assets acquired are as follows:

As of February 2, 2018
(In millions)
Cash and cash equivalents	$2.5
Accounts receivable	14.4
Other receivables	43.3
Other current assets	0.7
Other non-current assets	0.2
Accounts payable	(8.4)
Accrued liabilities	(39.6)
Deferred revenue liability	(11.8)
Net tangible assets acquired	$1.3

Goodwill represents the excess of the fair value of consideration paid over the fair value of the underlying net tangible and intangible assets acquired. Goodwill consisted of e-Builder’s highly skilled and valuable assembled workforce, a proven ability to generate new products and services to drive future revenue and a premium paid by the Company for synergies unique to its business. The Company recorded $392.9 million of goodwill from this acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes.

During the second quarter and the first two quarters of fiscal 2018, e-Builder contributed $10.6 million and $15.6 million of revenue, respectively and recorded less than $0.1 million of operating income and $1.5 million of operating loss, respectively, within the business segment. The following table presents pro forma results of operations of the Company and e-Builder, as if the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place on the first day of fiscal 2017, or of future results. Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of February 2, 2018. For the second quarter and first two quarters of fiscal 2018 and 2017, the pro-forma results include amortization of intangible assets related to the acquisition, impacts from adoption of Revenue from Contracts with Customers, interest expense for debt used to purchase e-Builder and income tax effects. The pro forma information for the second quarter and first two quarters of fiscal 2018 and 2017 is as follows:

	Second Quarter of		First Two Quarters of
Fiscal Period	2018	2017	2018	2017
(in millions, except per share data)
Revenue	$785.5	$671.0	$1,536.0	$1,291.9
Net income attributable to Trimble Inc.	64.1	45.0	138.5	92.1
Basic earnings per share	0.26	0.18	0.56	0.36
Diluted earnings per share	0.25	0.17	0.54	0.36

NOTE 5. INVENTORIES
Inventories consisted of the following:

	Second Quarter of	Fiscal Year End
As of	2018	2017
		*As Adjusted
(In millions)
Raw materials	$91.3	$85.2
Work-in-process	11.6	12.4
Finished goods	179.5	167.0
Total inventories	$282.4	$264.6
* See Note 2 for a summary of adjustments
Finished goods includes $8.5 million and $8.7 million at the end of the second quarter of fiscal 2018 and fiscal year end 2017 for costs of sales that have been deferred in connection with deferred revenue arrangements.
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

The Company’s reportable segments are described below:

•	Buildings and Infrastructure: This segment primarily serves customers working in architecture, engineering, construction and operations and maintenance.

•	Geospatial: This segment primarily serves customers working in surveying, engineering, government and land management.

•	Resources and Utilities: This segment primarily serves customers working in agriculture, forestry and utilities.

•	Transportation: This segment primarily serves customers working in long haul trucking, field service management, rail and military aviation.

The following tables present revenue, operating income, depreciation expense and identifiable assets for the four reportable segments. Operating income is revenue less cost of sales and operating expense, excluding unallocated corporate expenses, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up and acquisition and divestiture items. The identifiable assets that the CODM views by segment are accounts receivable, inventories and goodwill.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Second Quarter of Fiscal 2018
Revenue	$274.3	$184.4	$145.0	$181.8	$785.5
Operating income	67.4	41.6	42.3	31.1	182.4
Depreciation expense	1.4	1.5	1.0	1.2	5.1
Second Quarter of Fiscal 2017
Revenue (*As Adjusted)	$220.6	$164.6	$111.6	$163.1	$659.9
Operating income (*As Adjusted)	47.8	29.8	35.0	25.4	138.0
Depreciation expense	1.5	1.5	0.6	1.4	5.0
First Two Quarters of Fiscal 2018
Revenue	$499.0	$358.9	$304.2	$365.6	$1,527.7
Operating income	110.9	78.9	94.0	61.5	345.3
Depreciation expense	2.8	2.9	2.0	2.3	10.0
First Two Quarters of Fiscal 2017
Revenue (*As Adjusted)	$407.1	$314.2	$231.8	$317.4	$1,270.5
Operating income (*As Adjusted)	79.5	57.7	77.6	48.9	263.7
Depreciation expense	3.3	2.8	1.2	2.8	10.1
As of the Second Quarter of Fiscal 2018
Accounts receivable, net	$150.0	$113.0	$75.3	$107.9	$446.2
Inventories	64.6	127.2	44.7	45.9	282.4
Goodwill	1,119.7	406.1	309.1	847.2	2,682.1
As of Fiscal Year End 2017
Accounts receivable, net (*As Adjusted)	$120.1	$121.5	$78.5	$107.6	$427.7
Inventories (*As Adjusted)	62.1	110.3	46.0	46.2	264.6
Goodwill	706.8	415.3	314.5	850.5	2,287.1
* See Note 2 for a summary of adjustments
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Second Quarter of		First Two Quarters of
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
(In millions)
Consolidated segment operating income	$182.4	$138.0	$345.3	$263.7
Unallocated corporate expense	(22.5)	(20.4)	(45.9)	(38.8)
Restructuring charges	(2.8)	(2.8)	(4.2)	(6.2)
Amortization of purchased intangible assets	(42.6)	(35.8)	(83.1)	(69.1)
Stock-based compensation	(16.9)	(15.2)	(34.3)	(28.9)
Amortization of acquisition-related inventory step-up	—	(0.5)	—	(0.6)
Acquisition and divestiture items	(8.1)	(4.3)	(24.1)	(6.4)
Consolidated operating income	89.5	59.0	153.7	113.7
Non-operating income (expense), net:	(10.3)	5.0	(7.8)	14.0
Consolidated income before taxes	$79.2	$64.0	$145.9	$127.7
* See Note 2 for a summary of adjustments

The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers is attributed to countries based on the location of the customer.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Second Quarter of Fiscal 2018
North America	$146.2	$70.2	$48.4	$147.0	$411.8
Europe	83.6	56.2	61.8	21.2	222.8
Asia Pacific	37.4	45.0	12.3	12.7	107.4
Rest of World	7.1	13.0	22.5	0.9	43.5
Total consolidated revenue	274.3	184.4	145.0	181.8	785.5
Second Quarter of Fiscal 2017 (*As Adjusted)
North America	$117.9	$64.3	$45.6	$136.6	$364.4
Europe	62.7	45.9	37.1	17.1	162.8
Asia Pacific	31.2	39.6	11.0	8.3	90.1
Rest of World	8.8	14.8	17.9	1.1	42.6
Total consolidated revenue	220.6	164.6	111.6	163.1	659.9
First Two Quarters of Fiscal 2018
North America	259.5	139.6	96.8	298.2	794.1
Europe	159.2	105.8	141.7	42.5	449.2
Asia Pacific	66.6	88.3	23.6	23.5	202.0
Rest of World	13.7	25.2	42.1	1.4	82.4
Total consolidated revenue	499.0	358.9	304.2	365.6	1,527.7
First Two Quarters of Fiscal 2017 (*As Adjusted)
North America	214.6	119.5	87.7	264.3	686.1
Europe	120.2	87.4	86.3	33.3	327.2
Asia Pacific	54.8	80.0	22.3	17.5	174.6
Rest of World	17.5	27.3	35.5	2.3	82.6
Total consolidated revenue	407.1	314.2	231.8	317.4	1,270.5

* Adjusted to reflect adoption of the new revenue recognition standard, Revenue from Contracts with Customers. For further information, see Note 2.

NOTE 7. DEBT
Debt consisted of the following:

As of		Second Quarter of	Fiscal Year End
Instrument	Date of Issuance	2018	2017
(In millions)		Amount	Amount
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	$300.0	$—
2028 Senior Notes, 4.90%, due June 2028	June 2018	600.0	—
2024 Senior Notes, 4.75%, due December 2024	November 2014	400.0	400.0
Credit Facilities:
2014 Credit Facility, floating rate, retired	November 2014	—	389.0
2018 Credit Facility, floating rate:
Term Loan, due May 2021	May 2018	—	—
Revolving Credit Facility, due May 2023	May 2018	—	—
Uncommitted facilities, floating rate		—	128.0
Promissory notes and other debt		1.3	1.2
Unamortized discount and issuance costs		(14.7)	(4.3)
Total debt		1,286.6	913.9
Less: Short-term debt		0.4	128.4
Long-term debt		$1,286.2	$785.5

Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants, all of which the Company was in compliance with at the end of the second quarter of fiscal 2018.
Debt Maturities
At the end of the second quarter of fiscal 2018, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2018 (Remaining)	$0.4
2019	0.4
2020	0.4
2021	0.1
2022	—
Thereafter	1,300.0
Total	$1,301.3

Senior Notes:
2023 Senior Notes
In June 2018, the Company issued an aggregate principal amount of $300.0 million in senior notes (the "2023 Senior Notes") that will mature in June 2023 and bear interest at a fixed rate of 4.15 percent per annum. The interest is payable semi-annually in June and December of each year, commencing in December 2018. The interest rate is subject to adjustment from time to time if Moody’s or S&P (or, if applicable, a substitute rating agency) downgrades (or subsequently upgrades) its rating assigned to the 2023 Senior Notes, as set of forth in the applicable indenture. The 2023 Senior Notes were sold at 99.964 percent of the aggregate principal amount. The Company incurred issuance costs of $0.9 million in connection with the 2023 Senior Notes that, along with the debt discount upon issuance, are being amortized to interest expense over the term of the 2023 Senior Notes. The 2023 Senior Notes are unsecured and rank equally in right of payment with all of the Company's other senior unsecured indebtedness.

2028 Senior Notes
In June 2018, the Company issued an aggregate principal amount of $600.0 million in senior notes (the "2028 Senior Notes") that will mature in June 2028 and bear interest at a fixed rate of 4.90 percent per annum. The interest is payable semi-annually in June and December of each year, commencing in December 2018. The interest rate is subject to adjustment from time to time if Moody’s or S&P (or, if applicable, a substitute rating agency) downgrades (or subsequently upgrades) its rating assigned to the 2028 Senior Notes, as set of forth in the applicable indenture. The 2028 Senior Notes were sold at 99.867 percent of the aggregate principal amount. The Company incurred issuance costs of $1.8 million in connection with the 2028 Senior Notes that, along with the debt discount upon issuance, are being amortized to interest expense over the term of the 2028 Senior Notes. The 2028 Senior Notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. In June 2018, the Company used a portion of the proceeds to pay down and terminate the $300.0 million amount outstanding under the Revolving Credit Agreement (the “2018 Interim Credit Facility”), dated as of February 2, 2018.

2024 Senior Notes
In November 2014, the Company issued an aggregate principal amount of $400.0 million in senior notes (the "2024 Senior Notes") that will mature in December 2024 and bear interest at a fixed rate of 4.75 percent per annum. The interest is payable semi-annually in December and June of each year. The Company incurred issuance costs of $3.0 million in connection with the 2024 Senior Notes that, along with the debt discount upon issuance, are being amortized to interest expense over the term of the senior notes. The 2024 Senior Notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness.

The 2023 Senior Notes, the 2028 Senior Notes and the 2024 Senior Notes are collectively referred to herein as the “Senior Notes.” The Company may redeem the notes of each series of Senior Notes at its option in whole or in part at any time, in accordance with the terms and conditions set forth in the indenture governing such series. Such indenture also contains covenants limiting the Company’s ability to create certain liens, enter into sale and lease-back transactions, and consolidate or merge with or into, or convey, transfer or lease all or substantially all of the Company’s properties and assets, each subject to certain exceptions.

The Senior Notes are classified as long-term debt in the Consolidated Balance Sheets.

Credit facilities:
Bridge Facility:
On April 23, 2018, the Company entered into a bridge loan commitment letter with a group of lenders (the “Bridge Commitment Letter”) in connection with the acquisition of Viewpoint. Under the Bridge Commitment Letter, the lenders committed to provide a 364-day senior unsecured bridge term loan credit facility in an aggregate principal amount of up to $1.2 billion and, in the case of one lender, a $1.0 billion backstop revolving credit facility (collectively, the “Bridge Facility”).

Under the terms of the commitment letter, the Bridge Facility was reduced to $700.0 million in May 2018 upon entering into the 2018 Credit Facility (as defined below) and terminated in June 2018 upon the issuance of the 2023 Senior Notes and the 2028 Senior Notes. For the second quarter of fiscal 2018, the Company incurred costs in connection with the Bridge Facility of $5.8 million that were recorded to Interest expense, net.
2018 Credit Facility
In May 2018, the Company entered into a new credit agreement, (the “2018 Credit Facility”), with JPMorgan Chase Bank, N.A. and certain other institutional lenders that provides for unsecured credit facilities in the aggregate principal amount of $1.75 billion, comprised of a five-year revolving loan facility of $1.25 billion (the “Revolving Credit Facility”) and a delayed draw three-year term loan facility of $500.0 million (the “Term Loan”). Subject to the terms of the 2018 Credit Facility, the Company may request an additional loan facility up to $500.0 million. The proceeds of the borrowings under the Revolving Credit Facility, together with cash on hand, were used to pay in full the outstanding amounts under and to terminate the Company’s prior revolving credit facility dated November 2014. The net proceeds of the Senior Notes offering in June 2018 were used to temporarily pay down the outstanding borrowings under the Revolving Credit Facility and the Uncommitted Facilities. At the end of second quarter of fiscal 2018, no amounts were outstanding under the 2018 Credit Facility. The Term Loan may be borrowed only in connection with the closing of the acquisition of Viewpoint, which occurred in July 2018. The Company may use the proceeds of future borrowings under the Revolving Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. The Company recognized $4.8 million of debt issuance costs associated with the 2018 Credit Facility that, along with prior unamortized costs, are being amortized to interest expense over the term of the 2018 Credit Facility.

The Company may borrow funds under the 2018 Credit Facility in U.S. Dollars in the case of the Term Loan and U.S. Dollars, Euros or in certain other agreed currencies in the case of the Revolving Credit Facility. Borrowings will bear interest, at the Company’s option, at either: (a) the alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period, plus 1.00%, in each case, plus a margin of between 0.00% and 0.875%; (b) an adjusted LIBOR rate (based on one, two, three or six-month interest periods), plus a margin of between 1.00% and 1.875%; or (c) an adjusted EURIBOR rate (based on one, two, three or six-month interest periods), plus a margin of between 1.00% and 1.875%. The applicable margin in each case is determined based on either the Company’s credit rating at such time or the Company’s leverage ratio as of its most recently ended fiscal quarter, whichever results in more favorable pricing to the Company. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate, or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at LIBOR rate or EURIBOR rate.

The 2018 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2018 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company's and its subsidiaries’ ability to create liens and enter into sale and leaseback transactions and that restrict its subsidiaries’ ability to incur indebtedness. Further, the 2018 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, the Company must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2018 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters (adjusted for proforma effects of Viewpoint acquisition) of not less than 3.50 to 1.00. The Company must also maintain a Leverage Ratio (as defined in the 2018 Credit Facility) of not greater than 3.50:1.00; provided that (i) after the closing of the Viewpoint acquisition has occurred, the maximum Leverage Ratio permitted at the end of the fiscal quarter during which such closing shall have occurred and at the end of each of the three fiscal quarters immediately following such fiscal quarter shall be 4.25:1.00 and the maximum Leverage Ratio permitted at the end of each of the next two fiscal quarters immediately following thereafter shall be 3.75:1.00, and (ii) in the event the Company or any subsidiary shall complete any Material Acquisition (as defined in the 2018 Credit Facility) (other than the Viewpoint acquisition) in which the cash consideration paid by it exceeds $100.0 million, the Company may, by a notice delivered to the administrative agent (which shall furnish a copy thereof to each Lender), increase to 3.75:1.00 the maximum Leverage Ratio permitted at the end of the fiscal quarter during which such Material Acquisition shall have occurred and each of the three immediately following fiscal quarters (but not for any subsequent fiscal quarter).

The 2018 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control. If any principal is not paid when due, interest on such amount will accrue at an increased rate. Upon the occurrence and during the continuance of an event of default, the lenders may accelerate the Company's obligations under the 2018 Credit Facility; however, that acceleration will be automatic in the case of bankruptcy and insolvency events of default involving the Company.
Uncommitted Facilities
The Company has two $75.0 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). No amounts were outstanding at the end of the second quarter of fiscal 2018 under the Uncommitted Facilities. The $128.0 million outstanding at the end of fiscal 2017 under the Uncommitted Facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 2.24% at the end of fiscal 2017 and is payable on a monthly basis.
Promissory Notes and Other Debt
At the end of the second quarter of fiscal 2018 and the year end of fiscal 2017, the Company had promissory notes and other notes payable totaling approximately $1.3 million and $1.2 million, respectively, of which $0.9 million and $0.8 million, respectively, was classified as long-term in the Condensed Consolidated Balance Sheet.

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

The gross realized gains or losses on the Company's available-for-sale investments for the first two quarters of fiscal 2018 and 2017 were not significant. The gross unrealized losses on the Company's available-for-sale investments at the end of the second quarter of fiscal 2018 and 2017 were de minimis.

NOTE 9. FAIR VALUE MEASUREMENTS
The Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters. Where observable prices or inputs are not available, valuation models are applied. Hierarchical levels, defined by the guidance on fair value measurements, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities and are as follows:
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

	Fair Values as of the end of the Second Quarter of Fiscal 2018				Fair Values as of Fiscal Year End 2017
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Available-for-sale securities:
U.S. Treasury securities (1)	$—	$—	$—	$—	$—	$9.6	$—	$9.6
Corporate debt securities (1)	—	—	—	—	—	96.0	—	96.0
Commercial paper (1)	—	—	—	—	—	100.1	—	100.1
Total available-for-sale securities	—	—	—	—	—	205.7	—	205.7
Deferred compensation plan assets (2)	30.8	—	—	30.8	27.1	—	—	27.1
Derivative assets (3)	—	0.9	—	0.9	—	0.5	—	0.5
Total assets measured at fair value	$30.8	$0.9	$—	$31.7	$27.1	$206.2	$—	$233.3
Liabilities
Deferred compensation plan liabilities (2)	$30.8	$—	$—	$30.8	$27.1	$—	$—	$27.1
Derivative liabilities (3)	—	0.2	—	0.2	—	0.1	—	0.1
Contingent consideration liabilities (4)	—	—	5.4	5.4	—	—	14.2	14.2
Total liabilities measured at fair value	$30.8	$0.2	$5.4	$36.4	$27.1	$0.1	$14.2	$41.4

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

(4)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payment under the arrangements is $52.5 million at the end of the second quarter of fiscal 2018. The fair values are estimated using scenario-based methods or option pricing methods based upon estimated future revenues, gross margins or other milestones. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s outstanding financial instruments:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	Second Quarter of Fiscal 2018		Fiscal Year End 2017
(In millions)
Liabilities:
2023 Senior Notes	$300.0	$300.4	$—	$—
2024 Senior Notes	400.0	408.1	400.0	430.4
2028 Senior Notes	600.0	600.1	—	—
2014 Credit Facility, retired	—	—	389.0	389.0
Uncommitted facilities	—	—	128.0	128.0
Promissory notes and other debt	1.3	1.3	1.2	1.2

The fair value of the Senior Notes was determined based on observable market prices in less active markets and is categorized accordingly as Level II in the fair value hierarchy. The fair value of the bank borrowings and promissory notes has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate and is categorized as Level II in the fair value hierarchy. The fair values do not give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.

NOTE 10. DEFERRED COSTS TO OBTAIN CUSTOMER CONTRACTS

We classify all deferred costs to obtain customer contracts, which consists of deferred commissions, as a non-current asset, included in Deferred Costs, non-current on the Company’s Condensed Consolidated Balance Sheets. At the end of the second quarter of fiscal 2018 and fiscal year end 2017, we had $35.3 million and $35.0 million of deferred costs to obtain customer contracts, respectively.
Amortization expense related to deferred costs to obtain customer contracts, for the second quarter and first two quarters of fiscal 2018, was $5.6 million and $11.0 million, respectively, and was $5.0 million and $9.9 million, respectively, for the second quarter and first two quarters of fiscal 2017. It was included in sales and marketing expenses in the Company’s Condensed Consolidated Statements of Income. There was no impairment loss related to the deferred commissions for either period presented.
NOTE 11. PRODUCT WARRANTIES
The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support, labor costs and costs incurred by third parties performing work on the Company’s behalf. The Company’s expected future costs are primarily estimated based upon historical trends in the volume of product returns within the warranty period and the costs to repair or replace the equipment. When products sold include warranty provisions, they are covered by a warranty for periods ranging generally from one year to two years.
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
Changes in the Company’s product warranty liability during the first two quarters of fiscal 2018 are as follows:

(In millions)
Balance as of fiscal year end 2017	$18.3
Acquired warranties	—
Accruals for warranties issued	6.7
Changes in estimates	(0.7)
Warranty settlements (in cash or in kind)	(8.1)
Balance as of the end of the second quarter of fiscal 2018	$16.2

NOTE 12. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in the Company’s deferred revenue during the second quarter and first two quarters of fiscal 2018 and 2017 are as follows:

	Second Quarter of		First Two Quarters of
(In millions)	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Beginning balance of the period	$360.4	$302.5	$276.6	246.4
Revenue recognized	(62.2)	(54.7)	(160.2)	(142.5)
Acquired deferred revenue	1.4	0.6	23.7	4.6
Net deferred revenue activity	56.6	58.9	216.1	198.8
Ending balance of the period	356.2	307.3	356.2	307.3
* See Note 2 for a summary of adjustments
Remaining Performance Obligations
As of the end of the second quarter of fiscal 2018, approximately $1.0 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily hardware, subscription, software maintenance and professional services contracts. The Company expects to recognize revenue of approximately 74% and 15% on these remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.
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
The following table shows the computation of basic and diluted earnings per share:

	Second Quarter of		First Two Quarters of
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$64.1	$47.3	$122.6	$97.1
Denominator:
Weighted average number of common shares used in basic earnings per share	249.5	253.0	249.1	252.5
Effect of dilutive securities	2.7	4.1	3.6	4.0
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	252.2	257.1	252.7	256.5
Basic earnings per share	$0.26	$0.19	$0.49	$0.38
Diluted earnings per share	$0.25	$0.18	$0.49	$0.38
* See Note 2 for a summary of adjustments
For the second quarter and the first two quarters of fiscal 2018 and 2017, the Company excluded insignificant shares of outstanding stock options from the calculation of diluted earnings per share because their effect would have been antidilutive.

NOTE 14. INCOME TAXES
Effective in 2018, the Tax Cuts and Jobs Act (“Tax Act”) reduced U.S. federal tax from 35% to 21% and created new taxes on certain foreign-source earnings (referred to as “GILTI”) and certain related-party payments. The Company recorded reasonable estimates as provisional amounts arising from the Tax Act in the fourth quarter of fiscal 2017. As of the second quarter of fiscal 2018, the Company has not made material adjustments with regard to the 2017 provisional amounts. The Company will continue to perform additional analysis regarding historical foreign earnings and taxes as well as other necessary potential adjustments and will complete the analysis by incorporating ongoing legislative guidance and accounting interpretations. Additionally, the Company has not yet determined its policy election as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI or whether GILTI will be accounted for as a period cost. The Company expects to complete its analysis for the tax effects of the Tax Act in fiscal 2018.
For the second quarter of fiscal 2018, the Company’s effective income tax rate was 19%, compared to 26% in the corresponding period in fiscal 2017, primarily due to the reduced U.S. federal tax rate of approximately nine percentage points, increased tax benefit from stock based compensation and other discrete items of approximately three percentage points, partially offset by U.S. tax on certain foreign earnings of five percentage points related mainly to a provisional GILTI tax. For the first two quarters of fiscal 2018, the Company’s effective income tax rate was 16% as compared to 24% in the corresponding period in fiscal 2017, primarily due to the reduced U.S. federal tax rate of approximately nine percentage points, tax benefit from foreign deferred tax adjustments and other discrete items of approximately four percentage points, partially offset by U.S. tax on certain foreign earnings of five percentage points related mainly to a provisional GILTI tax.
The Company's effective tax rate is lower than the newly enacted U.S. federal statutory rate of 21% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, a benefit from U.S. federal R&D credit and stock based compensation deductions.

The Company and its subsidiaries are subject to U.S. federal and state and foreign income tax. The Company is currently in different stages of multiple year examinations by the Internal Revenue Service (the "IRS") as well as various state and foreign taxing authorities. In addition, as discussed below, the Company has a pending matter in U.S. tax court regarding fiscal 2011. The Company believes its reserves are more likely than not to be adequate to cover final resolution of all open tax matters.
In the first quarter of fiscal 2015, the Company received a Notice of Proposed Adjustment from the IRS for the fiscal years 2010 and 2011. The proposed adjustments primarily relate to the valuations of intercompany transfers of acquired intellectual property. The assessments of tax and penalties for the years in question total $67.0 million. In January 2018, the Company and IRS reached agreement to settle certain aspects of the assessments constituting $15.8 million of the total $67.0 million assessment. The Company paid approximately $5.0 million in March 2018 in accordance with the agreement. The Company’s reserves were adequate to cover the partial agreement.
On March 7, 2018 the Company received a Notice of Deficiency for fiscal year 2011, assessing tax and penalties totaling $51.2 million. The Company does not agree with the IRS position on the remaining issues. Accordingly, on June 1, 2018, the Company filed a petition with the U.S. tax court relating to the Notice of Deficiency.
Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (whether by payment, release or a combination of both) in the next 12 months by up to $8.0 million primarily related to the IRS partial settlement discussed above.
Unrecognized tax benefits of $81.0 million and $68.5 million as of the end of the second quarter of fiscal 2018 and fiscal year end 2017, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of the end of the second quarter of fiscal 2018 and fiscal year end 2017, the Company had accrued $14.5 million and $12.7 million, respectively, for interest and penalties, which are recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Operating Leases and Other Commitments
The estimated future minimum operating lease commitments as of the end of the second quarter of fiscal 2018 are as follows (in millions):

2018 (Remaining)	$21.6
2019	36.1
2020	28.2
2021	24.7
2022	19.1
Thereafter	33.4
Total	$163.1
As of the end of the second quarter of fiscal 2018, the Company had unconditional purchase obligations of approximately $197.4 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.

Additionally, the Company has certain acquisitions which include additional earn-out cash payments based on estimated future revenues, gross margins or other milestones. As of the end of the second quarter of fiscal 2018, the Company had $5.4 million included in Other current liabilities and Other non-current liabilities related to these earn-outs, representing the fair value of the contingent consideration.
Litigation
From time to time, the Company is also involved in litigation arising out of the ordinary course of its business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of the Company's or its subsidiaries' property is subject.

NOTE 16. SUBSEQUENT EVENTS

On July 2, 2018, subsequent to the second quarter, the Company acquired all of the outstanding shares of Waterfall Holdings, Inc., the holding company of Viewpoint, Inc., in an all-cash transaction valued at $1.2 billion. The Company incurred an additional $897.5 million of debt, including $500.0 million under the Term Loan, $131.0 million under the Uncommitted Facilities and $266.5 million under the Revolving Credit Facility to consummate the transaction. As of the end of the second quarter after giving effect to the Viewpoint acquisition, our total debt outstanding, on a pro forma basis, would have been $2,184.1 million.

Viewpoint is a leading provider of construction management software, which integrates a contractor’s financial and resource management to their project operations in the field. The integration across the office, team and field workflows enables contractors to employ Viewpoint to effectively manage and gain visibility over data and workflows that span the construction lifecycle from pre-production planning, to product operations and supply chain management, through project hand over and asset operation and maintenance.

The acquisition is highly complementary to Trimble’s construction technology portfolio and positions Trimble to further its strategy to lead the industry’s transformation. With Viewpoint, Trimble will be able to offer customers a central workflow platform for delivering integrated, end-to-end construction management, while further enabling connectivity across the complete construction lifecycle. In addition, Viewpoint will complement Trimble’s recent acquisition of e-Builder, a leading SaaS-based construction program management solution for capital program owners and program management firms. Viewpoint will further extend these capabilities with focus on general, specialty and heavy civil contractors and linking project data into the owner-facing e-Builder suite for end-to-end project transparency.

The Viewpoint business will be reported as part of Trimble’s Buildings and Infrastructure Segment.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:

•	the portion of our revenue expected to come from sales to customers located in countries outside of the U.S.;

•
seasonal fluctuations in our construction equipment revenues, sales to U.S. governmental agencies, agricultural equipment business revenues, global macroeconomic conditions and expectations that we may experience less seasonality in the future;

•	our plans to continue to invest in research and development to actively develop and introduce new products and to deliver targeted solutions to the markets we serve;

•	a continued shift in revenue towards a more significant mix of software, recurring revenue and services;

•	our belief that increases in recurring revenue from our software and solutions will provide us with enhanced business visibility over time;

•
our belief that our cash and cash equivalents and short-term investments, together with borrowings under the commitments for our credit facilities and senior notes, will be sufficient to meet our anticipated operating cash needs, debt service and planned capital expenditures for at least the next twelve months;

•	any anticipated benefits to us from the acquisitions of e-Builder and Viewpoint and our ability to successfully integrate e-Builder and Viewpoint businesses;

•	fluctuations in interest rates and foreign currency exchange rates; and

•	our growth strategy, including our focus on historically underserved large markets, the relative importance of organic growth versus strategic acquisitions and the reasons that we acquire businesses.

The forward-looking statements regarding future events and the future results of Trimble Inc. ("Trimble" or "the Company" or "we" or "our" or "us") are based on current expectations, estimates, forecasts and projections about the industries in which Trimble operates and the beliefs and assumptions of the management of Trimble. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as "may, " "will, " "should, " "could, " "predicts, " "potential, " "continue, " "expects, " "anticipates, " "future, " "intends, " "plans, " "believes, " "estimates, " and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in "Risk Factors" below and elsewhere in this report, as well as in the Company’s Annual Report on Form 10-K for fiscal year 2017 and in other reports Trimble files with the Securities and Exchange Commission, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Management believes that, except for the adoption of the new revenue recognition standard as discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, there have been no significant changes during the first two quarters of fiscal 2018 to the items that we disclosed as our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements, see Note 2 of the Notes to our Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

EXECUTIVE LEVEL OVERVIEW
Trimble began operations in 1978 and was originally incorporated in California as Trimble Navigation Limited in 1981. On October 1, 2016, Trimble Navigation Limited changed its name to Trimble Inc. ("Trimble" or the "Company") and changed its state of incorporation from the State of California to the State of Delaware.
The Buildings and Infrastructure segment primarily serves customers working in architecture, engineering, construction and operations and maintenance. The Geospatial segment primarily serves customers working in surveying, engineering, government and land management. The Resources and Utilities segment primarily serves customers working in agriculture, forestry and utilities. The Transportation segment primarily serves customers working in long haul trucking, field service management, rail and military aviation.

Trimble is a leading provider of technology solutions that optimize the work processes of office and mobile field professionals around the world. Our comprehensive work process solutions are used across a range of industries including agriculture, architecture, civil engineering, construction, government, natural resources, transportation and utilities. Representative Trimble customers include engineering and construction firms, contractors, surveying companies, farmers and agricultural companies, long haul trucking companies, energy, utility companies, and state, federal and municipal governments.

Trimble focuses on integrating its broad technological and application capabilities to create vertically-focused, system-level solutions that transform how work is done within the industries we serve. The integration of sensors, software, connectivity and information in our portfolio gives us the unique ability to provide an information model specific to the customer’s workflow. For example, in construction, our strategy is centered on the concept of a “constructible model” which is at the center of our “Connected Construction” solutions which provide real-time, connected and cohesive information environments for the design, build and operational phases of construction projects. In agriculture, we continue to develop “Connected Farm” solutions to optimize operations across the agriculture workflow. In long haul trucking, our “Connected Fleet” solutions provide transportation companies with tools to enhance fuel efficiency, safety and transparency through connected vehicles and fleets across the enterprise.

Our growth strategy is centered on multiple elements:

•
Focus on attractive markets with significant growth and profitability potential -We focus on large markets historically underserved by technology that offer significant potential for long-term revenue growth, profitability and market leadership. Our core industries such as construction, agriculture and transportation markets are each multi-trillion dollar global industries which operate in increasingly demanding environments with technology adoption in the early phases relative to other industries. With the emergence of mobile computing capabilities, the increasing technological know-how of end users and the compelling return on investment to our customers, we believe many of our markets are attractive for substituting Trimble’s technology and solutions in place of traditional operating methods.

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D and acquisitions. We have been spending approximately 14% to 15% of revenue over the past several years on R&D and currently have over 1,200 unique patents. We intend to continue to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for opportunities where the opportunity for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

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

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 40 countries and distribution channels in over 100 countries. In the second quarter of 2018, over 53% of our sales were to customers located in countries outside of the U.S.

•
Optimized go to market strategies to best access our markets - We utilize vertically-focused distribution channels that leverage domain expertise to best serve the needs of individual markets domestically and abroad. These channels include independent dealers, joint ventures, original equipment manufacturers ("OEM") sales and distribution alliances with key partners, such as CNH Global, Caterpillar and Nikon, as well as direct sales to end-users, that provide us with broad market reach and localization capabilities to effectively serve our markets.

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

For the second quarter of fiscal 2018, total revenue increased by $125.6 million compared to the second quarter of fiscal 2017. By geography, all regions were up year over year. We continue to experience a shift in revenue towards a more significant mix of software, recurring revenue and services, driven both by organic growth and acquisitions.
During the first two quarters of fiscal 2018, we acquired four businesses, with total cash consideration of $543.1 million in our Buildings and Infrastructure Segment. The largest acquisition is e-Builder, Inc. e-Builder is a leading SaaS-based construction program management solution for capital program owners and program management firms and it extends Trimble's ability to accelerate industry transformation by providing an integrated project delivery solution for owners, program managers and contractors across the design, construct and operate lifecycle.
Our Condensed Consolidated Statements of Income includes the operating results of the businesses from the dates of acquisition.
On July 2, 2018, subsequent to the second quarter,we completed the acquisition of Waterfall Holdings, Inc., the holding company of Viewpoint, Inc., (“Viewpoint”), in an all-cash transaction valued at $1.2 billion. Viewpoint is a leading provider of scalable construction management software, which integrates contractors’ financial and resource management with project operations, jobsite and field. The acquisition is highly complementary to our construction technology portfolio and positions Trimble to further our strategy to lead the industry’s transformation. With Viewpoint, we will be able to offer customers a central workflow platform for delivering integrated, end-to-end construction management, while further enabling connectivity across the complete construction lifecycle. The Viewpoint business will be reported as part of our Buildings and Infrastructure Segment.
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

RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below:

	Second Quarter of		First Two Quarters of
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
(In millions)
Revenue:
Product	$531.0	$445.4	$1,028.8	$855.0
Service	136.1	111.9	264.9	218.5
Subscription	118.4	102.6	234.0	197.0
Total revenue	$785.5	$659.9	1,527.7	1,270.5
Gross margin	$422.7	$342.6	$818.9	$666.9
Gross margin %	53.8%	51.9%	53.6%	52.5%
Operating income	$89.5	$59.0	$153.7	$113.7
Operating income %	11.4%	8.9%	10.1%	8.9%

* See Note 2 of the Notes to the Condensed Consolidated Financial Statements.
Revenue
Total revenue increased $125.6 million or 19% and $257.2 million or 20% for the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. Overall revenue increased for the second quarter and first two quarters of fiscal 2018 primarily due to organic growth across all segments and most major regions. To a lesser extent, acquisitions contributed to growth, particularly the Müller-Elektronik (" Müller") and e-Builder acquisitions. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
For the second quarter of fiscal 2018, Buildings and Infrastructure revenue increased $53.7 million, or 24%, Resources and Utilities revenue increased $33.4 million, or 30%, Geospatial revenue increased $19.8 million, or 12% and Transportation revenue increased $18.7 million, or 11%, as compared to second quarter of fiscal 2017. For the first two quarters of fiscal 2018, Buildings and Infrastructure revenue increased $91.9 million or 23%, Resources and Utilities revenue increased $72.4 million or 31%, Transportation revenue increased $48.2 million or 15% and Geospatial revenue increased $44.7 million or 14%, as compared to the first two quarters of fiscal 2017. For the second quarter and first two quarters of fiscal 2018, Buildings and Infrastructure revenue increased primarily due to strong organic growth in civil engineering and construction and building construction and to a lesser extent, the impact of the e-Builder acquisition. Resources and Utilities revenue increased primarily due to the impact of the Müller acquisition and continued organic growth in agriculture. Geospatial revenue increased mainly due to strong geospatial and surveying organic growth, and to a lesser extent, autonomy product growth. Transportation revenue increased due to organic growth in the enterprise license sales and increased subscription growth.
By revenue category, for the second quarter of fiscal 2018, product revenue increased $85.6 million or 19%, service revenue increased $24.2 million or 22% and subscription revenue increased $15.8 million or 15%. For the first two quarters of fiscal 2018, product revenue increased $173.8 million or 20%, service revenue increased $46.4 million or 21% and subscription revenue increased $37.0 million or 19%. For the second quarter and first two quarters of fiscal 2018, product revenue increase was due to strong organic growth in all segments as well as the impact of the Müller acquisition, which is reported in Resources and Utilities. Service and subscription revenue increases were primarily due to growth in Buildings and Infrastructure, including the impact of the e-Builder acquisition, Transportation, and to a lesser extent, Resources and Utilities.
Gross Margin
Gross margin varies due to a combination of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin increased by $80.1 million and $152.0 million for the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017 due to increased revenue growth across all segments. Gross margin as a percentage of total revenue was 53.8% and 53.6% for the second quarter and the first two quarters of fiscal 2018, respectively, compared to 51.9% and 52.5% for the corresponding periods in fiscal 2017. For the second quarter and first two quarters of fiscal 2018, the increase in gross margin percentage was primarily due to improved product mix in Buildings and Infrastructure, Geospatial and Transportation.
Operating Income
Operating income increased by $30.5 million and $40.0 million for the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. Operating income as a percentage of total revenue was 11.4% and 10.1% for the second quarter and the first two quarters of fiscal 2018, respectively, compared to 8.9% for both the corresponding periods in fiscal 2017.
For the second quarter of fiscal 2018, the increases in operating income and operating income percentage were attributable to segment revenue and gross margin expansion and operating expense control, partially offset by higher amortization of purchased intangible assets, primarily due to the Müller and e-Builder acquisitions, and acquisition costs associated with the Viewpoint acquisition. For the first two quarters of fiscal 2018, the increases in operating income and operating income percentage were attributable to segment revenue and gross margin expansion and operating expense control, partially offset by higher amortization of purchased intangible assets, acquisition costs associated with the Viewpoint and e-Builder acquisitions and expense related to the acceleration of e-Builder employee stock options in the first quarter.
Results by Segment
To achieve distribution, marketing, production and technology advantages in our targeted markets, we manage our operations in the following four segments: Buildings and Infrastructure, Geospatial, Resources and Utilities and Transportation. Operating income is revenue less cost of sales and operating expense, excluding unallocated corporate expenses, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up and acquisition and divestiture items.
The following table is a summary of revenue and operating income by segment:

	Second Quarter of		First Two Quarters of
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
(In millions)
Buildings and Infrastructure
Revenue	$274.3	$220.6	$499.0	$407.1
Segment revenue as a percent of total revenue	35%	33%	33%	32%
Operating income	$67.4	$47.8	$110.9	$79.5
Operating income as a percent of segment revenue	25%	22%	22%	20%
Geospatial
Revenue	$184.4	$164.6	$358.9	$314.2
Segment revenue as a percent of total revenue	24%	25%	23%	25%
Operating income	$41.6	$29.8	$78.9	$57.7
Operating income as a percent of segment revenue	23%	18%	22%	18%
Resources and Utilities
Revenue	$145.0	$111.6	$304.2	$231.8
Segment revenue as a percent of total revenue	18%	17%	20%	18%
Operating income	$42.3	$35.0	$94.0	77.6
Operating income as a percent of segment revenue	29%	31%	31%	33%
Transportation
Revenue	$181.8	$163.1	$365.6	$317.4
Segment revenue as a percent of total revenue	23%	25%	24%	25%
Operating income	$31.1	$25.4	$61.5	$48.9
Operating income as a percent of segment revenue	17%	16%	17%	15%
* See Note 2 of the Notes to the Condensed Consolidated Financial Statements.
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	Second Quarter of		First Two Quarters of
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
(In millions)
Consolidated segment operating income	$182.4	$138.0	$345.3	$263.7
Unallocated corporate expense	(22.5)	(20.4)	(45.9)	(38.8)
Restructuring charges	(2.8)	(2.8)	(4.2)	(6.2)
Amortization of purchased intangible assets	(42.6)	(35.8)	(83.1)	(69.1)
Stock-based compensation	(16.9)	(15.2)	(34.3)	(28.9)
Amortization of acquisition-related inventory step-up	—	(0.5)	—	(0.6)
Acquisition and divestiture items	(8.1)	(4.3)	(24.1)	(6.4)
Consolidated operating income	89.5	59.0	153.7	113.7
Non-operating income (expense), net:	(10.3)	5.0	(7.8)	14.0
Consolidated income before taxes	$79.2	$64.0	$145.9	$127.7
* See Note 2 of the Notes to the Condensed Consolidated Financial Statements.
Buildings and Infrastructure
Buildings and Infrastructure revenue increased by $53.7 million or 24% and $91.9 million or 23% for the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. Segment operating income increased $19.6 million or 41% and $31.4 million or 39% for the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017.
Revenue increased for the second quarter and the first two quarters of fiscal 2018 primarily due to organic growth in building construction and civil engineering and construction due to continued strength in construction markets as well as new product introductions, such as the Earthworks and SiteWorks products, which further increased demand. Buildings and Infrastructure experienced strong growth in markets such as North America and Europe. e-Builder also contributed to revenue. Segment operating income and operating income percentage increased for the second quarter and the first two quarters of fiscal 2018 primarily due to revenue and gross margin expansion and operating expense control across the segment. Operating income results were negatively impacted by deferred revenue purchase accounting effects from the e-Builder acquisition.
Geospatial
Geospatial revenue increased $19.8 million or 12% and $44.7 million or 14% for the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. Segment operating income increased by $11.8 million or 40% and $21.2 million or 37% for the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017.
Revenue increased for the second quarter and the first two quarters of fiscal 2018 primarily due to geospatial organic growth for optical and Global Navigation Satellite Systems products, including new products as well as end market diversification. To a lesser extent, our autonomy products also contributed to growth. North America and Europe were particularly strong. Segment operating income and operating income percentage increased for the second quarter and the first two quarters of fiscal 2018 primarily due to revenue and gross margin expansion.
Resources and Utilities
Resources and Utilities revenue increased $33.4 million or 30% and $72.4 million or 31% for the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. Segment operating income increased $7.3 million or 21% and $16.4 million or 21% for the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017.
Revenue increased for the second quarter and the first two quarters of fiscal 2018, primarily due to impact of the Müller acquisition, continued organic growth in agriculture, and to a lesser extent, forestry products. Both our existing agricultural and Müller agricultural product families typically experience strong seasonality in the first quarter ahead of the planting seasons in North America and Europe. Growth in Europe increased significantly due to the Müller acquisition. Segment operating income for the second quarter and the first two quarters of fiscal 2018 increased due to strong revenue and operating expense control, partially offset by lower gross margin due to Müller product mix. Operating income percentage for the second quarter and the first two quarters was slightly down, impacted by Müller's lower gross margin.
Transportation
Transportation revenue increased by $18.7 million or 11% and $48.2 million or 15% for the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. Segment operating income increased $5.7 million or 22% and $12.6 million or 26% for the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017.
Transportation revenue increased for the second quarter and the first two quarters of fiscal 2018 primarily due to continued organic growth. Enterprise license sales to new and exiting customers increased, as well as continued SaaS subscription revenue growth, including routing and navigation management products. Segment operating income and operating income percentage increased for the second quarter and the first two quarters of fiscal 2018 primarily due to revenue and gross margin expansion, partially offset by increased research and development investments.

Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	Second Quarter of		First Two Quarters of
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
(In millions)
Research and development	$110.1	$90.8	$219.4	$179.5
Percentage of revenue	14%	14%	14%	14%
Sales and marketing	$112.8	$100.1	$234.9	$194.5
Percentage of revenue	15%	15%	15%	15%
General and administrative	$89.4	$75.1	$171.0	$144.4
Percentage of revenue	11%	11%	12%	12%
Total	$312.3	$266.0	$625.3	$518.4
Percentage of revenue	40%	40%	41%	41%
* See Note 2 of the Notes to the Condensed Consolidated Financial Statements.
Overall, R&D, S&M and G&A expense increased by approximately $46.3 million and $106.9 million for the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017.
Research and development expense increased by $19.3 million or 21% and $39.9 million or 22% for the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. As compared to the prior year, the increase in the second quarter and the first two quarters of fiscal 2018 was primarily due to an increase in compensation expense associated with increased headcount and stock based compensation costs, particularly in Transportation, and the impact of acquisitions, primarily e-Builder and Müller expenses not applicable in the prior corresponding periods.
Overall, research and development spending was 14% of revenue in the second quarter and the first two quarters of fiscal 2018 and 2017. We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense increased by $12.7 million or 13% and $40.4 million or 21% in the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. As compared to the prior year, the increase in the second quarter and the first two quarters of fiscal 2018 was primarily due to the impact of acquisitions, primarily e-Builder and Müller expenses not applicable in the prior corresponding periods, and to a lesser extent, increased sales compensation expense.
Overall, spending for sales and marketing was 15% of revenue in the second quarter  and the first two quarters of fiscal 2018 and 2017.

General and administrative expense increased by a $14.3 million, or 19% and $26.6 million or 18% for the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. As compared to the prior year, the increase in the second quarter and first two quarters of fiscal 2018 was primarily due to the impact of acquisitions, primarily e-Builder and Müller expense not applicable in the prior corresponding periods and increased compensation expense including increased stock based compensation costs.
Overall, general and administrative spending was 11% of revenue in the second quarter of fiscal 2018 and 2017 and 12% of revenue in the first two quarters of fiscal 2018 and 2017.
Restructuring charges
Restructuring charges primarily consist of severance and benefits, resulting from employee headcount reductions in connection with our restructuring programs related to decisions to streamline processes and reduce the cost structure. As of the end of the second quarter of fiscal 2018, our restructuring liability was $1.8 million, which is expected to be substantially settled by the second quarter of fiscal 2019. Restructuring liabilities are reported within Other current liabilities on the Condensed Consolidated Balance Sheets.

Amortization of Purchased Intangible Assets

	Second Quarter of		First Two Quarters of
	2018	2017	2018	2017
(In millions)
Cost of sales	23.9	20.5	47.0	39.5
Operating expenses	18.7	15.3	36.1	29.6
Total amortization expense of purchased intangibles	42.6	35.8	83.1	69.1
Total amortization expense of purchased intangibles represented 5% of revenue in the second quarter and the first two quarters of fiscal 2018 and 2017. The expense for the second quarter and the first two quarters of fiscal 2018 was higher as compared to the corresponding periods in fiscal 2017 due to new acquisitions amortization including the Müller, e-Builder and Stabiplan acquisitions, which were not applicable in the prior year.
Non-operating Income (Expense), Net
The components of Non-operating income (expense), net, were as follows:

	Second Quarter of		First Two Quarters of
	2018	2017	2018	2017
(In millions)
Interest expense, net	$(18.6)	$(6.0)	$(28.1)	$(12.1)
Foreign currency transaction gain (loss), net	(3.0)	—	0.7	1.4
Income from equity method investments, net	9.5	9.9	14.4	14.1
Other income, net	1.8	1.1	5.2	10.6
Total non-operating income (expense), net	$(10.3)	$5.0	$(7.8)	$14.0
Non-operating income (expense), net decreased $15.3 million and $21.8 million for the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. The decrease for the second quarter was primarily due to higher interest costs associated with increased debt, cost in connection with the Bridge Facility, and to a lesser extent, unfavorable impacts from foreign currency exchange rates. The decrease for the first two quarters was primarily due to higher interest costs associated with increased debt, costs in connection with the Bridge Facility, a decrease in Other income, net as the prior year included a large divestiture gain, and to a lesser extent, unfavorable impacts from foreign currency exchange rates.
Income Tax Provision
Our effective income tax rate, after including discrete items, for the second quarter of fiscal 2018 was 19%, compared to 26% in the corresponding period in fiscal 2017, primarily due to the reduced U.S. federal tax rate of approximately nine percentage points, increased tax benefit from stock based compensation and other discrete items of approximately three percentage points, partially offset by U.S. tax on certain foreign earnings of five percentage points related mainly to a provisional GILTI tax. For the first two quarters of fiscal 2018, our effective income tax rate was 16% as compared to 24% in the corresponding period in fiscal 2017, primarily due to the reduced U.S. federal tax rate of approximately nine percentage points, tax benefit from foreign deferred tax adjustments and other discrete items of approximately four percentage points, partially offset by U.S. tax on certain foreign earnings of five percentage points related mainly to a provisional GILTI tax. Our effective tax rate has been lower than the newly enacted U.S. federal statutory rate of 21% primarily due to the favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions and benefit from U.S. federal R&D credit.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the second quarter of fiscal 2018 and fiscal year end 2017.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter of	Fiscal Year End
As of	2018	2017
(In millions, except percentages)
Cash and cash equivalents and short-term investments	$571.0	$537.4
As a percentage of total assets	11.8%	12.5%
Principal balance of outstanding debt	1,301.3	918.2

	First Two Quarters of
	2018	2017
		*As Adjusted
(In millions)
Cash provided by operating activities	$267.8	$253.4
Cash used in investing activities	(384.8)	(110.4)
Cash provided by financing activities	337.6	14.7
Effect of exchange rate changes on cash and cash equivalents	(8.1)	11.1
Net increase in cash and cash equivalents	$212.5	$168.8
* See Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Cash and Cash Equivalents and Short-Term Investments
As of the end of the second quarter of fiscal 2018, cash, cash equivalents and short-term investments totaled $571.0 million compared to $537.4 million as of fiscal year end 2017. As a result of the 2017 Tax Act, we can repatriate our cumulative undistributed foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences other than the transition tax. We have reinvested a large portion of our undistributed foreign earnings in acquisitions and other investments and we intend to bring back a portion of foreign cash which was subject to the transition tax. During the first two quarters of fiscal 2018, we repatriated $357.9 million of our foreign earnings to the U.S. For further information on the transition tax, refer to Note 11 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for fiscal year 2017.

In the second quarter of fiscal 2018, we restructured our debt facilities and issued bonds in anticipation of the Viewpoint acquisition as described below under the heading "Debt". On July 2, 2018, subsequent to the second quarter, we completed the Viewpoint acquisition and incurred an additional $897.5 million of debt, including $500.0 million under the Term Loan, $131.0 million under the Uncommitted Facilities and $266.5 million under the Revolving Credit Facility. As of the end of the second quarter after giving effect to the Viewpoint acquisition, our total debt outstanding, on a pro forma basis, would have been $2,184.1 million.
Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital. Our cash, cash equivalents and short-term investments are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions considered to be of reputable credit and to present little credit risk. Our investment policy requires the portfolio to include only securities with high credit quality and a weighted average maturity not to exceed six months, with the main objective of preserving capital and maintaining liquidity. We maintain an investment portfolio of various holdings, types and maturities. We classify our investments as short-term investments based on their nature and their availability for use in current operations. We believe that our cash and cash equivalents, short-term investments and borrowings, as described below under the heading "Debt", will be sufficient to meet our anticipated operating cash needs, debt service and planned capital expenditures.
Operating Activities
Cash provided by operating activities was $267.8 million for the first two quarters of fiscal 2018, compared to $253.4 million for the first two quarters of fiscal 2017. The increase of $14.4 million was primarily driven by increased net income, partially offset by an increase in working capital requirements, particularly inventory purchases and a decrease in other liabilities for income taxes paid.
Investing Activities
Cash used in investing activities was $384.8 million for the first two quarters of fiscal 2018, compared to $110.4 million for the first two quarters of fiscal 2017. The increase of cash used in investing activities of $274.4 million was primarily due to increased spending for business acquisitions, including the $485.2 million purchase of e-Builder, partially offset by proceeds from the sale of short-term investments.
Financing Activities
Cash provided by financing activities was $337.6 million for the first two quarters of fiscal 2018, compared to cash provided by financing activities of $14.7 million for the first two quarters of fiscal 2017. The increase of cash provided by financing activities of $322.9 million was primarily driven by the net proceeds from our debt facilities and our senior notes offering.
Accounts Receivable and Inventory Metrics

	Second Quarter of	Fiscal Year End
As of	2018	2017
		*As Adjusted
Accounts receivable days sales outstanding	52	56
Inventory turns per year	5.1	5.4
* See Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Accounts receivable days sales outstanding was 52 days as of the end of the second quarter of fiscal 2018, compared to 56 days as of the end of fiscal 2017. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 5.1 as of the end of the second quarter of fiscal 2018, compared to 5.4 as of the end of fiscal 2017. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period. To the extent that customer demand continues to increase, inventory may be purchased in advance to reduce leads times. As a result, inventory turns may decrease.
Debt
Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we were in compliance with at the end of the second quarter of fiscal 2018.
Senior Notes:
2023 Senior Notes
In June 2018, we issued an aggregate principal amount of $300.0 million in senior notes (the "2023 Senior Notes") that will mature in June 2023 and bear interest at a fixed rate of 4.15 percent per annum. The interest is payable semi-annually in June and December of each year, commencing in December 2018. The interest rate is subject to adjustment from time to time if Moody’s or S&P (or, if applicable, a substitute rating agency) downgrades (or subsequently upgrades) its rating assigned to the 2023 Senior Notes, as set of forth in the applicable indenture. The 2023 Senior Notes were sold at 99.964 percent of the aggregate principal amount. We incurred issuance costs of $0.9 million in connection with the 2023 Senior Notes that, along with the debt discount upon issuance, are being amortized to interest expense over the term of the 2023 Senior Notes. The 2023 Senior Notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness.

2028 Senior Notes
In June 2018, we issued an aggregate principal amount of $600.0 million in senior notes (the "2028 Senior Notes") that will mature in June 2028 and bear interest at a fixed rate of 4.90 percent per annum. The interest is payable semi-annually in June and December of each year, commencing in December 2018. The interest rate is subject to adjustment from time to time if Moody’s or S&P (or, if applicable, a substitute rating agency) downgrades (or subsequently upgrades) its rating assigned to the 2028 Senior Notes, as set of forth in the applicable indenture. The 2028 Senior Notes were sold at 99.867 percent of the aggregate principal amount. We incurred issuance costs of $1.8 million in connection with the 2028 Senior Notes that, along with the debt discount upon issuance, are being amortized to interest expense over the term of the 2028 Senior Notes. The 2028 Senior Notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. In June 2018, we used a portion of the proceeds to pay down and terminate the $300.0 million amount outstanding under the 2018 Interim Credit Facility.

2024 Senior Notes
In November 2014, we issued an aggregate principal amount of $400.0 million in senior notes (the "2024 Senior Notes") that will mature in December 2024 and bear interest at a fixed rate of 4.75 percent per annum. The interest is payable semi-annually in December and June of each year. We incurred issuance costs of $3.0 million in connection with the 2024 Senior Notes that, along with the debt discount upon issuance, are being amortized to interest expense over the term of the senior notes. The 2024 Senior Notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness.

The 2023 Senior Notes, the 2028 Senior Notes and the 2024 Senior Notes are collectively referred to herein as the “Senior Notes.” We may redeem the notes of each series of Senior Notes at its option in whole or in part at any time, in accordance with the terms and conditions set forth in the indenture governing such series. Such indenture also contains covenants limiting our ability to create certain liens, enter into sale and lease-back transactions and consolidate or merge with or into, or convey, transfer or lease all or substantially all of our properties and assets, each subject to certain exceptions.

The Senior Notes are classified as long-term debt in the Consolidated Balance Sheets.

Credit facilities:
Bridge Facility:
On April 23, 2018, we entered into a bridge loan commitment letter with a group of lenders (the “Bridge Commitment Letter”) in connection with the acquisition of Viewpoint. Under the Bridge Commitment Letter, the lenders committed to provide a 364-day senior unsecured bridge term loan credit facility in an aggregate principal amount of up to $1.2 billion and, in the case of one lender, a $1.0 billion backstop revolving credit facility (collectively, the “Bridge Facility”).

Under the terms of the commitment letter, the Bridge Facility was reduced to $700.0 million in May 2018 upon entering into the 2018 Credit Facility (as defined below) and terminated in June 2018 upon the issuance of the 2023 Senior Notes and the 2028 Senior Notes. For the second quarter of fiscal 2018, we incurred costs in connection with the Bridge Facility of $5.8 million that were recorded to Interest expense, net.
2018 Credit Facility
In May 2018, we entered into a new credit agreement, (the “2018 Credit Facility”), with JPMorgan Chase Bank, N.A. and certain other institutional lenders that provides for unsecured credit facilities in the aggregate principal amount of $1.75 billion, comprised of a five-year Revolving Credit Facility of $1.25 billion and a delayed draw three-year Term Loan of $500.0 million. Subject to the terms of the 2018 Credit Facility, we may request an additional loan facility up to $500.0 million. The proceeds of the borrowings under the Revolving Credit Facility, together with cash on hand, were used to pay in full the outstanding amounts under and to terminate our prior revolving credit facility dated November 2014. The net proceeds of the Senior Notes offering in June 2018 were used to temporarily pay down the outstanding borrowings under the Revolving Credit Facility and the Uncommitted Facilities. At the end of second quarter of fiscal 2018, no amounts were outstanding under the 2018 Credit Facility. The Term Loan may be borrowed only in connection with the closing of the acquisition of Viewpoint, which occurred in July 2018. We may use the proceeds of future borrowings under the Revolving Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. We recognized $4.8 million of debt issuance costs associated with the 2018 Credit Facility that, along with prior unamortized costs, are being amortized to interest expense over the term of the 2018 Credit Facility.

We may borrow funds under the 2018 Credit Facility in U.S. Dollars in the case of the Term Loan and U.S. Dollars, Euros or in certain other agreed currencies in the case of the Revolving Credit Facility. Borrowings will bear interest, at our option, at either: (a) the alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) an adjusted LIBOR rate determined on the basis of a one-

month interest period, plus 1.00%, in each case, plus a margin of between 0.00% and 0.875%; (b) an adjusted LIBOR rate (based on one, two, three or six-month interest periods), plus a margin of between 1.00% and 1.875%; or (c) an adjusted EURIBOR rate (based on one, two, three or six-month interest periods), plus a margin of between 1.00% and 1.875%. The applicable margin in each case is determined based on either our credit rating at such time or our leverage ratio as of our most recently ended fiscal quarter, whichever results in more favorable pricing to us. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate, or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at LIBOR rate or EURIBOR rate.

The 2018 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2018 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company's and its subsidiaries’ ability to create liens and enter into sale and leaseback transactions and that restrict its subsidiaries’ ability to incur indebtedness. Further, the 2018 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, we must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2018 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters (adjusted for proforma effects of Viewpoint acquisition) of not less than 3.50 to 1.00. We must also maintain a Leverage Ratio (as defined in the 2018 Credit Facility) of not greater than 3.50:1.00; provided that (i) after the closing of the Viewpoint acquisition has occurred, the maximum Leverage Ratio permitted at the end of the fiscal quarter during which such closing shall have occurred and at the end of each of the three fiscal quarters immediately following such fiscal quarter shall be 4.25:1.00 and the maximum Leverage Ratio permitted at the end of each of the next two fiscal quarters immediately following thereafter shall be 3.75:1.00, and (ii) in the event we or any subsidiary shall complete any Material Acquisition (as defined in the 2018 Credit Facility) (other than the Viewpoint acquisition) in which the cash consideration paid by it exceeds $100.0 million, we may, by a notice delivered to the administrative agent (which shall furnish a copy thereof to each Lender), increase to 3.75:1.00 the maximum Leverage Ratio permitted at the end of the fiscal quarter during which such Material Acquisition shall have occurred and each of the three immediately following fiscal quarters (but not for any subsequent fiscal quarter).

The 2018 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control. If any principal is not paid when due, interest on such amount will accrue at an increased rate. Upon the occurrence and during the continuance of an event of default, the lenders may accelerate our obligations under the 2018 Credit Facility; however, that acceleration will be automatic in the case of bankruptcy and insolvency events of default involving us.
Uncommitted Facilities
We also have two $75 million "Uncommitted Facilities". The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. No amounts were outstanding at the end of the second quarter of fiscal 2018 under the Uncommitted Facilities. The $128.0 million outstanding at the end of fiscal 2017 under the Uncommitted Facilities are considered short-term debt. The weighted average interest rate on the Uncommitted Facilities was 2.24% at the end of fiscal 2017.
Promissory Notes and Other Debt
At the end of the second quarter of fiscal 2018 and the end of fiscal 2017, we had promissory notes and other notes payable totaling approximately $1.3 million and $1.2 million, respectively, of which $0.9 million and $0.8 million, respectively, was classified as long-term in the Condensed Consolidated Balance Sheet.
For additional discussion of our debt, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS
There have been no material changes except for the contractual obligations related to our debt presented in following table at the end of second quarter of fiscal 2018:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in millions)
Principal payments on debt (1)	$1,301.3	$0.4	$0.8	$300.1	$1,000.0
Interest payments on debt (2)	485.1	61.5	184.6	110.5	128.5

(1)
Amount represents principal payments over the life of the debt obligations. This excludes the $500.0 million under the Term Loan, $131.0 million under the Uncommitted Facilities and $266.5 million under the Revolving Credit Facility, in connection with the acquisition of Viewpoint, which were not entered into prior to the end of the second quarter of fiscal 2018. (See Note 7 and Note 16 of the Notes to the Condensed Consolidated Financial Statements for further financial information regarding our debt.)

(2)
Amount represents the expected interest payments relating to our debt. On November 24, 2014, we issued $400.0 million of 4.75% Senior Notes due December 1, 2024. On June 15, 2018, we issued $300.0 million of 4.15% Senior Notes due June 15, 2023 and $600.0 million of 4.90% Senior Notes due June 15, 2028. Interest on our Term Loan, Revolving Credit Facility and Uncommitted Facilities was estimated to be 3.72%, 2.55% and 2.81% per annum, respectively, based upon recent trends and is payable at least quarterly.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The non-GAAP financial measures included in the following tables as well as detailed explanations to the adjustments to comparable GAAP measures, are set forth below:
Non-GAAP gross margin
We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions and manufacturing costs influence our business. Non-GAAP gross margin excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up and acquisition/divestiture items associated with the acceleration of acquisition stock options from GAAP gross margin. We believe that these exclusions offer investors additional information that may be useful to view trends in our gross margin performance.

Non-GAAP operating expenses

We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring charges, amortization of purchased intangible assets, stock-based compensation, acquisition/divestiture items associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration and other costs including the acceleration of acquisition stock options from GAAP operating expenses, as well as adjustment to the fair value of earn-out liabilities. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income

We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin and spending. Non-GAAP operating income excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up and acquisition/divestiture items. We believe that these exclusions offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.

Non-GAAP non-operating income (expense), net

We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income (expense), net excludes acquisition/divestiture gains/losses associated with unusual acquisition related items such as intangible asset impairment charges and gains or losses related to the acquisition or sale of certain businesses and investments and debt issuance costs. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
Non-GAAP income tax provision

We believe that providing investors with the non-GAAP income tax provision is beneficial because it provides for consistent treatment of the excluded items in our non-GAAP presentation.
Non-GAAP net income
This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, debt issuance costs and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, debt issuance costs and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share compared to our past diluted net income per share.
Adjusted EBITDA
We believe that adjusted EBITDA assists investors in comparing our performance over various reporting periods on a consistent basis. Adjusted EBITDA refers to non-GAAP operating income plus depreciation and income from equity method investments.   We also believe the measure provides useful information to investors in understanding and evaluating our operating results in the same manner as our management and board of directors.
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our ""core operating performance"" as a means of evaluating our performance in the ordinary, ongoing and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, debt issuance costs and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items ( A ) - ( I ) below.

		Second Quarter				First Two Quarters of
		2018		2017		2018		2017
				*As Adjusted				*As Adjusted
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$422.7	53.8%	$342.6	51.9%	$818.9	53.6%	$666.9	52.5%
Restructuring charges	( A )	0.6	0.1%	0.5	0.1%	0.4	0.1%	1.0	0.1%
Amortization of purchased intangible assets	( B )	23.9	3.0%	20.5	3.1%	47.0	3.1%	39.5	3.1%
Stock-based compensation	( C )	1.1	0.2%	0.9	0.1%	2.2	0.1%	1.7	0.1%
Amortization of acquisition-related inventory step-up	( D )	—	—%	0.5	0.1%	—	—%	0.6	0.1%
Acquisition / divestiture items	( E )	—	—%	—	—%	2.0	0.1%	—	—%
Non-GAAP gross margin:		$448.3	57.1%	$365.0	55.3%	$870.5	57.0%	$709.7	55.9%
OPERATING EXPENSES:
GAAP operating expenses:		$333.2	42.4%	$283.6	43.0%	$665.2	43.5%	$553.2	43.6%
Restructuring charges	( A )	(2.2)	(0.3)%	(2.3)	(0.3)%	(3.8)	(0.2)%	(5.2)	(0.4)%
Amortization of purchased intangible assets	( B )	(18.7)	(2.4)%	(15.3)	(2.3)%	(36.1)	(2.4)%	(29.6)	(2.3)%
Stock-based compensation	( C )	(15.8)	(2.0)%	(14.3)	(2.2)%	(32.1)	(2.1)%	(27.2)	(2.2)%
Acquisition / divestiture items	( E )	(8.1)	(1.0)%	(4.3)	(0.7)%	(22.1)	(1.4)%	(6.4)	(0.5)%

Non-GAAP operating expenses:		$288.4	36.7%	$247.4	37.5%	$571.1	37.4%	$484.8	38.2%
OPERATING INCOME:
GAAP operating income:		$89.5	11.4%	$59.0	8.9%	$153.7	10.1%	$113.7	8.9%
Restructuring charges	( A )	2.8	0.4%	2.8	0.4%	4.2	0.3%	6.2	0.5%
Amortization of purchased intangible assets	( B )	42.6	5.4%	35.8	5.4%	83.1	5.5%	69.1	5.4%
Stock-based compensation	( C )	16.9	2.2%	15.2	2.3%	34.3	2.2%	28.9	2.3%
Amortization of acquisition-related inventory step-up	( D )	—	—%	0.5	0.1%	—	—%	0.6	0.1%
Acquisition / divestiture items	( E )	8.1	1.0%	4.3	0.7%	24.1	1.5%	6.4	0.5%
Non-GAAP operating income:		$159.9	20.4%	$117.6	17.8%	$299.4	19.6%	$224.9	17.7%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$(10.3)		$5.0		$(7.8)		$14.0
Acquisition / divestiture items	( E )	0.7		(0.8)		(2.1)		(8.9)
Debt issuance costs	( F )	6.7		—		6.7		—
Non-GAAP non-operating income (expense), net:		$(2.9)		$4.2		$(3.2)		$5.1

			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			( I )		( I )		( I )		( I )
INCOME TAX PROVISION:
GAAP income tax provision:		$15.1	19%	$16.7	26%	$23.1	16%	$30.6	24%
Non-GAAP items tax effected	( G )	14.8		15.0		23.5		24.8
Difference in GAAP and Non-GAAP tax rate	( H )	(0.1)		(3.7)		9.7		(2.5)
Non-GAAP income tax provision:		$29.8	19%	$28.0	23%	$56.3	19%	$52.9	23%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$64.1		$47.3		$122.6		$97.1
Restructuring charges	( A )	2.8		2.8		4.2		6.2
Amortization of purchased intangible assets	( B )	42.6		35.8		83.1		69.1
Stock-based compensation	( C )	16.9		15.2		34.3		28.9
Amortization of acquisition-related inventory step-up	( D )	—		0.5				0.6
Acquisition / divestiture items	( E )	8.8		3.5		22.0		(2.5)
Debt issuance costs	( F )	6.7		—		6.7		—
Non-GAAP tax adjustments		(14.7)		(11.3)		(33.2)		(22.3)
Non-GAAP net income attributable to Trimble Inc.:	( G ) + ( H )	$127.2		$93.8		$239.7		$177.1

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$0.25		$0.18		$0.49		$0.38
Restructuring charges	( A )	0.01		0.01		0.02		0.03
Amortization of purchased intangible assets	( B )	0.17		0.14		0.33		0.27
Stock-based compensation	( C )	0.07		0.06		0.13		0.11
Amortization of acquisition-related inventory step-up	( D )	—		—		—		—
Acquisition / divestiture items	( E )	0.03		0.01		0.09		(0.01)
Debt issuance costs	( F )	0.03		—		0.02		—
Non-GAAP tax adjustments	( G ) + ( H )	(0.06)		(0.04)		(0.13)		(0.09)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$0.50		$0.36		$0.95		$0.69

ADJUSTED EBITDA:

Non-GAAP operating income:	$159.9	$117.6	$299.4	$224.9
Depreciation expense	8.7	8.8	17.2	17.7
Income from equity method investments, net	9.5	9.9	14.4	14.1
Adjusted EBITDA	$178.1	$136.3	$331.0	$256.7
* See Note 2 of the Notes to the Condensed Consolidated Financial Statements.

(A).
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

(B).
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

(C).
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the second quarter and first two quarters of fiscal years 2018 and 2017, stock-based compensation was allocated as follows:

	Second Quarter		First Two Quarters of
(Dollars in millions)	2018	2017	2018	2017
Cost of sales	$1.1	$0.9	$2.2	$1.7
Research and development	3.2	2.6	6.3	5.0
Sales and Marketing	2.4	2.4	4.7	4.6
General and administrative	10.2	9.3	21.1	17.6
Total stock-based compensation expense	$16.9	$15.2	$34.3	$28.9

(D).
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

(E).
Acquisition / divestiture items. Included in our GAAP presentation of cost of sales and operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, integration and other closing costs, including the acceleration of acquisition stock options, as well as adjustments to the fair value of earn-out liabilities. Included in our GAAP presentation of non-operating income (expense), net, acquisition/divestiture items includes unusual acquisition, investment and/or divestiture gains/losses. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

(F).
Debt issuance costs. Included in our non-operating income (loss), net this amount represents incurred costs in connection with the Bridge Facility, costs associated with the issuance of new credit facilities and Senior Notes that were not capitalized as debt issuance costs and a write-off of debt issuance costs for terminated and/or modified credit facilities. We excluded the debt issuance cost write-off from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-operating income to facilitate an evaluation of our non-operating income trends.

(G).
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items ( A ) - ( F ) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

(H).
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

(I).
GAAP and non-GAAP tax rate percentages. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.

Non-GAAP Operating Income
Non-GAAP operating income increased by $42.3 million or 36.0% and $74.5 million or 33.1% for the second quarter and the first two quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. Non-GAAP operating income as a percentage of total revenue was 20.4% and 19.6% for the second quarter and the first two quarters of fiscal 2018, respectively, compared to 17.8% and 17.7% for the corresponding periods in fiscal 2017.
Non-GAAP operating income and Non-GAAP operating income percentage for the second quarter and first two quarters of fiscal 2018 increased primarily due to revenue and operating income expansion across all segments.

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
Market Interest Rate Risk
There have been no significant changes to our market interest rate risk assessment, other than we borrowed more debt to fund our Viewpoint acquisition in the second quarter and third quarter of fiscal 2018. For additional discussion, refer to Item 7A on our 2017 Annual Report on Form 10-K and Note 7 and Note 16 to the Notes to the Condensed Consolidated Financial Statements on the current Quarterly Report on Form 10-Q.
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

In the second quarter of fiscal 2018, revenue was positively impacted by foreign currency exchange rates by $12.9 million and operating income was favorably impacted by $3.9 million.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, and New Zealand and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the second quarter of fiscal 2018 and fiscal year end 2017 are summarized as follows (in millions):

	Second Quarter of Fiscal 2018		Fiscal Year End 2017
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(50.4)	$(0.2)	$(54.3)	$(0.1)
Sold	$258.4	$0.9	$217.8	$0.5

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
ITEM 1A. RISK FACTORS
A description of factors that could materially affect our business, financial condition, or operating results is included under "Risk and Uncertainties" in Item 1A of Part I of our 2017 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and is incorporated herein by reference. The risk factors described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results. There have been no material changes to the risk factor disclosure since our 2017 Annual Report on Form 10-K and first quarter of fiscal 2018 Quarterly Report on Form 10-Q, except as noted below.

Our debt could adversely affect our cash flow and prevent us from fulfilling our financial obligations

On November 24, 2014, we issued $400.0 million of 4.75% Senior Notes due December 1, 2024. On June 15, 2018, we issued $300.0 million of 4.15% Senior Notes due June 15, 2023 and $600.0 million of 4.90% Senior Notes due June 15, 2028. When our Senior Notes mature, we will have to expend significant resources to repay these Senior Notes or seek to refinance them. If we decide to refinance the Senior Notes, we may be required to do so on different or less favorable terms or we may be unable to refinance the Senior Notes at all, both of which may adversely affect our financial condition.

On November 24, 2014, we entered into the 2014 Credit Facility, which provided for an unsecured revolving loan facility of $1.0 billion. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and term loan facilities may be established in an amount of up to $500.0 million.

On February 2, 2018, we entered into the $300.0 million 2018 Interim Credit Facility with The Bank of Nova Scotia in connection with the acquisition of e-Builder, Inc., a Florida corporation.

On May 15, 2018, we entered into a new 2018 Credit Facility, with a group of lenders that provides for unsecured credit facilities in the aggregate principal amount of $1.75 billion, comprised of a five-year Revolving Credit Facility of $1.25 billion and a delayed draw three-year Term Loan of $500.0 million. Subject to the terms of the 2018 Credit Facility, we may request an additional term loan up to $500.0 million. We also have two $75.0 million Uncommitted Facilities, which are uncommitted and may be called by the lenders with very little notice.

The proceeds of the borrowings under the Revolving Credit Facility, together with cash on hand, were used to repay and terminate the 2014 Credit Facility. The net proceeds of the Senior Notes offering in June 2018 were used to repay and terminate the 2018 Interim Credit Facility and to temporarily pay down the outstanding borrowings under the Revolving Credit Facility and the Uncommitted Facilities. At the end of the second quarter of fiscal 2018, our total debt was comprised primarily of Senior Notes of $1.3 billion. On July 2, 2018, we closed the Viewpoint acquisition and incurred an additional $897.5 million of debt, including $500.0 million under the Term Loan, $131.0 million under the Uncommitted Facilities and $266.5 million under the Revolving Credit Facility.

In April, 2018, as a result of the announcement of the Viewpoint acquisition and our plans to incur additional indebtedness, Moody’s Investor Service, Inc. downgraded our ratings from Baa2 to Baa3 and, while our Standard & Poor’s ratings were stable, we received a negative outlook. As a result of this downgrade, our interest expense on our 2014 Credit Facility was increased by 0.25% per annum. Any further downgrade in our ratings would further increase our interest expense and result in an upward adjustment in the interest rates of our 2023 Senior Notes and our 2028 Senior Notes. Any such downgrade by credit rating agencies could also adversely affect our cost of borrowing, limit our access to the capital markets or result in more restrictive covenants in future debt agreements. We publicly announced that we intend to limit additional acquisitions in order to prioritize our deleveraging plan. We temporarily suspended our share repurchase program.

Our outstanding indebtedness, and the additional indebtedness we expect to incur in connection with the Viewpoint acquisition, could have other important consequences, such as:

•
requiring us to dedicate a portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures, general corporate purposes and other cash requirements, particularly if the ratings assigned to our debt securities by rating organizations were revised downward,

•	increasing our vulnerability to adverse economic and industry conditions,

•	reducing our ability to make investments and acquisitions which support the growth of the company, or to repurchase shares of our common stock,

•	placing us at a competitive disadvantage as compared to our competitors, to the extent that they are not as highly leveraged,

•	limiting our flexibility in planning for, or reacting to, changes and opportunities in, our industry, which may place us at a competitive disadvantage and

•	limiting our ability to incur additional debt on acceptable terms, if at all.

There are various financial covenants and other restrictions in our debt instruments. If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity and we may not be able to repay the indebtedness that becomes due. A default under our debt instruments may also significantly affect our ability to obtain additional or alternative financing.

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
(c) None

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
Robert G. Painter
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: August 3, 2018

EXHIBIT INDEX
.

3.1	Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (2)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (3)

4.2	Third Supplemental Indenture, dated June 15, 2018, between Trimble Inc. and U.S. Bank National Association. (4)

2.1	Agreement and Plan of Merger dated as of April 23, 2018 by and among Trimble Inc., Jefferson Merger Sub, Inc., Waterfall Holdings, Inc. and Bain Capital Private Equity, LP. (5)

10.1
Credit Agreement dated as of May 15, 2018 by and among Trimble Inc., the borrowing subsidiaries from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (6)

10.2	Second Amendment, dated May 3, 2017, to Lease between the Company and Wilson Oakmead West, LLC (successor in interest to Carr NP Properties, LLC) (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 3, 2018. (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 3, 2018. (7)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 3, 2018. (7)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 3, 2018. (7)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(2)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(3)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(4)	Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 15, 2018.

(5)	Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 24, 2018

(6)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 16, 2018.

(7)	Furnished or filed herewith.