Form 10-Q
period 2018-09-28
TRIMBLE INC.
filed 2018-11-05
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 28, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, there were 251,146,789 shares of Common Stock, par value $0.001 per share, outstanding.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended September 28, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Third Quarter of	Fiscal Year End
As of	2018	2017
		*As Adjusted
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$205.4	$358.5
Short-term investments	—	178.9
Accounts receivable, net	476.0	427.7
Other receivables	27.2	42.8
Inventories	286.3	264.6
Other current assets	66.3	39.2
Total current assets	1,061.2	1,311.7
Property and equipment, net	206.1	174.0
Goodwill	3,548.6	2,287.1
Other purchased intangible assets, net	780.0	364.8
Deferred costs, non-current	37.2	35.0
Other non-current assets	149.1	143.7
Total assets	$5,782.2	$4,316.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$226.1	$128.4
Accounts payable	155.7	146.0
Accrued compensation and benefits	137.5	143.9
Deferred revenue	326.1	237.6
Accrued warranty expense	16.4	18.3
Other current liabilities	117.5	99.2
Total current liabilities	979.3	773.4
Long-term debt	1,786.6	785.5
Non-current deferred revenue	38.2	39.0
Deferred income tax liabilities	88.5	47.8
Income taxes payable	72.4	94.1
Other non-current liabilities	168.6	162.0
Total liabilities	3,133.6	1,901.8
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 251.1 and 248.9 shares issued and outstanding as of the end of the third quarter of fiscal 2018 and fiscal year end 2017, respectively	0.3	0.2
Additional paid-in-capital	1,574.8	1,461.1
Retained earnings	1,227.2	1,084.6
Accumulated other comprehensive loss	(153.9)	(131.4)
Total Trimble Inc. stockholders' equity	2,648.4	2,414.5
Noncontrolling interests	0.2	—
Total stockholders' equity	2,648.6	2,414.5
Total liabilities and stockholders' equity	$5,782.2	$4,316.3
* See Note 2 for a summary of adjustments

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
(In millions, except per share amounts)	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Revenue:
Product	$499.7	$449.4	$1,528.5	$1,304.4
Service	156.5	124.3	421.4	342.8
Subscription	139.0	102.5	373.0	299.5
Total revenue	795.2	676.2	2,322.9	1,946.7
Cost of sales:
Product	237.5	226.8	723.1	642.6
Service	64.6	46.9	183.8	141.1
Subscription	38.0	28.3	95.0	82.4
Amortization of purchased intangible assets	28.2	23.0	75.2	62.5
Total cost of sales	368.3	325.0	1,077.1	928.6
Gross margin	426.9	351.2	1,245.8	1,018.1
Operating expense:
Research and development	114.1	92.6	333.5	272.1
Sales and marketing	119.7	100.0	354.6	294.5
General and administrative	91.6	74.0	262.6	218.4
Restructuring charges	2.5	1.3	6.3	6.5
Amortization of purchased intangible assets	21.6	17.0	57.7	46.6
Total operating expense	349.5	284.9	1,014.7	838.1
Operating income	77.4	66.3	231.1	180.0
Non-operating income (expense), net:
Interest expense, net	(22.7)	(6.3)	(50.8)	(18.4)
Foreign currency transaction gain (loss), net	(0.1)	1.6	0.6	3.0
Income from equity method investments, net	8.8	8.7	23.2	22.8
Other income, net	0.7	1.6	5.9	12.2
Total non-operating income (expense), net	(13.3)	5.6	(21.1)	19.6
Income before taxes	64.1	71.9	210.0	199.6
Income tax provision (benefit)	(9.6)	14.7	13.5	45.3
Net income	73.7	57.2	196.5	154.3
Net gain attributable to noncontrolling interests	—	—	0.2	—
Net income attributable to Trimble Inc.	$73.7	$57.2	$196.3	$154.3
Basic earnings per share	$0.29	$0.23	$0.79	$0.61
Shares used in calculating basic earnings per share	250.5	252.6	249.6	252.5
Diluted earnings per share	$0.29	$0.22	$0.78	$0.60
Shares used in calculating diluted earnings per share	253.6	257.9	253.0	257.0
* See Note 2 for a summary of adjustments

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
(In millions)
Net income	$73.7	$57.2	$196.5	$154.3
Foreign currency translation adjustments, net of tax	7.4	30.0	(22.8)	91.3
Net unrealized gain (loss) on short-term investments, net of tax	(0.1)	0.1	0.1	—
Net unrealized actuarial gain (loss), net of tax	—	(0.1)	0.2	(0.3)
Comprehensive income	81.0	87.2	174.0	245.3
Comprehensive gain attributable to noncontrolling interests	—	—	0.2	—
Comprehensive income attributable to Trimble Inc.	$81.0	$87.2	$173.8	$245.3
* See Note 2 for a summary of adjustments
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters of
(In millions)	2018	2017
		*As Adjusted
Cash flow from operating activities:
Net income	$196.5	$154.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	26.2	26.4
Amortization expense	132.9	109.1
Stock-based compensation	53.1	45.0
Income from equity method investments	(0.2)	(9.9)
Other non-cash items	6.9	(6.3)
Increase in assets:
Accounts receivable, net	(15.8)	(33.9)
Inventories	(29.0)	(18.3)
Other current and non-current assets	(15.7)	(16.7)
Increase (decrease) in liabilities:
Accounts payable	9.2	27.7
Accrued compensation and benefits	(13.8)	7.7
Deferred revenue	53.8	27.7
Other liabilities	(19.3)	9.8
Net cash provided by operating activities	384.8	322.6
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(1,741.4)	(279.0)
Acquisitions of property and equipment	(53.1)	(26.4)
Purchases of short-term investments	(24.0)	(220.0)
Proceeds from maturities of short-term investments	6.2	84.6
Proceeds from sales of short-term investments	196.8	92.1
Other	2.7	20.5
Net cash used in investing activities	(1,612.8)	(328.2)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	52.3	73.0
Repurchases of common stock	(53.0)	(111.5)
Proceeds from debt and revolving credit lines	2,592.0	517.0
Payments on debt and revolving credit lines	(1,499.4)	(444.3)
Other	(8.9)	(7.3)
Net cash provided by financing activities	1,083.0	26.9
Effect of exchange rate changes on cash and cash equivalents	(8.1)	17.6
Net increase (decrease) in cash and cash equivalents	(153.1)	38.9
Cash and cash equivalents - beginning of period	358.5	216.1
Cash and cash equivalents - end of period	$205.4	$255.0
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
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2017 was December 29, 2017. The third quarter of fiscal 2018 and 2017 ended on September 28, 2018 and September 29, 2017, respectively. Both fiscal 2018 and 2017 are 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling stockholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The unaudited interim Condensed Consolidated Financial Statements and accompanying notes are prepared in accordance with U.S generally accepted accounting principles ("GAAP"). In the opinion of management, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for the full year. The information included in this Form 10-Q should be read in conjunction with information included in Trimble's Form 10-K filed with the U.S. Securities and Exchange Commission on February 27, 2018.
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
Segment Information
The Company's Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of the Company’s reportable operating segments under its management reporting system. These results are not necessarily in conformity with U.S. GAAP. Beginning with the third quarter of fiscal 2018, the Company presented segment revenue and income excluding the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting. Segment income presented also excludes the effects of certain acquired capitalized commissions that were eliminated in purchase accounting, along with other adjustments that have historically been excluded in prior periods, as though the acquired companies operated independently in the periods presented. This is consistent with the way the chief operating decision maker evaluates each of the segment's performance and allocates resources. Comparative period financial information by reportable segment has been recast to conform with the current presentation. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for further information.
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

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting polices during the first three quarters of fiscal 2018 from those disclosed in the Company’s most recent Form 10-K, except for significant changes to our accounting policies as a result of adopting the new revenue recognition standard as discussed below:
Revenue Recognition
Significant Judgments
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services.  Revenue is generally recognized net of allowance for returns and any taxes collected from customers. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations; however, determining whether products or services are considered distinct performance obligations that should be accounted for separately versus together may sometimes require significant judgment.
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
Nature of Goods and Services
The Company generates revenue primarily from products, services and subscriptions; each of which is a distinct performance obligation. Product revenue includes hardware and software. Services, including post contract support and extended warranty, and subscriptions are performance obligations generally recognized over time.  Descriptions are as follows:
Product
Revenue for hardware is recognized when the control of the product transfers to the customer, which is generally when the product is shipped.  The Company recognizes shipping fees reimbursed by the customer as revenue and the cost for shipping as an expense in Cost of sales when control over products has transferred to the customer.
Revenue for perpetual and term software licenses is recognized upon delivery and commencement of license term.  In general, the Company’s contracts do not provide for customer specific acceptances.
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
The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. Each reporting period, the Company evaluates the collectibility of its trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $5.6 million and $3.6 million at the end of the third quarter of fiscal 2018 and end of fiscal 2017, respectively.
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
See Note 12 - Deferred Revenue and Remaining Performance Obligations for further information.
Recently Adopted Accounting Pronouncements
Financial Instruments - Overall
In January 2016, the FASB issued new guidance that will require entities to measure equity investments currently accounted for under the cost method at fair value and recognize any changes in fair value in net income. For equity investments without readily determinable fair values, an entity may elect an alternative measurement method at cost minus impairment, if any, plus or minus any adjustments from observable market transactions. The Company adopted the guidance in the first quarter of fiscal 2018 on a prospective basis for equity investments without readily determinable fair values by electing the alternative measurement method. The Company’s equity investments are immaterial on its Condensed Consolidated Balance Sheets, therefore, adoption of this guidance does not have a material impact.

Statement of Cash Flows
In August 2016, the FASB issued new guidance related to statement of cash flows. This guidance amended the existing accounting standards for the statement of cash flows and provided guidance on certain classification issues related to the statement of cash flows. The Company adopted the amendments retrospectively to all periods presented in the first quarter of fiscal 2018. The impact of adoption on the Company’s Condensed Consolidated Statements of Cash Flows is presented along with adoption of Revenue from Contracts with Customers.

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

Compensation - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued new guidance to improve the presentation for components of defined benefit pension cost, which requires employers to report the service cost component of net periodic pension cost in the same line item as other compensation expense arising from services rendered during the period. The standard also requires the other components of net periodic cost be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. The Company adopted the guidance retrospectively to all periods presented beginning in the first quarter of fiscal 2018. The Company has defined benefit pension plans that are immaterial for its Condensed Consolidated Financial Statements, therefore, adoption of this guidance did not have a material impact.
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
Adoption of the new standard had no impact to cash provided by or used in operating, financing or investing activities on the Statements of Cash Flows for fiscal 2017 and 2016, although cash provided from operating activities had offsetting adjustments within accounts.
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

Adoption of Revenue from Contracts with Customers standards and the new Statement of Cash Flows impacted Company's previously reported results as follows:

	Third Quarter of Fiscal 2017			First Three Quarters of Fiscal 2017
(In millions, except per share amounts)	As Previously Reported	Adjustments a	As Adjusted	As Previously Reported	Adjustments a	As Adjusted
Revenue	$670.0	$6.2	$676.2	$1,945.8	$0.9	$1,946.7
Gross margin	349.5	1.7	351.2	1,022.6	(4.5)	1,018.1
Operating income	64.0	2.3	66.3	183.2	(3.2)	180.0
Income tax provision	13.9	0.8	14.7	46.7	(1.4)	45.3
Net Income attributable to Trimble Inc.	$55.7	$1.5	$57.2	$156.1	$(1.8)	$154.3
Diluted earnings per share	$0.22	$—	$0.22	$0.61	$(0.01)	$0.60

	Fiscal Year End 2017
(In millions)	As Previously Reported	Adjustments a	As Adjusted
Accounts receivable, net	$414.8	$12.9	$427.7
Inventories	271.8	(7.2)	264.6
Deferred costs, non-current	—	35.0	35.0
Other current and non-current assets	205.5	(22.6)	182.9
Current and non-current deferred revenue	313.4	(36.8)	276.6
Other current liabilities	101.0	(1.8)	99.2
Deferred income tax liabilities	40.4	7.4	47.8
Stockholders' equity	$2,366.0	$48.5	$2,414.5
a. Adjusted to reflect the adoption of Revenue from Contracts with Customers
.

	First Three Quarters of Fiscal 2017
(In millions)	As Previously Reported	Adjustments b	As Adjusted
Net cash provided by operating activities	$310.0	$12.6	$322.6
Net cash used in investing activities	(322.9)	(5.3)	(328.2)
Net cash provided by financing activities	$34.2	$(7.3)	$26.9
b. Adjusted to reflect the adoption of Statement of Cash Flows

Recently issued Accounting Pronouncements not yet adopted
Leases
In February 2016, the FASB issued new guidance that requires a lessee to recognize lease assets and lease liabilities on the balance sheet for most leases and provide enhanced disclosures. This new guidance is effective beginning in fiscal 2019 with early adoption permitted. In July 2018, the FASB issued additional guidance for companies to elect transition using either (1) a modified retrospective approach for leases that exist upon adoption and in the comparative periods presented, or (2) an optional transition approach to initially apply the new lease guidance upon the adoption date, without adjusting the comparative periods presented. The Company plans to elect the optional transition approach and will adopt the standard beginning in fiscal 2019 by applying certain of the available practical expedients upon transition. Currently, the Company is in the process of implementing changes to its systems, processes and controls in conjunction with adoption of the new standard. While the Company continues to evaluate the effect of adopting this guidance on its Condensed Consolidated Financial Statements, the Company expects its operating leases, as disclosed in Note 15: Commitments and Contingencies, will be subject to the new standard, which will increase its total assets and liabilities.

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
Intangibles - Internal-Use Software
In August 2018, the FASB issued new guidance that clarifies the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The Company is required to adopt the guidance in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is currently evaluating the effect of the new guidance on its Condensed Consolidated Financial Statements.
NOTE 3. STOCKHOLDERS’ EQUITY
Stock Repurchase Activities
In November 2017, the Company’s Board of Directors approved a stock repurchase program ("2017 Stock Repurchase Program"), authorizing the Company to repurchase up to $600.0 million of Trimble’s common stock.
Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice.
During the first quarter of fiscal 2018, the Company repurchased approximately 1.3 million shares of common stock in open market purchases, at an average price of $39.43 per share, for a total of $50.0 million under the 2017 Stock Repurchase Program. The Company temporarily suspended its stock repurchase program in April 2018. There were no shares repurchased during the second quarter and third quarter of fiscal 2018.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase is charged to retained earnings. As a result of the repurchases, retained earnings was reduced by $42.5 million in the first quarter of fiscal 2018. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. At the end of the third quarter of fiscal 2018, the 2017 Stock Repurchase Program had remaining authorized funds of $392.2 million.
Stock-Based Compensation Expense
Stock compensation expense is recognized based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures.
The following table summarizes stock-based compensation expense for the third quarter and first three quarters of fiscal 2018 and 2017:

	Third Quarter of		First Three Quarters of
	2018	2017	2018	2017
(In millions)
Cost of sales	$1.1	$1.1	$3.3	$2.8
Research and development	3.9	2.7	10.2	7.7
Sales and marketing	2.5	2.4	7.2	7.0
General and administrative	11.3	9.9	32.4	27.5
Total operating expense	17.7	15.0	49.8	42.2
Total stock-based compensation expense	$18.8	$16.1	$53.1	$45.0

NOTE 4. BUSINESS COMBINATIONS

During the first three quarters of fiscal 2018, the Company acquired five businesses, with total cash consideration of $1,753.9 million, including the acquisitions of Waterfall Holdings, Inc., the holding company of Viewpoint, Inc. (“Viewpoint”) and e-Builder, Inc. ("e-Builder") in all cash transactions valued at $1,211.2 million and $485.2 million, respectively. The Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition. The businesses acquired during the first three quarters of fiscal 2018 contributed less than three percent to the Company's total revenue during the first three quarters of fiscal 2018.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. The fair value of liabilities assumed includes deferred revenue which is written down to the cost, plus a reasonable profit margin, to fulfill customer contractual obligations. For certain acquisitions completed in the first three quarters of fiscal 2018, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true-up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus, the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one year from the acquisition date.
The fair value, of identifiable assets acquired and liabilities assumed, was determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to all acquisitions, including the changes in the fair value of the contingent consideration liabilities, a net expense of $10.7 million and $34.8 million for the third quarter and the first three quarters of fiscal 2018, respectively, and a net benefit of $0.3 million and a net expense of $6.1 million for the third quarter and the first three quarters of fiscal 2017, respectively, were recorded as incurred.
The following table summarizes the Company’s business combinations completed during the first three quarters of fiscal 2018 including Viewpoint and e-Builder (the acquisitions of which are described below):

First Three Quarters of
2018
(In millions)
Fair value of total purchase consideration	$1,753.9
Less fair value of net assets acquired:
Net tangible assets acquired	5.1
Identifiable intangible assets	551.5
Deferred income taxes	(83.2)
Goodwill	$1,280.5
Intangible Assets
The following table presents details of the Company’s total intangible assets:

As of	Third Quarter of Fiscal 2018			Fiscal Year End 2017
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$1,218.8	$(806.8)	$412.0	$915.3	$(729.9)	$185.4
Trade names and trademarks	73.0	(52.2)	20.8	58.7	(48.6)	10.1
Customer relationships	717.2	(393.1)	324.1	512.1	(351.3)	160.8
Distribution rights and other intellectual property	86.3	(63.2)	23.1	69.2	(60.7)	8.5
	$2,095.3	$(1,315.3)	$780.0	$1,555.3	$(1,190.5)	$364.8

The estimated future amortization expense of purchased intangible assets as of the end of the third quarter of fiscal 2018 was as follows:

(In millions)
2018 (Remaining)	$46.0
2019	166.8
2020	138.2
2021	116.6
2022	98.4
Thereafter	214.0
Total	$780.0
Goodwill
The changes in the carrying amount of goodwill by segment for the first three quarters of fiscal 2018 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of fiscal year end 2017	$706.8	$415.3	$314.5	$850.5	$2,287.1
Additions due to acquisitions	1,280.5	—	—	—	1,280.5
Purchase price adjustments- prior years' acquisitions	—	—	(0.4)	(0.7)	(1.1)
Foreign currency translation adjustments	(4.2)	(5.4)	(4.1)	(2.4)	(16.1)
Divestiture (1)	—	(1.8)	—	—	(1.8)
Balance as of the end of the third quarter of fiscal 2018	$1,983.1	$408.1	$310.0	$847.4	$3,548.6
(1) In the first quarter of 2018, the Company sold its Geoline business, which was part of the Geospatial segment.
Viewpoint and e-Builder acquisitions
On July 2, 2018, the Company acquired all of the outstanding shares of Viewpoint, Inc., in an all-cash transaction valued at $1,211.2 million (the “Viewpoint acquisition”).  Viewpoint is a provider of construction management software, which integrates a contractor’s financial and resource management to their project operations in the field. The integration across the office, team and field workflows enables contractors to employ Viewpoint to effectively manage and gain visibility over data and workflows that span the construction lifecycle from pre-production planning, to product operations and supply chain management, through project hand over and asset operation and maintenance. The Company incurred approximately $17.5 million in acquisition-related costs, which were expensed as incurred in General and administrative expense.
On February 2, 2018, the Company completed the acquisition of e-Builder. e-Builder is a SaaS-based construction program management solution for capital program owners and program management firms that provides an integrated project delivery solution for owners, program managers and contractors across the design, construct and operate lifecycle. Trimble acquired all of the issued and outstanding shares of common stock of e-Builder for a total purchase price of $485.2 million, subject to certain adjustments described in the purchase agreement. The Company incurred approximately $18.6 million in acquisition-related costs, primarily comprising compensation costs incurred post-closing associated with options which were accelerated in connection with the acquisition transaction, which were expensed as incurred and included in Cost of Sales - Service, Research and development, Sales and marketing and General and administrative expense.
Viewpoint and e-Builder’s results of operations since their respective acquisition dates have been included in the Company’s Condensed Consolidated Statements of Income for the first three quarters of fiscal 2018. Both Viewpoint and e-Builder's performance are reported under the Buildings and Infrastructure segment.
The two acquisitions were funded through the use of approximately $211.2 million of the Company’s existing cash, with the remainder funded through the issuance of senior notes and the Company’s 2018 Credit Facilities (as defined below).
The following table summarizes the consideration transferred to acquire Viewpoint and e-Builder, the assets acquired and liabilities assumed and the estimated useful lives of the identifiable intangible assets as of the date of the acquisition:

(In millions)	Viewpoint		e-Builder
Total purchase consideration	$1,211.2		$485.2
Net tangible assets acquired	3.5		1.3
Intangible assets acquired:		Estimated Useful Life		Estimated Useful Life
Developed product technology	222.0	6 years	60.5	7 years
In-Process Research & Development	12.8	n/a	—
Order backlog	—		1.7	6 months
Customer relationships	158.6	10 years	42.4	10 years
Trade name	8.9	5 years	4.8	7 years
Favorable Lease	4.3	4 - 9 years	—
Subtotal	406.6		109.4
Deferred tax liability	(58.2)		(18.4)
Less fair value of all assets/liabilities acquired	351.9		92.3
Goodwill	$859.3		$392.9

Details of the net assets acquired are as follows:

	Viewpoint	e-Builder
	As of July 2, 2018	As of February 2, 2018
(In millions)
Cash and cash equivalents	$9.1	$2.5
Accounts receivable, net	19.8	14.4
Other receivables	1.7	43.3
Other current assets	9.6	0.7
Property and equipment, net	7.6	—
Other non-current assets	3.2	0.2
Accounts payable	(1.3)	(8.4)
Accrued compensation and benefits	(8.7)	—
Deferred revenue	(23.9)	(11.8)
Other current liabilities	(11.4)	(39.6)
Other non-current liabilities	(2.2)	—
Net tangible assets acquired	$3.5	$1.3

Goodwill represents the excess of the fair value of consideration paid over the fair value of the underlying net tangible and intangible assets acquired. Goodwill consisted of highly skilled and valuable assembled workforce, a proven ability to generate new products and services to drive future revenue and a premium paid by the Company for synergies unique to its business. The Company recorded $859.3 million and $392.9 million of goodwill from Viewpoint and e-Builder acquisitions, respectively. Of the third quarter of fiscal 2018 goodwill balance, $95.8 million for Viewpoint is expected to be deductible for tax purposes.

During the third quarter and the first three quarters of fiscal 2018, Viewpoint and e-Builder contributed $50.3 million and $65.9 million of revenue, respectively, and recorded $3.0 million and $1.5 million of operating income, respectively. The following table presents pro forma results of operations of the Company, Viewpoint and e-Builder, as if the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisitions taken place on the first day of fiscal 2017, or of future results. Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the applicable acquisition dates. For the third quarter and first three quarters of fiscal 2018 and 2017, the major impacts for the pro-forma results include amortization of intangible assets related to the acquisitions, impacts from adoption of Revenue from Contracts with Customers, interest expense for debt used to purchase Viewpoint and e-Builder, income tax effects, and other adjustments to reflect fair value. The pro forma information for the third quarter and first three quarters of fiscal 2018 and 2017 is as follows:

	Third Quarter of		First Three Quarters of
Fiscal Period	2018	2017	2018	2017
(in millions, except per share data)
Revenue	$795.2	$728.3	$2,420.0	$2,091.9
Net income attributable to Trimble Inc.	81.9	42.2	189.5	108.6
Basic earnings per share	0.33	0.17	0.76	0.43
Diluted earnings per share	0.32	0.16	0.75	0.42

NOTE 5. INVENTORIES
Inventories consisted of the following:

	Third Quarter of	Fiscal Year End
As of	2018	2017
		*As Adjusted
(In millions)
Raw materials	$93.3	$85.2
Work-in-process	13.2	12.4
Finished goods	179.8	167.0
Total inventories	$286.3	$264.6
* See Note 2 for a summary of adjustments
Finished goods includes $7.6 million and $8.7 million at the end of the third quarter of fiscal 2018 and fiscal year end 2017 for costs of sales that have been deferred in connection with deferred revenue arrangements.
NOTE 6. SEGMENT INFORMATION

The Company's operating segments were determined based on how the Company's chief operating decision maker views and evaluates operations. Various factors, including market separation and customer specific applications, go-to market channels, and products and services, were considered in determining these operating segments. Segment operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to each segment and to assess performance. In each of its segments, the Company sells many individual products. For this reason it is impracticable to segregate and identify revenue for each of the individual products or group of products.

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

The following Reporting Segment tables reflect the results of the Company’s reportable operating segments under its management reporting system. These results are not necessarily in conformity with U.S. GAAP. Beginning with the third quarter of fiscal 2018, the Company presented segment revenue and income excluding the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting. Segment income presented also excludes the effects of certain acquired capitalized commissions that were eliminated in purchase accounting, along with other adjustments that have historically been excluded in prior periods, as though the acquired companies operated independently in the periods presented. This is consistent with the way the chief operating decision maker evaluates each of the segment's performance and allocates resources. Comparative period financial information by reportable segment has been recast to conform with the current presentation.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Third Quarter of Fiscal 2018
Revenue	$286.6	$185.4	$133.0	$190.2	$795.2
Acquired deferred revenue adjustment	9.2	—	0.2	0.1	9.5
Segment revenue	$295.8	$185.4	$133.2	$190.3	$804.7

Operating income	$60.9	$47.4	$38.3	$37.0	$183.6
Acquired deferred revenue adjustment	9.2	—	0.2	0.1	9.5
Amortization of acquired capitalized commissions	(1.8)	—	—	—	(1.8)
Segment operating income	$68.3	$47.4	$38.5	$37.1	$191.3

Depreciation expense	$1.8	$1.5	$1.1	$1.1	$5.5
Third Quarter of Fiscal 2017
Revenue (*As Adjusted)	$217.9	$169.4	$117.2	$171.7	$676.2
Acquired deferred revenue adjustment	0.1	—	0.4	0.2	0.7
Segment revenue	$218.0	$169.4	$117.6	$171.9	$676.9

Operating income (*As Adjusted)	$55.1	$36.3	$27.2	$30.3	$148.9
Acquired deferred revenue adjustment	0.1	—	0.4	0.2	0.7
Amortization of acquired capitalized commissions	(0.2)	—	—	—	(0.2)
Segment operating income	$55.0	$36.3	$27.6	$30.5	$149.4

Depreciation expense	$1.4	$1.5	$0.9	$1.3	$5.1

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
First Three Quarters of Fiscal 2018
Revenue	$785.6	$544.3	$437.2	$555.8	$2,322.9
Acquired deferred revenue adjustment	15.1	—	0.8	0.3	16.2
Segment revenue	$800.7	$544.3	$438.0	$556.1	$2,339.1

Operating income	$171.8	$126.3	$132.3	$98.5	$528.9
Acquired deferred revenue adjustment	15.1	—	0.8	0.3	16.2
Amortization of acquired capitalized commissions	(2.7)	—	(0.2)	—	(2.9)
Segment operating income	$184.2	$126.3	$132.9	$98.8	$542.2

Depreciation expense	$4.6	$4.4	$3.1	$3.4	$15.5
First Three Quarters of Fiscal 2017
Revenue (*As Adjusted)	$625.0	$483.6	$349.0	$489.1	$1,946.7
Acquired deferred revenue adjustment	0.4	—	0.6	0.5	1.5
Segment revenue	$625.4	$483.6	$349.6	$489.6	$1,948.2

Operating income (*As Adjusted)	$134.6	$94.0	$104.8	$79.2	$412.6
Acquired deferred revenue adjustment	0.4	—	0.6	0.5	1.5
Amortization of acquired capitalized commissions	(0.7)	—	(0.1)	(0.1)	(0.9)
Segment operating income	$134.3	$94.0	$105.3	$79.6	$413.2

Depreciation expense	$4.7	$4.3	$2.1	$4.1	$15.2

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of the Third Quarter of Fiscal 2018
Accounts receivable, net	$165.1	$125.8	$71.0	$114.1	$476.0
Inventories	66.5	131.4	45.5	42.9	286.3
Goodwill	1,983.1	408.1	310.0	847.4	3,548.6
As of Fiscal Year End 2017
Accounts receivable, net (*As Adjusted)	120.1	121.5	78.5	107.6	427.7
Inventories (*As Adjusted)	62.1	110.3	46.0	46.2	264.6
Goodwill	$706.8	$415.3	$314.5	$850.5	$2,287.1
* See Note 2 for a summary of adjustments

A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Third Quarter of		First Three Quarters of
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
(In millions)
Consolidated segment operating income	$191.3	$149.4	$542.2	$413.2
Unallocated corporate expense	(24.3)	(23.0)	(70.2)	(61.8)
Restructuring charges	(2.6)	(1.6)	(6.8)	(7.8)
Acquired deferred revenue adjustment	(9.5)	(0.7)	(16.2)	(1.5)
Amortization of purchased intangible assets	(49.8)	(40.0)	(132.9)	(109.1)
Stock-based compensation	(18.8)	(16.1)	(53.1)	(45.0)
Amortization of acquired capitalized commissions	1.8	0.2	2.9	0.9
Amortization of acquisition-related inventory step-up	—	(2.2)	—	(2.8)
Acquisition / divestiture items	(10.7)	0.3	(34.8)	(6.1)
Consolidated operating income	77.4	66.3	231.1	180.0
Non-operating income (expense), net:	(13.3)	5.6	(21.1)	19.6
Consolidated income before taxes	$64.1	$71.9	$210.0	$199.6
* See Note 2 for a summary of adjustments

On a total Company basis, the disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Third Quarter of Fiscal 2018
North America	$167.8	$83.4	$43.5	$156.7	$451.4
Europe	77.7	48.8	55.3	21.7	203.5
Asia Pacific	45.0	42.2	12.1	11.5	110.8
Rest of World	5.3	11.0	22.3	0.4	39.0
Total consolidated revenue	$295.8	$185.4	$133.2	$190.3	$804.7
Third Quarter of Fiscal 2017 (*As Adjusted)
North America	$111.9	$74.9	$37.4	$142.3	$366.5
Europe	60.1	44.1	45.4	18.5	168.1
Asia Pacific	37.1	39.4	13.4	9.3	99.2
Rest of World	8.9	11.0	21.4	1.8	43.1
Total consolidated revenue	$218.0	$169.4	$117.6	$171.9	$676.9
First Three Quarters of Fiscal 2018
North America	$433.2	$223.0	$140.3	$455.0	$1,251.5
Europe	236.9	154.6	197.6	64.4	653.5
Asia Pacific	111.6	130.4	35.7	35.0	312.7
Rest of World	19.0	36.3	64.4	1.7	121.4
Total consolidated revenue	$800.7	$544.3	$438.0	$556.1	$2,339.1
First Three Quarters of Fiscal 2017 (*As Adjusted)
North America	$326.8	$194.3	$125.1	$406.6	$1,052.8
Europe	180.3	131.5	131.9	52.1	495.8
Asia Pacific	91.9	119.4	35.7	26.8	273.8
Rest of World	26.4	38.4	56.9	4.1	125.8
Total consolidated revenue	$625.4	$483.6	$349.6	$489.6	$1,948.2
* Adjusted to reflect adoption of the new revenue recognition standard, Revenue from Contracts with Customers. For further information, see Note 2.

NOTE 7. DEBT
Debt consisted of the following:

As of		Third Quarter of	Fiscal Year End
Instrument	Date of Issuance	2018	2017
(In millions)		Amount	Amount
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	$300.0	$—
2028 Senior Notes, 4.90%, due June 2028	June 2018	600.0	—
2024 Senior Notes, 4.75%, due December 2024	November 2014	400.0	400.0
Credit Facilities:
2014 Credit Facility, floating rate, retired	November 2014	—	389.0
2018 Credit Facility, floating rate:
Term Loan, due May 2021	May 2018	500.0	—
Revolving Credit Facility, due May 2023	May 2018	—	—
Uncommitted facilities, floating rate		225.8	128.0
Promissory notes and other debt		1.1	1.2
Unamortized discount and issuance costs		(14.2)	(4.3)
Total debt		2,012.7	913.9
Less: Short-term debt		226.1	128.4
Long-term debt		$1,786.6	$785.5

Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants, all of which the Company was in compliance with at the end of the third quarter of fiscal 2018.
Debt Maturities
At the end of the third quarter of fiscal 2018, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2018 (Remaining)	$0.3
2019	226.2
2020	0.3
2021	500.1
2022	—
Thereafter	1,300.0
Total	$2,026.9

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

Credit facilities:
Bridge Facility:
In April 2018, the Company entered into a bridge loan commitment letter with a group of lenders (the “Bridge Facility”) that was subsequently terminated in June 2018 upon the issuance of the 2023 Senior Notes, the 2028 Senior Notes and after entering into the 2018 Credit Facility (as defined below). The Company incurred costs in connection with the Bridge Facility of $5.8 million that were recorded to Interest expense, net.
2018 Credit Facility
In May 2018, the Company entered into a new credit agreement, (the “2018 Credit Facility”), with JPMorgan Chase Bank, N.A. and certain other institutional lenders that provides for unsecured credit facilities in the aggregate principal amount of $1.75 billion, comprised of a five-year revolving loan facility of $1.25 billion (the “Revolving Credit Facility”) and a delayed draw three-year term loan facility of $500.0 million (the “Term Loan”). Subject to the terms of the 2018 Credit Facility, the Company may request an additional loan facility up to $500.0 million. At the end of third quarter of fiscal 2018, $500 million was outstanding under the Term Loan and no amounts were outstanding under the 2018 Credit Facility. The Company may use the proceeds of future borrowings under the Revolving Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. The Company recognized $4.9 million of debt issuance costs associated with the 2018 Credit Facility that, along with prior unamortized costs, are being amortized to interest expense over the term of the 2018 Credit Facility.

The Company may borrow funds under the 2018 Credit Facility in U.S. Dollars in the case of the Term Loan and U.S. Dollars, Euros or in certain other agreed currencies in the case of the Revolving Credit Facility. Borrowings will bear interest, at the Company’s option, at either: (a) the alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period, plus 1.00%, in each case, plus a margin of between 0.00% and 0.875%; (b) an adjusted LIBOR rate (based on one, two, three or six-month interest periods), plus a margin of between 1.00% and 1.875%; or (c) an adjusted EURIBOR rate (based on one, two, three or six-month interest periods), plus a margin of between 1.00% and 1.875%. The applicable margin in each case is determined based on either the Company’s credit rating at such time or the Company’s leverage ratio as of its most recently ended fiscal quarter, whichever results in more favorable pricing to the Company. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate, or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at LIBOR rate or EURIBOR rate.

The 2018 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2018 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company's and its subsidiaries’ ability to create liens and enter into sale and leaseback transactions and that restrict its subsidiaries’ ability to incur indebtedness. Further, the 2018 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, the Company must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2018 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters (adjusted for proforma effects of the Viewpoint acquisition) of not less than 3.50 to 1.00. The Company must also maintain a Leverage Ratio (as defined in the 2018 Credit Facility) of not greater than 3.50:1.00; provided that (i) the maximum Leverage Ratio permitted at the end of the third quarter of fiscal 2018 and at the end of each of the three fiscal quarters immediately following the third quarter of fiscal 2018 shall be 4.25:1.00 and the maximum Leverage Ratio permitted at the end of each of the next two fiscal quarters immediately following thereafter shall be 3.75:1.00, and (ii) in the event the Company or any subsidiary shall complete any Material Acquisition (as defined in the 2018 Credit Facility) (other than the Viewpoint acquisition) in which the cash consideration paid by it exceeds $100.0 million, the Company may, by a notice delivered to the administrative agent (which shall furnish a copy thereof to each Lender), increase to 3.75:1.00 the maximum Leverage Ratio permitted at the end of the fiscal quarter during which such Material Acquisition shall have occurred and each of the three immediately following fiscal quarters (but not for any subsequent fiscal quarter).

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
Uncommitted Facilities
The Company has two $75.0 million and one €100.0 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities") at the end of the third quarter of fiscal 2018. The $225.8 million outstanding under the Uncommitted Facilities at the end of the third quarter of fiscal 2018 and $128.0 million outstanding at the end of fiscal 2017 are classified as short-term debt in the Condensed Consolidated Balance Sheet. The weighted average interest rate was 1.80% and 2.24% at the end of the third quarter of fiscal 2018 and fiscal 2017, respectively.
Promissory Notes and Other Debt
At the end of the third quarter of fiscal 2018 and the year end of fiscal 2017, the Company had promissory notes and other notes payable totaling approximately $1.1 million and $1.2 million, respectively, of which $0.8 million in both periods was classified as long-term in the Condensed Consolidated Balance Sheet.

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

The gross realized gains or losses on the Company's available-for-sale investments for the first three quarters of fiscal 2018 and 2017 were not significant. The gross unrealized losses on the Company's available-for-sale investments at the end of fiscal 2017 was de minimis.

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

	Fair Values as of the end of the Third Quarter of Fiscal 2018				Fair Values as of Fiscal Year End 2017
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Available-for-sale securities:
U.S. Treasury securities (1)	$—	$—	$—	$—	$—	$9.6	$—	$9.6
Corporate debt securities (1)	—	—	—	—	—	96.0	—	96.0
Commercial paper (1)	—	—	—	—	—	100.1	—	100.1
Total available-for-sale securities	—	—	—	—	—	205.7	—	205.7
Deferred compensation plan assets (2)	32.8	—	—	32.8	27.1	—	—	27.1
Derivative assets (3)	—	0.1	—	0.1	—	0.5	—	0.5
Total assets measured at fair value	$32.8	$0.1	$—	$32.9	$27.1	$206.2	$—	$233.3
Liabilities
Deferred compensation plan liabilities (2)	$32.8	$—	$—	$32.8	$27.1	$—	$—	$27.1
Derivative liabilities (3)	—	0.5	—	0.5	—	0.1	—	0.1
Contingent consideration liabilities (4)	—	—	4.8	4.8	—	—	14.2	14.2
Total liabilities measured at fair value	$32.8	$0.5	$4.8	$38.1	$27.1	$0.1	$14.2	$41.4

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

(4)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payment under the arrangements is $52.6 million at the end of the third quarter of fiscal 2018. The fair values are estimated using scenario-based methods or option pricing methods based upon estimated future revenues, gross margins or other milestones. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s outstanding financial instruments:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	Third Quarter of Fiscal 2018		Fiscal Year End 2017
(In millions)
Liabilities:
2023 Senior Notes	$300.0	$299.6	$—	$—
2024 Senior Notes	400.0	404.4	400.0	430.4
2028 Senior Notes	600.0	605.0	—	—
2014 Credit Facility, retired	—	—	389.0	389.0
2018 Term Loan	500.0	500.0	—	—
Uncommitted facilities	225.8	225.8	128.0	128.0
Promissory notes and other debt	1.1	1.1	1.2	1.2
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

NOTE 10. DEFERRED COSTS TO OBTAIN CUSTOMER CONTRACTS

We classify all deferred costs to obtain customer contracts, which consists of deferred commissions, as a non-current asset, included in Deferred Costs, non-current on the Company’s Condensed Consolidated Balance Sheets. At the end of the third quarter of fiscal 2018 and fiscal year end 2017, we had $37.2 million and $35.0 million of deferred costs to obtain customer contracts, respectively.
Amortization expense related to deferred costs to obtain customer contracts, for the third quarter and first three quarters of fiscal 2018, was $6.2 million and $17.2 million, respectively, and was $5.3 million and $15.2 million, respectively, for the third quarter and first three quarters of fiscal 2017. It was included in sales and marketing expenses in the Company’s Condensed Consolidated Statements of Income. There was no impairment loss related to the deferred commissions for either period presented.
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
Changes in the Company’s product warranty liability during the first three quarters of fiscal 2018 are as follows:

(In millions)
Balance as of fiscal year end 2017	$18.3
Acquired warranties	—
Accruals for warranties issued	11.8
Changes in estimates	(0.9)
Warranty settlements (in cash or in kind)	(12.8)
Balance as of the end of the third quarter of fiscal 2018	$16.4

NOTE 12. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in the Company’s deferred revenue during the third quarter and first three quarters of fiscal 2018 and 2017 are as follows:

	Third Quarter of		First Three Quarters of
(In millions)	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Beginning balance of the period	$356.2	$307.3	$276.6	246.4
Revenue recognized	(41.5)	(43.3)	(201.7)	(185.8)
Acquired deferred revenue	26.6	1.5	50.3	6.1
Net deferred revenue activity	23.0	19.4	239.1	218.2
Ending balance of the period	$364.3	$284.9	$364.3	$284.9
* See Note 2 for a summary of adjustments
Remaining Performance Obligations
As of the end of the third quarter of fiscal 2018, approximately $1.0 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily hardware, subscription, software maintenance and professional services contracts. The Company expects to recognize revenue of approximately 73% and 16% on these remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.
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
The following table shows the computation of basic and diluted earnings per share:

	Third Quarter of		First Three Quarters of
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$73.7	$57.2	$196.3	$154.3
Denominator:
Weighted average number of common shares used in basic earnings per share	250.5	252.6	249.6	252.5
Effect of dilutive securities	3.1	5.3	3.4	4.5
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	253.6	257.9	253.0	257.0
Basic earnings per share	$0.29	$0.23	$0.79	$0.61
Diluted earnings per share	$0.29	$0.22	$0.78	$0.60
* See Note 2 for a summary of adjustments
For the third quarter and the first three quarters of fiscal 2018 and 2017, the Company excluded insignificant shares of outstanding stock options from the calculation of diluted earnings per share because their effect would have been antidilutive.
NOTE 14. INCOME TAXES
Effective 2018, the Tax Cuts and Jobs Act (“Tax Act”) reduced U.S. federal tax from 35% to 21% and created new taxes on certain foreign-source earnings (referred to as “GILTI”) and certain related-party payments. The Company recorded reasonable estimates as provisional amounts arising from the Tax Act in the fourth quarter of fiscal 2017. As of the third quarter of fiscal 2018, the Company made immaterial adjustments to its provisional tax estimates to reflect the impact of additional analysis of the transition tax liability.  The Company continues to perform necessary analysis by incorporating ongoing legislative guidance and accounting interpretations.  Additionally, the Company has not yet determined its policy election as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI or whether GILTI will be accounted for as a period cost. The accounting remains provisional and the Company expects to complete its analysis for the tax effects of the Tax Act by the end of fiscal 2018.
For the third quarter of fiscal 2018, the Company’s effective income tax rate resulted in a benefit of 15%, compared to an expense of 20% in the corresponding period in fiscal 2017. The change is primarily due to a benefit from reserve releases due to expiration of the U.S. federal statute of limitations for certain tax years of approximately twenty-two percentage points, a benefit from the 2017 federal return to provision adjustments of approximately nine percentage points, and a benefit from the reduced U.S. federal tax rate of approximately eight percentage points, partially offset by increased U.S. tax on certain foreign earnings of four percentage points related mainly to a provisional GILTI tax.
For the first three quarters of fiscal 2018, the Company’s effective income tax rate was 6% as compared to 23% in the corresponding period in fiscal 2017, primarily due to the reduced U.S. federal tax rate of approximately eight percentage points, a benefit from reserve releases of approximately seven percentage points due to expiration of the U.S. federal statute of limitations, a benefit from 2017 federal return to provision adjustments of approximately three percentage points, and a benefit from other items of approximately two percentage points, partially offset by increased U.S. tax on certain foreign earnings of three percentage points related mainly to a provisional GILTI tax.
The Company's effective tax rate is lower than the newly enacted U.S. federal statutory rate of 21% primarily due to reserve releases, favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, a benefit from U.S. federal R&D credit and stock-based compensation deductions.

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
In the first quarter of fiscal 2015, the Company received a Notice of Proposed Adjustment from the IRS for the fiscal years 2010 and 2011. The proposed adjustments primarily relate to the valuations of intercompany transfers of acquired intellectual property. The assessments of tax and penalties for the years in question total $67.0 million. In January 2018, the Company and IRS reached agreement to settle certain aspects of the assessments constituting $15.8 million of the total $67.0 million assessment. The Company has paid $8.6 million during 2018 to settle the $15.8 million assessment. The Company’s reserves were adequate to cover the partial agreement. On March 7, 2018 the Company received a formal Notice of Deficiency for fiscal year 2011, assessing tax and penalties totaling $51.2 million for the remainder of the assessment. The Company does not agree with the IRS position. Accordingly, on June 1, 2018, the Company filed a petition with the U.S. tax court relating to the Notice of Deficiency. On August 3, 2018, the IRS filed its response to the Company’s petition, with no changes to its position.
Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease (whether by payment, release or a combination of both) in the next 12 months by up to $7.0 million primarily related to release of U.S. federal tax reserve due to the statute of limitation expiration of fiscal year 2013.
Unrecognized tax benefits of $62.9 million and $68.5 million as of the end of the third quarter of fiscal 2018 and fiscal year end 2017, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of the end of the third quarter of fiscal 2018 and fiscal year end 2017, the Company had accrued $12.0 million and $12.7 million, respectively, for interest and penalties, which are recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Operating Leases and Other Commitments
The estimated future minimum operating lease commitments as of the end of the third quarter of fiscal 2018 are as follows (in millions):

2018 (Remaining)	$11.1
2019	37.6
2020	30.7
2021	25.3
2022	20.6
Thereafter	33.7
Total	$159.0
As of the end of the third quarter of fiscal 2018, the Company had unconditional purchase obligations of approximately $226.4 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.

Additionally, the Company has certain acquisitions which include additional earn-out cash payments based on estimated future revenues, gross margins or other milestones. As of the end of the third quarter of fiscal 2018, the Company had $4.8 million included in Other current liabilities and Other non-current liabilities related to these earn-outs, representing the fair value of the contingent consideration.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Management believes that, except for the adoption of the new revenue recognition standard as discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, there have been no significant changes during the first three quarters of fiscal 2018 to the items that we disclosed as our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.
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

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D and acquisitions. We have been spending approximately 14% of revenue over the past two years on R&D and currently have over 1,200 unique patents. We intend to continue to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for opportunities where the opportunity for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

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

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 40 countries and distribution channels in over 100 countries. In the third quarter of 2018, approximately half of our sales were to customers located in countries outside of the U.S.

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

•
Strategic acquisitions - Organic growth continues to be our primary focus, while acquisitions serve to enhance our market position. We acquire businesses that bring domain expertise, technology, products or distribution capabilities that augment our portfolio and allow us to penetrate existing markets more effectively, or to establish a market beachhead. Our success in targeting and effectively integrating acquisitions is an important aspect of our growth strategy.
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

For the third quarter of fiscal 2018, total revenue increased by $119.0 million compared to the third quarter of fiscal 2017. By geography, North America and Europe were significantly up and to a lesser extent, Asia-Pacific. The rest of the world was slightly down year over year. We continue to experience a shift in revenue towards a more significant mix of software, recurring revenue and services, driven both by organic growth and acquisitions.
During the first three quarters of fiscal 2018, we acquired five businesses, with total cash consideration of $1,753.9 million in our Buildings and Infrastructure Segment. The largest acquisition is the acquisition of Waterfall Holdings, Inc., the holding company of Viewpoint, Inc., (“Viewpoint”), in an all-cash transaction valued at $1.2 billion. Viewpoint is a provider of construction management software, which integrates contractors’ financial and resource management with project operations, jobsite and field work flows. The acquisition is highly complementary to our construction technology portfolio and positions Trimble to further our strategy to lead the industry’s transformation. With Viewpoint, we will be able to offer customers a central workflow platform for delivering integrated, end-to-end construction management, while further enabling connectivity across the complete construction lifecycle.
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

RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below:

	Third Quarter of		First Three Quarters of
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
(In millions)
Revenue:
Product	$499.7	$449.4	$1,528.5	$1,304.4
Service	156.5	124.3	421.4	342.8
Subscription	139.0	102.5	373.0	299.5
Total revenue	$795.2	$676.2	2,322.9	1,946.7
Gross margin	$426.9	$351.2	$1,245.8	$1,018.1
Gross margin %	53.7%	51.9%	53.6%	52.3%
Operating income	$77.4	$66.3	$231.1	$180.0
Operating income %	9.7%	9.8%	9.9%	9.2%

* See Note 2 of the Notes to the Condensed Consolidated Financial Statements.
Revenue

Total revenue increased $119.0 million or 18% and $376.2 million or 19% for the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. For the third quarter, revenue increased due to organic growth across all segments and most major regions and revenue from acquisitions, primarily from Viewpoint and e-Builder. For the first three quarters of fiscal 2018, revenue increased due to organic growth across all segments and most major regions and to a lesser extent, acquisition revenue, as Viewpoint was acquired in the third quarter of fiscal 2018 and e-Builder was acquired in the first quarter of fiscal 2018. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
For the third quarter of fiscal 2018, Buildings and Infrastructure revenue increased primarily due to the impact of the Viewpoint and e-Builder acquisitions and to a lesser extent, organic growth in civil engineering and construction and building construction. For the first three quarters of fiscal 2018, Buildings and Infrastructure revenue increased due to organic growth and to a lesser extent, acquisition revenue, including e-Builder and Viewpoint, which were acquired in the first and third quarters, respectively. For the third quarter of fiscal 2018 and the first three quarters of fiscal 2018, Resources and Utilities revenue increased primarily due to continued organic growth in agriculture markets, Geospatial revenue increased mainly due to surveying organic growth, and to a lesser extent, OEM sales, including autonomy products, and Transportation revenue increased due to organic increased subscription growth from new and existing transportation and logistics customers and to a lesser extent, product sales.
By revenue category, for the third quarter of fiscal 2018 and the first three quarters of fiscal 2018, product revenue increased primarily due to strong organic growth in Buildings and Infrastructure due to civil engineering and construction product sales, in Geospatial due to surveying product sales, and in Resources and Utilities due to agriculture product sales. Transportation contributed to a lesser extent. Service and subscription revenue increases were primarily due to growth in Buildings and Infrastructure, including the impact of the Viewpoint and e-Builder acquisitions, Transportation, and to a lesser extent, Resources and Utilities. For the third quarter of fiscal 2018, service and subscription revenue were particularly impacted by the Viewpoint acquisition.
Gross Margin
Gross margin varies due to a combination of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin increased by $75.7 million and $227.7 million for the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017 due to increased revenue growth across all segments. Gross margin as a percentage of total revenue was 53.7% and 53.6% for the third quarter and the first three quarters of fiscal 2018, respectively, compared to 51.9% and 52.3% for the corresponding periods in fiscal 2017. For the third quarter and first three quarters of fiscal 2018, the increase in gross margin percentage was primarily due to improved product mix across all segments, partially offset by increased intangibles amortization and the effects of Viewpoint and e-Builder acquired deferred revenue that was written down to fair value in purchase accounting.
Operating Income
Operating income increased by $11.1 million and $51.1 million for the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. Operating income as a percentage of total revenue was 9.7% and 9.9% for the third quarter and the first three quarters of fiscal 2018, respectively, compared to 9.8% and 9.2% for the corresponding periods in fiscal 2017.
For the third quarter of fiscal 2018, the increase in operating income was attributable to segment revenue and gross margin expansion and operating expense control, partially offset by higher amortization of purchased intangible assets, primarily due to the Viewpoint and e-Builder acquisitions, and acquisition costs associated with the Viewpoint acquisition. For the first three quarters of fiscal 2018, the increase in operating income was attributable to segment revenue and gross margin expansion and operating expense control, partially offset by higher amortization of purchased intangible assets, acquisition costs associated with the Viewpoint and e-Builder acquisitions and expense related to the acceleration of e-Builder employee stock options in the first quarter.

Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	Third Quarter of		First Three Quarters of
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
(In millions)
Research and development	$114.1	$92.6	$333.5	$272.1
Percentage of revenue	14%	14%	14%	14%
Sales and marketing	$119.7	$100.0	$354.6	$294.5
Percentage of revenue	15%	15%	15%	15%
General and administrative	$91.6	$74.0	$262.6	$218.4
Percentage of revenue	12%	11%	11%	11%
Total	$325.4	$266.6	$950.7	$785.0
* See Note 2 of the Notes to the Condensed Consolidated Financial Statements.
Overall, R&D, S&M and G&A expense increased by approximately $58.8 million and 165.7 million for the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017.
Research and development expense increased by $21.5 million or 23% and $61.4 million or 23% for the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. As compared to the prior year, the increase in the third quarter and the first three quarters of fiscal 2018 was primarily due to the impact of acquisitions, primarily Viewpoint and e-Builder expenses not applicable in the prior corresponding periods, and to a lesser extent, an increase in compensation expense associated with increased headcount, particularly in Transportation.
Overall, research and development spending was 14% of revenue in the third quarter and the first three quarters of fiscal 2018 and 2017. We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense increased by $19.7 million or 20% and $60.1 million or 20% in the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. As compared to the prior year, the increase in the third quarter and the first three quarters of fiscal 2018 was primarily due to the impact of acquisitions, primarily Viewpoint and e-Builder expenses not applicable in the prior corresponding periods, and to a lesser extent, increased sales compensation expense.
Overall, spending for sales and marketing was 15% of revenue in the third quarter and the first three quarters of fiscal 2018 and 2017.

General and administrative expense increased by a $17.6 million, or 24% and $44.2 million or 20% for the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. As compared to the prior year, the increase in the third quarter and first three quarters of fiscal 2018 was primarily due to the impact of acquisitions, primarily Viewpoint and e-Builder expenses not applicable in the prior corresponding periods and increased stock-based compensation expense.
Overall, general and administrative spending was 12% and 11% of revenue in the third quarter and the first three quarters of fiscal 2018, respectively, compared to 11% in each of the corresponding periods in fiscal 2017.
Restructuring charges
Restructuring charges primarily consist of severance and benefits, resulting from employee headcount reductions in connection with our restructuring programs related to decisions to streamline processes and reduce the cost structure. As of the end of the third quarter of fiscal 2018, our restructuring liability was $3.4 million, which is expected to be substantially settled by the third quarter of fiscal 2019. Restructuring liabilities are reported within Other current liabilities on the Condensed Consolidated Balance Sheets.

Amortization of Purchased Intangible Assets

	Third Quarter of		First Three Quarters of
	2018	2017	2018	2017
(In millions)
Cost of sales	$28.2	$23.0	$75.2	$62.5
Operating expenses	21.6	17.0	57.7	46.6
Total amortization expense of purchased intangibles	$49.8	$40.0	$132.9	$109.1
Total amortization expense of purchased intangibles represented 6% of revenue in the third quarter and the first three quarters of fiscal 2018 and 2017. The expense for the third quarter and the first three quarters of fiscal 2018 was higher as compared to the corresponding periods in fiscal 2017 due to new acquisitions amortization including the Viewpoint, e-Builder and Stabiplan acquisitions, which were not applicable in the prior year.
Non-operating Income (Expense), Net
The components of Non-operating income (expense), net, were as follows:

	Third Quarter of		First Three Quarters of
	2018	2017	2018	2017
(In millions)
Interest expense, net	$(22.7)	$(6.3)	$(50.8)	$(18.4)
Foreign currency transaction gain (loss), net	(0.1)	1.6	0.6	3.0
Income from equity method investments, net	8.8	8.7	23.2	22.8
Other income, net	0.7	1.6	5.9	12.2
Total non-operating income (expense), net	$(13.3)	$5.6	$(21.1)	$19.6
Non-operating income (expense), net decreased $18.9 million and $40.7 million for the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. The decrease for the third quarter was primarily due to higher interest costs associated with increased debt. The decrease for the first three quarters was primarily due to higher interest costs associated with increased debt, and costs in connection with the Bridge Facility, a decrease in Other income, net as the prior year included a divestiture gain.
Income Tax Provision
Our effective income tax rate, after including discrete items, for the third quarter of fiscal 2018 resulted in a benefit of 15%, compared to an expense of 20% in the corresponding period in fiscal 2017. The change is primarily due to a benefit from reserve releases due to expiration of the U.S. federal statute of limitations for certain tax years of approximately twenty-two percentage points, a benefit from the 2017 federal return to provision adjustments of approximately nine percentage points, and a benefit from the reduced U.S. federal tax rate of approximately eight percentage points, partially offset by increased U.S. tax on certain foreign earnings of four percentage points related mainly to a provisional GILTI tax. For the first three quarters of fiscal 2018, the Company’s effective income tax rate was 6% as compared to 23% in the corresponding period in fiscal 2017, primarily due to the reduced U.S. federal tax rate of approximately eight percentage points, a benefit from reserve releases of approximately seven percentage points due to expiration of the U.S. federal statute of limitations, a benefit from 2017 federal return to provision adjustments of approximately three percentage points, and a benefit from other items of approximately two percentage points, partially offset by increased U.S. tax on certain foreign earnings of three percentage points related mainly to a provisional GILTI tax. Our effective tax rate has been lower than the newly enacted U.S. federal statutory rate of 21% primarily due to reserve releases, favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, a benefit from U.S. federal R&D credit and stock-based compensation deductions.
Results by Segment
Our Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of our reportable operating segments under our management reporting system. These results are not necessarily in conformity with U.S. GAAP. Beginning with the third quarter of fiscal 2018, we presented segment revenue and income excluding the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting. Segment income presented also excludes the effects of certain acquired capitalized commissions that were eliminated in purchase accounting, along with other adjustments that have historically been excluded in prior periods, as though the acquired companies operated independently in the periods presented.

This is consistent with the way the chief operating decision maker evaluates each of the segment's performance and allocates resources. Comparative period financial information by reportable segment has been recast to conform with the current presentation.
For additional discussion of our segments, see Note 6 of the Notes to the Condensed Consolidated Financial Statements.
The following table is a summary of revenue and operating income by segment:

	Third Quarter of		First Three Quarters of
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
(In millions)
Buildings and Infrastructure
Segment revenue	$295.8	$218.0	$800.7	$625.4
Segment revenue as a percent of total segment revenue	37%	33%	34%	32%
Segment operating income	$68.3	$55.0	$184.2	$134.3
Segment operating income as a percent of segment revenue	23%	25%	23%	21%
Geospatial
Segment revenue	$185.4	$169.4	$544.3	$483.6
Segment revenue as a percent of total segment revenue	23%	25%	23%	25%
Segment operating income	$47.4	$36.3	$126.3	$94.0
Segment operating income as a percent of segment revenue	26%	21%	23%	19%
Resources and Utilities
Segment revenue	$133.2	$117.6	$438.0	$349.6
Segment revenue as a percent of total segment revenue	16%	17%	19%	18%
Segment operating income	$38.5	$27.6	$132.9	105.3
Segment operating income as a percent of segment revenue	29%	23%	30%	30%
Transportation
Segment revenue	$190.3	$171.9	$556.1	$489.6
Segment revenue as a percent of total segment revenue	24%	25%	24%	25%
Segment operating income	$37.1	$30.5	$98.8	$79.6
Segment operating income as a percent of segment revenue	19%	18%	18%	16%
* See Note 2 of the Notes to the Condensed Consolidated Financial Statements.

A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	Third Quarter of		First Three Quarters of
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
(In millions)
Consolidated segment operating income	$191.3	$149.4	$542.2	$413.2
Unallocated corporate expense	(24.3)	(23.0)	(70.2)	(61.8)
Restructuring charges	(2.6)	(1.6)	(6.8)	(7.8)
Acquired deferred revenue adjustment	(9.5)	(0.7)	(16.2)	(1.5)
Amortization of purchased intangible assets	(49.8)	(40.0)	(132.9)	(109.1)
Stock-based compensation	(18.8)	(16.1)	(53.1)	(45.0)
Amortization of acquired capitalized commissions	1.8	0.2	2.9	0.9
Amortization of acquisition-related inventory step-up	—	(2.2)	—	(2.8)
Acquisition / divestiture items	(10.7)	0.3	(34.8)	(6.1)
Consolidated operating income	77.4	66.3	231.1	180.0
Non-operating income (expense), net:	(13.3)	5.6	(21.1)	19.6
Consolidated income before taxes	$64.1	$71.9	$210.0	$199.6
* See Note 2 of the Notes to the Condensed Consolidated Financial Statements.
Buildings and Infrastructure
Buildings and Infrastructure revenue increased by $77.8 million or 36% and $175.3 million or 28% for the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. Segment operating income increased $13.3 million or 24% and $49.9 million or 37% for the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017.
For the third quarter of fiscal 2018, Buildings and Infrastructure revenue increased primarily due to the impact of the Viewpoint and e-Builder acquisitions and to a lesser extent, organic growth in civil engineering and construction and building construction. For the first three quarters of fiscal 2018, Buildings and Infrastructure revenue increased due to organic growth in building construction and civil engineering and construction including new product introductions such as Earthworks and SiteWorks and to a lesser extent, acquisition revenue, including e-Builder and Viewpoint, which were acquired in the first and third quarters, respectively. Segment operating income increased for the third quarter and the first three quarters of fiscal 2018 primarily due to revenue and gross margin expansion and operating expense control across the segment. Segment operating income percentage decreased slightly for the third quarter due to Viewpoint's lower operating income percentage as revenue is transitioning from software license and support to subscription revenue. Segment operating income percentage increased for the first three quarters of fiscal 2018 primarily due to revenue and gross margin expansion and operating expense control across the segment, marginally offset by Viewpoint's lower operating income percentage.
Geospatial
Geospatial revenue increased $16.0 million or 9% and $60.7 million or 13% for the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. Segment operating income increased by $11.1 million or 31% and $32.3 million or 34% for the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017.
Revenue increased for the third quarter and the first three quarters of fiscal 2018 primarily due to organic growth for optical and Global Navigation Satellite Systems surveying products, across most major regions, with North America and Europe particularly strong. New products, end market diversification, stronger economies, and to a lesser extent, OEM sales, including autonomy products, contributed to growth. Segment operating income and operating income percentage increased for the third quarter and the first three quarters of fiscal 2018 primarily due to revenue and gross margin expansion due to the sale of higher margin products.
Resources and Utilities
Resources and Utilities revenue increased $15.6 million or 13% and $88.4 million or 25% for the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. Segment operating income increased $10.9 million or 39% and $27.6 million or 26% for the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017.

Revenue increased for the third quarter and the first three quarters of fiscal 2018, primarily due to continued organic growth in agriculture, including the impact of the Müller acquisition, which was acquired in the third quarter of fiscal 2017. Growth in Europe was significantly up for the third quarter and first three quarters due to the Müller acquisition and to a lesser extent, agriculture organic growth in North America and Europe. Demand in Asia Pacific was weaker for agricultural products due to droughts in Australia. Segment operating income for the third quarter and the first three quarters of fiscal 2018 increased due to increased revenue, gross margin expansion due to product mix and operating expense control.
Transportation
Transportation revenue increased by $18.4 million or 11% and $66.5 million or 14% for the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. Segment operating income increased $6.6 million or 22% and $19.2 million or 24% for the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017.
Transportation revenue increased for the third quarter and the first three quarters of fiscal 2018 primarily due to continued organic subscription growth from new and existing transportation and logistics customers and to a lesser extent, product sales, including enterprise software licenses and hardware. Segment operating income and operating income percentage increased for the third quarter and the first three quarters of fiscal 2018 primarily due to revenue and gross margin expansion, due to higher margin subscription revenue, partially offset by increased research and development investments.
OFF-BALANCE SHEET FINANCINGS AND LIABILITIES
Other than lease commitments incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, we do not have any interest in, or relationship with, any special purpose entities.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the third quarter of fiscal 2018 and fiscal year end 2017.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter of	Fiscal Year End
As of	2018	2017
(In millions, except percentages)
Cash and cash equivalents and short-term investments	$205.4	$537.4
As a percentage of total assets	3.6%	12.5%
Principal balance of outstanding debt	$2,026.9	$918.2

	First Three Quarters of
	2018	2017
		*As Adjusted
(In millions)
Cash provided by operating activities	$384.8	$322.6
Cash used in investing activities	(1,612.8)	(328.2)
Cash provided by financing activities	1,083.0	26.9
Effect of exchange rate changes on cash and cash equivalents	(8.1)	17.6
Net increase in cash and cash equivalents	$(153.1)	$38.9
* See Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Cash and Cash Equivalents and Short-Term Investments
As of the end of the third quarter of fiscal 2018, cash, cash equivalents and short-term investments totaled $205.4 million compared to $537.4 million as of fiscal year end 2017. As a result of the 2017 Tax Act, we can repatriate our cumulative undistributed foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences other than the transition tax. We have reinvested a large portion of our undistributed foreign earnings in acquisitions and other investments and we intend to bring back a portion of foreign cash which was subject to the transition tax. During the first three quarters of fiscal 2018, we repatriated $558.3 million of our foreign earnings to the U.S. For further information on the transition tax, refer to Note 11 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for fiscal year 2017.

In the second quarter of fiscal 2018, we restructured our debt facilities and issued bonds in anticipation of the Viewpoint acquisition as described below under the heading "Debt". On July 2, 2018, we completed the Viewpoint acquisition. As of the end of the third quarter of fiscal 2018, our total debt outstanding was $2,012.7 million.
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
Operating Activities
Cash provided by operating activities was $384.8 million for the first three quarters of fiscal 2018, compared to $322.6 million for the first three quarters of fiscal 2017. The increase of $62.2 million was primarily driven by increased net income, partially offset by an increase in working capital requirements, particularly inventory purchases and a decrease in other liabilities for income taxes paid.

Investing Activities
Cash used in investing activities was $1,612.8 million for the first three quarters of fiscal 2018, compared to $328.2 million for the first three quarters of fiscal 2017. The increase of cash used in investing activities of $1,284.6 million was primarily due to increased spending for business acquisitions, including the $1,211.2 million purchase of Viewpoint and $485.2 million purchase of e-Builder, partially offset by proceeds from the sale of short-term investments.
Financing Activities
Cash provided by financing activities was $1,083.0 million for the first three quarters of fiscal 2018, compared to cash provided by financing activities of $26.9 million for the first three quarters of fiscal 2017. The increase of cash provided by financing activities of $1,056.1 million was primarily driven by the net proceeds from our debt facilities and our senior notes offering.
Accounts Receivable and Inventory Metrics

	Third Quarter of	Fiscal Year End
As of	2018	2017
		*As Adjusted
Accounts receivable days sales outstanding	54	56
Inventory turns per year	5.1	5.4
* See Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Accounts receivable days sales outstanding was 54 days as of the end of the third quarter of fiscal 2018, compared to 56 days as of the end of fiscal 2017. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 5.1 as of the end of the third quarter of fiscal 2018, compared to 5.4 as of the end of fiscal 2017. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
Debt
Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we were in compliance with at the end of the third quarter of fiscal 2018.
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

Credit facilities:
Bridge Facility:
In April 2018, we entered into a bridge loan commitment letter with a group of lenders (the “Bridge Facility”) that was subsequently terminated in June 2018 upon the issuance of the 2023 Senior Notes and the 2028 Senior Notes and after entering into the 2018 Credit Facility (as defined below). We incurred costs in connection with the Bridge Facility of $5.8 million that were recorded to Interest expense, net.
2018 Credit Facility
In May 2018, we entered into a new credit agreement, (the “2018 Credit Facility”), with JPMorgan Chase Bank, N.A. and certain other institutional lenders that provides for unsecured credit facilities in the aggregate principal amount of $1.75 billion, comprised of a five-year Revolving Credit Facility of $1.25 billion and a delayed draw three-year Term Loan of $500.0 million. Subject to the terms of the 2018 Credit Facility, we may request an additional loan facility up to $500.0 million. The proceeds of the borrowings under the Revolving Credit Facility, together with cash on hand, were used to pay in full the outstanding amounts under and to terminate our prior revolving credit facility dated November 2014. At the end of third quarter of fiscal 2018, $500.0 million was outstanding under the Term Loan and no amounts were outstanding under the 2018 Credit Facility. We may use the proceeds of future borrowings under the Revolving Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. We recognized $4.9 million of debt issuance costs associated with the 2018 Credit Facility that, along with prior unamortized costs, are being amortized to interest expense over the term of the 2018 Credit Facility.

We may borrow funds under the 2018 Credit Facility in U.S. Dollars in the case of the Term Loan and U.S. Dollars, Euros or in certain other agreed currencies in the case of the Revolving Credit Facility. Borrowings will bear interest, at our option, at either: (a) the alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period, plus 1.00%, in each case, plus a margin of between 0.00% and 0.875%; (b) an adjusted LIBOR rate (based on one, two, three or six-month interest periods), plus a margin of between 1.00% and 1.875%; or (c) an adjusted EURIBOR rate (based on one, two, three or six-month interest periods), plus a margin of between 1.00% and 1.875%. The applicable margin in each case is determined based on either our credit rating at such time or our leverage ratio as of our most recently ended fiscal quarter, whichever results in more favorable pricing to us. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate, or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at LIBOR rate or EURIBOR rate.

The 2018 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2018 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company's and its subsidiaries’ ability to create liens and enter into sale and leaseback transactions and that restrict its subsidiaries’ ability to incur indebtedness. Further, the 2018 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, we must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2018 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters (adjusted for proforma effects of the Viewpoint acquisition) of not less than 3.50 to 1.00. We must also maintain a Leverage Ratio (as defined in the 2018 Credit Facility) of not greater than 3.50:1.00; provided that (i) the maximum Leverage Ratio permitted at the end of the third quarter of fiscal 2018 and at the end of each of the three fiscal quarters immediately following the third quarter of fiscal 2018 shall be 4.25:1.00 and the maximum Leverage Ratio permitted at the end of each of the next two fiscal quarters immediately following thereafter shall be 3.75:1.00, and (ii) in the event we or any subsidiary shall complete any Material Acquisition (as defined in the 2018 Credit Facility) (other than the Viewpoint acquisition) in which the cash consideration paid by it exceeds $100.0 million, we may, by a notice delivered to the administrative agent (which shall furnish a copy thereof to each Lender), increase to 3.75:1.00 the maximum Leverage Ratio permitted at the end of the fiscal quarter during which such Material Acquisition shall have occurred and each of the three immediately following fiscal quarters (but not for any subsequent fiscal quarter).

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
Uncommitted Facilities
We also have two $75.0 million and one €100.0 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities") at the end of the third quarter of fiscal 2018. The $225.8 million outstanding under the Uncommitted Facilities at the end of the third quarter of fiscal 2018 and $128.0 million outstanding at the end of fiscal 2017 are classified as short-term debt in the Condensed Consolidated Balance Sheet. The weighted average interest rate was 1.80% and 2.24% at the end of the third quarter of fiscal 2018 and fiscal 2017, respectively.
Promissory Notes and Other Debt
At the end of the third quarter of fiscal 2018 and the end of fiscal 2017, we had promissory notes and other notes payable totaling approximately $1.1 million and $1.2 million, respectively, of which $0.8 million in both periods was classified as long-term in the Condensed Consolidated Balance Sheet.
For additional discussion of our debt, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS
There have been no material changes except for the contractual obligations related to our debt presented in following table at the end of third quarter of fiscal 2018:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in millions)
Principal payments on debt (1)	$2,026.9	$226.1	$500.8	$300.0	$1,000.0
Interest payments on debt (2)	529.1	83.4	222.1	107.3	116.3

(1)
Amount represents principal payments over the life of the debt obligations. (See Note 7 of the Notes to the Condensed Consolidated Financial Statements for further financial information regarding our debt.)

(2)
Amount represents the expected interest payments relating to our debt. On November 24, 2014, we issued $400.0 million of 4.75% Senior Notes due December 1, 2024. On June 15, 2018, we issued $300.0 million of 4.15% Senior Notes due June 15, 2023 and $600.0 million of 4.90% Senior Notes due June 15, 2028. Interest on our Term Loan, Revolving Credit Facility and Uncommitted Facilities was estimated to be 3.72%, 2.55% and 1.80% per annum, respectively, based upon recent trends and is payable at least quarterly.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The non-GAAP financial measures included in the following tables as well as detailed explanations to the adjustments to comparable GAAP measures, are set forth below:
Non-GAAP revenue
We believe this measure helps investors understand the performance of our business as non-GAAP revenue excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting. Management believes that excluding fair value purchase accounting adjustments more closely correlates with the ordinary and ongoing course of the acquired company’s operations and facilitates analysis of revenue growth and business trends.
Non-GAAP gross margin
We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions and manufacturing costs influence our business. Non-GAAP gross margin excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up and acquisition/divestiture items associated with the acceleration of acquisition stock options from GAAP gross margin. We believe that these adjustments offer investors additional information that may be useful to view trends in our gross margin performance.

Non-GAAP operating expenses

We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring charges, amortization of purchased intangible assets, stock-based compensation, acquisition/divestiture items associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration and other costs including the acceleration of acquisition stock options, as well as adjustment to the fair value of earn-out liabilities, and the effects of certain acquired capitalized commissions that were eliminated in purchase accounting from GAAP operating expenses. We believe that these adjustments offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin and spending. Non-GAAP operating income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, and acquisition/divestiture items from GAAP operating income. We believe that these adjustments offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.

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
Non-GAAP net income
This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, debt issuance costs and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these adjustments and from an alternative view of our net income performance compared to our past net income performance.

Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, debt issuance costs and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these adjustments offer investors a useful view of our diluted net income per share compared to our past diluted net income per share.
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
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our ""core operating performance"" as a means of evaluating our performance in the ordinary, ongoing and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, debt issuance costs and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items ( A ) - ( M ) below.

		Third Quarter				First Three Quarters of
		2018		2017		2018		2017
				*As Adjusted				*As Adjusted
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$795.2		$676.2		$2,322.9		$1,946.7
Acquired deferred revenue adjustment	( A )	9.5		0.7		16.2		1.5
Non-GAAP Revenue:		$804.7		$676.9		$2,339.1		$1,948.2
GROSS MARGIN:
GAAP gross margin:		$426.9	53.7%	$351.2	51.9%	$1,245.8	53.6%	$1,018.1	52.3%
Acquired deferred revenue adjustment	( A )	9.5		0.7		16.2		1.5
Restructuring charges	( B )	0.1		0.3		0.5		1.3
Amortization of purchased intangible assets	( C )	28.2		23.0		75.2		62.5
Stock-based compensation	( D )	1.1		1.1		3.3		2.8
Amortization of acquisition-related inventory step-up	( E )	—		2.2		—		2.8
Acquisition / divestiture items	( F )	—		—		2.0		—
Non-GAAP gross margin:		$465.8	57.9%	$378.5	55.9%	$1,343.0	57.4%	$1,089.0	55.9%
OPERATING EXPENSES:
GAAP operating expenses:		$349.5	44.0%	$284.9	42.1%	$1,014.7	43.7%	$838.1	43.1%
Restructuring charges	( B )	(2.5)		(1.3)		(6.3)		(6.5)
Amortization of purchased intangible assets	( C )	(21.6)		(17.0)		(57.7)		(46.6)
Stock-based compensation	( D )	(17.7)		(15.0)		(49.8)		(42.2)
Acquisition / divestiture items	( F )	(10.7)		0.3		(32.8)		(6.1)

Amortization of acquired capitalized commissions	( G )	1.8		$0.2		2.9		0.9
Non-GAAP operating expenses:		$298.8	37.1%	$252.1	37.2%	$871.0	37.2%	$737.6	37.9%
OPERATING INCOME:
GAAP operating income:		$77.4	9.7%	$66.3	9.8%	$231.1	9.9%	$180.0	9.2%
Acquired deferred revenue adjustment	( A )	9.5		0.7		16.2		1.5
Restructuring charges	( B )	2.6		1.6		6.8		7.8
Amortization of purchased intangible assets	( C )	49.8		40.0		132.9		109.1
Stock-based compensation	( D )	18.8		16.1		53.1		45.0
Amortization of acquisition-related inventory step-up	( E )	—		2.2		—		2.8
Acquisition / divestiture items	( F )	10.7		(0.3)		34.8		6.1
Amortization of acquired capitalized commissions	( G )	(1.8)		(0.2)		(2.9)		(0.9)
Non-GAAP operating income:		$167.0	20.8%	$126.4	18.7%	$472.0	20.2%	$351.4	18.0%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$(13.3)		$5.6		$(21.1)		$19.6
Acquisition / divestiture items	( F )	0.8		—		(1.3)		(8.9)
Debt issuance costs	( H )	—		—		6.7		—
Non-GAAP non-operating income (expense), net:		$(12.5)		$5.6		$(15.7)		$10.7

			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			( M )		( M )		( M )		( M )
INCOME TAX PROVISION (BENEFIT):
GAAP income tax provision (benefit):		$(9.6)	(15)%	$14.7	20%	$13.5	6%	$45.3	23%
Non-GAAP items tax effected	( I )	12.4		12.0		36.8		36.8
Difference in GAAP and Non-GAAP tax rate	( J )	8.1		3.7		18.0		1.2
Tax reform impacts	( K )	3.6		—		3.6		—
Reserve release upon statute of limitations expiration	( L )	14.8		—		14.8		—
Non-GAAP income tax provision:		$29.3	19%	$30.4	23%	$86.7	19%	$83.3	23%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$73.7		$57.2		$196.3		$154.3
Acquired deferred revenue adjustment	( A )	9.5		0.7		16.2		1.5
Restructuring charges	( B )	2.6		1.6		6.8		7.8
Amortization of purchased intangible assets	( C )	49.8		40.0		132.9		109.1
Stock-based compensation	( D )	18.8		16.1		53.1		45.0
Amortization of acquisition-related inventory step-up	( E )	—		2.2		—		2.8
Acquisition / divestiture items	( F )	11.5		(0.3)		33.5		(2.8)
Amortization of acquired capitalized commissions	( G )	(1.8)		(0.2)		(2.9)		(0.9)
Debt issuance costs	( H )	—		—		6.7		—
Non-GAAP tax adjustments	( I ) + ( J ) + ( K ) + ( L )	(38.9)		(15.7)		(73.2)		(38.0)
Non-GAAP net income attributable to Trimble Inc.:		$125.2		$101.6		$369.4		$278.8

DILUTED NET INCOME PER SHARE:

GAAP diluted net income per share attributable to Trimble Inc.:		$0.29	$0.22	$0.78	$0.60
Acquired deferred revenue adjustment	( A )	0.04	—	0.06	0.01
Restructuring charges	( B )	0.01	0.01	0.03	0.03
Amortization of purchased intangible assets	( C )	0.20	0.15	0.52	0.42
Stock-based compensation	( D )	0.07	0.06	0.21	0.17
Amortization of acquisition-related inventory step-up	( E )	—	0.01	—	0.01
Acquisition / divestiture items	( F )	0.04	—	0.13	(0.01)
Amortization of acquired capitalized commissions	( G )	(0.01)	—	(0.01)	—
Debt issuance costs	( H )	—	—	0.03	—
Non-GAAP tax adjustments	( I ) + ( J ) + ( K ) + ( L )	(0.15)	(0.06)	(0.29)	(0.15)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$0.49	$0.39	$1.46	$1.08

ADJUSTED EBITDA:
Non-GAAP operating income:		$167.0	$126.4	$472.0	$351.4
Depreciation expense		9.0	8.7	26.2	26.4
Income from equity method investments, net		8.8	8.7	23.2	22.8
Adjusted EBITDA		$184.8	$143.8	$521.4	$400.6
* See Note 2 of the Notes to the Condensed Consolidated Financial Statements.

(A).
Acquired deferred revenue adjustment. Purchase accounting generally requires us to write-down acquired deferred revenue to fair value. Our GAAP revenue includes the fair value impact from purchase accounting for post contract support and subscriptions contracts assumed in connection with our acquisitions. The non-GAAP adjustment to our revenue is intended to reflect the full amount of such revenue. We believe this adjustment is useful to investors as a measure of the ongoing performance of our business and facilitates analysis of revenue growth and business trends.

(B).
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

(C).
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

(D).
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the third quarter and first three quarters of fiscal years 2018 and 2017, stock-based compensation was allocated as follows:

	Third Quarter		First Three Quarters of
(Dollars in millions)	2018	2017	2018	2017
Cost of sales	$1.1	$1.1	$3.3	$2.8
Research and development	3.9	2.7	10.2	7.7
Sales and Marketing	2.5	2.4	7.2	7.0
General and administrative	11.3	9.9	32.4	27.5
Total stock-based compensation expense	$18.8	$16.1	$53.1	$45.0

(E).
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

(F).
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

(G).
Amortization of acquired capitalized commissions. Purchase accounting generally requires us to eliminate capitalized sales commissions balances as of the acquisition date. Our GAAP sales and marketing expenses generally do not reflect the amortization of these capitalized sales commissions balances. The non-GAAP adjustment to increase our sales and marketing expenses is intended to reflect the full amount of amortization related to such balances as though the acquired companies operated independently in the periods presented. We believe this adjustment to sales and marketing expenses is useful to investors as a measure of the ongoing performance of our business.

(H).
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

(I).
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items ( A ) - ( H ) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

(J).
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

(K).
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

(L).
Reserve release upon statute of limitations expiration. This amount represents a one time benefit of $14.8 million in the third quarter of 2018 resulting from a reserve release due to the expiration of year 2010 and 2014 statute of limitations.  We excluded this because it is non-recurring and is not indicative of our core operating performance.

(M).
GAAP and non-GAAP tax rate percentages. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.

Non-GAAP Operating Income
Non-GAAP operating income increased by $40.6 million or 32.1% and $120.6 million or 34.3% for the third quarter and the first three quarters of fiscal 2018, respectively, compared to the corresponding periods in fiscal 2017. Non-GAAP operating income as a percentage of total revenue was 20.8% and 20.2% for the third quarter and the first three quarters of fiscal 2018, respectively, compared to 18.7% and 18.0% for the corresponding periods in fiscal 2017.
Non-GAAP operating income and Non-GAAP operating income percentage for the third quarter and first three quarters of fiscal 2018 increased primarily due to revenue and operating income expansion across all segments.

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
Market Interest Rate Risk
There have been no significant changes to our market interest rate risk assessment, other than we borrowed more debt to fund the Viewpoint acquisition in the second quarter and third quarter of fiscal 2018. For additional discussion, refer to Item 7A on our 2017 Annual Report on Form 10-K and Note 7 to the Notes to the Condensed Consolidated Financial Statements on the current Quarterly Report on Form 10-Q.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the third quarter of fiscal 2018, revenue was negatively impacted by foreign currency exchange rates by $3.9 million and operating income was favorably impacted by $2.2 million.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, New Zealand, Australian dollars, Brazilian Real and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the third quarter of fiscal 2018 and fiscal year end 2017 are summarized as follows (in millions):

	Third Quarter of Fiscal 2018		Fiscal Year End 2017
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(77.0)	$(0.1)	$(54.3)	$(0.1)
Sold	$130.0	$(0.3)	$217.8	$0.5

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
ITEM 1A. RISK FACTORS
A description of factors that could materially affect our business, financial condition, or operating results is included under "Risk and Uncertainties" in Item 1A of Part I of our 2017 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and is incorporated herein by reference. The risk factors described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results. There have been no material changes to the risk factor disclosure since our 2017 Annual Report on Form 10-K and first two quarters of fiscal 2018 Quarterly Report on Form 10-Q, except as noted below.

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

On May 15, 2018, we entered into a new 2018 Credit Facility, with a group of lenders that provides for unsecured credit facilities in the aggregate principal amount of $1.75 billion, comprised of a five-year Revolving Credit Facility of $1.25 billion and a delayed draw three-year Term Loan of $500.0 million. Subject to the terms of the 2018 Credit Facility, we may request an additional term loan up to $500.0 million. We also have two $75.0 million and one €100.0 million Uncommitted Facilities, which are uncommitted and may be called by the lenders with very little notice.
At the end of the third quarter of fiscal 2018, we had total indebtedness of 2,012.7 million.

The proceeds of the borrowings under the Revolving Credit Facility, together with cash on hand, were used to repay and terminate the 2014 Credit Facility. The net proceeds of the Senior Notes offering in June 2018 were used to repay and terminate the 2018 Interim Credit Facility and to temporarily pay down the outstanding borrowings under the Revolving Credit Facility. At the end of the third quarter of fiscal 2018, our total debt was comprised primarily of Senior Notes of $1.3 billion.

In April 2018, as a result of the announcement of the Viewpoint acquisition and our plans to incur additional indebtedness, Moody’s Investor Service, Inc. downgraded our ratings from Baa2 to Baa3 and, while our Standard & Poor’s ratings were stable, we received a negative outlook. As a result of this downgrade, our interest expense on our 2014 credit facility was increased by 0.25% per annum. Any further downgrade in our ratings would further increase our interest expense and result in an upward adjustment in the interest rates of our 2023 Senior Notes and our 2028 Senior Notes. Any such downgrade by credit rating agencies could also adversely affect our cost of borrowing, limit our access to the capital markets or result in more restrictive covenants in future debt agreements. We publicly announced that we intend to limit additional acquisitions in order to prioritize our deleveraging plan. We temporarily suspended our share repurchase program.

Our outstanding indebtedness, and the additional indebtedness we incurred in connection with the Viewpoint acquisition, could have other important consequences, such as:

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
Robert G. Painter
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: November 5, 2018

EXHIBIT INDEX
.

3.1	Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (2)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2018. (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2018. (4)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2018. (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2018. (4)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(2)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(3)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(4)	Furnished or filed herewith.