Form 10-K
period 2018-12-28
TRIMBLE INC.
filed 2019-02-22
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
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

As of June 29, 2018, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8.2 billion based on the closing price as reported on the NASDAQ Global Select Market. Shares of common stock held by each officer and director of the registrant have been excluded in that such person may be deemed to be an affiliate. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2019
Common stock, $0.001 par value	251,514,221 shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of Trimble Inc. Proxy Statement relating to the annual meeting of stockholders to be held on May 7, 2019 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
our belief that our cash and cash equivalents and short-term investments, together with borrowings under the commitments for our credit facilities and senior notes, will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures and stock repurchases under the stock repurchase program for at least the next twelve months;

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

The forward-looking statements regarding future events and the future results of Trimble Inc. (“Trimble” or “the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates and the beliefs and assumptions of the management of Trimble. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in this Report under the section entitled “Risk Factors” and elsewhere, and in other reports Trimble files with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We reserve the right to update these statements for any reason, including the occurrence of material events. The risks and uncertainties under the caption “Risks and Uncertainties” contained herein, among other things, should be considered in evaluating our prospects and future financial performance.

TRIMBLE INC.
2018 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Trimble Inc., a Delaware corporation, is a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Our comprehensive work process solutions are used across a range of industries including agriculture, architecture, civil engineering, survey and land administration, construction, geospatial, government, natural resources, transportation, and utilities. Representative Trimble customers include engineering and construction firms, contractors, owners, surveying companies, farmers and agricultural companies, long haul trucking companies, energy, utility companies, and state, federal and municipal governments.
We transform the way the world works by delivering products and services that connect the physical and digital worlds. Core technologies used in positioning, modeling, connectivity, and data analytics enable customers to improve productivity, quality, safety, and sustainability. Our products are sold based on return on investment and provide benefits such as lower operational costs, higher productivity, improved quality, enhanced safety and regulatory compliance, and reduced environmental impact. Representative products include equipment that automates and enables increased precision within large industrial equipment such as tractors and bulldozers; integrated systems that track fleets of vehicles and workers and provide real-time information and analytics to the back-office; data collection systems that enable the management of large amounts of geo-referenced information; software solutions that connect all aspects of a construction site or a farm; and building information modeling ("BIM") software that is used throughout the design, build, and operation of buildings.
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
Software is a key element of most of our solutions and accounts for a steadily increasing portion of our business. Our software products and services range from embedded real-time firmware to application software that integrates field data with large scale enterprise back-office applications. Many of our software solutions are built on configurable and enterprise grade scalable platforms that can be tailored to the workflows that our customers follow to implement their customized business processes. Our software capabilities include extensive 3-D modeling, analysis and design solutions, design and data preparation software, BIM software, enterprise resource planning and project management solutions, cloud-based collaboration solutions, applications for advanced surveying and geospatial data collection and analysis, farm productivity solutions, fleet management solutions for transportation and logistics, as well as a large suite of domain-specific software applications used across a host of industries including agriculture, construction, utilities, and transportation. Our software is sold as a perpetual license or as a subscription, and can be delivered for on-premise installation or in a hosted environment as Software as a Service ("SaaS"). Our software products allow our customers to optimize their work processes for targeted outcomes, improve their productivity, gain insight into their projects and operations, to enhance their decision making and to gain maximum benefit from a broad range of other Trimble products and systems.
Our global operations include major development, manufacturing, or logistics operations in the United States, Sweden, Finland, Germany, New Zealand, Canada, the United Kingdom, the Netherlands, China, and India. Products are sold in more than 100 countries, through dealers, representatives, joint ventures, and other channels throughout the world, as well as direct sales to end-users. Sales are supported by our own offices located in over 40 countries around the world.
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

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have over time redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D and acquisitions. We currently have over 1,200 unique patents. We intend to continue to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for opportunities where the opportunity for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

•
Increasing focus on software and services - Software and services targeted for the needs of vertical end markets are increasingly important elements of our solutions and are core to our growth strategy. Trimble generally has an open application programming interface philosophy and open vendor environment which leads to increased adoption of our software and analytics offerings. These software and services solutions integrate and optimize additional workflows for our customers, thereby improving their work productivity, and in the case of subscription, maintenance and support services, also provide us with enhanced business visibility over time. Professional services constitute an additional customer offering that helps our customers integrate and optimize the use of our offerings in their environment.

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 40 countries and distribution channels in over 100 countries.

•
Optimized go-to-market strategies to best access our markets - We utilize vertically focused go-to-market strategies that leverage domain expertise to best serve the needs of individual markets domestically and abroad. These go-to-market capabilities include independent dealers, joint ventures, original equipment manufacturers ("OEM"), and distribution alliances with key partners, such as CNH Global, Caterpillar, and Nikon, as well as direct sales to end-users, that provide us with broad market reach and localization capabilities to effectively serve our markets.

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

Business Segments and Markets
Our segments are distinguished by the markets they serve. Each segment consists of businesses which are responsible for product development, marketing, sales, strategy, and financial performance. We report our financial performance, including revenues and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation. For further financial information about our segments, see Note 6 to the Consolidated Financial Statements.
Buildings and Infrastructure
The Buildings and Infrastructure segment primarily serves architects, engineers, contractors, owners, and operators. Within this segment, our most substantial product portfolios are focused on civil engineering and construction and building construction.
Civil Engineering and Construction. Before dirt is ever moved in civil construction, feasibility, design, and scheduling are critical steps to site construction. Trimble provides the civil engineering and construction industry with a continuum of field solutions, software solutions, and services at every stage of the project - from planning and design, to construction, operation, and maintenance. Our civil construction solutions are used in civil infrastructure such as roads, railways, airports, land management, solar farms, marinas, and landfills. Our solutions are used across the entire project life cycle to improve productivity, reduce waste and re-work, and enable more informed decision making through enhanced situational awareness, data flow, and project collaboration. At the same time, our solutions can improve worker safety and reduce environmental impact. Our suite of integrated solutions and technologies in this area includes field and office software for optimized route selection and design, systems to automatically guide and control construction equipment such as excavators, bulldozers, wheel loaders, motor graders, and paving equipment, systems to monitor, track, and manage assets, equipment and workers, and software to facilitate the sharing and communication of data in real time. Together, these solutions are designed to transform how work is done within the heavy civil construction industry.
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

A joint venture with Caterpillar, Caterpillar-Trimble Control Technologies ("CTCT") was formed in 2002 to develop the next generation of advanced electronic guidance and control products for earthmoving machines. The joint venture develops machine control and guidance products that use site design information combined with accurate positioning technology to automatically control dozer blades and other machine tools. Caterpillar generally offers joint venture products as a factory-installed option, while Trimble focuses on the aftermarket with products for mixed fleets of earthmoving machines from Caterpillar and other equipment manufacturers to allow improved management of construction sites and projects.
During 2018, we announced a number of developments, including new collaborations with multiple OEMs intended to improve the interoperability of technologies and data for civil engineering and construction projects. In addition, we announced an update to the Trimble Earthworks platform to include support for additional equipment types.

Building Construction. The Trimble building construction portfolio of solutions for the commercial and industrial building industry spans the entire lifecycle of a building and is used by owners, architects, designers, general contractors, sub-contractors, engineers, and facility owners or lessees. These solutions serve to improve productivity and to enhance data sharing and collaboration across different teams and stakeholders to help keep projects within cost, time, and quality targets. The suite of technologies and solutions we provide to the building industry includes program management solutions for owners, software for 3D conceptual design and modeling, BIM software which is used in design, construction, and maintenance, enterprise resource planning and project management and project collaboration for general contractors, advanced integrated site layout and measurement systems, cost estimating, scheduling, and project controls solutions for contractors. The suite also includes applications for sub-contractors and trades such as steel, concrete and mechanical, electrical and plumbing, and an integrated workplace management services ("IWMS") software suite for real estate management, project coordination, capital program planning and management, and facility management for building owners and program managers. In addition, Trimble’s Connect collaboration platform streamlines customer workflows and enables interoperability between Trimble’s and other providers' solutions. These solutions for the building industry serve to automate, streamline, and transform work processes across the building construction industry. Our solutions provide customer benefits such as reduced costs, reduced waste and re-work, increased worker safety and efficiencies, faster project completion times, improved information flow, better decision making, and enhanced quality control.
During 2018, we announced advances in several of our software packages and solutions, launched new construction management solutions, and completed the acquisitions of FabSuite, Stabiplan, e-Builder, and Viewpoint.
In the first quarter of 2018, we acquired privately-held Stabiplan, a 3D Computer Aided Design and Engineering software and BIM content provider for the Mechanical, Electrical and Plumbing ("MEP") industries in Europe. The acquisition of Stabiplan broadened Trimble's existing construction solutions for MEP contractors and engineers that enable automated estimating, project management, modeling, detailing, layout, and construction.
Also during the first quarter of 2018, we acquired privately-held e-Builder, a leading SaaS-based construction program management solution for capital program owners and program management firms. The addition of e-Builder extended Trimble's ability to accelerate industry transformation by providing an integrated project delivery solution for owners, program managers, and contractors across the design, construct, and operate lifecycle.
During the second quarter of 2018, we acquired the assets of privately-held FabSuite, a supplier of Management Information System solutions for steel fabrication. With the acquisition of FabSuite software, Trimble's portfolio was expanded to include the complete structural steel workflow for planning, managing, designing, modeling, and automating the fabrication processes to maximize constructability.
In the third quarter of 2018, we acquired privately-held Viewpoint, a leading provider of scalable construction management software, which integrates a contractor's financial and resource management with their project operations on their jobsites and in the field. The acquisition of Viewpoint extended Trimble's ability to provide more complete and integrated project, jobsite, and business workflows across the construction lifecycle.
We sell and distribute our products in the Building and Infrastructure segment through both a direct sales force and global networks of independent dealers with expertise and customer relationships in the respective markets, including the network of SITECH Technology Dealers, which serves the civil construction industry. BuildingPoint is an initiative to form a global network of specialized distribution partners to serve the needs of the building construction industry by supporting customers in the adoption of the Trimble Buildings solutions. We sell many of our software solutions through our own direct salesforce.
Competitors in this segment are typically companies that provide optical, laser or GNSS positioning products as well as companies that produce software specific to the construction process. Our principal competitors are Topcon Corporation, Hexagon AB, and Autodesk. As the Company extends its software and services offerings to cover the full set of construction lifecycle management solutions used by owners, designers, and construction companies, we increasingly compete with large established companies that offer similar systems across all industries, such as Oracle. We compete principally on the basis of innovation, differentiated products, service, quality, and geographic reach.
Geospatial
The Geospatial segment primarily serves customers working in surveying, engineering, and government. Within this segment our most substantial product portfolios are focused on surveying and geospatial, and geographic information systems ("GIS").
Surveying and Geospatial. Through our Surveying and Geospatial product portfolio, professional surveyors and engineers provide services to the construction, engineering, mining, oil and gas, energy and utilities, government, and land management sectors. Our survey and geospatial solutions replace less productive conventional methods of surveying, mapping, 2D or 3D modeling, measurement, reporting, and analysis. Our suite of solutions include field based data collection systems and field software, real time communications systems, and back-office software for data processing, modeling, reporting, and analysis. Our field based technologies are used in handheld, land mobile, and airborne applications and incorporate technologies such as mobile application software, high precision GNSS, robotic measurement systems, inertial positioning, 3D laser scanning, digital imaging, optical or laser measurement, and unmanned aerial vehicles. We maintain a joint venture with Nikon, which focuses on the design and manufacture in Japan of surveying instruments including mechanical total stations and related products. Our office based products include software for planning, data processing and editing, quality control, 3D modeling, intelligent data analysis and feature extraction, deformation monitoring, project reporting, and data export. Our customers in this area gain benefits from the use of our products including significantly improved productivity in both field and office activities, improved safety through non-contact measurement and detection of potentially dangerous ground or structure movement, and improved data flow that enables better decision making.
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
During 2018, we announced the release of a new handheld computer for field data collection, the launch of a new version of our Inpho office software suite for photogrammetry, the launch of new GNSS receiver systems for land surveyors, and a new field controller solution for land and civil construction surveyors.
We sell and distribute our products in the Geospatial segment primarily through a global network of independent dealers and business partners supported by Trimble personnel. Competitors in this segment are typically survey instrument companies utilizing GNSS technology such as Topcon Corporation and Hexagon AB. We compete principally on the basis of robust performance, ease of use, price, interoperability, and interconnectedness.
Resources and Utilities
The Resources and Utilities segment primarily serves customers working in agriculture, forestry, and utilities. Within this segment, our most substantial product portfolio addresses the agriculture market.
Our precision agriculture products and services consist of guidance and positioning systems, automated and variable-rate application and technology systems, and information management solutions that enable farmers and their partners to improve crop performance, profitability, and environmental quality. Trimble precision agriculture solutions can assist farmers throughout every step of their farming process, beginning with land preparation and continuing through the planting, nutrient and pest management, and harvesting phases of a crop cycle. We provide manual and automated navigation guidance for tractors and other farm equipment used in spraying, planting, cultivating, and harvesting applications. The benefits to the farmer include faster machine operation, higher yields, and lower consumption of fuel and chemicals than conventional equipment. In addition, we provide solutions to automate application of pesticide and seeding. Our water solutions help farmers minimize their water costs and distribute water more efficiently and include applications for leveling agricultural fields for irrigation, aligning drainage systems to better manage water flow in fields, and controlling water application in linear and pivot irrigation systems.
Solutions that use data to enhance farm productivity are an increasing focus in our agriculture business. In 2018, we continued the development and integration of a number of Trimble Agriculture's software programs and platforms, including the release of the Trimble Farmer Fit solution. Trimble Farmer Fit equips farms of all sizes with a field record-keeping and mapping system available 24/7 on desktop, online, or mobile platforms. Trimble agricultural software is used by farmers to help integrate all of the information on the farm, and is also used by advisors, suppliers, and purchasers to share information to help improve efficiencies.

Trimble’s solutions enable a chain of custody where the farm can pass critical food safety and sustainability information to processors, distributors, and ultimately to consumers who seek transparency. Trimble agricultural software enables farmers to make more informed decisions leading to higher yields, better quality crops, increased profitability, and reduced environmental impact.
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
We use multiple distribution approaches to access the agricultural market, including independent dealers and direct selling to enterprise accounts. A significant portion of our sales are through CNH Global and affiliated dealer networks. Our own Vantage distributors provide a premier level of technical expertise, customer service and support capabilities, and operate with a strategy that fosters technology interoperability in mixed fleets used on a farm. Vantage partners are committed to providing reliable, responsive, and dedicated in-field service and support as well as creating a hassle free experience for the grower and their advisors when implementing advanced technology solutions. They also provide training, so farmers and advisors have a better understanding of how to use the technology in a way that best meets their needs. We currently have Vantage partners in over 14 countries across 5 continents. Our forestry and utilities portfolios use a mix of direct sales and indirect distribution.
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
Transportation
Trimble’s transportation solutions are multi-modal and provide capabilities for the long-haul trucking, field service management, rail and construction logistics industries to create a fully integrated supply chain and connect all aspects of transportation and logistics-trucks, drivers, back office, freight and assets. In trucking, Trimble provides enterprise and mobility solutions focused on business intelligence and data analytics, safety and regulatory compliance, navigation and routing, freight brokerage, supply chain visibility and final mile, and transportation management and fleet maintenance. Within this segment, our most substantial product portfolio addresses the transportation and logistics market.
In 2018, we announced that the PeopleNet, TMW, and 10-4 Systems businesses had been unified under the single Trimble brand. By doing so, we further articulated our approach in providing a comprehensive fleet mobility, management, and logistics platform enabling customers to connect all aspects of their business, including trucks, drivers, freight, and assets, to make more informed decisions and reach greater levels of productivity, efficiency, and safety.

In the transportation and logistics market, we offer a suite of solutions marketed primarily under the Trimble brand and secondarily marketed under the PeopleNet, GEOTrac, TMW, ISE, Punch, Veltec, and Trimble MAPS brands. Together, this range of products provides a comprehensive fleet and transportation management, analytics, routing, mapping, reporting, and predictive modeling solution to enable the transportation and logistics industry to achieve greater overall operational efficiency, fleet performance, and profitability while ensuring regulatory compliance. Our fleet productivity and enterprise software offerings are comprised primarily of the PeopleNet, TMW, Vusion, PC*Miler, CoPilot, and FleetWorks mobile platforms. Our enterprise strategy focuses on sales to large enterprise accounts. In addition to Trimble-hosted solutions, we also integrate our applications and services directly into the customer’s IT infrastructure.

The PeopleNet telematics solutions encompass route management, safety and compliance, end-to-end vehicle management, and supply chain communications. GEOTrac’s telematics solution provides end-to-end capabilities for oil and gas road mapping, vehicle monitoring, geofencing, messaging and alerting, driver productivity, distress notification, lone worker monitoring, reporting, and maintenance monitoring. The CarCube/FleetWorks solution is tailored for transportation and logistics companies in Europe and Australia. TMW's transportation software platform serves as a central hub from which the core operations of transportation organizations are managed, data is stored and analyzed, and mission critical business processes are automated. Our software platform automates business processes spanning the entire surface transportation lifecycle, order-to-cash, delivering visibility, control, and decision support for the intricate relationships and complex processes involved in the movement of freight.

Trimble MAPS' products provide truck routing, mileage, and mapping solutions, as well as a voice guided turn-by-turn navigation solution.
In 2018, we acquired privately-held Veltec, a Brazil based fleet management provider that delivers solutions to transportation companies to improve safety and reduce operational costs. The acquisition of Veltec further expanded Trimble's global footprint and extended Trimble's fleet safety and efficiency solutions to new markets.
The Transportation segment generally sells directly to end-users and OEMs. Sales cycles tend to be long, often involving field trials followed by an extensive decision-making process. Key competitors in this segment include Omnitracs and McLeod, among others. We compete principally on the basis of interoperability, customer support and service, price, innovative product offerings, quality, and provision of a complete solution.
Patents, Licenses and Intellectual Property
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We hold over 1,200 unique issued and enforceable patents, the majority of which cover GNSS based technologies and other applications such as optical and laser technology. We generally prefer to own the intellectual property used in our products, either directly or through subsidiaries. From time to time we license technology from third parties. We are not dependent on any one patent and license. We also own numerous trademarks and service marks that contribute to the identity and recognition of Trimble and its global products and services.
Competition
Our markets are highly competitive, and we expect that both direct and indirect competition will increase in the future. Within our markets, we encounter direct competition from other GNSS, software, optical, and laser suppliers such as Hexagon and Topcon, and competition may intensify from various larger U.S. and non-U.S. competitors. Our hardware products are increasingly subject to competition from existing and new entrants from emerging markets such as China, which compete aggressively on price at the lower-priced end of the market. Our integrated hardware and software products may also be subject to increasing competition from mass market devices such as smartphones and tablets combined with relatively inexpensive applications, which have not been heavily used for commercial applications in the past. Our software solutions are also increasingly subject to competition from existing and new entrants into the marketplace, including from some companies that may have access to significantly more resources than Trimble.
Many of our products and solutions are focused on specific industries. In each of these industries, we face competition from companies providing point solutions, or more traditionally, less technology intensive products and services. These companies often have greater financial resources and more established and recognized brands in those industries. Competing in vertical markets with more established industry participants requires that we successfully establish a market position and market new and sometimes unfamiliar technology and automated solutions to customers that have not previously used such products. We also increasingly offer enterprise level solutions designed to meet the specific needs of our target industries. In doing so, we face competition from larger and more well established providers of enterprise software and services with whom we have not previously competed. See also "Risk Factors - We face substantial competition in our markets which could decrease our revenue and growth rates or impair our operating results and financial condition."
Sales and Marketing
We tailor our go-to-market strategies to the needs of our products and regional markets around the world. In addition to direct sales, many of our products are sold worldwide primarily through indirect channels, including distributors, dealers, and authorized representatives. Occasionally we grant exclusive rights to market certain products or within specific countries. These channels are supported by our regional sales offices throughout the world. We also utilize distribution alliances, OEM relationships, and joint ventures with other companies as a means to serve selected markets as well as direct sales to end-users.
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
Our design, manufacturing, and distribution sites in Dayton, Ohio; Sunnyvale, California; Danderyd, Sweden; Eindhoven, Netherlands; Auckland, New Zealand; and Shanghai, China are registered to ISO9001:2015 covering the design, production, distribution, and servicing of all our products.

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
Employees
At the end of fiscal 2018, we employed 11,287 employees with approximately 55% of employees in locations outside the United States.
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
In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:
Trimble Inc.
935 Stewart Drive, Sunnyvale, CA 94085
Attention: Investor Relations Telephone: 408-481-8000

Executive Officers
The names, ages and positions of the Company’s executive officers as of February 21, 2019 are as follows:

Name	Age	Position
Steven W. Berglund	67	President and Chief Executive Officer
Robert G. Painter	47	Chief Financial Officer
Michael D. Bank	57	Senior Vice President
Ronald J. Bisio	50	Senior Vice President
Rosalind D. Buick	54	Senior Vice President
Thomas S. Fansler	62	Senior Vice President
Bryn A. Fosburgh	56	Senior Vice President
James A. Kirkland	59	Senior Vice President, General Counsel and Secretary
Darryl R. Matthews	51	Senior Vice President
Sachin J. Sankpal	51	Senior Vice President
Julie A. Shepard	61	Chief Accounting Officer
Steven W. Berglund—Steven Berglund has served as president and chief executive officer of Trimble since March 1999. Prior to joining Trimble, Mr. Berglund was president of Spectra Precision, a group within Spectra Physics AB. Mr. Berglund’s business experience includes a variety of senior leadership positions with Spectra Physics, and manufacturing and planning roles at Varian Associates. He began his career as a process engineer at Eastman Kodak. He attended the University of Oslo and the University of Minnesota where he received a B.S. in chemical engineering. Mr. Berglund received his M.B.A. from the University of Rochester. Mr. Berglund is a member of the board of directors of the Silicon Valley Leadership Group and the Association of Equipment Manufacturers (AEM), as well as chairman of AEM's construction sector board. He is also a member of the board of directors and audit committee of Belden Inc., a global provider of end-to-end signal transmission solutions.
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
Michael D. Bank—In February 2019, Michael Bank was appointed senior vice president of Trimble's Engineering & Construction business, where he had previously served as vice president since January 2016, as well as supervising Trimble’s Precision Tools, Accessories, Mining, Aggregates, Construction Logistics, Lifting Solutions, and Mobile Computing Solutions businesses. Prior to 2016, he served in general manager and business area manager roles in the Precision Tools, Accessories, and Mobile Computing Solutions businesses. He joined Trimble in 2006 through the acquisition of Apache Technologies, where he served as worldwide sales and marketing manager. Mr. Bank has over 35 years of experience in the construction technology industry. He has held positions in sales, marketing, engineering, product design and technical support. He received his BS in Civil Engineering from the University of Cincinnati in 1984.
Ronald J. Bisio—In February 2019, Ronald Bisio was appointed senior vice president responsible for Trimble’s Surveying and Geospatial businesses, where he had previously served as vice president since April 2015. Prior to this role, he served as general manager for Trimble’s Rail business from January 2011 until April 2015. He joined Trimble in 1996 and has held several marketing, sales, and general management positions since then at Trimble. He earned a Master of Business Administration degree from the University of Denver, a Master of Regional Planning degree from the University of Massachusetts, and a Bachelor of Science degree in Cartography from Salem State University in Salem, Massachusetts.
Rosalind D. Buick—In February 2019, Rosalind Buick was appointed senior vice president responsible for Trimble's Buildings business, including Buildings, Architecture, General Construction, Mechanical Electrical & Plumbing, Real Estate & Workplace Solutions and Trimble Connect divisions, which business she had previously served as vice president since 2016. Previously, Dr. Buick served as general manager and vice president of the Civil Engineering & Construction, Aggregates and Mining divisions from 2009 to 2016. Dr. Buick joined the company in 1996 and worked in several capacities in Trimble Agriculture for 12 years. Dr. Buick began her career as a research scientist and university teacher at Virginia Tech and later at Lincoln University, New Zealand, in computer decision support software research applying simulation models, GIS, operations research and artificial intelligence to agricultural and environmental applications. She completed her Ph.D in plant physiology and simulation models in 1989, a degree in Agricultural Science in 1986 from Lincoln University, New Zealand, and an executive MBA from Duke University in 2016.
Thomas S. Fansler—In February 2019, Thomas Fansler was appointed senior vice president responsible for Trimble’s Transportation sector, in which sector he had been a vice president since December 2018. From November 2015 to December 2018, he held various roles within the sector, most recently serving as president of Trimble’s Transportation Mobility division (formerly PeopleNet). He joined the company in 2009 as the founder of Vusion, a compliance and analytics provider acquired by Trimble. Previously, he was co-founder and managing partner at Inter-Tax, Inc., the largest North American fuel tax provider at the time. Mr. Fansler is active in several industry organizations, currently serving on the American Transportation Research Institute (ATRI) Research Advisory Committee and served on the Board of Directors for the Truckload Carriers Association (TCA) and is a Past Membership Chair. He received his BA from Connecticut College and an MBA from the University of St. Thomas in Minnesota.
Bryn A. Fosburgh—Bryn Fosburgh currently serves as senior vice president responsible for the Caterpillar, Hilti, and Nikon Joint Ventures, U.S. Federal government strategy and accounts, OEM construction machine business, and professional services groups. From 2014 to 2016, he served as senior vice president for Trimble's Geospatial, Civil Engineering and Construction, and Building businesses, and the Caterpillar and Hilti-related joint ventures. From 2010 to 2014, Mr. Fosburgh was responsible for our Buildings and Heavy Civil construction businesses along with our Caterpillar and Hilti joint ventures. From 2009 to 2010, Mr. Fosburgh served as vice president for Trimble's Construction Division, Transportation and Logistics, Fields Service Management and a number of corporate functions and geographical regions. From 2007 to 2009, Mr. Fosburgh was vice president for Trimble's Construction and Agriculture Divisions, and from 2005 to 2007, Mr. Fosburgh served as vice president and general manager of Trimble's Engineering and Construction Division. Mr. Fosburgh joined Trimble in 1994 and has held numerous roles, including vice president and general manager for Trimble's geomatics and engineering division, and division vice president of survey and infrastructure. Prior to Trimble, Mr. Fosburgh was a civil engineer and also held various positions for the U.S. Army Corps of Engineers and Defense Mapping Agency. Mr. Fosburgh received a B.S. in geology from the University of Wisconsin in Green Bay in 1985 and an M.S. from the school of civil engineering at Purdue University in 1989.
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
Sachin J. Sankpal—Sachin Sankpal currently serves as senior vice president responsible for Rail, Utilities, Field Services Management, Applanix, and Embedded Devices businesses. From 2012 to 2015, Mr. Sankpal held various general management positions within Honeywell, including president of Honeywell International’s Global Safety Products Division in Paris, France, vice president and general manager of Honeywell’s Safety Products Division for Europe, Middle East, Africa and India. From 2010 to 2012, he served as vice president of Global Strategic Marketing for Honeywell’s Life Safety Division. From 2003 to 2010, he held various business and operational roles at Avaya, Inc., including director of Strategy and Product Management, chief operating officer of Avaya-Japan, Ltd., operations leader in India, and director of Global Restructuring. From 2001 to 2003, he served as a director of Strategy and Finance for Trimble’s Engineering & Construction Division. From 1994 to 1999, Mr. Sankpal was a consultant for Navigant Consulting based in Boston, Mass. He began his career at Langan Engineering & Environmental Services as a staff engineer. He holds a BS in Civil Engineering from Rutgers University, an MS in Civil Engineering from the University of Maryland and an MBA from Dartmouth College.

Julie A. Shepard—Julie Shepard joined Trimble in December of 2006 as vice president of finance and was appointed chief accounting officer in May 2007. Prior to joining Trimble, Ms. Shepard served as vice president of finance and corporate controller at Quantum Corporation. Ms. Shepard brings with her over 25 years of experience in a broad range of finance roles, with diverse experience ranging from early stage private equity backed technology companies to large multinational corporations. Ms. Shepard began her career at Price Waterhouse and is a Certified Public Accountant. She received a B.S in Accounting from California State University. She is a member of the AICPA, Financial Executive Institute, and the California Society of CPAs.

Item 1A.	Risk Factors

RISKS AND UNCERTAINTIES
You should carefully consider the following risk factors, in addition to the other information contained in this Form 10-K and in any other documents to which we refer you in this Form 10-K, before purchasing our securities. The risks and uncertainties described below are not the only ones we face.
The volatility of our stock price could adversely affect an investment in our common stock
The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2018, our stock price ranged from $29.75 to $45.70. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

•	general conditions in the worldwide economy,

•	quarterly fluctuations in our actual or anticipated operating results and order levels, announcements and reports of developments related to our business, our major customers and partners, and the industries in which we compete or the industries in which our customers compete,

•	security breaches,

•	acquisition announcements,

•	new products or product enhancements announced or introduced by us or our competitors,

•	disputes with respect to developments in patents or other intellectual property rights,

•	developments in our relationships with our partners, customers and suppliers,

•	the imposition of tariffs or other trade barriers,

•	political, economic or social uncertainty, and

•	acts of terrorism.
In addition, the stock market in general and the markets for shares of “high-tech” companies in particular have frequently experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common stock.
We operate globally and are subject to significant risks in many jurisdictions
Global or regional conditions may harm our financial results. We have operations in many countries and a significant portion of our revenue is derived from countries outside of the United States. As a result, our operations and our financial results, including our ability to design, develop, or sell products, may be adversely affected by a number of factors outside of our control, including:

•	global and local economic conditions,

•	the demand and cost of commodities, such as corn and oil,

•	the strength of the agricultural, engineering, and construction markets,

•
inadequate infrastructure and other disruptions, such as supply chain interruptions and large-scale outages or unreliable provision of services from utilities, transportation, data hosting, or telecommunications providers,

•	government restrictions on our operations in any country, or restrictions on our ability to repatriate earnings from a particular country,

•	differing employment practices and labor issues,

•
formal or informal imposition of new or revised export and/or import and doing-business regulations, including trade sanctions, tariffs, and import or export licensing requirements, which could be changed without notice,

•	ineffective legal protection of our IP rights in certain countries,

•	local business and cultural factors that differ from our normal standards and practices, and

•
increased uncertainty regarding social, political, immigration, and trade policies in the U.S. and abroad, such as recent U.S. government action and policies, and the continuing uncertainty regarding the United Kingdom's impending withdrawal from the European Union ("Brexit").

A significant trade disruption or the establishment or increase of any trade barrier in any area where we do business, including the Asia Pacific region, could increase the cost of our products, which could adversely impact the margin that we earn on sales; make our products more expensive for customers or create uncertainty around demand for certain types of products, which could make our products less competitive and reduce customer demand; or otherwise have a materially adverse impact on our future revenue and profits, our and our customers’ businesses, and our results of operations. In response to U.S. tariffs, other countries may adopt tariffs and other trade barriers that could limit our ability to competitively offer our products and services. Recently, the U.S. government imposed tariffs on certain products imported into the U.S. and the Chinese government imposed tariffs on certain products imported into China. Tariffs may be increased in the future. Given the current U.S. political climate and recent actions of the administration, there is significant uncertainty about the trade policies, treaties, government regulations and tariffs that could apply to trade between the U.S. and China, as well as other nations, in the future. In addition, if there is significant deterioration in the global economy, the economies of the countries or regions where our customers are located or do business, or the industries that we or our customers serve, the demand for our products and services would likely decrease and our results of operations, financial position and cash flows could be materially and adversely affected. Changes in economic conditions and political uncertainty surrounding international trade also make it difficult to make financial forecasts, which could cause us to miss our financial guidance and adversely affect our stock price.

We face risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, and laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, including the U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act, or other anti-corruption laws that have recently been the subject of a substantial increase in global enforcement. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions or conditions on the conduct of our business. Any such violations could include prohibitions or conditions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results.

We operate in many parts of the world that have experienced significant governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses, or other preferential treatment by making payments to government officials and others in positions of influence or through other methods that relevant law and regulations prohibit us from using. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various U.S. federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. For example, the European Union General Data Protection Regulation became effective in May 2018 and is wide-ranging in scope. In order to be compliant with the new EU requirements, we must continue to invest resources necessary to implement and manage policy changes across our business units and services relating to how we collect and use personal data relating to customers, employees, and vendors. Failure to comply may lead to sizable fines. In parallel, with the advent of the EU-U.S. Privacy Shield (the new framework agreement between the U.S. Department of Commerce and the European Commission for transferring personal data from the European Union to the United States) and other national requirements, we expect that the international transfer of personal data will present ongoing compliance challenges and complicate our business transactions. Countries outside the EU are considering or have passed legislation that requires local storage and processing of data, which could increase the cost and complexity of delivering our services.

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

Catastrophic events or geopolitical conditions could disrupt our operations. Acts of war, acts of terrorism or civil unrest, natural disasters and other catastrophic events, especially any events that impact our larger markets or GNSS signals or systems, could have a material adverse impact on our business, operating results, and financial condition. The threat of terrorism and war and heightened security and military activity in response to this threat, or any future acts of terrorism or hostilities, may involve a redeployment of the satellites used in GNSS or interruptions of the system. Civil unrest, local conflicts, or other political instability may adversely impact regional economies, cause work stoppages, or result in limitations on business transactions with the affected foreign jurisdictions. To the extent that such interruptions result in delays or the cancellation of orders, disruption of the manufacturing or shipment of our products, or reduced demand for our products, these interruptions could have a material adverse effect on our business, results of operations, and financial condition.

Engaging in international business inherently involves a number of other difficulties and risks.
These risks include:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems,

•	difficulties and costs of staffing and managing foreign operations,

•	differing local customer product preferences and requirements than our U.S. markets, and

•	difficulties protecting or procuring intellectual property rights.
These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

Investing in and integrating new acquisitions could be costly, place a significant strain on our management systems and resources, or may fail to deliver the expected return on investment, which could negatively impact our operating results
We typically acquire a number of businesses each year, and intend to continue to acquire other businesses. In the past year, two of our acquisitions, Viewpoint and e-Builder, were acquired for $1,211.3 million and $485.2 million respectively. Acquisitions entail numerous risks, including:

•	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration,

•	loss of key employees or customers of acquired operations,

•	difficulty of assimilating geographically dispersed operations and personnel of the acquired companies,

•	potential disruption of our business or the acquired business,

•	unanticipated expenses related to acquisitions,

•	unanticipated difficulties in conforming business practices, policies, procedures, internal controls, and financial records of acquisitions with our own business,

•	impairment of relationships with employees, customers, vendors, distributors or business partners of either an acquired company or our own business,

•	inability to accurately forecast the performance of recently acquired businesses, resulting in unforeseen adverse effects on our operating results,

•	potential liabilities, including liabilities resulting from known or unknown compliance or legal issues, associated with an acquired business, and

•	negative accounting impact to our results of operations because of purchase accounting treatment and the business or accounting practices of acquired companies.

Any such effects from acquisitions could be costly and place a significant strain on our management systems and resources.

As a result of acquisitions, we have significant assets that include goodwill and other purchased intangibles. The testing of goodwill and intangibles for impairment under established accounting guidelines requires significant use of judgment and assumptions. Changes in business conditions or in the prospects or results of operations of the acquired business could require negative adjustments to the valuation of these assets resulting in write-offs which adversely affect our results. If we divest a business and the proceeds are less than the net book value at the time, we would be forced to write off the difference. In addition, changes in the operating results or the valuation of companies in which we have investments may have a direct impact on our financial statements or could result in our having to write-down the value of such investment.

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

Our internal and customer-facing systems, and systems of third parties we rely upon, may be subject to cybersecurity breaches, disruptions or delays
A cybersecurity incident in our own systems or the systems of our third party providers may compromise the confidentiality, integrity, or availability of our own internal data, the availability of our products and websites designed to support our customers, or our customer data. Computer hackers, foreign governments or cyber terrorists may attempt to or succeed in penetrating our network security and our website. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third party providers, or other misconduct. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. We have experienced security breaches in the past, and despite our efforts to maintain the security and integrity of our systems, it is impossible to eliminate this risk. For example, in late 2015 and early 2016, we were the subject of an attack by hackers operating in China. This incident resulted in the theft of proprietary and confidential data related to our GPS technology but has not had a meaningful impact on our business. Because the techniques used by computer hackers who may attempt to penetrate and sabotage our network security or our website change frequently, they may take advantage of weaknesses in third party technology or standards of which we are unaware or that we do not control, and may not be recognized until long after they have been launched against a target. We may be unable to anticipate or counter these techniques. It is also possible that unauthorized access to customer data or confidential information may be obtained through inadequate use of security controls by customers, vendors, or business partners. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement, and maintain. Such efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and may limit the functionality of, or otherwise negatively impact our service offering and systems. A cybersecurity incident affecting our systems may also result in theft of our intellectual property, proprietary data or trade secrets, which would compromise our competitive position, reputation, and operating results. We also may be required to notify regulators about any actual or perceived personal data breach (including the EU Lead Data Protection Authority) as well as the individuals who are affected by the incident within strict time periods.

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

An increasing portion of our revenue comes from software as a service ("SaaS") solutions and other hosted services in which we store, retrieve, communicate, and manage data which is critical to our customers’ business systems. Disruption of our systems that support these services and solutions could cause disruptions in our customers’ systems and in the businesses that rely on these systems. Any such disruptions could harm our reputation, create liabilities to our customers, hurt demand for our services and solutions, and negatively impact our revenues and profitability.

We may not be able to enter into or maintain important alliances and distribution relationships
We believe that in certain business opportunities our success will depend on our ability to form and maintain alliances with industry participants, such as Caterpillar, Nikon, Hilti, and CNH Global. Our failure to form and maintain such alliances, or the preemption or disruption of such alliances by actions of competitors, will adversely affect our ability to sell our products to customers. Our relationships with substantial industry participants such as Caterpillar and CNH are complex and multifaceted, and are likely to evolve over time based upon the changing business needs and objectives of the parties. Since these strategic relationships contribute to significant ongoing business in certain of our important markets, changes in these relationships could adversely affect our sales and revenues. In addition, we utilize dealer networks, including those affiliated with some of our strategic allies such as Caterpillar and CNH, to market, sell, and service many of our products.
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

Disruption of dealer coverage within specific geographic or end-user markets could cause difficulties in marketing, selling, or servicing our products and have an adverse effect on our business, operating results, or financial condition. Moreover, dealers who carry products that compete with our products may focus their inventory purchases and sales efforts on goods provided by competitors due to industry demand or profitability. Such sourcing decisions can adversely impact our sales, financial condition, and results of operations.

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

Errors, viruses or bugs may be present in software or hardware that we acquire or license from third parties and incorporate into our products or in third party software or hardware that our customers use in conjunction with our products. Our customers’ proprietary software and network firewall protections may corrupt data from our products and create difficulties in implementing our solutions. Changes to third party software or hardware that our customers use in conjunction with our software could also render our applications inoperable. Any errors, defects or security vulnerabilities in our products or any defects in, or compatibility issues with, any third party hardware or software or customers’ network environments discovered after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, theft of trade secrets, data or intellectual property and increased service and warranty cost, any of which could adversely affect our business, financial condition, and results of operations.

Undiscovered vulnerabilities in our products alone or in combination with third party hardware or software could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases, or use competitive products.

If we are unable to effectively manage our increasingly diverse and complex businesses and operations, our ability to generate growth and revenue from new or existing customers may be adversely affected
Because our operations are geographically diverse and increasingly complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully manage and grow our business may be adversely affected. The size, complexity, and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:

•	maintaining continuity in our senior management and key personnel,

•	increasing the productivity of our existing employees,

•	attracting, retaining, training, and motivating our employees, particularly our technical and management personnel,

•	deploying our solutions using third-party information systems, which may require changes to our applications, documentation, and operational processes,

•	improving our operational, financial and management controls, and

•	improving our information reporting systems and procedures.

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

•	changes in market demand,

•	competitive market conditions,

•	the timing of recognizing revenues,

•	fluctuations in foreign currency exchange rates,

•	the cost and availability of components,

•	the mix of our customer base and sales channels,

•	the mix of products sold,

•	pricing of products,

•	changes in U.S. or foreign policies on taxes, trade, or spending, including the 2017 Tax Cuts and Jobs Act (the "Tax Act"), and

•	other risks, including those described below.
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
Due in part to the buying patterns of our customers, a significant portion of our quarterly revenue occurs from orders received and immediately shipped to customers in the last few weeks and days of each quarter, while our operating expense tends to remain fairly predictable. These patterns could harm our operating results if for any reason expected sales are deferred, orders are not received, or shipments are delayed a few days at the end of a quarter.
The price of our common stock could decline substantially in the event any of these risks result in our financial performance being below the expectations of public market analysts and investors, which are based on historical and predictive models that are not necessarily accurate representations of the future.

Changes in our software and subscription businesses may negatively affect our operations and financial results
An increasing portion of our revenue is generated through software maintenance and subscription revenue, which includes SaaS. Our customers have no obligation to renew their agreements for our software maintenance or subscription services after the expiration of their initial contract period, which typically ranges from one to five years. Our customer acquisition and renewal rates may decline or fluctuate as a result of a number of factors, including overall economic conditions, the health of their businesses, competitive offerings, and customer dissatisfaction with our services. If customers do not renew their contracts for our products, our maintenance and subscription revenue will decline and our financial results will suffer. Any reduction in the number of licenses that we sell, even if our customer acquisition rates do not change, will have a negative impact on our future maintenance revenue growth. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.

We continually re-evaluate our software licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition. We may implement different licensing models which require the Company to recognize licensing fees over a longer period. Over the last few years, we have increasingly offered additional products through a SaaS model. SaaS revenues are currently recognized ratably over the subscription period. Any significant increase in the percentage of our business generated from such a subscription model could increase the amount of revenue to be recognized over time as opposed to upfront, which would delay revenue recognition and have a negative impact on our operating results in a quarterly period. Due to these complexities, we may not be able to accurately forecast our revenue, which could cause us to miss our earnings estimates or revenue projections and negatively impact our stock price.

We face substantial competition in our markets which could decrease our revenue and growth rates or impair our operating results and financial condition
Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the effectiveness of our distribution channel and direct sales force, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GNSS, software, optical and laser suppliers, and competition may intensify from various larger U.S. and non-U.S. competitors and new market entrants, particularly from emerging markets such as China. Our products, which commonly use GNSS for basic location information, may be subject to competition from alternative location technologies such as simultaneous location and mapping technology. As we sell an increasing amount of software and subscription services, we face competition from a group of large well-established companies with whom we have not previously competed. Our integrated hardware and software products may be subject to increasing competition from mass market devices such as smartphones and tablets used in conjunction with relatively inexpensive applications, which have not been heavily used for commercial applications in the past. These developments may require us to rapidly adapt to technological and customer preference changes that we have not previously been exposed to, including those related to cloud computing, mobile devices and new computing platforms. Such competition has in the past resulted, and in the future may result, in price reductions, reduced margins or loss of market share, any of which could decrease our revenue and growth rates or impair our operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales, and other resources than we do.

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

We are subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted the Tax Act which had a significant impact on our effective tax rate for the fourth quarter of 2017. Although we completed the accounting for the tax effects of the Tax Act as of the fourth quarter of 2018, any additional forthcoming legislative guidance and accounting standards related to the Tax Act could adversely affect our future effective tax rates. The implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations, and financial condition.

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

On June 1, 2018, we filed a petition with the U.S. tax court relating to a Notice of Deficiency pertaining to our 2011 tax year. We are also currently in various stages of multiple year examinations by federal, state, and foreign taxing authorities, including a review of our 2012 tax year by the U.S. Internal Revenue Service, or IRS.   If the Tax Court,  IRS or the taxing authorities of any other jurisdiction were to successfully challenge a material tax position, we could become subject to higher taxes and our earnings would be adversely affected.

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

In May 2018, we entered into a new credit agreement (the “2018 Credit Facility”), with JPMorgan Chase Bank, N.A. and certain other institutional lenders that provides for $1.75 billion of unsecured credit facilities comprised of a $1.25 billion loan facility maturing May 2023 (the “Revolving Credit Facility”) and a $500.0 million delayed draw term loan facility that matures on the third anniversary of the funding date (the “Term Loan”). Subject to the terms of the 2018 Credit Facility, we may request an additional loan facility up to $500.0 million. We also have two $75.0 million and one €100.0 million Uncommitted Facilities, which are uncommitted and may be called by the lenders with very little notice. At the end of fiscal 2018, our total debt was comprised primarily of Senior Notes of $1,300.0 million, a term loan balance of $425.0 million under the 2018 Credit Facility and three revolving credit facilities of $255.9 million under the Uncommitted Facilities.

In April 2018, as a result of the announcement of the Viewpoint acquisition and our plans to incur additional indebtedness, Moody’s Investor Service, Inc. downgraded our ratings from Baa2 to Baa3 and, while our Standard & Poor’s ratings were stable, we received a negative outlook. Any downgrade by credit rating agencies could adversely affect our cost of borrowing, limit our access to the capital markets, or result in more restrictive covenants in future debt agreements.
Our outstanding indebtedness could have other important consequences, such as:

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

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. A significant portion of our outstanding debt has interest rates which float based on prevailing interest rates and we may incur additional variable-rate debt in the future. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates, and the supply of and demand for credit in the relevant interbanking market. In recent years, the Federal Reserve has incrementally raised the target range for the federal funds rate, with additional increases expected to come over the next year. If interest rates increase, our interest expense will also increase as would the costs of refinancing existing indebtedness or obtaining new debt.

Our ability to incur additional indebtedness over time may be limited due to applicable financial covenants and restrictions, and due to the risk that significantly increasing our level of indebtedness could impact the ratings assigned to our debt securities by rating organizations, which in turn would increase the interest rates and fees that we pay in connection with our indebtedness.

Some of our products rely on third party technologies including open source software, which could result in product incompatibilities or harm availability of our products and services
We license software, technologies, and intellectual property underlying some of our software from third parties. The third party licenses we rely upon may not continue to be available to us on commercially reasonable terms, or at all, and the software and technologies may not be appropriately supported, maintained, or enhanced by the licensors, resulting in development delays. Some software licenses are subject to annual renewals at the discretion of the licensors. In some cases, if we were to breach a provision of these license agreements, the licensor could terminate the agreement immediately. The loss of licenses to, or inability to support, maintain and enhance, any such third party software or technology could result in increased costs, or delays in software releases or updates, until such issues have been resolved. This could have a material adverse effect on our business, financial condition, results of operations, cash flows, and future prospects.

We also incorporate open source software into our products. Although we monitor our use of open source software, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to market or sell our products or to develop new products. In such event, we could be required to seek licenses from third-parties in order to continue offering our products, to disclose and offer royalty-free licenses in connection with our own source code, to re-engineer our products, or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business.

We are dependent on proprietary technology, which could result in litigation that could divert significant valuable resources
Our future success and competitive position is dependent upon our proprietary technology, and we rely on patent, trade secret, trademark, and copyright laws to protect our intellectual property. The patents owned or licensed by us may be invalidated, circumvented, infringed, or challenged. The rights granted under these patents may not provide competitive advantages to us. Any of our pending or future patent applications may not be issued within the scope of the claims sought by us, if at all.

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain our software or develop software with the same functionality or to obtain and use information that we regard as proprietary. Others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned by us. In addition, effective copyright, patent, and trade secret protection may be unavailable, limited, or not applied for in certain countries. The steps taken by us to protect our technology might not prevent the misappropriation of such technology.

The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. Third-parties may claim that we or our customers (some of whom are indemnified by us) are infringing their intellectual property rights. For example, individuals and groups may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from us or our customers. The number of these claims has increased in recent years. As new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to secure a license from such patent holders, redesign our products, or withdraw products from the market. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which could harm our results of operations and financial condition.

We are dependent on sole source and limited source manufacturers and suppliers for certain of our products and critical components and a disruption in our supply chain could adversely affect our margins, revenues, and operating results
We are dependent upon a limited number of contract manufacturers for the manufacture, testing, and assembly of certain products, including Flex Ltd. as our preferred manufacturing partner for many of our GNSS products, and specific suppliers for a number of our critical components.  Our current reliance on specific or a limited group of suppliers and contract manufacturers involves risks, including a potential inability to obtain an adequate supply of required products or components to meet customers’ delivery requirements, a risk that we may accumulate excess inventories if we inaccurately forecast demand for our products, reduced control over pricing and delivery schedules, discontinuation of or increased prices for certain components, and economic conditions which may adversely impact the viability of our suppliers and contract manufacturers. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices or labor stoppages, the imposition of regulations, quotas or embargoes on components, a scarcity of, or significant increase in the price of, required electronic components for our products, trade restrictions, tariffs or duties, fluctuations in currency exchange rates, transportation failures affecting the supply chain and shipment of materials and finished goods, third party interference in the integrity of the products sourced through the supply chain, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, military conflicts, geopolitical developments, war or terrorism and disruptions in utility and other services. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand as well as our operating results.

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

Many of our products rely on GNSS technology, GPS and other satellite systems, which may become degraded or inoperable and result in lost revenue
GNSS technology, GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible intentional disruption. Many of the GPS satellites currently in orbit were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 31 operational satellites in orbit, nine have been in operation for more than 15 years, and over half have been in use for more than 7.5 years. Repair of damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites below the 24-satellite standard established for GPS may impair the utility of the GPS system and the growth of current and additional market opportunities. In addition, software updates to GPS satellites and ground control segments, and infrequent known events such as GPS week number rollover, may adversely affect our products and customers. We depend on public access to open technical specifications in advance of system updates to mitigate these problems, which may not be available or complete.

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

We are subject to the impact of governmental and other certifications processes and regulations which could adversely affect our products and our business
We market many products that are subject to governmental regulations and certifications before they can be sold. The European Union increasingly regulates the use of our products on agriculture, construction, and other types of machinery. CE certification is required for GNSS receivers and data communications products, which must conform to the European harmonized GNSS receiver standard and the radio equipment directive, to be sold in the European community. Delays in publication of the European harmonized GNSS receiver standard could affect GNSS product access to European markets. In the future, U.S., European, or other governmental authorities may propose GPS receiver testing and certification for compliance with published GPS signal interface or other specifications. An inability to obtain any such certifications in a timely manner could have an adverse effect on our operating results. Governmental authorities may also propose other forms of GPS receiver performance standards, which may limit design alternatives, hamper product innovation, or impose additional costs. Some of our products that use integrated radio communication technology require product type certification and some products require an end-user to obtain licensing from the FCC for frequency-band usage. An inability or delay in obtaining such certifications or changes in applicable rules could adversely affect our ability to bring our products to market which could harm our customer relationships and therefore, our operating results. Compliance with evolving product regulations in our major markets could require that we redesign our products, cease selling products in certain markets, and increase our costs of product development. Failure to comply may result in fines and limitations on sales of our products.

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

Our corporate headquarters is located in Sunnyvale, California where we lease approximately 139 thousand square feet. We also currently own approximately 308 thousand square feet in Dayton, Ohio and 250 thousand square feet in Westminster, Colorado. These facilities are used by all operating segments. In addition, we own and lease a number of offices throughout the United States and various international locations primarily for sales, manufacturing and other functions; the largest properties include space in the following locations: Portland, Oregon in the United States and, internationally, Sweden, Finland, India, New Zealand, Germany, and Canada. For financial information regarding obligations under leases, see Note 8 to the Consolidated Financial Statements.

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
Company Stock Performance
Our common stock is traded on the NASDAQ under the symbol “TRMB.” The following graph compares the cumulative five-year total return provided shareholders on Trimble Inc. common stock relative to the cumulative total returns of the NASDAQ Composite Index and the S&P 500 Information Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2013, and its relative performance is tracked through December 31, 2018.
Stock Repurchase Program
In November 2018, our Board of Directors approved a stock repurchase program ("2017 Stock Repurchase Program"), authorizing us to repurchase up to $600.0 million of Trimble’s common stock. The share repurchase authorization does not have an expiration date and replaces the 2015 Stock Repurchase Program, which was completed. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements, and other factors. The program may be suspended, modified, or discontinued at any time without public notice.
During fiscal 2018, we repurchased approximately 2.4 million shares of common stock in open market purchases under the 2017 Stock Repurchase Programs, at an average price of $37.23 per share, for a total of $90.0 million. At the end of fiscal 2018, the 2017 Stock Repurchase Program had remaining authorized funds of $352.2 million.

The following table provides information relating to our common stock repurchase activity during the fourth quarter of 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program
September 29, 2018 - November 2, 2018	—		—	$—
November 3, 2018 - November 30, 2018	—		—	—
December 1, 2018 - December 28, 2018	1,149,276	$34.80	1,149,276	$352,157,589
	1,149,276		1,149,276

As of February 19, 2019, there were approximately 571 holders of record of our common stock.
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

Fiscal Years	2018	2017	2016	2015	2014
		*As Adjusted	*As Adjusted
(In millions, except per share data)
Revenue	$3,108.4	$2,646.5	$2,362.1	$2,290.4	$2,395.5
Gross margin	$1,681.0	$1,377.6	$1,234.5	$1,202.2	$1,290.8
Gross margin percentage	54.1%	52.1%	52.3%	52.5%	53.9%
Net income attributable to Trimble Inc.	$282.8	$118.4	$132.4	$121.1	$214.1
Net income	$283.3	$118.5	$132.2	$120.7	$213.9
Earnings per share
—Basic	$1.13	$0.47	$0.53	$0.47	$0.82
—Diluted	$1.12	$0.46	$0.52	$0.47	$0.81
Shares used in calculating basic earnings per share	250.0	252.1	250.5	255.8	260.1
Shares used in calculating diluted earnings per share	253.4	256.7	253.9	258.5	264.5

At the End of Fiscal Year	2018	2017	2016	2015	2014
		*As Adjusted	*As Adjusted
(In millions)
Total assets	$5,776.4	$4,316.3	$3,692.2	$3,680.7	$3,855.9
Long-term debt and other non-current liabilities	$1,862.5	$947.5	$603.4	$717.9	$766.8
* See Note 2 of the Notes to the Consolidated Financial Statements.

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
EXECUTIVE LEVEL OVERVIEW
Trimble Inc. is a leading provider of technology solutions that optimize the work processes of office and mobile field professionals around the world. Our comprehensive work process solutions are used across a range of industries including agriculture, architecture, civil engineering, construction, government, natural resources, transportation, and utilities. Representative Trimble customers include engineering and construction firms, contractors, surveying companies, farmers and agricultural companies, long haul trucking companies, energy, utility companies, and state, federal, and municipal governments.
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

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have over time redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D and acquisitions. We currently have over 1,200 unique patents. We intend to continue to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for opportunities where the opportunity for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

•
Increasing focus on software and services - Software and services targeted for the needs of vertical end markets are increasingly important elements of our solutions and are core to our growth strategy. Trimble generally has an open application programming interface philosophy and open vendor environment which leads to increased adoption of our software and analytics offerings. These software and services solutions integrate and optimize additional workflows for our customers, thereby improving their work productivity, and in the case of subscription, maintenance and support services, also provide us with enhanced business visibility over time. Professional services constitute an additional customer offering that helps our customers integrate and optimize the use of our offerings in their environment.

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 40 countries and distribution channels in over 100 countries. In 2018, over 50% of our sales were to customers located in countries outside of the U.S.

•
Optimized go-to-market strategies to best access our markets - We utilize vertically focused go-to-market strategies that leverage domain expertise to best serve the needs of individual markets domestically and abroad. These go-to-market capabilities include independent dealers, joint ventures, original equipment manufacturers ("OEM"), and distribution alliances with key partners, such as CNH Global, Caterpillar, and Nikon, as well as direct sales to end-users, that provide us with broad market reach and localization capabilities to effectively serve our markets.

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

During 2018, we acquired e-Builder and Viewpoint to expand our capabilities in construction software solutions. These acquisitions expanded and reinforced our value proposition in the construction software market, bringing enhanced capabilities and offerings in project and program management, extensive relationships with project owners, and an information backbone that enables real-time access to all the information needed to operate a construction enterprise. These additional capabilities are enabling us to strengthen our reach to contractors and owners, as we link detailed construction plans to the delivery and execution of construction projects. e-Builder and Viewpoint’s results of operations post-acquisition are reflected in our Buildings and Infrastructure segment.
Trimble’s focus on these growth drivers has led over time to growth in revenue and profitability as well as an increasingly diversified business model. Software and services growth is driving increased recurring revenue, leading to improved visibility in some of our businesses. As our solutions have expanded, our go to market model has also evolved, with a balanced mix between direct, distribution, and OEM customers, and an increasing number of enterprise level customer relationships.
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
Revenue Recognition
We adopted the requirements of the new revenue recognition standard starting in the first quarter of fiscal 2018, utilizing the full retrospective method of transition. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration that we expect to receive in exchange for those products or services. Revenue is generally recognized net of allowance for returns and any taxes collected from customers. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations; however, determining whether products or services are considered distinct performance obligations that should be accounted for separately versus together may sometimes require significant judgment.
Judgment is required to determine stand alone selling price ("SSP") for each distinct performance obligation. We use a range of amounts to estimate SSP when products and services are sold separately and determine whether there is a discount to be allocated based on the relative SSP of the various products and services. In instances where SSP is not directly observable, we determine SSP using information that may include market conditions and other observable inputs.
Income Taxes
We are a U.S. based multinational company operating in multiple U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual tax audit outcomes. Determining whether an uncertain tax position is effectively settled requires judgment. Changes in recognition or measurement of our uncertain tax positions would result in the recognition of a tax benefit or an additional charge to the tax provision.
Income taxes are accounted for under the liability method, whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if we believe it is more likely than not such assets will not be realized.
We are subject to the periodic examination of our domestic and foreign tax returns by the IRS, state, local, and foreign tax authorities who may challenge our tax positions. We regularly assess the likelihood of adverse outcomes from these examinations in determining the adequacy of our provision for income taxes.

Business Combinations and Valuation of Goodwill and Purchased Intangible Assets
We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquiree based on their fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed, and non-controlling interests in the acquiree is recorded as goodwill.
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
We evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. The annual goodwill impairment test is performed at the reporting unit level on the first day of the fourth fiscal quarter of each year. We utilize either a qualitative assessment or a quantitative test to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount. In performing the qualitative assessment, we consider events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. When we perform a quantitative test, the estimation of the fair value of a reporting unit involves the use of certain estimates and assumptions including expected future operating performance using risk-adjusted discount rates.
Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method. Changes in circumstances such as technological advances, changes to its business model, or changes in the capital strategy could result in the actual useful lives of intangible assets differing from initial estimates. If we determine that the useful life of an asset should be revised, the net book value in excess of the estimated residual value is depreciated over its revised remaining useful life. These assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable based on their future cash flows. The estimated future cash flows are primarily based upon assumptions about expected future operating performance. The assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the estimated undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value.
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

Fiscal Years	2018	2017	2016
		*As Adjusted	*As Adjusted
(In millions)
Revenues:
Product	$1,999.9	$1,763.8	$1,570.6
Service	588.7	475.4	436.7
Subscription	519.8	407.3	354.8
Total revenue	$3,108.4	$2,646.5	$2,362.1
Gross margin	1,681.0	1,377.6	1,234.5
Gross margin %	54.1%	52.1%	52.3%
Total consolidated operating income	320.7	235.7	180.4
Operating income as a % of revenue	10.3%	8.9%	7.6%
* See Note 2 of the Notes to the Consolidated Financial Statements.
Basis of Presentation
We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2018 was December 28, 2018. Fiscal 2018, 2017 and 2016 were all 52-week years.
Revenue
In fiscal 2018, total revenue increased by $461.9 million, or 17%, to $3.11 billion from $2.65 billion in fiscal 2017. Overall revenue increased due to organic growth across all segments and most major regions. Acquisitions, including e-Builder and Viewpoint, contributed to growth, particularly in service and subscription revenue. We consider acquisition growth to include acquisition revenue that was not applicable in the prior corresponding periods.
On a segment basis, the increase in fiscal 2018 was primarily due to solid growth across segments, including Buildings and Infrastructure, and to a lesser extent, Resources and Utilities, Transportation and Geospatial. Buildings and Infrastructure revenue increased $257.2 million, or 31%, Resources and Utilities revenue increased $86.1 million, or 18%, Transportation increased $74.8 million, or 11%, and Geospatial revenue increased $64.6 million, or 10%, as compared to fiscal 2017. Buildings and Infrastructure revenue increased due to the e-Builder and Viewpoint acquisitions, which were acquired in the first and third quarters, respectively, and organic growth. Resources and Utilities revenue increased primarily due to continued organic growth in agriculture markets, as well as the impact of the Müller-Elektronik ("Müller") acquisition, Geospatial revenue increased mainly due to surveying organic growth, and Transportation revenue increased due to increased organic subscription growth from new and existing transportation and logistics customers and to a lesser extent, product sales.
By revenue category, overall product revenue increased $236.1 million, or 13%, service revenue increased $113.3 million, or 24%, and subscription revenue increased $112.5 million, or 28%. Product revenue increased primarily due to organic growth in Buildings and Infrastructure due to building construction and civil engineering and construction product sales, in Geospatial due to surveying product sales, and in Resources and Utilities due to agriculture product sales. Transportation contributed to a lesser extent. Service and subscription revenue increases were primarily due to growth in Buildings and Infrastructure, including the impact of the Viewpoint and e-Builder acquisitions, and to a lesser extent, Transportation, and Resources and Utilities.
In fiscal 2017, total revenue increased by $284.4 million, or 12%, to $2.65 billion from $2.36 billion in fiscal 2016. Overall revenue increased primarily due to organic growth across all segments and major regions. To a lesser extent, acquisitions contributed to growth, particularly in product and service revenue.
On a segment basis, the increase in fiscal 2017 was primarily due to Transportation, Buildings and Infrastructure, Resources and Utilities, and to a lesser extent, Geospatial. Transportation increased $90.3 million or 15%, Buildings and Infrastructure revenue increased $87.7 million, or 12%, Resources and Utilities revenue increased $83.8 million, or 21%, and Geospatial revenue increased $22.8 million, or 4%, as compared to fiscal 2017. Transportation revenue increased due to continued organic growth in the transportation and logistics business. Buildings and Infrastructure revenue increased primarily due to strong organic growth in civil engineering and construction and building construction. Resources and Utilities revenue increased primarily due to acquisitions, in particular the impact of Müller acquisition, and continued organic growth in agriculture, correction services, and forestry. Geospatial revenue increased mainly due to strong geospatial and surveying organic growth.
By revenue category, overall product revenue increased $193.2 million, or 12%, service revenue increased $38.7 million, or 9%, and subscription revenue increased $52.5 million, or 15%. Product, service and subscription revenue increased primarily due to organic growth across all segments. To a lesser extent, acquisitions contributed to growth, particularly in product and service revenue.
During fiscal 2018, sales to customers in North America represented 53%, Europe represented 28%, Asia Pacific represented 13%, and the rest of world represented 6% of our total revenue. During fiscal 2017, sales to customers in North America represented 53%, Europe represented 26%, Asia Pacific represented 14%, and the rest of world represented 7% of our total revenue. During fiscal 2016, sales to customers in North America represented 54%, Europe represented 24%, Asia Pacific represented 15%, and the rest of world represented 7% of our total revenue. We anticipate that sales to international customers will continue to account for a significant portion of our revenue.
No single customer accounted for 10% or more of our total revenue in fiscal 2018, 2017 or 2016. No single customer accounted for 10% or more of our accounts receivable as of fiscal years ended 2018 and 2017.
Gross Margin
Our gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, new product start-up costs, and foreign currency translations.
In fiscal 2018, our gross margin increased by $303.4 million as compared to fiscal 2017, primarily due to increased revenue across all segments - Buildings and Infrastructure, Resources and Utilities, Transportation, and Geospatial. Gross margin as a percentage of total revenue was 54.1% in fiscal 2018 and 52.1% in fiscal 2017. The increase in gross margin percentage was primarily due to improved product mix across all segments, partially offset by increased intangibles amortization and the effects of acquired deferred revenue from the e-Builder and Viewpoint acquisitions that was written down to fair value in purchase accounting.
In fiscal 2017, our gross margin increased by $143.1 million as compared to fiscal 2016, primarily due to increased revenue across all segments - Buildings and Infrastructure, Resources and Utilities, Transportation and to a lesser extent, Geospatial. Gross margin as a percentage of total revenue was 52.1% in fiscal 2017 and 52.3% in fiscal 2016. The slight decrease in the gross margin percentage was primarily due to the impact of acquisitions, particularly Müller.
Operating Income
Operating income increased by $85.0 million for fiscal 2018 as compared to fiscal 2017. Operating income as a percentage of total revenue for fiscal 2018 was 10.3% as compared to 8.9% for fiscal 2017. The increase in operating income was attributable to segment revenue and gross margin expansion and operating expense control, partially offset by higher amortization of purchased intangible assets, acquisition costs associated with the Viewpoint and e-Builder acquisitions and expense related to the acceleration of e-Builder employee stock options in the first quarter.
Operating income increased by $55.3 million for fiscal 2017 as compared to fiscal 2016. Operating income as a percentage of total revenue for fiscal 2017 was 8.9% as compared to 7.6% for fiscal 2016. The increases in operating income and operating income percentage were attributable to revenue expansion and strong operating control in Buildings and Infrastructure, and to a lesser extent Transportation, Resources and Utilities, and Geospatial. Operating income was partially offset by higher corporate expense.

Research and Development, Sales and Marketing, and General and Administrative Expenses
The following table shows research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses in absolute dollars and as a percentage of total revenue for fiscal years 2018, 2017, and 2016 and should be read in conjunction with the narrative descriptions of those operating expenses below.

Fiscal Years	2018	2017	2016
		*As Adjusted	*As Adjusted
(In millions)
Research and development	$446.1	$370.2	$349.6
Percentage of revenue	14%	14%	15%
Sales and marketing	479.8	400.1	374.7
Percentage of revenue	15%	15%	16%
General and administrative	349.8	301.7	256.0
Percentage of revenue	11%	11%	11%
Total	$1,275.7	$1,072.0	$980.3
* See Note 2 of the Notes to the Consolidated Financial Statements.
Overall, R&D, sales and marketing, and G&A expenses increased by approximately $203.7 million in fiscal 2018 compared to fiscal 2017.
Research and development expense increased by $75.9 million, or 21%, in fiscal 2018, as compared to fiscal 2017. Overall, research and development spending was 14% of revenue in both fiscal 2018 and 2017. As compared to the prior year, the increase in fiscal 2018 was primarily due to the impact of acquisitions, primarily Viewpoint and e-Builder, not applicable in the prior corresponding periods, and to a lesser extent, an increase in compensation expense associated with increased headcount, particularly in Transportation.
Research and development expense increased by $20.6 million, or 6%, in fiscal 2017, as compared to fiscal 2016. Overall, research and development spending was 14% of revenue in fiscal 2017 compared to 15% in fiscal 2016. As compared to the prior year, the increase in fiscal 2017 research and development expense was primarily due to an increase in compensation expense associated with increased headcount, particularly in Resources and Utilities, and to a lesser extent, expense increase from fiscal 2017 business acquisitions, primarily Müller expenses not applicable in the prior corresponding periods.
We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.
Sales and marketing expense increased by $79.7 million, or 20%, in fiscal 2018, as compared to fiscal 2017. Overall, spending for sales and marketing was 15% of revenue in both fiscal 2018 and 2017. As compared to the prior year, the increase in fiscal 2018 was primarily due to the impact of acquisitions, primarily Viewpoint and e-Builder, not applicable in the prior corresponding periods, and to a lesser extent, increased sales compensation expense.
Sales and marketing expense increased by $25.4 million, or 7%, in fiscal 2017, as compared to fiscal 2016. Overall, spending for sales and marketing was 15% of revenue in fiscal 2017 compared to 16% in fiscal 2016. As compared to the prior year, the increase in fiscal 2017 was primarily due to an increase in compensation expense, and to a lesser extent, expense from fiscal 2017 business acquisitions, not applicable in the prior corresponding periods.
General and administrative expense increased by $48.1 million, or 16%, in fiscal 2018, as compared to fiscal 2017. Overall, general and administrative spending was 11% of revenue in both fiscal 2018 and 2017. As compared to the prior year, the increase in fiscal 2018 was primarily due to the impact of acquisitions, primarily Viewpoint and e-Builder, not applicable in the prior corresponding periods and increased stock-based compensation expense.
General and administrative expense increased by $45.7 million, or 18%, as compared to fiscal 2016. Overall, general and administrative spending was 11% of revenue in both fiscal 2017 and 2016. As compared to the prior year, the increase in fiscal 2017 was primarily due to an increase in compensation expense which included an increase in stock compensation expense, expense from fiscal 2017 business acquisitions, and to a lesser extent, and increase due to higher consulting costs mainly related to the ASC 606 implementation.

Amortization of Purchased Intangible Assets

Fiscal Years	2018	2017	2016
(In millions)
Cost of sales	$103.2	$85.8	$88.6
Operating expenses	76.4	63.0	62.2
Total	$179.6	$148.8	$150.8
Total amortization expense of purchased intangibles increased $30.8 million as compared to fiscal 2017. The increase was primarily due to amortization of new purchased intangibles related to Viewpoint, e-Builder and Stabiplan acquisitions, which were not applicable in the prior year. Total amortization expense of purchased intangibles decreased $2.0 million as compared to fiscal 2016. The decrease was primarily due to the expiration of amortization for prior acquisitions, partially offset by acquisitions not included in fiscal 2016. Overall, total amortization expenses of purchased intangibles represented 6% of revenue in fiscal 2018, 2017, and 2016.
Non-operating Income (Expense), Net
The following table shows non-operating income (expense), net for the periods indicated and should be read in conjunction with the narrative descriptions below:

Fiscal Years	2018	2017	2016
		*As Adjusted	*As Adjusted
(In millions)
Interest expense, net	$(73.2)	$(25.2)	$(25.9)
Foreign currency transaction gain (loss), net	0.5	3.3	(1.9)
Income from equity method investments, net	28.7	29.5	17.6
Other income, net	1.3	4.9	5.9
Total non-operating income (expense), net	$(42.7)	$12.5	$(4.3)
* See Note 2 of the Notes to the Consolidated Financial Statements.
Total non-operating income (expense), net decreased by $55.2 million during fiscal 2018 compared with fiscal 2017. The decrease was primarily due to higher interest costs associated with increased debt and related costs in connection with fiscal 2018 acquisitions.
Total non-operating income (expense), net increased by $16.8 million during fiscal 2017 compared with fiscal 2016. The increase was primarily due to an increase in joint venture profitability and, to a lesser extent, the favorable impact from foreign currency exchange.
Income Tax Provision

The Tax Act, which reduced U.S. federal tax rate from 35% to 21%, imposed a one-time transition tax on accumulated foreign earnings and created new taxes on certain foreign-sourced earnings (referred to as “GILTI”). We recorded reasonable estimates as provisional amounts arising from the Tax Act during the previous quarters including a provisional net income tax expense of $80.2 million recorded in the fourth quarter of 2017. In the fourth quarter of 2018, we completed the accounting for the tax effects of the Tax Act and made immaterial adjustments to the provisional amounts recorded previously. Additionally, in the fourth quarter of fiscal 2018, we finalized our accounting policy election to recognize deferred taxes in relation to GILTI.

Our effective income tax rates for fiscal 2018, 2017 and 2016 were -2%, 52% and 25%, respectively. The fiscal 2018 rate was lower than the U.S. federal statutory rate of 21%, primarily due to benefits from reserve release due to expiration of the U.S. federal statute of limitations for certain tax years, a one-time benefit from deferred taxes in relation to GILTI, and benefits from stock based compensation. The fiscal 2017 rate was higher than the U.S. federal statutory rate of 35% primarily due to the impact of the Tax Act, partially offset by the geographic mix of pretax income, the U.S. federal R&D credit, and stock-based compensation tax benefits. The fiscal 2016 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographic mix of pre-tax income, a divestiture of a non-strategic business, and the U.S. federal R&D credit.

Results by Segment
We report our financial performance, including revenues and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation.
Our Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of our reportable operating segments under our management reporting system. These results are not necessarily in conformance with U.S. GAAP. Beginning with the third quarter of fiscal 2018, we presented segment revenue and income excluding the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting. Segment income also excludes the effects of certain acquired capitalized commissions that were eliminated in purchase accounting, along with other adjustments that have historically been excluded in prior periods, as though the acquired companies operated independently in the periods presented. This presentation is consistent with the way the chief operating decision maker evaluates each segment's performance and allocates resources. Comparative period financial information by reportable segment has been recast to conform with the current presentation.
For additional discussion of our segments, see Note 6 of the Notes to the Consolidated Financial Statements.
The following table is a breakdown of revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below:

Fiscal Years	2018	2017	2016
		*As Adjusted	*As Adjusted
(In millions)
Buildings and Infrastructure
Segment revenue	$1,087.7	$830.5	$742.8
Segment revenue as a percent of total segment revenue	35%	31%	31%
Segment operating income	$256.7	$176.2	$132.7
Segment operating income as a percent of segment revenue	24%	21%	18%
Geospatial
Segment revenue	$723.1	$658.5	$635.7
Segment revenue as a percent of total segment revenue	23%	25%	27%
Segment operating income	$166.4	$129.4	$120.6
Segment operating income as a percent of segment revenue	23%	20%	19%
Resources and Utilities
Segment revenue	$568.1	$482.0	$398.2
Segment revenue as a percent of total segment revenue	18%	18%	17%
Segment operating income	$168.2	$137.9	$119.3
Segment operating income as a percent of segment revenue	30%	29%	30%
Transportation
Segment revenue	$753.1	$678.3	$588.0
Segment revenue as a percent of total segment revenue	24%	26%	25%
Segment operating income	$143.3	$114.8	$103.8
Segment operating income as a percent of segment revenue	19%	17%	18%
* See Note 2 of the Notes to the Consolidated Financial Statements.

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

Fiscal Years	2018	2017	2016
		*As Adjusted	*As Adjusted
(In millions)
Consolidated segment operating income	$734.6	$558.3	$476.4
Unallocated corporate expense	(90.7)	(86.8)	(70.5)
Acquired deferred revenue adjustment	(23.6)	(2.8)	(2.6)
Restructuring charges	(8.7)	(10.5)	(13.3)
Amortization of purchased intangible assets	(179.6)	(148.8)	(150.8)
Stock-based compensation	(76.9)	(64.8)	(52.6)
Amortization of acquisition-related inventory step-up	(0.2)	(2.8)	—
Acquisition and divestiture items	(38.9)	(7.4)	(6.8)
Executive transition costs	—	—	(1.0)
Amortization of acquired capitalized commissions	4.7	1.3	1.6
Consolidated operating income	320.7	235.7	180.4
Non-operating income (expense), net	(42.7)	12.5	(4.3)
Consolidated income before taxes	$278.0	$248.2	$176.1
* See Note 2 of the Notes to the Consolidated Financial Statements.
Buildings and Infrastructure
Buildings and Infrastructure revenue increased by $257.2 million, or 31%, while segment operating income increased by $80.5 million, or 46%, for fiscal 2018 as compared to fiscal 2017. Building construction experienced strong organic growth throughout the year across most markets and regions. Civil engineering and construction, which introduced new products such as Earthworks and SiteWorks, contributed to growth. In the fourth quarter this product family was impacted by lower government demand. In addition to organic growth, the e-Builder and Viewpoint acquisitions, which were acquired in the first and third quarters, respectively, contributed to growth, particularly in service and subscription revenue. Segment operating income increased due to increased revenue and gross margin expansion due to product mix.
Buildings and Infrastructure revenue increased by $87.7 million, or 12%, while segment operating income increased by $43.5 million, or 33%, for fiscal 2017 as compared to fiscal 2016. The revenue increase was primarily due to organic growth in building construction and civil engineering and construction due to continued strength in construction markets throughout the year. Buildings and Infrastructure experienced strong growth in markets such as North America, Europe, and Asia Pacific, particularly in Japan and Australia. Segment operating income increased primarily due to revenue expansion and operating expense control across the segment.
Geospatial
Geospatial revenue increased by $64.6 million, or 10%, while segment operating income increased by $37.0 million, or 29%, for fiscal year 2018 as compared to fiscal 2017. The revenue increase was primarily due to organic growth for optical and GNSS survey products, across most major regions, with North America and Europe particularly strong. New products, end market diversification, and stronger regional economies, and to a lesser extent, autonomy products, contributed to the growth. Segment operating income increased primarily due to increased revenue and gross margin expansion due to the sale of higher margin products and operating expense control.
Geospatial revenue increased by $22.8 million, or 4%, while segment operating income increased by $8.8 million, or 7%, for fiscal year 2017 as compared to fiscal 2016. The revenue increase was primarily due to geospatial organic growth for optical and Global Navigation Satellite Systems products, including the new SX 10, our scanning total station, and end market diversification. Geospatial experienced growth, with Europe particularly strong. Segment operating income increased primarily due to revenue and gross margin expansion, partially offset by higher operating expense.
Resources and Utilities
Resources and Utilities revenue increased by $86.1 million, or 18%, while segment operating income increased by $30.3 million, or 22%, for fiscal year 2018 as compared to fiscal 2017. The revenue increase was primarily due to continued growth in agriculture, including the impact of the Müller acquisition, which was acquired in the third quarter of fiscal 2017. Growth in Europe was up due to the Müller acquisition and to a lesser extent, agriculture organic growth. Growth in North America was up due to organic growth. Demand in Asia Pacific was weaker for agricultural products due to droughts in Australia. Resources and Utilities revenue declined slightly, for the fourth quarter of 2018 as compared to the fourth quarter of 2017 as a result of uncertainty surrounding demand for agricultural products arising from the U.S.-Chinese trade dispute, which may also impact the first half of fiscal 2019. Segment operating income increased due to increased revenue, gross margin expansion due to product mix and operating expense control.
Resources and Utilities revenue increased by $83.8 million, or 21%, while segment operating income increased by $18.6 million, or 16%, for fiscal year 2017 as compared to fiscal 2016. The revenue increase was due to acquisitions, including the impact of the Müller acquisition, and continued organic growth in agriculture and correction services. Agriculture continued to experience growth in North America in our aftermarket and OEM sales. Europe and Brazil were also up and continued to reflect penetration-related growth opportunities. Growth in Europe was also impacted positively by the Müller acquisition. Segment operating income increased due to increased revenue, partially impacted by lower operating margin acquisitions, including Müller.
Transportation
Transportation revenue increased by $74.8 million, or 11%, and segment operating income increased by $28.5 million, or 25%, for fiscal 2018 as compared to fiscal 2017. Revenue increased primarily due to continued organic subscription growth from new and existing transportation and logistics customers and to a lesser extent, product sales, including enterprise software licenses and hardware. Segment operating income and operating income percentage increased primarily due to revenue and gross margin expansion, due to higher margin subscription revenue, partially offset by selected research and development investments.
Transportation revenue increased by $90.3 million, or 15%, and segment operating income increased by $11.0 million, or 11%, for fiscal 2017 as compared to fiscal 2016. Revenue increased primarily due to continued organic growth in the transportation and logistics business, particularly in North America due to the Electronic Logging Device ("ELD") government mandate. The continued technology deployment due to the ELD mandate as well as routing and navigation management products resulted in continued SaaS subscription revenue growth. Segment operating income increased due to revenue expansion in the transportation and logistics business, partially offset by selected growth related investments.

OFF-BALANCE SHEET ARRANGEMENTS
Other than operating leases, inventory purchases, and other commitments incurred in the normal course of business (see Contractual Obligations table below), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in, or relationship with, any special purpose entities.
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
It is not possible to determine the maximum potential exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not been material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets at the end of fiscal 2018 and 2017.

LIQUIDITY AND CAPITAL RESOURCES

At the End of Fiscal Year	2018	2017	2016
		*As Adjusted	*As Adjusted
(In millions)
Cash and cash equivalents and short-term investments	$172.5	$537.4	$327.2
As a percentage of total assets	3.0%	12.5%	8.9%
Principal balance of outstanding debt	$1,981.9	$918.2	$624.8
Fiscal Years	2018	2017	2016
		*As Adjusted	*As Adjusted
(In millions)
Cash provided by operating activities	$486.7	$429.7	$431.1
Cash used in investing activities	(1,649.6)	(371.2)	(146.9)
Cash provided by (used in) financing activities	989.4	66.5	(177.3)
Effect of exchange rate changes on cash and cash equivalents	(12.5)	17.4	(6.8)
Net increase (decrease) in cash and cash equivalents	$(186.0)	$142.4	$100.1
* See Note 2 of the Notes to the Consolidated Financial Statements.
Cash and Cash Equivalents and Short-Term Investments

At the end of fiscal 2018, cash and cash equivalents and short-term investments totaled $172.5 million compared to $537.4 million at the end of fiscal 2017. We had a principal balance of outstanding debt of $1,981.9 million at the end of fiscal 2018 compared to $918.2 million at the end of fiscal 2017. As a result of the Tax Act, we can repatriate our foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences other than the transition tax and GILTI. We have reinvested a large portion of our undistributed foreign earnings in acquisitions and other investments and we intend to bring back a portion of foreign cash which was subject to the transition tax and GILTI. During fiscal 2018, we repatriated $609.3 million of our foreign earnings to the U.S as a result of the Tax Act. For further information on income taxes, refer to Note 13 to the Consolidated Financial Statements.
Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital. Our cash, cash equivalents, and short-term investments are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions considered to be of reputable credit and to present little credit risk. Our investment policy requires the portfolio to include only securities with high credit quality and a weighted average maturity not to exceed six months, with the main objective of preserving capital and maintaining liquidity. We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short-term investments based on their nature and their availability for use in current operations. We believe that our cash and cash equivalents, short-term investments and borrowings, as described below under the heading "Debt", will be sufficient to meet our anticipated operating cash needs, debt service, stock repurchases under the stock repurchase program, and planned capital expenditures.
Operating Activities
Cash provided by operating activities was $486.7 million for fiscal 2018, as compared to $429.7 million for fiscal 2017. The increase of $57.0 million was primarily driven by an increase in net income, net of non-cash items, and an increase in deferred revenue associated with revenue growth, partially offset by a decrease in other liabilities for income taxes paid.
Cash provided by operating activities was $429.7 million for fiscal 2017, as compared to $431.1 million for fiscal 2016. The decrease of $1.4 million was primarily driven by an increase in inventory requirements and accounts receivable, associated with revenue growth, largely offset by an increase in other liabilities for income taxes accrued due to the impact of the Tax Act.
Investing Activities
Cash used in investing activities was $1,649.6 million for fiscal 2018, as compared to $371.2 million for fiscal 2017. The increase of $1,278.4 million used in investing activities of was primarily due to increased spending for business acquisitions, including the $1,211.3 million purchase of Viewpoint and $485.2 million purchase of e-Builder, partially offset by proceeds from the sale of short-term investments.

Cash used in investing activities was $371.2 million for fiscal 2017, as compared to $146.9 million for fiscal 2016. The increase of $224.3 million used in investing activities was primarily due to increased spending for business acquisitions and purchases of short-term investments, partially offset by proceeds from maturities and sales of short-term investments and proceeds from sales of businesses.
Financing Activities
Cash provided by financing activities was $989.4 million for fiscal 2018, as compared to $66.5 million during fiscal 2017. The increase of cash provided by financing activities of $922.9 million was primarily driven by the net proceeds from our debt facilities and our senior notes offering.
Cash provided by financing activities was $66.5 million for fiscal 2017, as compared to cash used of $177.3 million during fiscal 2016. The increase of cash provided by financing activities of $243.8 million was primarily driven by an increase in debt proceeds, net of repayments, partially offset by stock repurchases.
Accounts Receivable and Inventory Metrics

At the End of Fiscal Year	2018	2017
		*As Adjusted
Accounts receivable days sales outstanding	59	56
Inventory turns per year	4.9	5.4
* See Note 2 of the Notes to the Consolidated Financial Statements.
Accounts receivable days sales outstanding were at 59 days at the end of fiscal 2018, as compared to 56 days at the end of fiscal 2017. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the fourth fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 4.9 at the end of fiscal 2018, as compared to 5.4 at the end of fiscal 2017. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
Debt
Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we were in compliance with at the end of fiscal 2018.
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

The 2023 Senior Notes, the 2028 Senior Notes and the 2024 Senior Notes are collectively referred to herein as the “Senior Notes.” We may redeem the notes of each series of Senior Notes at its option in whole or in part at any time, in accordance with the terms and conditions set forth in the indenture governing such series. Such indenture also contains covenants limiting our ability to create certain liens, enter into sale and lease-back transactions and consolidate or merge with or into, or convey, transfer or lease all, or substantially all of our properties and assets, each subject to certain exceptions.

The Senior Notes are classified as long-term debt in the Consolidated Balance Sheets.

Credit facilities:
Bridge Facility
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
2018 Credit Facility
In May 2018, we entered into a new credit agreement (the “2018 Credit Facility”), with JPMorgan Chase Bank, N.A. and certain other institutional lenders that provides for $1.75 billion of unsecured credit facilities comprised of a $1.25 billion revolving loan facility maturing May 2023 (the “Revolving Credit Facility”) and a $500.0 million delayed draw term loan facility that matures on the third anniversary of the funding date (the “Term Loan”). Subject to the terms of the 2018 Credit Facility, we may request an additional loan facility up to $500.0 million. At the end of fiscal 2018, $425.0 million was outstanding under the Term Loan and no amounts were outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are available for working capital and general corporate purposes, including permitted acquisitions.

The 2018 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict us and our subsidiaries’ ability to create liens and enter into sale and leaseback transactions and that restrict its subsidiaries’ ability to incur indebtedness. Further, the 2018 Credit Facility contains financial covenants that require us to maintain a minimum interest coverage of not less than 3.50 to 1.00 and a maximum leverage ratio of not greater than 3.50:1.00 (or 4.25:1.00 for the four fiscal quarters beginning in the third quarter of fiscal 2018 and 3.75:1.00 for the subsequent two fiscal quarter or for four fiscal quarters in connection with certain material acquisitions).
Uncommitted Facilities
We also have two $75.0 million and one €100.0 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities") at the end of fiscal 2018. The $255.9 million outstanding under the Uncommitted Facilities at the end of fiscal 2018 and $128.0 million outstanding at the end of fiscal 2017 are classified as short-term debt in the Consolidated Balance Sheet. The weighted average interest rate was 2.16% and 2.24% at the end of fiscal 2018 and 2017, respectively.
Promissory Notes and Other Debt
At the end of fiscal 2018 and 2017, we had promissory notes and other notes payable totaling approximately $1.0 million and $1.2 million, respectively, of which $0.7 million and $0.8 million, respectively, was classified as long-term in the Consolidated Balance Sheet.
For additional discussion of our debt, see Note 7 of the Notes to Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at the end of fiscal 2018:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In millions)
Principal payments on debt (1)	$1,981.9	$256.2	$425.7	$300.0	$1,000.0
Interest payments on debt (2)	494.0	82.1	146.7	115.5	149.7
Operating leases obligations	167.1	42.7	58.4	39.1	26.9
Other purchase obligations and commitments (3)	274.6	243.2	29.0	1.6	0.8
Income taxes payable (4)	86.9	7.6	15.1	21.7	42.5
Total	$3,004.5	$631.8	$674.9	$477.9	$1,219.9

(1)	Amount represents principal payments over the life of the debt obligations. (See Note 7 to the Consolidated Financial Statements for further financial information regarding debt.)

(2)
Amount represents the expected interest payments relating to our debt. On November 24, 2014, we issued $400.0 million of 4.75% Senior Notes due December 1, 2024. On June 15, 2018, we issued $300.0 million of 4.15% Senior Notes due June 15, 2023 and $600.0 million of 4.90% Senior Notes due June 15, 2028. The interest on our Senior Notes are payable semi-annually. Interest on our Term Loan and Uncommitted Facilities was estimated to be 3.89% and 2.16% per annum, respectively, based upon recent trends and is payable at least quarterly.

(3)
Other purchase obligations and commitments primarily represent open non-cancelable purchase orders for material purchases with our vendors, and also include estimated payments due for acquisition related earn-outs. Purchase obligations exclude agreements that are cancelable without penalty.

(4)
Income taxes payable represents a one-time transition tax liability related to known amounts of cash taxes payable in future years as a result of the Tax Act. For further information, see Note 13 to the Consolidated Financial Statements.

Excluded from the table above are unrecognized tax benefits of $65.8 million included in Other non-current liabilities, including interest and penalties. At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability, and therefore, such amounts are not included in the contractual obligations table above.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements is disclosed in Note 2 of our accompanying Notes to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
Non-GAAP gross margin
We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions and manufacturing costs influence our business. Non-GAAP gross margin excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up and acquisition/divestiture items from GAAP gross margin. We believe that these adjustments offer investors additional information that may be useful to view trends in our gross margin performance.

Non-GAAP operating expenses

We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring charges, amortization of purchased intangible assets, stock-based compensation, acquisition/divestiture items associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration and other costs including the acceleration of acquisition stock options, as well as adjustment to the fair value of earn-out liabilities, executive transition costs, and the effects of certain acquired capitalized commissions that were eliminated in purchase accounting from GAAP operating expenses. We believe that these adjustments offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin and spending. Non-GAAP operating income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, and executive transition costs from GAAP operating income. We believe that these adjustments offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.

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

Non-GAAP net income
This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, executive transition costs, debt issuance costs and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these adjustments and from an alternative view of our net income performance compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, executive transition costs, debt issuance costs and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these adjustments offer investors a useful view of our diluted net income per share compared to our past diluted net income per share.
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
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our ""core operating performance"" as a means of evaluating our performance in the ordinary, ongoing and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, executive transition costs, debt issuance costs and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items ( A ) - ( N ) below.

		Fiscal Years
		2018		2017		2016
				* As Adjusted		* As Adjusted
(In millions, except per share data)		Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue
REVENUE:
GAAP revenue:		$3,108.4		$2,646.5		$2,362.1
Acquired deferred revenue adjustment	( A )	23.6		2.8		2.6
Non-GAAP Revenue:		$3,132.0		$2,649.3		$2,364.7
GROSS MARGIN:
GAAP gross margin:		$1,681.0	54.1%	$1,377.6	52.1%	$1,234.5	52.3%
Acquired deferred revenue adjustment	( A )	23.6		2.8		2.6
Restructuring charges	( B )	0.5		3.6		1.7
Amortization of purchased intangible assets	( C )	103.2		85.8		88.6
Stock-based compensation	( D )	4.5		3.9		3.8
Amortization of acquisition-related inventory step-up	( E )	0.2		2.8		—
Acquisition / divestiture items	( F )	2.0		—		—
Non-GAAP gross margin:		$1,815.0	58.0%	$1,476.5	55.7%	$1,331.2	56.3%
OPERATING EXPENSES:
GAAP operating expenses:		$1,360.3	43.8%	$1,141.9	43.1%	$1,054.1	44.6%

Restructuring charges	( B )	(8.2)		(6.9)		(11.6)
Amortization of purchased intangible assets	( C )	(76.4)		(63.0)		(62.2)
Stock-based compensation	( D )	(72.4)		(60.9)		(48.8)
Acquisition / divestiture items	( F )	(36.9)		(7.4)		(6.8)
Executive transition costs	( G )	—		—		(1.0)
Amortization of acquired capitalized commissions	( H )	4.7		1.3		1.6
Non-GAAP operating expenses:		$1,171.1	37.4%	$1,005.0	37.9%	$925.3	39.1%
OPERATING INCOME:
GAAP operating income:		$320.7	10.3%	$235.7	8.9%	$180.4	7.6%
Acquired deferred revenue adjustment	( A )	23.6		2.8		2.6
Restructuring charges	( B )	8.7		10.5		13.3
Amortization of purchased intangible assets	( C )	179.6		148.8		150.8
Stock-based compensation	( D )	76.9		64.8		52.6
Amortization of acquisition-related inventory step-up	( E )	0.2		2.8		—
Acquisition / divestiture items	( F )	38.9		7.4		6.8
Executive transition costs	( G )	—		—		1.0
Amortization of acquired capitalized commissions	( H )	(4.7)		(1.3)		(1.6)
Non-GAAP operating income:		$643.9	20.6%	$471.5	17.8%	$405.9	17.2%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$(42.7)		$12.5		$(4.3)
Acquisition / divestiture items	( F )	(0.3)		(0.3)		(3.5)
Debt issuance costs	( I )	6.7		—		—
Non-GAAP non-operating income (expense), net:		$(36.3)		$12.2		$(7.8)

			GAAP and Non-GAAP Tax Rate % (N)		GAAP and Non-GAAP Tax Rate % (N)		GAAP and Non-GAAP Tax Rate % (N)
INCOME TAX PROVISION (BENEFIT):
GAAP income tax provision (benefit):		$(5.3)	(2)%	$129.7	52%	$43.9	25%
Non-GAAP items tax effected:	( J )	47.8		46.9		55.5
Difference in GAAP and Non-GAAP tax	( K )	27.3		14.8		(3.8)
Tax reform impacts	( L )	21.3		(80.2)		—
Reserve release upon statute of limitations expiration	( M )	$24.3		—		$—
Non-GAAP income tax provision:		$115.4	19%	$111.2	23%	$95.6	24%
NET INCOME:
GAAP net income attributable to Trimble Inc.		$282.8		$118.4		$132.4
Acquired deferred revenue adjustment	( A )	23.6		2.8		2.6
Restructuring charges	( B )	8.7		10.5		13.3
Amortization of purchased intangible assets	( C )	179.6		148.8		150.8
Stock-based compensation	( D )	76.9		64.8		52.6
Amortization of acquisition-related inventory step-up	( E )	0.2		2.8		—
Acquisition / divestiture items	( F )	38.6		7.1		3.3
Executive transition costs	( G )	—		—		1.0
Amortization of acquired capitalized commissions	( H )	(4.7)		(1.3)		(1.6)
Debt issuance costs	( I )	6.7		—		—

Non-GAAP tax adjustments	( J ) - ( M )	(120.7)	18.5	(51.7)
Non-GAAP net income attributable to Trimble Inc.		$491.7	$372.4	$302.7
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.		$1.12	$0.46	$0.52
Acquired deferred revenue adjustment	( A )	0.09	0.01	0.01
Restructuring charges	( B )	0.04	0.04	0.06
Amortization of purchased intangible assets	( C )	0.71	0.58	0.59
Stock-based compensation	( D )	0.30	0.25	0.20
Amortization of acquisition-related inventory step-up	( E )	—	0.01	—
Acquisition / divestiture items	( F )	0.15	0.03	0.01
Executive transition costs	( G )	—	—	—
Amortization of acquired capitalized commissions	( H )	(0.02)	—	(0.01)
Debt issuance costs	( I )	0.03	—	—
Non-GAAP tax adjustments	( J ) - ( M )	(0.48)	0.07	(0.19)
Non-GAAP diluted net income per share attributable to Trimble Inc.		$1.94	$1.45	$1.19
ADJUSTED EBITDA:
Non-GAAP operating income:		$643.9	$471.5	$405.9
Depreciation expense		35.6	34.6	37.0
Income from equity method investments, net		28.7	29.5	17.6
Adjusted EBITDA		$708.2	$535.6	$460.5
* See Note 2 of the Notes to the Consolidated Financial Statements for a summary of adjustments

(A)
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

(B)
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

(C)
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

(D)
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For fiscal years 2018, 2017 and 2016, stock-based compensation was allocated as follows:

	Fiscal Years
(In millions)	2018	2017	2016
Cost of sales	$4.5	$3.9	$3.8
Research and development	15.0	10.4	9.1
Sales and Marketing	10.0	9.3	8.3
General and administrative	47.4	41.2	31.4
Total stock-based compensation expense	$76.9	$64.8	$52.6

(E)
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

(F)
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

(G)
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

(I)
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

(J)
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items ( A ) - ( I ) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

(K)
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

(L)
Tax reform impacts. This amount represents the provision for income taxes recorded as a result of the Tax Act enacted in December 22, 2017. For fiscal 2018, this amount primarily represents a one-time tax benefit from the policy election to establish deferred taxes in relation to GILTI as created by the Tax Act. For fiscal 2017, the provision primarily includes a one-time transition tax on accumulated foreign earnings and related adjustments to deferred taxes and reserves, and revaluation of deferred taxes due to the reduction of U.S. income tax rate. We are required to recognize the effect of the tax law changes in the period of enactment. We excluded this item as it is a non-recurring expense. We believe that investors benefit from excluding this item from our non-GAAP income tax provision because it allows for period-over-period comparability.

(M)
Reserve release upon statute of limitations expiration. This amount represents a one-time benefit totaling $24.3 million in fiscal 2018 resulting from a reserve release due to the expiration of year 2010, 2013, and 2014 statute of limitations.  We excluded this because it is non-recurring and is not indicative of our core operating performance.

(N)
GAAP and non-GAAP tax rate percentages. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.

Non-GAAP Operating Income
Non-GAAP operating income increased by $172.4 million for fiscal 2018 as compared to fiscal 2017, and increased by $65.6 million for fiscal 2017 as compared to fiscal 2016. Non-GAAP operating income as a percentage of total revenue was 20.6%, 17.8%, and 17.2% for fiscal years 2018, 2017, and 2016, respectively.
The Non-GAAP operating income and Non-GAAP operating income percentage for fiscal 2018 increased primarily due to revenue and operating income expansion across all segments.

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
Due to the nature of our cash equivalents and short-term investments that they are readily convertible to cash, we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.
We are exposed to market risk due to the possibility of changing interest rates under our credit facilities. Our 2018 Credit Facility is comprised of a five-year revolving loan facility with a maturity date of May 2023 and a three-year term loan facility with a maturity date of May 2021. We also have three unsecured uncommitted revolving credit facilities that are callable by the bank at any time. We may borrow funds under the 2018 Credit Facility in U.S. Dollars in the case of the Term Loan and U.S. Dollars, Euros or in certain other agreed currencies in the case of the Revolving Credit Facility as described under Note 7 of Notes to the Consolidated Financial Statements.
At the end of fiscal 2018, we had outstanding a term loan facility of $425.0 million under the 2018 Credit Facility and three revolving credit facilities of $255.9 million under the Uncommitted Facilities. A hypothetical 10% increase in our borrowing rates at the end of fiscal 2018 could result in approximately $1.6 million annual increase in interest expense on these existing principal balances.
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
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support, and research and development, are denominated in foreign currencies, primarily the Euro.
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In fiscal 2018, revenue and operating income were favorably impacted by foreign currency exchange rates by $23.5 million and $11.8 million, respectively.

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, certain trade and inter-company receivables and payables, primarily denominated in Euros, British pound, New Zealand dollars, Australian dollars, Brazilian Real and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding at the end of fiscal 2018 and 2017 are summarized as follows:

	At the End of Fiscal 2018		At the End of Fiscal 2017
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(65.8)	$—	$(54.3)	$(0.1)
Sold	$144.2	$0.4	$217.8	$0.5

TRIMBLE INC.

Item 8.	Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS

At the End of Fiscal Year	2018	2017
		*As Adjusted
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$172.5	$358.5
Short-term investments	—	178.9
Accounts receivable, net	512.6	427.7
Other receivables	33.2	42.8
Inventories	298.0	264.6
Other current assets	72.8	39.2
Total current assets	1,089.1	1,311.7
Property and equipment, net	212.9	174.0
Goodwill	3,540.0	2,287.1
Other purchased intangible assets, net	744.3	364.8
Deferred costs, non-current	41.3	35.0
Other non-current assets	148.8	143.7
Total assets	$5,776.4	$4,316.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$256.2	$128.4
Accounts payable	147.6	146.0
Accrued compensation and benefits	169.2	143.9
Deferred revenue	348.4	237.6
Accrued warranty expense	15.3	18.3
Other current liabilities	118.5	99.2
Total current liabilities	1,055.2	773.4
Long-term debt	1,712.3	785.5
Non-current deferred revenue	38.8	39.0
Deferred income tax liabilities	73.8	47.8
Income taxes payable	71.3	94.1
Other non-current liabilities	150.2	162.0
Total liabilities	3,101.6	1,901.8
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 250.9 and 248.9 shares issued and outstanding at the end of fiscal 2018 and 2017, respectively	0.3	0.2
Additional paid-in-capital	1,591.9	1,461.1
Retained earnings	1,268.3	1,084.6
Accumulated other comprehensive loss	(186.1)	(131.4)
Total Trimble Inc. stockholders’ equity	2,674.4	2,414.5
Noncontrolling interests	0.4	—
Total stockholders' equity	2,674.8	2,414.5
Total liabilities and stockholders’ equity	$5,776.4	$4,316.3
* See Note 2 for a summary of adjustments

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years	2018	2017	2016
		*As Adjusted	*As Adjusted
(In millions, except per share data)
Revenue:
Product	$1,999.9	$1,763.8	$1,570.6
Service	588.7	475.4	436.7
Subscription	519.8	407.3	354.8
Total revenues	3,108.4	2,646.5	2,362.1
Cost of sales:
Product	938.9	875.6	764.0
Service	247.3	194.4	170.1
Subscription	138.0	113.1	104.9
Amortization of purchased intangible assets	103.2	85.8	88.6
Total cost of sales	1,427.4	1,268.9	1,127.6
Gross margin	1,681.0	1,377.6	1,234.5
Operating expense:
Research and development	446.1	370.2	349.6
Sales and marketing	479.8	400.1	374.7
General and administrative	349.8	301.7	256.0
Restructuring charges	8.2	6.9	11.6
Amortization of purchased intangible assets	76.4	63.0	62.2
Total operating expense	1,360.3	1,141.9	1,054.1
Operating income	320.7	235.7	180.4
Non-operating income (expense), net:
Interest expense, net	(73.2)	(25.2)	(25.9)
Foreign currency transaction gain (loss), net	0.5	3.3	(1.9)
Income from equity method investments, net	28.7	29.5	17.6
Other income, net	1.3	4.9	5.9
Total non-operating income (expense), net	(42.7)	12.5	(4.3)
Income before taxes	278.0	248.2	176.1
Income tax provision (benefit)	(5.3)	129.7	43.9
Net income	283.3	118.5	132.2
Net gain (loss) attributable to noncontrolling interests	0.5	0.1	(0.2)
Net income attributable to Trimble Inc.	$282.8	$118.4	$132.4
Basic earnings per share	$1.13	$0.47	$0.53
Shares used in calculating basic earnings per share	250.0	252.1	250.5
Diluted earnings per share	$1.12	$0.46	$0.52
Shares used in calculating diluted earnings per share	253.4	256.7	253.9
* See Note 2 for a summary of adjustments

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years	2018	2017	2016
		*As Adjusted	*As Adjusted
(In millions)
Net income	$283.3	$118.5	$132.2
Foreign currency translation adjustments, net of tax $0.1 in 2018, $3.7 in 2017, and $(0.2) in 2016	(55.6)	90.9	(55.2)
Net unrealized gain (loss) on short-term investments, net of tax	0.2	(0.2)	—
Net unrealized actuarial gain (loss), net of tax	0.7	(0.3)	0.3
Comprehensive income	228.6	208.9	77.3
Comprehensive gain (loss) attributable to noncontrolling interests	0.5	0.1	(0.2)
Comprehensive income attributable to Trimble Inc.	$228.1	$208.8	$77.5
* See Note 2 for a summary of adjustments
See accompanying Notes to the Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
				* As Adjusted	* As Adjusted	* As Adjusted		* As Adjusted
(In millions)
Balance at the end of fiscal 2015	250.7	$0.3	$1,238.0	$1,199.6	$(166.9)	$2,271.0	$0.9	$2,271.9
Net income				132.4		132.4	(0.2)	132.2
Other comprehensive loss					(54.9)	(54.9)		(54.9)
Comprehensive income						77.5		77.3
Issuance of common stock under employee plans, net of tax withholdings	5.5	—	76.7	(8.8)		67.9		67.9
Stock repurchases	(4.9)	—	(24.8)	(94.7)		(119.5)		(119.5)
Stock-based compensation			53.2			53.2		53.2
Noncontrolling interest investments			0.8			0.8	(0.8)	—
Tax benefit from stock option exercises			4.4			4.4		4.4
Balance at the end of fiscal 2016	251.3	$0.3	$1,348.3	$1,228.5	$(221.8)	$2,355.3	$(0.1)	$2,355.2
Net income				118.4		118.4	0.1	118.5
Other comprehensive income					90.4	90.4		90.4
Comprehensive income						208.8		208.9
Issuance of common stock under employee plans, net of tax withholdings	5.0	—	90.0	(16.7)		73.3		73.3
Stock repurchases	(7.4)	(0.1)	(42.2)	(246.0)		(288.3)		(288.3)
Stock-based compensation			65.0			65.0		65.0
Noncontrolling interest investments						—	—	—
Tax benefit from stock option exercises				0.4		0.4		0.4
Balance at the end of fiscal 2017	248.9	$0.2	$1,461.1	$1,084.6	$(131.4)	$2,414.5	$—	$2,414.5
Net income				282.8		282.8	0.5	283.3
Other comprehensive loss					(54.7)	(54.7)		(54.7)
Comprehensive income						228.1		228.6
Issuance of common stock under employee plans, net of tax withholdings	4.4	0.1	67.5	(27.4)		40.2		40.2
Stock repurchases	(2.4)	—	(14.7)	(75.3)		(90.0)		(90.0)
Stock-based compensation			78.0			78.0		78.0
Noncontrolling interest investments						—	(0.1)	(0.1)
Tax benefit on new accounting guidance adoption				3.6		3.6		3.6
Balance at the end of fiscal 2018	250.9	$0.3	$1,591.9	$1,268.3	$(186.1)	$2,674.4	$0.4	$2,674.8
* See Note 2 for a summary of adjustment

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years	2018	2017	2016
		*As Adjusted	*As Adjusted
(In millions)
Cash flows from operating activities:
Net income	$283.3	$118.5	$132.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	35.6	34.6	37.0
Amortization expense	179.6	148.8	150.8
Stock-based compensation	76.9	64.8	52.6
Income (loss) from equity method investments	1.9	(11.4)	—
Other non-cash items	14.7	(1.3)	18.4
Add decrease (increase) in assets:
Accounts receivable, net	(51.0)	(42.7)	3.8
Inventories	(45.0)	(37.3)	26.2
Other current and non-current assets	(22.6)	(10.0)	2.2
Add increase (decrease) in liabilities:
Accounts payable	(2.0)	25.7	10.8
Accrued compensation and benefits	18.6	34.0	0.3
Deferred revenue	76.3	19.3	19.5
Other liabilities	(79.6)	86.7	(22.7)
Net cash provided by operating activities	486.7	429.7	431.1
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1,763.5)	(280.2)	(23.7)
Acquisitions of property and equipment	(67.6)	(43.7)	(26.0)
Purchases of short-term investments	(24.0)	(288.0)	(113.3)
Proceeds from maturities of short-term investments	6.2	122.1	2.4
Proceeds from sales of short-term investments	196.8	97.7	—
Other	2.5	20.9	13.7
Net cash used in investing activities	(1,649.6)	(371.2)	(146.9)
Cash flows from financing activities:
Issuance of common stock, net of tax withholdings	40.2	73.8	67.5
Repurchases of common stock	(93.0)	(285.3)	(119.5)
Proceeds from debt and revolving credit lines	2,976.4	786.0	355.0
Payments on debt and revolving credit lines	(1,925.1)	(495.4)	(465.3)
Other	(9.1)	(12.6)	(15.0)
Net cash provided by (used in) financing activities	989.4	66.5	(177.3)
Effect of exchange rate changes on cash and cash equivalents	(12.5)	17.4	(6.8)
Net increase (decrease) in cash and cash equivalents	(186.0)	142.4	100.1
Cash and cash equivalents, beginning of fiscal year	358.5	216.1	116.0
Cash and cash equivalents, end of fiscal year	$172.5	$358.5	$216.1
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

Trimble focuses on integrating its broad technological and application capabilities to create vertically-focused, system-level solutions that transform how work is done within the industries the Company serves. Products are sold based on return on investment and provide benefits such as lower operational costs, higher productivity, improved quality, enhanced safety and regulatory compliance, and reduced environmental impact. Representative products include equipment that automates large industrial equipment such as tractors and bulldozers; integrated systems that track fleets of vehicles and workers and provide real-time information and powerful analytics to the back-office; data collection systems that enable the management of large amounts of geo-referenced information; software solutions that connect all aspects of a construction site or a farm; and building information modeling ("BIM") software that is used throughout the design, build, and operational phases of construction projects.
NOTE 2: ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for revenue recognition, including determining the nature and timing of satisfaction of performance obligations and determining standalone selling price of performance obligations, allowances for doubtful accounts, sales returns reserve, allowances for inventory valuation, warranty costs, investments, goodwill impairment, intangibles impairment, purchased intangibles, useful lives for tangible and intangible assets, stock-based compensation, and income taxes among others. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Actual results and outcomes may differ from management's estimates and assumptions.
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Fiscal 2018, 2017 and 2016 were all 52-week years, and ended on December 28, 2018, December 29, 2017 and December 30, 2016, respectively. Unless otherwise stated, all dates refer to the Company’s fiscal year.
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
Effective the first quarter of fiscal 2018, the Company adopted the new revenue recognition standard, Revenue from Contracts with Customers, and several other new standards as described below. All amounts and disclosures set forth in this Form 10-K have been updated to comply with the new standards. Certain prior period amounts reported in the Company's Consolidated Financial Statements and notes thereto have been reclassified to conform to the current presentation.

Reportable Segments
The Company reports its financial performance, including revenues and operating income, based on four new reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation.
The Company's Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of the Company’s reportable operating segments under its management reporting system. These results are not necessarily in conformance with U.S. GAAP. Beginning with the third quarter of fiscal 2018, the Company presented segment revenue and income excluding the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting. Segment income also excludes the effects of certain acquired capitalized commissions that were eliminated in purchase accounting, along with other adjustments that have historically been excluded in prior periods, as though the acquired companies operated independently in the periods presented. This is consistent with the way the chief operating decision maker evaluates each segment's performance and allocates resources.
Comparative period financial information by reportable segment has been recast to conform with the current presentation. See Note 6 of the Notes to the Consolidated Financial Statements for further information.
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
Subscription terms generally range from month-to-month to five years.  Subscription revenue is recognized monthly over the service duration, commencing from activation.
Deferred Costs to Obtain Customer Contracts
The Company's incremental cost of obtaining contracts, which consists of sales commissions related to customer contracts that include maintenance or subscriptions revenue, are deferred if the contractual term is greater than a year or if renewals are expected and the renewal commission is not commensurate with the initial commission. These commission costs are deferred and amortized over a benefit period, either the contract term or the shorter of customer or product life, which is generally between three to seven years. The Company has elected the practical expedient to exclude contracts with an amortization period of a year or less from this deferral requirement.
See Note 11 - Deferred Costs to Obtain Customer Contracts for further information.
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
Derivative Financial Instruments
The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash, certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, New Zealand dollars and Canadian dollars. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in original maturity. The Company occasionally enters into foreign exchange forward contracts to hedge the purchase price of some of its larger business acquisitions. The Company does not enter into foreign exchange forward contracts for trading purposes. As of the fiscal years ended 2018 and 2017, there were no derivative financial instruments outstanding that were accounted for as hedges.
Cash, Cash Equivalents and Short-Term Investments
The Company's cash equivalents and short-term investments consisted primarily of treasury bills, debt securities, and commercial paper, interest and non-interest bearing bank deposits as well as bank time deposits. The Company classifies all investments that are considered readily convertible to known amounts of cash and have stated maturities of three months or less from the date of purchase as cash equivalents and those with stated maturities of greater than three months as short-term investments based on the nature of the investments and their availability for use in current operations. The Company has classified and accounted for such investments in cash equivalents and short-term investments as available-for-sale securities. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. These investments are carried at fair value, and any unrealized gains and losses, net of taxes, are reported in Accumulated other comprehensive loss, except for unrealized losses determined to be other-than-temporary, which would be recorded within Other income, net. The Company has not recorded any such impairment charge in the fiscal year 2018. Realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are recorded as a component of Other income, net.
Concentrations of Risk
The Company is subject to concentrations of credit risk primarily from cash and cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents and short-term investments consisted primarily of treasury bills, debt securities and commercial paper, interest, and non-interest bearing bank deposits, as well as bank time deposits. The main objective of these instruments is safety of principal and liquidity while maximizing return, without significantly increasing risk. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.
The Company's investment policy requires the portfolio to include only securities with high credit quality and a weighted average maturity not to exceed six months, with the main objective of preserving capital and maintaining liquidity. The Company maintains an investment portfolio of various holdings, types, and maturities.
The Company is also exposed to credit risk in the Company’s trade receivables, which are derived from sales to end-user customers in diversified industries as well as various resellers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended, when deemed necessary but generally does not require collateral.
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
The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. Each reporting period, the Company evaluates the collectibility of its trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $4.6 million, $3.6 million and $5.0 million at the end of the fiscal 2018, 2017 and 2016, respectively.
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
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms when applicable. Useful lives generally include a range from four to six years for machinery and equipment, five to ten years for furniture and fixtures, two to five years for computer equipment and software, thirty-nine years for buildings, and the life of the lease for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range generally from two to five years. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $35.6 million in fiscal 2018, $34.6 million in fiscal 2017 and $37.0 million in fiscal 2016.

Lease Obligations
The Company enters into lease arrangements for office space, facilities, and equipment under non-cancelable operating leases. Certain operating lease agreements contain rent holidays, rent escalation provisions, and lease incentives. Rent holidays, rent escalation provisions, and lease incentives are considered in determining the straight-line rent expense that is recorded over the lease term, which begins at the date of initial possession of the leased property. The Company does not include renewals in its determination of the lease term, unless the renewals are deemed reasonably assured of exercise at lease inception.
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
When determining the fair values of assets acquired, liabilities assumed, and non-controlling interests in the acquiree, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, expected future cash flows, based on consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
Goodwill and Purchased Intangible Assets
Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets acquired individually, with a group of other assets, or in a business combination are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog, trademarks and in-process research and development. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method and have estimated useful lives ranging from four years to ten years with a weighted average useful life of 6.5 years. Goodwill is not subject to amortization, but is subject to, at a minimum, an annual assessment for impairment.
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
The Company evaluates goodwill on an annual basis and whenever events and changes in circumstances indicate that the carrying amount may not be recoverable. The annual goodwill impairment test is performed at the reporting unit level on the first day of the fourth fiscal quarter of each year. We utilize either a qualitative assessment or a quantitative test to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company considers events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. When the Company performs a quantitative test, the estimation of the fair value of a reporting unit involves the use of certain estimates and assumptions including expected future operating performance using risk-adjusted discount rates.
Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method. Changes in circumstances such as technological advances, changes to its business model, or changes in the capital strategy could result in the actual useful lives of intangible assets differing from initial estimates. In cases where the Company determines that the useful life of an asset should be revised, the net book value in excess of the estimated residual value will be depreciated over its revised remaining useful life. These assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable based on their future cash flows. The estimated future cash flows are primarily based upon assumptions about expected future operating performance. The assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the estimated undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value.
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
Changes in the Company’s product warranty liability during the fiscal years ended 2018 and 2017 are as follows:

Fiscal Years	2018	2017
(In millions)
Beginning balance	$18.3	$17.2
Acquired warranties	—	0.5
Accruals for warranties issued	15.4	20.4
Changes in estimates	(0.1)	(0.8)
Warranty settlements (in cash or in kind)	(18.3)	(19.0)
Ending Balance	$15.3	$18.3
Guarantees, Including Indirect Guarantees of Indebtedness of Others
In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company. For example, the Company has agreed to hold other parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made by certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.
It is not possible to determine the maximum potential exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not been material, and no liabilities have been recorded on the Consolidated Balance Sheets at the end of fiscal 2018 and 2017.
Advertising and Promotional Costs
The Company expenses all advertising and promotional costs as incurred. Advertising and promotional expense was approximately $42.7 million, $37.2 million, and $37.2 million, in fiscal 2018, 2017, and 2016, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not significant and were expensed as incurred. The Company received third-party funding of approximately $19.5 million, $18.1 million, and $13.0 million in fiscal 2018, 2017, and 2016, respectively. The Company offsets research and development expense with any unconditional third-party funding earned. The Company retains the rights to any technology developed under such arrangements.
Stock-Based Compensation
The Company has employee stock benefit plans, which are described more fully in "Note 15: Employee Stock Benefit Plans." Stock-based compensation expense recognized in the Consolidated Statements of Income is based on the grant date fair value of the portion of share-based payment awards expected to vest during the period, net of estimated forfeitures. The Company attributes the fair value of stock options and restricted stock units ("RSUs") to expense using the straight-line method. The fair value for time-based and performance-based RSUs ("PSUs") is measured at the grant date using the fair value of Trimble’s common stock, with total expense for PSUs based upon the probable expected achievement of the underlying performance goals as adjusted in future periods for changes in expectations and actual achievement. The fair value for RSUs with market-based vesting conditions is measured at the grant date using a Monte Carlo model. The grant date fair value for stock options is estimated using the Black-Scholes option pricing model. The fair value of rights to purchase shares under the Company's Employee Stock Purchase Plan ("ESPP") is estimated using the Black-Scholes option pricing model. The Company estimates forfeitures at the date of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical and current information to estimate forfeitures.

Income Taxes
Income taxes are accounted for under the liability method, whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not such assets will not be realized. The Company’s valuation allowance is primarily attributable to foreign net operating losses and state research and development credit carryforwards. Management believes that it is more likely than not that the Company will not realize certain of these deferred tax assets, and, accordingly, a valuation allowance has been provided for such amounts. Valuation allowance adjustments associated with an acquisition after the measurement period are recorded through income tax expense.

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

The Company is subject to income taxes in the U.S. and numerous other countries, and is subject to routine corporate income tax audits in many of these jurisdictions. The Company generally believes that positions taken on its tax returns are more likely than not to be sustained upon audit, but tax authorities in some circumstance have, and may in the future, successfully challenge these positions. Accordingly, the Company’s income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the Company’s income tax provision and, therefore, could have a material impact on its income tax provision, net income, and cash flows. The Company’s accrual for uncertain tax positions includes uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions, and related interest. See Note 13 of the Notes to Consolidated Financial Statements for additional information.
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
Recent Accounting Pronouncements
Fiscal 2018 Adoption

Financial Instruments - Overall
In January 2016, the FASB issued new guidance that requires entities to measure equity investments previously accounted for under the cost method at fair value and recognize any changes in fair value in net income. For equity investments without readily determinable fair values, an entity may elect an alternative measurement method at cost minus impairment, if any, plus or minus any adjustments from observable market transactions. The Company adopted the guidance in the first quarter of fiscal 2018 on a prospective basis for equity investments without readily determinable fair values by electing the alternative measurement method. The Company’s equity investments are immaterial on its Consolidated Balance Sheets, therefore, adoption of this guidance did not have a material impact.
Statement of Cash Flows
In August 2016, the FASB issued new guidance related to the statement of cash flows. This guidance clarifies certain classification issues for cash flows provided by or used in operating, financing, or investing activities. The Company adopted the amendments retrospectively to all periods presented in the first quarter of fiscal 2018. The impact of adoption on the Company’s Consolidated Statements of Cash Flows is presented along with adoption of Revenue from Contracts with Customers.

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
Compensation - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued new guidance to improve the presentation for components of defined benefit pension cost, which requires employers to report the service cost component of net periodic pension cost in the same line item as other compensation expense arising from services rendered during the period. The standard also requires the other components of net periodic cost be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. The Company adopted the guidance retrospectively to all periods presented beginning in the first quarter of fiscal 2018. The Company has defined benefit pension plans that are immaterial for its Consolidated Financial Statements, therefore, adoption of this guidance did not have a material impact.
Revenue from Contracts with Customers
In May 2014, the FASB issued a comprehensive new revenue recognition standard that replaced the prior revenue recognition guidance under U.S. GAAP. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company adopted the requirements of the new standard starting the first quarter of fiscal 2018, utilizing the full retrospective method of transition. Adoption of the new standard resulted in changes to the Company's accounting policies for revenue recognition and accounts receivable, net and deferred costs to obtain customer contracts as described in Note 2 above.
The impact of adopting the new standard on the Consolidated Statements of Income for fiscal 2017 and 2016 was not material. The majority of revenue, which is related to hardware, software perpetual licenses, SaaS and other service and support offerings, remains substantially unchanged. The primary revenue impacts related to the new standard are earlier recognition of software term licenses, certain professional service contracts and non-standard terms and conditions. Previously, the Company expensed the majority of its commission expense as incurred. Under the new standard, the Company capitalizes and amortizes incremental commission costs to obtain the contract over a benefit period. The Company elected a practical expedient to exclude contracts with a benefit period of a year or less from this deferral requirement for both retrospective and future financial statement periods.
The impact of adoption of the new standard on the Consolidated Balance Sheets for fiscal 2017 and 2016 was material with the primary impacts due to a reduction in deferred revenue for revenue streams that are recognized sooner under the new standard and capitalization of incremental costs to obtain customer contracts.
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

Adoption of Revenue from Contracts with Customers standards and the new Statement of Cash Flows impacted Company's previously reported results as follows:

Fiscal Years	2017			2016
(In millions, except per share amounts)	As Previously Reported	Adjustments a	As Adjusted	As Previously Reported	Adjustments a	As Adjusted
Revenue	$2,654.2	$(7.7)	$2,646.5	$2,362.2	$(0.1)	$2,362.1
Gross margin	1,392.6	(15.0)	1,377.6	1,238.0	(3.5)	1,234.5
Operating income	246.0	(10.3)	235.7	181.0	(0.6)	180.4
Income tax provision	137.9	(8.2)	129.7	44.5	(0.6)	43.9
Net Income attributable to Trimble Inc.	$121.1	$(2.7)	$118.4	$132.4	$—	$132.4
Diluted earnings per share	$0.47	$(0.01)	$0.46	$0.52	$—	$0.52

	Fiscal Year End 2017
(In millions)	As Previously Reported	Adjustments a	As Adjusted
Accounts receivable, net	$414.8	$12.9	$427.7
Inventories	271.8	(7.2)	264.6
Deferred costs, non-current	—	35.0	35.0
Other current and non-current assets	205.5	(22.6)	182.9
Current and non-current deferred revenue	313.4	(36.8)	276.6
Other current liabilities	101.0	(1.8)	99.2
Deferred income tax liabilities	40.4	7.4	47.8
Stockholders' equity	$2,366.0	$48.5	$2,414.5
a. Adjusted to reflect the adoption of Revenue from Contracts with Customers

Fiscal Years	2017			2016
(In millions)	As Previously Reported	Adjustments b	As Adjusted	As Previously Reported	Adjustments b	As Adjusted
Net cash provided by operating activities	$411.9	$17.8	$429.7	$413.6	$17.5	$431.1
Net cash used in investing activities	(366.0)	(5.2)	(371.2)	(144.4)	(2.5)	(146.9)
Net cash provided by (used in) financing activities	$79.1	$(12.6)	$66.5	$(162.3)	$(15.0)	$(177.3)
b. Adjusted to reflect the adoption of Statement of Cash Flows
Fiscal 2019 Adoption
Leases
In February 2016, the FASB issued a new standard that requires lessees to recognize lease assets and lease liabilities on the balance sheet for most leases and provide enhanced disclosures. Most prominent is the recognition of assets and liabilities by lessees for leases classified as operating leases. Leases are classified as either finance or operating leases, and for both, the initial lease liabilities are measured at the present value of the remaining lease payments. The Company will adopt the new lease standard effective beginning in fiscal 2019 using a modified retrospective method and will not restate comparative periods. The Company plans to elect the allowable practical expedients, except for the use of hindsight to determine existing lease terms.

The Company believes that the standard will have a material effect on its Consolidated Balance Sheets by recognizing operating lease assets and liabilities primarily related to its real estate properties. The future minimum payments of these operating leases are disclosed in Note 8: Commitments and Contingencies. The Company is currently revising its systems, processes, and controls to comply with the new standard.

Future Adoption

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

Intangibles - Goodwill and Other
In January 2017, the FASB issued new guidance that simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in today’s two-step impairment test. The impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is to be applied on a prospective basis and is effective for the Company beginning in fiscal 2020 with early adoption permitted. The Company currently anticipates that the adoption will not have a material impact on its Consolidated Financial Statements.
Intangibles - Internal-Use Software
In August 2018, the FASB issued new guidance that clarifies the customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The Company is required to adopt the guidance in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is currently evaluating the effect of the new guidance on its Consolidated Financial Statements.

NOTE 3: EARNINGS PER SHARE

Basic earnings per share is computed by dividing Net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing Net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, and restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock generally results in a greater dilutive effect from potentially dilutive securities.

The following table shows the computation of basic and diluted earnings per share:

Fiscal Years	2018	2017	2016
		*As Adjusted	*As Adjusted
(In millions, except per share data)
Numerator:
Net income attributable to Trimble Inc.	$282.8	$118.4	$132.4
Denominator:
Weighted average number of common shares used in basic earnings per share	250.0	252.1	250.5
Effect of dilutive securities	3.4	4.6	3.4
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	253.4	256.7	253.9
Basic earnings per share	$1.13	$0.47	$0.53
Diluted earnings per share	$1.12	$0.46	$0.52
* See Note 2 for a summary of adjustments
For fiscal 2018, 2017, and 2016, the Company excluded 0.8 million shares, 0.5 million shares and 4.3 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive.

NOTE 4: BUSINESS COMBINATIONS
During fiscal 2018, 2017, and 2016, the Company acquired multiple businesses, all with cash consideration. The Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition.
During fiscal 2018, the Company acquired six businesses, with total purchase consideration of $1,782.9 million. The purchase prices ranged from less than $1.8 million to $1,211.3 million, including the acquisitions of Waterfall Holdings, Inc., the holding company of Viewpoint, Inc. (“Viewpoint”), and e-Builder, Inc. ("e-Builder") having cash transactions valued at $1,211.3 million and $485.2 million, respectively. In the aggregate, the businesses acquired during fiscal 2018 contributed approximately five percent to the Company's total revenue during fiscal 2018.
During fiscal 2017, the Company acquired ten businesses, with total purchase consideration of $331.2 million. The purchase prices ranged from less than $2.0 million to $134.0 million. The largest acquisition was Müller-Elektronik, a privately held German company specializing in implement control and precision farming solutions. In the aggregate, the businesses acquired during fiscal 2017 contributed less than two percent to the Company's total revenue during fiscal 2017.
During fiscal 2016, the Company acquired four businesses, with total purchase consideration of $27.6 million. The purchase prices ranged from less than $0.3 million to $14.0 million. The acquisitions were not significant individually or in the aggregate. The largest acquisition was of a company that manages content and software solutions that enable MEP contractors and engineers to produce intelligent and constructible models, based in Rocklin, California. In the aggregate, the businesses acquired during fiscal 2016 collectively contributed less than one percent to the Company's total revenue during fiscal 2016.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of each acquisition. The fair value of liabilities assumed includes deferred revenue which is written down to the cost, plus a reasonable profit margin, to fulfill customer contractual obligations. For certain acquisitions completed in fiscal 2018, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true-up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items the fair value of intangible assets and goodwill could be impacted. Thus, the provisional measurements of fair value set forth below are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to all acquisitions, including the changes in the fair value of the contingent consideration liabilities, a net expense of $38.9 million, $7.4 million, and $6.8 million in fiscal 2018, 2017, and 2016, respectively, were expensed as incurred and are included in General and administrative expenses in the Consolidated Statements of Income.
The following table summarizes the Company’s business combinations completed during fiscal 2018, 2017, and 2016:

Fiscal Years	2018	2017	2016
(In millions)
Fair value of total purchase consideration	$1,782.9	$331.2	$27.6
Less fair value of net assets acquired:
Net tangible assets acquired	5.0	29.7	(1.9)
Identified intangible assets	568.3	166.7	13.6
Deferred taxes	(89.2)	(5.8)	(1.3)
Goodwill	$1,298.8	$140.6	$17.2

Intangible Assets
The following table presents details of the Company’s total intangible assets:

		At the End of Fiscal 2018			At the End of Fiscal 2017
(In millions)	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	6	$1,220.3	$(825.3)	$395.0	$915.3	$(729.9)	$185.4
Trade names and trademarks	5	72.9	(53.3)	19.6	58.7	(48.6)	10.1
Customer relationships	8	715.1	(406.5)	308.6	512.1	(351.3)	160.8
Distribution rights and other intellectual properties	6	84.4	(63.3)	21.1	69.2	(60.7)	8.5
		$2,092.7	$(1,348.4)	$744.3	$1,555.3	$(1,190.5)	$364.8
The estimated future amortization expense of intangible assets at the end of fiscal 2018 is as follows (in millions):

2019	$168.4
2020	140.4
2021	119.1
2022	99.5
2023	85.6
Thereafter	131.3
Total	$744.3
Goodwill
The Company reports its financial performance, including revenues and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation.
The changes in the carrying amount of goodwill by segment for fiscal 2018 are as follows:

(In millions)	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
At the end of fiscal 2017	$706.8	$415.3	$314.5	$850.5	$2,287.1
Additions due to acquisitions and current year acquisitions' purchase price adjustments	1,283.4	—	—	15.4	1,298.8
Purchase price adjustments - prior years' acquisitions	—	—	(0.4)	(0.8)	(1.2)
Foreign currency translation adjustments	(20.0)	(10.4)	(8.4)	(4.1)	(42.9)
Divestitures	—	(1.8)	—	—	(1.8)
At the end of fiscal 2018	$1,970.2	$403.1	$305.7	$861.0	$3,540.0

Viewpoint and e-Builder acquisitions
On July 2, 2018, the Company acquired all of the outstanding shares of Viewpoint, in an all-cash transaction valued at $1,211.3 million. Viewpoint is a provider of construction management software, which integrates a contractor’s financial and resource management to their project operations in the field. The integration across the office, team and field workflows enable contractors to employ Viewpoint to effectively manage and gain visibility over data and workflows that span the construction lifecycle from pre-production planning, to product operations and supply chain management, through project hand over and asset operation and maintenance. The Company incurred approximately $19.0 million in acquisition-related costs, which were expensed as incurred in General and administrative expense.
On February 2, 2018, the Company completed the acquisition of e-Builder. e-Builder is a SaaS-based construction program management solution provider for capital program owners and program management firms that provides an integrated project delivery solution for owners, program managers, and contractors across the design, construct, and operate lifecycle. The Company acquired all of the outstanding shares of common stock of e-Builder for a total purchase price of $485.2 million, subject to certain adjustments described in the purchase agreement. The Company incurred approximately $18.6 million in acquisition-related costs, primarily comprising compensation costs incurred post-closing associated with options which were accelerated in connection with the acquisition transaction, which were expensed as incurred and included in Cost of Sales - Service, Research and development, Sales and marketing, and General and administrative expense.
Viewpoint and e-Builder’s results of operations since their respective acquisition dates have been included in the Company’s Consolidated Statements of Income for fiscal 2018. Both Viewpoint and e-Builder's performance are reported under the Buildings and Infrastructure segment.
The two acquisitions were funded through the use of approximately $211.2 million of the Company’s existing cash, with the remainder funded through the issuance of senior notes and the Company’s 2018 Credit Facilities (as defined below).
The following table summarizes the consideration transferred to acquire Viewpoint and e-Builder, the assets acquired and liabilities assumed, and the estimated useful lives of the identifiable intangible assets as of the date of the acquisition:

	Viewpoint		e-Builder
(In millions)
Total purchase consideration	$1,211.3		$485.2
Net tangible assets (liabilities) acquired	(0.9)		2.0
Intangible assets acquired:		Estimated Useful Life		Estimated Useful Life
Developed product technology	225.4	6 years	60.5	7 years
In-Process Research & Development	12.9	n/a	—
Order backlog	—		1.7	6 months
Customer relationships	158.6	10 years	42.4	10 years
Trade name	8.9	5 years	4.8	7 years
Favorable Lease	4.3	4 - 9 years	—
Subtotal	410.1		109.4
Deferred tax liability	(61.2)		(18.4)
Less fair value of all assets/liabilities acquired	348.0		93.0
Goodwill	$863.3		$392.2

Details of the net assets (liabilities) acquired are as follows:

	Viewpoint	e-Builder
	As of July 2, 2018	As of February 2, 2018
(In millions)
Cash and cash equivalents	$9.1	$2.5
Accounts receivable, net	25.1	14.9
Other receivables	1.3	43.3
Other current assets	4.3	0.7
Property and equipment, net	7.5	—
Other non-current assets	3.0	0.2
Accounts payable	(1.3)	(8.4)
Accrued compensation and benefits	(8.0)	—
Deferred revenue	(26.4)	(12.1)
Other current liabilities	(13.2)	(39.1)
Other non-current liabilities	(2.3)	—
Net tangible assets (liabilities) acquired	$(0.9)	$2.0

Goodwill represents the excess of the fair value of consideration paid over the fair value of the underlying net tangible and intangible assets acquired. Goodwill consisted of highly skilled and valuable assembled workforce, a proven ability to generate new products and services to drive future revenue, and a premium paid by the Company for synergies unique to its business. The Company recorded $863.3 million and $392.2 million of goodwill from Viewpoint and e-Builder acquisitions, respectively. Of the fiscal 2018 goodwill balance, $95.8 million is expected to be deductible for tax purposes for Viewpoint.

During fiscal 2018, Viewpoint and e-Builder contributed $125.2 million of revenue and $17.3 million of operating income. The following table presents pro forma results of operations of the Company, Viewpoint and e-Builder, as if the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisitions taken place on the first day of fiscal 2017, or of future results. Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the applicable acquisition dates. For fiscal 2018 and 2017, the major impacts for the pro-forma results include amortization of intangible assets related to the acquisitions, impacts from adoption of Revenue from Contracts with Customers, interest expense for debt used to purchase Viewpoint and e-Builder, income tax effects, and other adjustments to reflect fair value. The pro forma information for fiscal 2018 and 2017 is as follows:

Fiscal Years	2018	2017
(In millions, except per share data)
Revenue	$3,205.5	$2,849.4
Net income attributable to Trimble Inc.	276.9	72.6
Basic earnings per share	1.11	0.29
Diluted earnings per share	1.09	0.28

NOTE 5: CERTAIN BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet items:

At the End of Fiscal Year	2018	2017
		*As Adjusted
(In millions)
Inventories:
Raw materials	$96.2	$85.2
Work-in-process	12.6	12.4
Finished goods	189.2	167.0
Total inventories	$298.0	$264.6
* See Note 2 for a summary of adjustments
Finished goods includes $7.3 million at the end of fiscal year 2018 and $8.7 million at the end of fiscal year 2017 for costs of sales that have been deferred in connection with deferred revenue arrangements.

At the End of Fiscal Year	2018	2017
(In millions)
Property and equipment, net:
Machinery and equipment	$134.2	$130.6
Software and licenses	135.9	124.4
Furniture and fixtures	31.4	29.3
Leasehold improvements	40.7	36.6
Construction in progress	16.4	32.9
Buildings	106.5	60.9
Land	9.9	10.0
	475.0	424.7
Less: accumulated depreciation	(262.1)	(250.7)
Total property and equipment, net	$212.9	$174.0

At the End of Fiscal Year	2018	2017
(In millions)
Other non-current liabilities:
Deferred compensation	$28.5	$27.1
Pension	19.2	19.6
Deferred rent	4.3	3.1
Unrecognized tax benefits	65.8	76.4
Other	32.4	35.8
Total other non-current liabilities	$150.2	$162.0

NOTE 6: REPORTING SEGMENT AND GEOGRAPHIC INFORMATION
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

The Company’s reportable segments are described below:

•	Buildings and Infrastructure: This segment primarily serves customers working in architecture, engineering, construction, and operations and maintenance.

•	Geospatial: This segment primarily serves customers working in surveying, engineering, government, and land management.

•	Resources and Utilities: This segment primarily serves customers working in agriculture, forestry, and utilities.

•	Transportation: This segment primarily serves customers working in long haul trucking, field service management, rail, and military aviation.

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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Fiscal 2018
Revenue	$1,065.5	$723.1	$567.1	$752.7	$3,108.4
Acquired deferred revenue adjustment	22.2	—	1.0	0.4	23.6
Segment revenue	$1,087.7	$723.1	$568.1	$753.1	$3,132.0

Operating income	$239.0	$166.4	$167.4	$142.9	$715.7
Acquired deferred revenue adjustment	22.2	—	1.0	0.4	23.6
Amortization of acquired capitalized commissions	(4.5)	—	(0.2)	—	(4.7)
Segment operating income	$256.7	$166.4	$168.2	$143.3	$734.6

Depreciation expense	$6.4	$6.0	$4.2	$4.5	$21.1
Fiscal 2017
Revenue (*As Adjusted)	$829.4	$658.5	$481.0	$677.6	$2,646.5
Acquired deferred revenue adjustment	1.1	—	1.0	0.7	2.8
Segment revenue	$830.5	$658.5	$482.0	$678.3	$2,649.3

Operating income (*As Adjusted)	$176.0	$129.4	$137.0	$114.4	$556.8
Acquired deferred revenue adjustment	1.1	—	1.0	0.7	2.8
Amortization of acquired capitalized commissions	(0.9)	—	(0.1)	(0.3)	(1.3)
Segment operating income	$176.2	$129.4	$137.9	$114.8	$558.3

Depreciation expense	$6.2	$5.4	$3.2	$5.2	$20.0
Fiscal 2016
Revenue (*As Adjusted)	$741.8	$635.7	$397.4	$587.2	$2,362.1
Acquired deferred revenue adjustment	1.0	—	0.8	0.8	2.6
Segment revenue	$742.8	$635.7	$398.2	$588.0	$2,364.7

Operating income (*As Adjusted)	$132.7	$120.6	$118.8	$103.3	$475.4
Acquired deferred revenue adjustment	1.0	—	0.8	0.8	2.6
Amortization of acquired capitalized commissions	(1.0)	—	(0.3)	(0.3)	(1.6)
Segment operating income	$132.7	$120.6	$119.3	$103.8	$476.4

Depreciation expense	$7.0	$6.5	$2.0	$5.5	$21.0

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of Fiscal Year End 2018
Accounts receivable, net	$177.5	$118.7	$83.8	$132.6	$512.6
Inventories	70.3	133.5	46.2	48.0	298.0
Goodwill	1,970.2	403.1	305.7	861.0	3,540.0
As of Fiscal Year End 2017
Accounts receivable, net (*As Adjusted)	$120.1	$121.5	$78.5	$107.6	$427.7
Inventories (*As Adjusted)	62.1	110.3	46.0	46.2	264.6
Goodwill	$706.8	$415.3	$314.5	$850.5	2,287.1
As of Fiscal Year End 2016
Accounts receivable, net (*As Adjusted)	$104.6	$109.7	$65.6	$86.3	$366.2
Inventories (*As Adjusted)	51.3	99.2	30.4	32.4	213.3
Goodwill	663.7	405.1	217.7	791.1	2,077.6
* See Note 2 for a summary of adjustments
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

Fiscal Years	2018	2017	2016
		*As Adjusted	*As Adjusted
(In millions)
Consolidated segment operating income	$734.6	$558.3	$476.4
Unallocated corporate expense (1)	(90.7)	(86.8)	(70.5)
Acquired deferred revenue adjustment	(23.6)	(2.8)	(2.6)
Restructuring charges (2)	(8.7)	(10.5)	(13.3)
Amortization of purchased intangible assets	(179.6)	(148.8)	(150.8)
Stock-based compensation	(76.9)	(64.8)	(52.6)
Amortization of acquisition-related inventory step-up	(0.2)	(2.8)	—
Acquisition and divestiture items	(38.9)	(7.4)	(6.8)
Executive transition costs	—	—	(1.0)
Amortization of acquired capitalized commissions	4.7	1.3	1.6
Consolidated operating income	320.7	235.7	180.4
Non-operating income (expense), net:	(42.7)	12.5	(4.3)
Consolidated income before taxes	$278.0	$248.2	$176.1
* See Note 2 for a summary of adjustments

(1) Unallocated corporate expense includes general corporate expense.
(2) Restructuring charges primarily consist of severance and benefits, resulting from employee headcount reductions in connection with the Company's restructuring programs related to decisions to streamline processes and reduce the cost structure. As of the end of fiscal 2018, the Company's restructuring liability was $3.0 million, which is expected to be settled in fiscal 2019. Restructuring liabilities are reported within Other current liabilities on the Consolidated Balance Sheets.

On a total Company basis, the disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Fiscal 2018
North America	$595.0	$290.6	$175.0	$609.4	$1,670.0
Europe	312.1	211.2	260.0	90.2	873.5
Asia Pacific	152.7	171.7	46.4	47.5	418.3
Rest of World	27.9	49.6	86.7	6.0	170.2
Total segment revenue	$1,087.7	$723.1	$568.1	$753.1	$3,132.0
Fiscal 2017 (*As Adjusted)
North America	$428.5	$257.5	$163.7	$562.9	$1,412.6
Europe	237.9	187.1	189.5	72.7	687.2
Asia Pacific	127.2	162.5	52.6	37.7	380.0
Rest of World	36.9	51.4	76.2	5.0	169.5
Total segment revenue	$830.5	$658.5	$482.0	$678.3	$2,649.3
Fiscal 2016 (*As Adjusted)
North America	$395.6	$255.5	$150.6	$476.2	$1,277.9
Europe	207.0	172.8	133.5	62.9	576.2
Asia Pacific	105.0	159.9	53.5	34.4	352.8
Rest of World	35.2	47.5	60.6	14.5	157.8
Total segment revenue	$742.8	$635.7	$398.2	$588.0	$2,364.7

* Adjusted to reflect adoption of the new revenue recognition standard, Revenue from Contracts with Customers. For further information, see Note 2.
No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue in fiscal years 2018, 2017 and 2016. No single customer accounted for 10% or more of Trimble's accounts receivable as of fiscal years ended 2018 and 2017.
Property and equipment, net by geographic area was as follows:

At the End of Fiscal Year	2018	2017
(In millions)
Property and equipment, net:
United States	$170.1	$131.7
Europe	34.2	33.1
Asia Pacific and other non-US countries	8.6	9.2
Total property and equipment, net	$212.9	$174.0

NOTE 7: DEBT
Debt consisted of the following:

At the End of Fiscal Year		Effective interest rate	2018	2017
(In millions, except percentages)	Date of Issuance	for fiscal 2018	Amount	Amount
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$—
2028 Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	—
2024 Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Credit Facilities:
2014 Credit Facility, floating rate, retired	November 2014		—	389.0
2018 Credit Facility, floating rate:
Term Loan, due May 2021	May 2018	4.00%	425.0	—
Uncommitted facilities, floating rate		2.16%	255.9	128.0
Promissory notes and other debt			1.0	1.2
Unamortized discount and issuance costs			(13.4)	(4.3)
Total debt			1,968.5	913.9
Less: Short-term debt			256.2	128.4
Long-term debt			$1,712.3	$785.5

Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants, all of which the Company was in compliance with at the end of fiscal 2018.
Debt Maturities:
At the end of fiscal 2018, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2019	$256.2
2020	0.5
2021	425.2
2022	—
2023	300.0
Thereafter	1,000.0
Total	$1,981.9
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

The 2023 Senior Notes, the 2028 Senior Notes and the 2024 Senior Notes are collectively referred to herein as the “Senior Notes.” The Company may redeem the notes of each series of Senior Notes at its option in whole or in part at any time, in accordance with the terms and conditions set forth in the indenture governing such series. Such indenture also contains covenants limiting the Company’s ability to create certain liens, enter into sale and lease-back transactions, and consolidate or merge with or into, or convey, transfer or lease all, or substantially all of the Company’s properties and assets, each subject to certain exceptions.

The Senior Notes are classified as long-term debt in the Consolidated Balance Sheets.

Credit facilities:
Bridge Facility
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
2018 Credit Facility
In May 2018, the Company entered into a new credit agreement (the “2018 Credit Facility”), with JPMorgan Chase Bank, N.A. and certain other institutional lenders that provides for $1.75 billion of unsecured credit facilities comprised of a $1.25 billion loan facility maturing May 2023 (the “Revolving Credit Facility”) and a $500.0 million delayed draw term loan facility that matures on the third anniversary of the funding date (the “Term Loan”). Subject to the terms of the 2018 Credit Facility, the Company may request an additional loan facility up to $500.0 million. At the end of fiscal 2018, $425.0 million was outstanding under the Term Loan and no amounts were outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are available for working capital and general corporate purposes, including permitted acquisitions. The Company recognized $4.9 million of debt issuance costs associated with the 2018 Credit Facility that, along with prior unamortized costs, are being amortized to interest expense over the term of the 2018 Credit Facility.

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

The 2018 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company's and its subsidiaries’ ability to create liens and enter into sale and leaseback transactions and that restrict its subsidiaries’ ability to incur indebtedness. Further, the 2018 Credit Facility contains financial covenants that require the Company to maintain a minimum interest coverage of not less than 3.50 to 1.00 and a maximum leverage ratio of not greater than 3.50:1.00 (or 4.25:1.00 for the four fiscal quarters beginning in the third quarter of fiscal 2018 and 3.75:1.00, for the subsequent two fiscal quarter or for four fiscal quarters in connection with certain material acquisitions).
Uncommitted Facilities
The Company has two $75.0 million and one €100.0 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities") at the end of fiscal 2018. The $255.9 million outstanding under the Uncommitted Facilities at the end of fiscal 2018 and $128.0 million outstanding at the end of fiscal 2017 are classified as short-term debt in the Consolidated Balance Sheet. The weighted average interest rate was 2.16% and 2.24% at the end of fiscal 2018 and 2017, respectively.
Promissory Notes and Other Debt
At the end of fiscal 2018 and 2017, the Company had promissory notes and other notes payable totaling approximately $1.0 million and $1.2 million, respectively, of which $0.7 million and $0.8 million, respectively, was classified as long-term in the Consolidated Balance Sheet.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Operating Leases and Other Commitments
The Company’s principal facilities are leased under various cancelable and non-cancelable operating leases that expire at various dates through 2027. For tenant improvement allowances and rent holidays, Trimble records a deferred rent liability on the Consolidated Balance Sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the Consolidated Statements of Income.
The estimated future minimum payments required under the Company’s operating lease commitments at the end of fiscal 2018 were as follows (in millions):

2019	$42.7
2020	33.1
2021	25.3
2022	21.6
2023	17.5
Thereafter	26.9
Total	$167.1
Net rent expense under operating leases was $42.1 million in fiscal 2018, $35.5 million in fiscal 2017, and $34.4 million in fiscal 2016.
At the end of fiscal 2018, the Company had unconditional purchase obligations of approximately $269.0 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.

Additionally, the Company has certain acquisitions that include additional earn-out cash payments based on estimated future revenues, gross margins, or other milestones. At the end of fiscal 2018, the Company had $5.6 million included in Other current liabilities of $0.1 million and Other non-current liabilities of $5.5 million related to these earn-outs, representing the fair value of the contingent consideration.
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

At the End of Fiscal Year	2017
(In millions)
Available-for-sale securities:
U.S. Treasury securities	$9.6
Corporate debt securities	96.0
Commercial paper	100.1
Total available-for-sale securities	$205.7

Reported as:
Cash and cash equivalents	$26.8
Short-term investments	178.9
Total	$205.7

The gross realized gains or losses on the Company's available-for-sale investments for fiscal 2018 and 2017 were not significant. The gross unrealized losses on the Company's available-for-sale investments at the end of fiscal 2017 were de minimis.

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

At the End of Fiscal Year	2018				2017
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Available-for-sale securities:
U.S. Treasury securities (1)	$—	$—	$—	$—	$—	$9.6	$—	$9.6
Corporate debt securities (1)	—	—	—	—	—	96.0	—	96.0
Commercial paper (1)	—	—	—	—	—	100.1	—	100.1
Total available-for-sale securities	—	—	—	—	—	205.7	—	205.7
Deferred compensation plan assets (2)	28.5	—	—	28.5	27.1	—	—	27.1
Derivative assets (3)	—	0.4	—	0.4	—	0.5	—	0.5
Total assets measured at fair value	$28.5	$0.4	$—	$28.9	$27.1	$206.2	$—	$233.3
Liabilities
Deferred compensation plan liabilities (2)	$28.5	$—	$—	$28.5	$27.1	$—	$—	$27.1
Derivative liabilities (3)	—	—	—	—	—	0.1	—	0.1
Contingent consideration liabilities (4)	—	—	5.6	5.6	—	—	14.2	14.2
Total liabilities measured at fair value	$28.5	$—	$5.6	$34.1	$27.1	$0.1	$14.2	$41.4

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

(4)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payment under the arrangements is $59.1 million at the end of fiscal 2018. The fair values are estimated using scenario-based methods or option pricing methods based upon estimated future revenues, gross margins or other milestones. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

At the End of Fiscal Year	2018		2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2023 Senior Notes	$300.0	$300.8	$—	$—
2024 Senior Notes	400.0	406.5	400.0	430.4
2028 Senior Notes	600.0	598.5	—	—
2014 Credit Facility, retired	—	—	389.0	389.0
2018 Term Loan	425.0	425.0	—	—
Uncommitted facilities	255.9	255.9	128.0	128.0
Promissory notes and other debt	1.0	1.0	1.2	1.2

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

NOTE 11. DEFERRED COSTS TO OBTAIN CUSTOMER CONTRACTS

The Company classifies all deferred costs to obtain customer contracts, which consists of deferred commissions, as a non-current asset, included in Deferred costs, non-current on the Company’s Consolidated Balance Sheets. At the end of fiscal 2018, 2017 and 2016, the Company had $41.3 million, $35.0 million and $30.3 million of deferred costs to obtain customer contracts, respectively.
Amortization expense related to deferred costs to obtain customer contracts, for fiscal 2018, 2017 and 2016, was $23.6 million, $21.3 million and $18.7 million, respectively. It was included in sales and marketing expenses in the Company’s Consolidated Statements of Income. There were no impairment losses related to the deferred commissions for the periods presented.

NOTE 12. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in the Company’s deferred revenue during fiscal 2018 and 2017 are as follows:

Fiscal Years	2018	2017
(In millions)		*As Adjusted
Beginning balance of the period	$276.6	$246.4
Revenue recognized	(226.9)	(215.2)
Acquired deferred revenue	50.3	6.1
Net deferred revenue activity	287.2	239.3
Ending balance of the period	$387.2	$276.6
* See Note 2 for a summary of adjustments
Remaining Performance Obligations
As of the end of fiscal 2018, approximately $1.1 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily hardware, subscription, software maintenance and professional services contracts. The Company expects to recognize revenue of approximately 72% and 17% on these remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

NOTE 13: INCOME TAXES
Income before taxes and the provision (benefit) for taxes consisted of the following:

Fiscal Years	2018	2017	2016
		*As Adjusted	*As Adjusted
(In millions)
Income before taxes:
United States	$25.4	$33.2	$65.5
Foreign	252.6	215.0	110.6
Total	$278.0	$248.2	$176.1

Provision (benefit) for taxes:
US Federal:
Current	$(19.7)	$98.6	$34.0
Deferred	(25.8)	(6.1)	(15.4)
	(45.5)	92.5	18.6
US State:
Current	5.0	4.5	3.6
Deferred	(3.6)	(1.0)	0.5
	1.4	3.5	4.1
Foreign:
Current	57.0	42.7	28.8
Deferred	(18.2)	(9.0)	(7.6)
	38.8	33.7	21.2
Income tax provision (benefit)	$(5.3)	$129.7	$43.9
Effective tax rate	(2)%	52%	25%
* See Note 2 for a summary of adjustments

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) as a percentage of income before taxes ("effective tax rate") was as follows:

Fiscal Years	2018	2017	2016
		*As Adjusted	*As Adjusted
Statutory federal income tax rate	21%	35%	35%
Increase (reduction) in tax rate resulting from:
Foreign income taxed at different rates	(7)%	(15)%	(10)%
US State income taxes	1%	1%	2%
US Federal research and development credits	(4)%	(3)%	(3)%
Stock-based compensation	1%	2%	3%
Excess tax benefit related to stock-based compensation	(3)%	(4)%	—%
Effect of U.S. tax law change	(8)%	33%	—%
Other US taxes on foreign operations	2%	—%	—%
Tax reserve releases	(9)%	—%	—%
Divestiture	—%	—%	(5)%
Other	4%	3%	3%
Effective tax rate	(2)%	52%	25%
* See Note 2 for a summary of adjustments

The 2017 Tax Cuts and Jobs Act (the "Tax Act") reduced U.S. federal tax rate from 35% to 21%, imposed a one-time transition tax on accumulated foreign earnings and created new taxes on certain foreign-sourced earnings (referred to as “GILTI”). As a result, the Company recorded reasonable estimates as provisional amounts during the previous quarters, including a provisional net income tax expense of $80.2 million recorded in the fourth quarter of 2017. In the fourth quarter of 2018, the Company completed the accounting for the tax effects of the Tax Act and made immaterial adjustments to the provisional amounts recorded previously. Additionally, in the fourth quarter of 2018, the Company finalized its accounting policy election to record GILTI deferred taxes and recorded a $15.1 million one-time tax benefit.

The effective income tax rates in fiscal 2018 decreased compared to 2017 primarily due to the one-time impacts from the Tax Act, benefits from reserve releases due to the expiration of the U.S. federal statute of limitations for certain tax years, and a one-time benefit from deferred taxes in relation to GILTI.

The effective tax rate in fiscal 2017 increased compared to 2016 primarily due to the one-time impacts from the Tax Act and a tax benefit from a divestiture of a non-strategic business in 2016, partially offset by a favorable change in the geographic mix of pretax income and stock-based compensation tax benefits.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

At the End of Fiscal Year	2018	2017
		*As Adjusted
(In millions)
Deferred tax liabilities:
Purchased intangibles	$166.0	$69.8
Depreciation and amortization	5.2	13.1
Deferred revenue	—	1.3
Other	9.5	8.4
Total deferred tax liabilities	180.7	92.6

Deferred tax assets:
Expenses not currently deductible	33.4	24.7
U.S. tax credit carryforwards	30.3	21.9
U.S. net operating loss carryforwards	20.8	6.4
Foreign net operating loss carryforwards	16.9	20.2
Stock-based compensation	20.3	21.4
Global Intangible Low-Taxed Income	13.4	—
Deferred revenue	3.6	—
Other	8.2	(4.4)
Total deferred tax assets	146.9	90.2
Valuation allowance	(27.8)	(25.2)
Total deferred tax assets	119.1	65.0
Total net deferred tax liabilities	$(61.6)	$(27.6)

Reported as:
Non-current deferred income tax assets	12.2	20.2
Non-current deferred income tax liabilities	(73.8)	(47.8)
Net deferred tax liabilities	$(61.6)	$(27.6)
* See Note 2 for a summary of adjustments
At the end of fiscal 2018, the Company has federal and foreign net operating loss carryforwards, or NOLs, of approximately $86.8 million and $83.8 million, respectively. The federal NOLs will begin to expire in 2021. There is, generally, no expiration for the foreign NOLs. Utilization of the Company’s federal and state NOLs is subject to annual limitations in accordance with the applicable tax code. The Company has determined that it is more likely than not that the Company will not realize a portion of the foreign NOLs and, accordingly, a valuation allowance has been established for such amount.

The Company has Federal and California research and development credit carryforwards after federal tax benefit of approximately $6.0 million and $22.4 million, respectively. The federal tax credit carryforwards will expire beginning 2026. The California research tax credits have an indefinite carryforward period. The Company believes that it is more likely than not that the Company will not realize a portion of the California research and development credit carryforwards and, accordingly, a valuation allowance has been established for such amount.
As a result of the Tax Act, the Company can repatriate foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences, other than the transition tax. The Company reinvested a large portion of its undistributed foreign earnings in acquisitions and other investments and intends to bring back a portion of foreign cash which was subject to the transition tax and GILTI. During fiscal 2018, the Company repatriated $609.3 million of its foreign earning to the U.S.

The total amount of the unrecognized tax benefits at the end of fiscal 2018 was $69.1 million. A reconciliation of gross unrecognized tax benefit is as follows:

Fiscal Years	2018	2017	2016
(In millions)
Beginning gross balance	$82.4	$72.9	$59.0
Increase (decrease) related to prior years' tax positions	4.5	(0.6)	7.5
Increase related to current year tax positions	10.0	12.1	9.9
Lapse of statute of limitations	(18.9)	(1.6)	(1.4)
Settlement with taxing authorities	(8.9)	(0.4)	(2.1)
Ending gross balance	$69.1	$82.4	$72.9
The Company's total unrecognized tax benefits that, if recognized, would affect its effective tax rate were $60.5 million and $68.5 million at the end of fiscal 2018 and 2017, respectively.
The Company and its subsidiaries are subject to U.S. federal, state, and foreign income taxes. The Company's tax years are substantially closed for all U.S. federal and state income taxes for audit purposes through 2014, except 2011 and 2012. Non-U.S. income tax matters have been concluded for years through 2007. The Company is currently in various stages of multiple year examinations by federal, state, and foreign (multiple jurisdictions) taxing authorities. While the Company generally believes it is more likely than not that its tax positions will be sustained, it is reasonably possible that future obligations related to these matters could arise. The Company believes that its reserves are adequate to cover any potential assessments that may result from the examinations and negotiations.
In the first quarter of fiscal 2015, the Company received a Notice of Proposed Adjustment from the IRS for the fiscal years 2010 and 2011. The proposed adjustments primarily relate to the valuations of intercompany transfers of acquired intellectual property. The assessments of tax and penalties for the years in question total $67.0 million. In January 2018, the Company and IRS reached agreement to settle certain aspects of the assessments constituting $15.8 million of the total $67.0 million assessment. The Company paid $8.6 million during 2018 to settle the $15.8 million assessment. The Company’s reserves were adequate to cover this agreement. On March 7, 2018 the Company received a formal Notice of Deficiency for fiscal year 2011, assessing tax and penalties totaling $51.2 million for the remainder of the assessment. The Company does not agree with the IRS position. Accordingly, on June 1, 2018, the Company filed a petition with the U.S. tax court relating to the Notice of Deficiency. On August 3, 2018, the IRS filed its response to the Company’s petition, with no changes to its position.
Although timing of the resolution and/or closure of audits is not certain, the Company does not believe that its gross unrecognized tax benefits would materially change in the next twelve months.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s liability for unrecognized tax benefits including interest and penalties was recorded in Other non-current liabilities in the accompanying Consolidated Balance Sheets. At the end of fiscal 2018 and 2017, the Company had accrued $11.0 million and $12.7 million, respectively, for payment of interest and penalties.

NOTE 14: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related tax were as follows:

At the End of Fiscal Year	2018	2017
		* As Adjusted
(In millions)
Accumulated foreign currency translation adjustments	$(183.4)	$(127.8)
Net unrealized loss on short-term investments	—	(0.2)
Net unrealized actuarial losses	(2.7)	(3.4)
Total accumulated other comprehensive loss	$(186.1)	$(131.4)
* See Note 2 for a summary of adjustments

NOTE 15: EMPLOYEE STOCK BENEFIT PLANS
2002 Stock Plan
Trimble’s 2002 Stock Plan provides for the granting of incentive and non-statutory stock options and RSUs for up to 74.6 million shares plus any shares currently reserved but unissued to employees and directors of Trimble. Grants of RSUs reduce the plan reserves by a 1.69 multiplier. As of the end of fiscal 2018, the number of shares available for grant under the 2002 stock plan was 12.7 million.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the periods indicated:

Fiscal Years	2018	2017	2016
(In millions)
Restricted stock units	$68.9	$53.3	$35.9
Stock options	1.5	5.7	10.9
ESPP	6.5	5.8	5.8
Total stock-based compensation expense	$76.9	$64.8	$52.6
At the end of fiscal 2018, total unamortized stock-based compensation expense was $129.1 million, with a weighted-average recognition period of 2.8 years.
Restricted Stock Units
Time-based RSUs generally vest over four years based on continued employment. Market-based RSUs and PRSUs, which are granted to executive officers and other senior employees, generally vest after two to three years.
PRSUs vest upon the achievement of specified performance goals, as well as continued employment, and the expense recognized is based upon the expected achievement of such goals.
Market-based RSUs vest based on the achievement of the Company’s relative total stockholder return ("TSR") of its common stock as compared to the TSR of the constituents of the S&P 500 at the start of the performance period.

The following table summarizes the Company’s RSU activity during fiscal 2018:

	Restricted Stock Units Outstanding
	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(In millions, except for per share data)
Outstanding at the beginning of year	5.1	$31.71
Granted (1)	2.7	$37.43
Shares vested, net	(2.5)	$29.39
Cancelled and Forfeited	(0.4)	$34.89
Outstanding at the end of year	4.9	$35.94
(1) During fiscal year 2018, the Company granted approximately 2.0 million time-based RSUs, 0.2 million PRSUs and 0.5 million market-based RSUs. As of fiscal year end 2018, the Company has 1.5 million market-based RSUs and PRSUs outstanding. 0.7 million were vested as of fiscal 2018 year end.
The weighted-average grant date fair value of RSUs granted during fiscal years 2018, 2017, and 2016 was $37.43, $40.19, and $26.13 per share, respectively. The fair value of all RSUs vested during fiscal years 2018, 2017, and 2016 was $73.9 million, $40.4 million, and $33.6 million, respectively.
Stock options
Employee stock options generally vest over four years with annual or monthly vesting and expire seven years from the date of grant. The following table summarizes information about stock options outstanding as of fiscal 2018 year end:

	Number Of Shares (in millions)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of year	4.4	$26.12
Options granted	0.1	34.94
Options exercised	(2.1)	23.91
Outstanding at the end of year	2.4	28.26	1.94	$10.3
Options exercisable	2.3	$28.14	1.78	$10.0
The total intrinsic value of options exercised during fiscal 2018, 2017, and 2016 was $30.0 million, $41.1 million, and $36.0 million, respectively.
Fair Value of Stock Options
The weighted-average grant date fair value per share of stock options granted during fiscal years 2018 and 2016 was $10.62, and $6.03, respectively. The fair value of all stock options vested during fiscal years 2018, 2017, and 2016 was $1.9 million, $6.5 million, and $14.6 million, respectively.
Employee Stock Purchase Plan
The Company has an ESPP under which the stockholders have approved an aggregate of 39.0 million shares of Common Stock for issuance to eligible employees. The plan permits eligible employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period, which is generally six months. Rights to purchase shares are granted during the first and third quarter of each fiscal year. The ESPP terminates on March 15, 2027. In fiscal 2018, 2017, and 2016, 0.8 million, 0.8 million, and 1.1 million shares were issued, respectively, representing $24.0 million, $20.4 million, and $19.1 million in cash received for the issuance of stock under the Purchase Plan. At the end of fiscal 2018, the number of shares reserved for future purchases was 8.2 million.

NOTE 16: COMMON STOCK REPURCHASE
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
Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. At the end of fiscal 2018, the 2017 Stock Repurchase Program had remaining authorized funds of $352.2 million.
During fiscal 2018, the Company repurchased approximately 2.4 million shares of common stock in open market purchases, at an average price of $37.23 per share, for a total of $90.0 million under the 2017 Stock Repurchase Programs.
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
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-capital, based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. As a result of the 2018 repurchases, retained earnings was reduced by $75.3 million in fiscal 2018. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes.
NOTE 17: STATEMENT OF CASH FLOW DATA

Fiscal Years	2018	2017	2016
(In millions)
Supplemental disclosure of cash flow information:
Interest paid	$69.3	$28.4	$27.3
Income taxes paid	$62.3	$46.6	$57.4

NOTE 18: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Both fiscal 2018 and 2017 were a 52-week year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Period	2018	2018	2018	2018
(In millions, except per share data)
Revenue	$742.2	$785.5	$795.2	$785.5
Gross margin	396.2	422.7	426.9	435.2
Net income attributable to Trimble Inc.	58.5	64.1	73.7	86.5
Basic net income per share	0.24	0.26	0.29	0.34
Diluted net income per share	0.23	0.25	0.29	0.34

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Period	2017	2017	2017	2017
	*As Adjusted	*As Adjusted	*As Adjusted	*As Adjusted
(In millions, except per share data)
Revenue	$610.6	$659.9	$676.2	$699.8
Gross margin	324.3	342.6	351.2	359.5
Net income (loss) attributable to Trimble Inc.	49.8	47.3	57.2	(35.9)
Basic net income (loss) per share	0.20	0.19	0.23	(0.14)
Diluted net income (loss) per share	0.19	0.18	0.22	(0.14)
* See Note 2 for a summary of adjustments

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trimble Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trimble Inc. (the Company) as of December 28, 2018 and December 29, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2018 and December 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers, and incremental costs to obtain customer contracts in each period presented due to the adoption of ASU No. 2014‑09, Revenue from Contracts with Customers, as amended.
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
February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trimble Inc.

Opinion on Internal Control over Financial Reporting

We have audited Trimble Inc.’s internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trimble Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2018, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of all current year acquisitions, which are included in the 2018 consolidated financial statements of the Company and constituted less than 2% of tangible assets and net assets, respectively, as of December 28, 2018, and approximately 5% and 7% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of all current year acquisitions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2018 and December 29, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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
February 21, 2019

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
The Company’s management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The Company has excluded from its evaluation the internal control over financial reporting of all current year acquisitions, which are included in the December 28, 2018 consolidated financial statements and constituted less than 2% of tangible assets and net assets, respectively, as of December 28, 2018, and approximately 5% and 7% of revenue and net income, respectively, for the year then ended. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective at the end of fiscal 2018.
The effectiveness of our internal control over financial reporting at the end of fiscal 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(b) Exhibits
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this Form 10-K.

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

4.2
Indenture, dated as of October 30, 2014, between the Company and U.S. Bank National Association (Incorporated by reference to exhibit number 4.2 to the Company’s Registration Statement on Form S-3, filed October 30, 2014)

4.3
First Supplemental Indenture, dated November 24, 2014, between the Company and U.S. Bank National Association (which includes Form of 4.750% Senior Note due 2024) (Incorporated by reference to exhibit number 4.1 to the Company’s Current Report on Form 8-K, filed November 24, 2014)

4.4
Second Supplemental Indenture, dated October 1, 2016, between Trimble Inc., Trimble Navigation Limited and U.S. Bank National Association (Incorporated by reference to exhibit number 4.2 to the Company’s Current Report on Form 8-K, filed October 3, 2016)

4.5
Third Supplemental Indenture, dated June 15, 2018, between Trimble Inc. and U.S. Bank National Association (which includes Form of 4.150% Senior Note due 2023 and Form of 4.900% Senior Note due 2028) (Incorporated by reference to exhibit number 4.1 to the Company’s Current Report on Form 8-K, filed June 15, 2018)

10.1+	Change in Control Severance Agreement between the Company and Steven W. Berglund dated February 20, 2019 (filed herewith)

10.2+	Executive Severance Agreement between the Company and Steven W. Berglund dated February 20, 2019 (filed herewith)

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

10.6+	Annual Management Incentive Plan Description (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10_Q for the quarter ended March 31, 2017)

10.7+	Incentive Compensation Recoupment Policy (Incorporated by reference to exhibit number 99.1 to the Company’s current report on Form 8-K filed, filed May 8, 2017)

10.8+	Board of Directors Compensation Policy (effective as of May 7, 2015) (Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2015)

10.9+
Deferred Compensation Plan effective December 30, 2004, as amended and restated (Incorporated by reference to exhibit number 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.10
Lease dated May 11, 2005 between Carr America Realty Operating Partnership, L.P. and the Company (Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005)

10.11
First Amendment to Lease between Carr NP Properties, LLC and the Company (Incorporated by reference to exhibit number 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.12
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
Consigned Excess Inventory Addendum to the Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated July 6, 2009 (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009)

10.15
Credit Agreement dated as of May 15, 2018 by and among Trimble Inc., the borrowing subsidiaries from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed May 16, 2018)

10.16
Stock Purchase Agreement dated as of February 2, 2018 by and among Trimble Inc., e-Builder, Inc. and the stockholders of e-Builder named therein (Incorporated by reference to exhibit number 2.1 to the Company’s Current Report on Form 8-K, filed February 2, 2018)

10.17
Agreement and Plan of Merger by and among Trimble Inc., Jefferson Merger Sub, Inc., Waterfall Holdings, Inc. and Bain Capital Private Equity, LP, dated April 23, 2018 (Incorporated by reference to exhibit number 2.1 to the Company’s Current Report on Form 8-K, filed April 24, 2018)

10.18+
Retirement Benefit Agreement dated October 6, 2017 between the Company and James Veneziano (Incorporated by reference to exhibit number 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2017)

10.19+	Amended and Restated 2002 Stock Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Form DEF 14A filed on March 23, 2017)

10.20+	Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Form DEF 14A on March 23, 2017)

10.21+
Form of officer stock option agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2014)

10.22+
Form of U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2014)

10.23+
Form of non-U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2014)

10.24+
Form of global stock option agreement (officers) under the Company’s Amended and Restated 2002 Stock Plan. (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.25+
Form of global restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.26+
Form of global subscription agreement under the Company’s Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)

10.27+
Form of global performance restricted stock unit award agreement under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2015 )

10.28+
Form of global restricted stock unit award agreement (officers) under the Company’s Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.30 to the Company's Annual Report on Form 10-K for the year ended January 1, 2016)

10.29+	Offer letter between the Company and Robert G. Painter dated January 29, 2016 (Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed February 2, 2016)

10.30+
Form of Global Performance Stock Unit Award Agreement (Total Shareholder Return) under the Company's Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016)

10.31+
Form of Global Performance Stock Unit Award Agreement (Operating Income/Revenue) under the Company's Amended and Restated 2002 Stock Plan (Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016)

10.32+	Age and Service Equity Vesting Program (Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.33+
Form of Global Performance Stock Unit Award Agreement (Operating Income/Revenue). (Incorporated by reference to exhibit number 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.34+
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
February 21, 2019

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ STEVEN W. BERGLUND Steven W. Berglund	President, Chief Executive Officer, Director	February 21, 2019

/s/ ROBERT G. PAINTER Robert G. Painter	Chief Financial Officer (Principal Financial Officer)	February 21, 2019

/s/ JULIE A. SHEPARD Julie A. Shepard	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2019

/s/ ULF J. JOHANSSON Ulf J. Johansson	Director	February 21, 2019

/s/ MERIT E. JANOW Merit E. Janow	Director	February 21, 2019

/s/ MEAGHAN LLOYD Meaghan Lloyd	Director	February 21, 2019

/s/ RON S. NERSESIAN Ron S. Nersesian	Director	February 21, 2019

/s/ MARK S. PEEK Mark S. Peek	Director	February 21, 2019

/s/ KAIGHAM (KEN) GABRIEL Kaigham (Ken) Gabriel	Director	February 21, 2019

/s/ JOHAN WIBERGH Johan Wibergh	Director	February 21, 2019

/s/ SANDRA MACQUILLAN Sandra MacQuillan	Director	February 21, 2019

SCHEDULE II
TRIMBLE INC.
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years	2018	2017	2016
(In millions)
Allowance for doubtful accounts:
Balance at beginning of period	$3.6	$5.0	$5.0
Acquired allowance	1.6	0.3	0.3
Bad debt expense	3.4	1.2	3.0
Write-offs, net of recoveries	(4.0)	(2.9)	(3.3)
Balance at end of period	$4.6	$3.6	$5.0