Form 10-Q
period 2019-03-29
TRIMBLE INC.
filed 2019-05-07
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	TRMB	The Nasdaq Capital Market
As of May 3, 2019, there were 251,625,057 shares of Common Stock, par value $0.001 per share, outstanding.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended March 29, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	First Quarter of	Fiscal Year End
As of	2019	2018
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$216.7	$172.5
Accounts receivable, net	525.2	512.6
Other receivables	23.8	33.2
Inventories	303.7	298.0
Other current assets	78.4	72.8
Total current assets	1,147.8	1,089.1
Property and equipment, net	212.8	212.9
Operating lease right-of-use assets	121.1	—
Goodwill	3,540.8	3,540.0
Other purchased intangible assets, net	697.5	744.3
Deferred costs, non-current	41.3	41.3
Other non-current assets	158.8	148.8
Total assets	$5,920.1	$5,776.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$246.8	$256.2
Accounts payable	147.6	147.6
Accrued compensation and benefits	112.1	169.2
Deferred revenue	422.9	348.4
Accrued warranty expense	14.1	15.3
Other current liabilities	146.5	118.5
Total current liabilities	1,090.0	1,055.2
Long-term debt	1,647.8	1,712.3
Deferred revenue, non-current	41.5	38.8
Deferred income tax liabilities	74.7	73.8
Income taxes payable	75.3	71.3
Operating lease liabilities	95.1	—
Other non-current liabilities	152.7	150.2
Total liabilities	3,177.1	3,101.6
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 251.5 and 250.9 shares issued and outstanding as of the end of the first quarter of fiscal 2019 and fiscal year end 2018, respectively	0.3	0.3
Additional paid-in-capital	1,634.5	1,591.9
Retained earnings	1,289.4	1,268.3
Accumulated other comprehensive loss	(182.5)	(186.1)
Total Trimble Inc. stockholders' equity	2,741.7	2,674.4
Noncontrolling interests	1.3	0.4
Total stockholders' equity	2,743.0	2,674.8
Total liabilities and stockholders' equity	$5,920.1	$5,776.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter of
(In millions, except per share amounts)	2019	2018
Revenue:
Product	$488.4	$497.8
Service	159.2	128.8
Subscription	154.0	115.6
Total revenue	801.6	742.2
Cost of sales:
Product	230.7	235.4
Service	64.0	59.6
Subscription	44.4	27.9
Amortization of purchased intangible assets	24.2	23.1
Total cost of sales	363.3	346.0
Gross margin	438.3	396.2
Operating expense:
Research and development	118.2	109.3
Sales and marketing	127.4	122.1
General and administrative	82.8	81.6
Restructuring charges	3.5	1.6
Amortization of purchased intangible assets	20.1	17.4
Total operating expense	352.0	332.0
Operating income	86.3	64.2
Non-operating income (expense), net:
Interest expense, net	(21.9)	(9.5)
Foreign currency transaction gain (loss), net	(0.9)	3.7
Income from equity method investments, net	8.8	4.9
Other income, net	2.9	3.4
Total non-operating income (expense), net	(11.1)	2.5
Income before taxes	75.2	66.7
Income tax provision	12.8	8.0
Net income	62.4	58.7
Net gain attributable to noncontrolling interests	0.1	0.2
Net income attributable to Trimble Inc.	$62.3	$58.5
Basic earnings per share	$0.25	$0.24
Shares used in calculating basic earnings per share	251.5	248.8
Diluted earnings per share	$0.25	$0.23
Shares used in calculating diluted earnings per share	254.0	253.2
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter of
	2019	2018
(In millions)
Net income	$62.4	$58.7
Foreign currency translation adjustments, net of tax	3.4	30.3
Net unrealized gain, net of tax	0.2	—
Comprehensive income	66.0	89.0
Comprehensive gain attributable to noncontrolling interests	0.1	0.2
Comprehensive income attributable to Trimble Inc.	$65.9	$88.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2018	250.9	$0.3	$1,591.9	$1,268.3	$(186.1)	$2,674.4	$0.4	$2,674.8
Net income	—	—	—	62.3	—	62.3	0.1	62.4
Other comprehensive income	—	—	—	—	3.6	3.6	—	3.6
Comprehensive income						65.9		66.0
Issuance of common stock under employee plans, net of tax withholdings	1.6	—	33.3	(7.7)	—	25.6	—	25.6
Stock repurchases	(1.0)	—	(6.5)	(33.5)	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	16.6	—	—	16.6	—	16.6
Noncontrolling interest investments	—	—	(0.8)	—	—	(0.8)	0.8	—
Balance at the end of the first quarter of fiscal 2019	251.5	$0.3	$1,634.5	$1,289.4	$(182.5)	$2,741.7	$1.3	$2,743.0

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2017	248.9	$0.2	$1,461.1	$1,084.6	$(131.4)	$2,414.5	$—	$2,414.5
Net income	—	—	—	58.5	—	58.5	0.2	58.7
Other comprehensive income	—	—	—	—	30.3	30.3	—	30.3
Comprehensive income						88.8		89.0
Issuance of common stock under employee plans, net of tax withholdings	1.1	—	25.8	3.0	—	28.8	—	28.8
Stock repurchases	(1.3)	—	(7.5)	(42.5)	—	(50.0)	—	(50.0)
Stock-based compensation	—	—	17.6	—	—	17.6	—	17.6
Balance at the end of the first quarter of fiscal 2018	248.7	$0.2	$1,497.0	$1,103.6	$(101.1)	$2,499.7	$0.2	$2,499.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter of
(In millions)	2019	2018
Cash flow from operating activities:
Net income	$62.4	$58.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10.2	8.5
Amortization expense	44.3	40.5
Deferred income taxes	1.1	(10.8)
Stock-based compensation	16.3	17.4
Income from equity method investments	(4.8)	(0.1)
Other non-cash items	1.8	(11.1)
(Increase) decrease in assets:
Accounts receivable, net	(13.8)	(29.4)
Inventories	(6.8)	(21.7)
Other current and non-current assets	6.1	(1.1)
Increase (decrease) in liabilities:
Accounts payable	3.4	11.1
Accrued compensation and benefits	(57.0)	(41.6)
Deferred revenue	77.1	69.6
Other current and non-current liabilities	7.3	(7.1)
Net cash provided by operating activities	147.6	82.9
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	4.9	(518.7)
Acquisitions of property and equipment	(14.5)	(18.2)
Purchases of short-term investments	—	(24.0)
Proceeds from maturities of short-term investments	—	6.2
Proceeds from sales of short-term investments	—	196.8
Other	—	4.4
Net cash used in investing activities	(9.6)	(353.5)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	25.6	25.3
Repurchases of common stock	(40.0)	(53.0)
Proceeds from debt and revolving credit lines	266.9	591.0
Payments on debt and revolving credit lines	(339.7)	(383.0)
Other	(7.1)	—
Net cash provided by (used in) financing activities	(94.3)	180.3
Effect of exchange rate changes on cash and cash equivalents	0.5	6.3
Net increase (decrease) in cash and cash equivalents	44.2	(84.0)
Cash and cash equivalents - beginning of period	172.5	358.5
Cash and cash equivalents - end of period	$216.7	$274.5

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
NOTE 1. OVERVIEW AND BASIS OF PRESENTATION
Company and Background
The Company began operations in 1978 and was originally incorporated in California as Trimble Navigation Limited in 1981. On October 1, 2016, Trimble Navigation Limited changed its name to Trimble Inc. ("Trimble" or the "Company") and changed its state of incorporation from the State of California to the State of Delaware. Other than the change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities, or total stockholders' equity of the Company, nor did it result in any change in location of the Company's employees, including the Company's management.
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2019 is January 3, 2020 and for fiscal 2018 was December 28, 2018. The first quarter of fiscal 2019 and 2018 ended on March 29, 2019 and March 30, 2018, respectively. Fiscal 2019 is 53-week year and 2018 is 52-week year. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling stockholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The unaudited interim Condensed Consolidated Financial Statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for the full year. The information included in this Form 10-Q should be read in conjunction with information included in Trimble's Form 10-K filed with the U.S. Securities and Exchange Commission on February 21, 2019.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in its Condensed Consolidated Financial Statements and accompanying notes. Estimates and assumptions are used for revenue recognition, including determining the nature and timing of satisfaction of performance obligations and determining standalone selling price of performance obligations, allowances for doubtful accounts, sales returns reserve, allowances for inventory valuation, warranty costs, investments, goodwill impairment, intangibles impairment, purchased intangibles, useful lives for tangible and intangible assets, stock-based compensation, and income taxes among others. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Actual results and outcomes may differ from management's estimates and assumptions.

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting polices during the first quarter of fiscal 2019 from those disclosed in the Company’s most recent Form 10-K, except for the following changes to our accounting policies as a result of adopting the new lease standard as discussed below:
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the FASB issued a new lease standard that requires a lessee to recognize lease assets and lease liabilities on the balance sheet for most leases and provide enhanced disclosures. The Company adopted the new standard at the beginning of fiscal year 2019 by applying a modified retrospective method without restating comparative periods. Upon adoption, certain practical expedients were used to carry forward existing leases as previously defined and classified. Leases containing both lease and non-lease components are accounted for as part of the overall lease arrangement.
Operating leases with lease terms greater than one year are included in Operating lease right-of-use (“ROU”) assets, Other current liabilities, and Operating lease liabilities on the Company's Condensed Consolidated Balance Sheets. Those ROU assets and liabilities are recognized at the present value of lease payments over the lease terms by utilizing the Company’s incremental borrowing rate.
The standard had a material impact on the Company’s Condensed Consolidated Balance Sheets but did not have an impact on its Condensed Consolidated Income Statements or Statement of Cash Flows. The most significant impact was the recognition of $123.5 million ROU assets and $126.1 million lease liabilities for its operating leases at the adoption date.
Recently issued Accounting Pronouncements not yet adopted
Financial Instruments - Credit Losses
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

Intangibles - Goodwill and Other
In January 2017, the FASB issued new guidance that simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the current two-step impairment test. The impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is applied on a prospective basis and is effective for the Company beginning in fiscal 2020, and early adoption is permitted. The Company currently anticipates that the adoption will not have a material impact on its Condensed Consolidated Financial Statements.
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
Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements, and other factors. The program may be suspended, modified, or discontinued at any time without prior notice.
During the first quarter of fiscal 2019, the Company repurchased approximately 1.0 million shares of common stock in open market purchases, at an average price of $39.59 per share, for a total of $40.0 million under the 2017 Stock Repurchase Program.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital based on the average book value per share for all outstanding shares, calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase is charged to retained earnings. As a result of the repurchases, retained earnings was reduced by $33.5 million in the first quarter of fiscal 2019. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. At the end of the first quarter of fiscal 2019, the 2017 Stock Repurchase Program had remaining authorized funds of $312.2 million.
NOTE 4. BUSINESS COMBINATIONS

The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. The preliminary fair values of net tangible assets and intangible assets acquired were based on preliminary valuations and estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, income and non-income based taxes, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired during the measurement period.
Intangible Assets
The following table presents details of the Company’s total intangible assets:

As of	First Quarter of Fiscal 2019			Fiscal Year End 2018
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$1,222.0	$(850.7)	$371.3	$1,220.3	$(825.3)	$395.0
Trade names and trademarks	72.9	(54.7)	18.2	72.9	(53.3)	19.6
Customer relationships	715.6	(422.7)	292.9	715.1	(406.5)	308.6
Distribution rights and other intellectual property	78.4	(63.3)	15.1	84.4	(63.3)	21.1
	$2,088.9	$(1,391.4)	$697.5	$2,092.7	$(1,348.4)	$744.3

The estimated future amortization expense of purchased intangible assets as of the end of the first quarter of fiscal 2019 was as follows:

(In millions)
2019 (Remaining)	$121.0
2020	139.7
2021	118.3
2022	99.2
2023	85.6
Thereafter	133.7
Total	$697.5
Goodwill
The changes in the carrying amount of goodwill by segment for the first quarter of fiscal 2019 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of fiscal year end 2018	$1,970.2	$403.1	$305.7	$861.0	$3,540.0
Purchase price adjustments- prior years' acquisitions	(0.3)	—	—	(0.4)	(0.7)
Foreign currency translation adjustments	3.4	(1.6)	(0.5)	0.2	1.5
Balance as of the end of the first quarter of fiscal 2019	$1,973.3	$401.5	$305.2	$860.8	$3,540.8
Viewpoint and e-Builder acquisitions
On July 2, 2018, the Company acquired all of the outstanding shares of Viewpoint in an all-cash transaction valued at $1,211.3 million. Viewpoint is a provider of construction management software, which integrates a contractor’s financial and resource management to their project operations in the field. The integration across the office, team, and field workflows enables contractors to employ Viewpoint to effectively manage and gain visibility over data and workflows that span the construction lifecycle from pre-production planning, to product operations and supply chain management, through project hand over, and asset operation and maintenance.
On February 2, 2018, the Company completed the acquisition of e-Builder in an all-cash transaction valued at $485.5 million. e-Builder is a SaaS-based construction program management solution for capital program owners and program management firms that provides an integrated project delivery solution for owners, program managers, and contractors across the design, construct, and operate lifecycle.
Viewpoint and e-Builder’s results of operations have been included in the Company’s Condensed Consolidated Statements of Income since their respective acquisition dates and for the first quarter of fiscal 2019. Both Viewpoint and e-Builder's performance are reported under the Buildings and Infrastructure segment.
The two acquisitions were funded through the use of approximately $211.2 million of the Company’s existing cash, with the remainder funded through the issuance of senior notes and the Company’s 2018 Credit Facilities (as defined in Note 7).
The following table summarizes the consideration transferred to acquire Viewpoint and e-Builder, the assets acquired, and liabilities assumed, and the estimated useful lives of the identifiable intangible assets as of the dates of the acquisitions:

(In millions)	Viewpoint		e-Builder
Total purchase consideration	$1,211.3		$485.5
Net tangible assets acquired	(0.4)		2.0
Intangible assets acquired:		Estimated Useful Life		Estimated Useful Life
Developed product technology	225.4	6 years	60.5	7 years
In-Process Research & Development	12.9	n/a	—
Order backlog	—		1.7	6 months
Customer relationships	158.6	10 years	42.4	10 years
Trade name	8.9	5 years	4.8	7 years
Favorable Lease	4.3	4 - 9 years	—
Subtotal	410.1		109.4
Deferred tax liability	(61.2)		(18.2)
Less fair value of all assets/liabilities acquired	348.5		93.2
Goodwill	$862.8		$392.3
$52.6 million
Goodwill consisted of highly skilled and valuable assembled workforce, a proven ability to generate new products and services to drive future revenue, and a premium paid by the Company for synergies unique to its business. As of the first quarter of fiscal 2019, goodwill of $95.8 million for Viewpoint is expected to be deductible for tax purposes.
The following table presents supplemental pro forma results of operations of the Company, Viewpoint, and e-Builder, as if the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisitions taken place on the first day of fiscal 2018, or of future results. Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the applicable acquisition dates. For the first quarter of fiscal 2018, the major impacts for the pro forma results include amortization of intangible assets related to the acquisitions, impacts from adoption of Revenue from Contracts with Customers, interest expense for debt used to purchase Viewpoint and e-Builder, income tax effects, and other adjustments to reflect fair value. The pro forma information for the first quarter of fiscal 2018 is as follows:

First Quarter of
Fiscal Period	2018
(in millions, except per share data)
Revenue	$793.8
Net income attributable to Trimble Inc.	57.7
Basic earnings per share	0.23
Diluted earnings per share	0.23

NOTE 5. INVENTORIES
Inventories consisted of the following:

	First Quarter of	Fiscal Year End
As of	2019	2018
(In millions)
Raw materials	$104.3	$96.2
Work-in-process	12.6	12.6
Finished goods	186.8	189.2
Total inventories	$303.7	$298.0
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

The following Reporting Segment tables reflect the results of the Company’s reportable operating segments under its management reporting system. These results are not necessarily in conformity with U.S. GAAP. The Company presents segment revenue and income excluding the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting. Segment income presented also excludes the effects of certain acquired capitalized commissions that were eliminated in purchase accounting, along with other adjustments that have historically been excluded in prior periods, as though the acquired companies operated independently in the periods presented. This is consistent with the way the chief operating decision maker evaluates each of the segment's performance and allocates resources. Comparative period financial information by reportable segment has been recast to conform with the current presentation.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
First Quarter of Fiscal 2019
Revenue	$292.0	$161.2	$159.3	$189.1	$801.6
Acquired deferred revenue adjustment	2.7	—	0.2	—	2.9
Segment revenue	$294.7	$161.2	$159.5	$189.1	$804.5

Operating income	$61.4	$29.4	$51.0	$31.2	$173.0
Acquired deferred revenue adjustment	2.7	—	0.2	—	2.9
Amortization of acquired capitalized commissions	(1.6)	—	(0.1)	—	(1.7)
Segment operating income	$62.5	$29.4	$51.1	$31.2	$174.2

Depreciation expense	$2.1	$1.6	$1.1	$1.1	$5.9

First Quarter of Fiscal 2018
Revenue	$224.7	$174.5	$159.2	$183.8	$742.2
Acquired deferred revenue adjustment	2.5	—	0.3	0.1	2.9
Segment revenue	$227.2	$174.5	$159.5	$183.9	$745.1

Operating income	$43.5	$37.3	$51.7	$30.4	$162.9
Acquired deferred revenue adjustment	2.5	—	0.3	0.1	2.9
Amortization of acquired capitalized commissions	(0.4)	—	(0.1)	—	(0.5)
Segment operating income	$45.6	$37.3	$51.9	$30.5	$165.3

Depreciation expense	$1.4	$1.4	$1.0	$1.1	$4.9

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of the First Quarter of Fiscal 2019
Accounts receivable, net	$186.2	$111.3	$101.7	$126.0	$525.2
Inventories	64.7	136.7	43.9	58.4	303.7
Goodwill	1,973.3	401.5	305.2	860.8	3,540.8
As of Fiscal Year End 2018
Accounts receivable, net	177.5	118.7	83.8	132.6	512.6
Inventories	70.3	133.5	46.2	48.0	298.0
Goodwill	$1,970.2	$403.1	$305.7	$861.0	$3,540.0
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	First Quarter of
	2019	2018
(In millions)
Consolidated segment operating income	$174.2	$165.3
Unallocated corporate expense	(21.3)	(23.4)
Restructuring charges	(3.7)	(1.4)
Acquired deferred revenue adjustment	(2.9)	(2.9)
Amortization of purchased intangible assets	(44.3)	(40.5)
Stock-based compensation	(16.3)	(17.4)
Amortization of acquired capitalized commissions	1.7	0.5
Acquisition / divestiture items	(1.1)	(16.0)
Consolidated operating income	86.3	64.2
Non-operating income (expense), net:	(11.1)	2.5
Consolidated income before taxes	$75.2	$66.7

On a total Company basis, the disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
First Quarter of Fiscal 2019
North America	$165.6	$62.9	$41.9	$152.0	$422.4
Europe	83.9	54.7	88.9	21.1	248.6
Asia Pacific	38.5	31.7	12.7	10.5	93.4
Rest of World	6.7	11.9	16.0	5.5	40.1
Total consolidated revenue	$294.7	$161.2	$159.5	$189.1	$804.5
First Quarter of Fiscal 2018
North America	$115.9	$69.4	$48.4	$151.2	$384.9
Europe	75.6	49.6	80.2	21.4	226.8
Asia Pacific	29.2	43.3	11.2	10.8	94.5
Rest of World	6.5	12.2	19.7	0.5	38.9
Total consolidated revenue	$227.2	$174.5	$159.5	$183.9	$745.1

NOTE 7. DEBT
Debt consisted of the following:

As of		First Quarter of		Fiscal Year End
Instrument	Date of Issuance	2019		2018
(In millions)		Effective Interest Rate	Amount	Amount
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
2028 Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
2024 Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Credit Facilities:
2018 Credit Facility, floating rate:
Term Loan, due May 2021	May 2018	3.98%	350.0	425.0
Revolving Credit Facility		4.19%	10.0	—
Uncommitted facilities, floating rate		2.12%	246.7	255.9
Promissory notes and other debt			0.5	1.0
Unamortized discount and issuance costs			(12.6)	(13.4)
Total debt			1,894.6	1,968.5
Less: Short-term debt			246.8	256.2
Long-term debt			$1,647.8	$1,712.3

Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants. The Company was in compliance with all its debt covenants at the end of the first quarter of fiscal 2019.
Debt Maturities
At the end of the first quarter of fiscal 2019, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2019 (Remaining)	$246.8
2020	0.3
2021	350.0
2022	—
2023	310.0
Thereafter	1,000.0
Total	$1,907.1
Senior Notes
All series of Senior Notes in the above table bear interest that is payable semi-annually in June and December of each year. For the 2023 and 2028 Senior Notes, the interest rate is subject to adjustment from time to time if Moody’s or S&P (or, if applicable, a substitute rating agency) downgrades (or subsequently upgrades) its rating assigned to the notes.
Senior Notes are unsecured and rank equally in right of payment with all of the Company's other senior unsecured indebtedness. The Company may redeem the notes of each series of Senior Notes at its option in whole or in part at any time. Such indenture also contains covenants limiting the Company’s ability to create certain liens, enter into sale and lease-back transactions, and consolidate or merge with or into, or convey, transfer or lease all or substantially all of the Company’s properties and assets, each subject to certain exceptions.

2018 Credit facilities
The Credit Facility in the above table provides for unsecured credit facilities in the aggregate principal amount of $1.75 billion, which is comprised of $1.25 billion revolving credit facility maturing May 2023 and $500.0 million delayed draw term loan facility that matures on the third anniversary of the funding date. The Company may request an additional loan facility up to $500.0 million.
Uncommitted Facilities
The Company has two $75.0 million and one €100.0 million revolving credit facilities, which are uncommitted (the "Uncommitted Facilities") at the end of the first quarter of fiscal 2019.
For further information, refer to Note 7 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for fiscal year 2018.
NOTE 8. LEASES
The Company has operating leases primarily for certain of its major facilities, including corporate offices, research and development facilities, and manufacturing facilities. The leases have remaining lease terms generally ranging from 1 to 8 years, some that include options to extend the lease for up to 10 years. The Company considers options to extend the lease in determining the lease term.
Operating lease expense for the first quarter of fiscal 2019 and 2018 was $14.4 million and $10.3 million, respectively. For the first quarter of fiscal 2019, $2.7 million of the lease expense was related to leases with terms of one year or less that are not recognized on the Company’s Condensed Consolidated Balance Sheets.
Supplemental cash flow information related to leases was as follows:

First Quarter of
As of	2019
(In millions)
Cash paid for liabilities included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.5

Right-of-use assets obtained in exchange for Operating lease liabilities:	$7.2
Supplemental balance sheet information related to leases was as follows:

First Quarter of
As of	2019
(In millions)

Operating lease right-of-use assets	$121.1

Other current liabilities	$28.3
Operating lease liabilities	95.1
Total operating lease liabilities	$123.4

Weighted-average discount rate	4.3%
Weighted-average remaining lease term	5 years

At the end of the first quarter of fiscal 2019, the Company's maturities of lease liabilities were as follows (in millions):

Year Payable
2019 (Remaining)	$24.9
2020	30.3
2021	24.9
2022	20.1
2023	15.3
Thereafter	22.4
Total lease payments	$137.9
Less imputed interest	$14.5
Total	$123.4
NOTE 9. FAIR VALUE MEASUREMENTS
The Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities and are as follows:
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
Fair Value on a Recurring Basis
The fair value of assets and liabilities measured and recorded at fair value on a recurring basis at the end of period were as follows:

	Fair Values as of the end of the First Quarter of Fiscal 2019				Fair Values as of Fiscal Year End 2018
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets

Deferred compensation plan assets (1)	$33.9	$—	$—	$33.9	$28.5	$—	$—	$28.5
Derivatives assets (2)	—	0.5	—	0.5	—	0.4	—	0.4
Total assets measured at fair value	$33.9	$0.5	$—	$34.4	$28.5	$0.4	$—	$28.9

Liabilities
Deferred compensation plan liabilities (1)	33.9	—	—	33.9	$28.5	$—	$—	$28.5
Derivatives liabilities (2)	—	0.4	—	0.4	—	—	—	—
Contingent consideration liabilities (3)	—	—	5.3	5.3	—	—	5.6	5.6
Total liabilities measured at fair value	$33.9	$0.4	$5.3	$39.6	$28.5	$—	$5.6	$34.1

(1)
The Company maintains a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The plan assets and liabilities are invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets.

(2)
Derivative assets and liabilities primarily represent forward currency exchange contracts to minimize the short-term impact of foreign currency exchange rates on certain trade and inter-company receivables and payables.

(3)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The fair values are estimated using scenario-based methods or option pricing methods based upon estimated future revenues, gross margins or other milestones.

Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $1.9 billion and $2.0 billion for the first quarter of 2019 and fiscal year end 2018, respectively, consistent with the carrying values.
The fair value of the Senior Notes was determined based on observable market prices in less active markets and is categorized accordingly as Level II in the fair value hierarchy. The fair value of the bank borrowings and promissory notes has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and by discounting the cash flows at that rate and is categorized as Level II in the fair value hierarchy. The fair values do not give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.
NOTE 10. DEFERRED COSTS TO OBTAIN CUSTOMER CONTRACTS
The Company classifies all deferred costs to obtain customer contracts, which consists of deferred commissions, as a non-current asset included in Deferred Costs, non-current on the Company’s Condensed Consolidated Balance Sheets. At the end of the first quarter of fiscal 2019 and fiscal year end 2018, the Company had $41.3 million of deferred costs to obtain customer contracts.
Amortization expense related to deferred costs to obtain customer contracts for the first quarter of fiscal 2019 and 2018 was $5.6 million and $5.4 million, respectively. This expense was included in Sales and marketing expenses in the Company’s Condensed Consolidated Statements of Income. There was no impairment loss related to the deferred commissions for either period presented.
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
Changes in the Company’s product warranty liability during the first quarter of fiscal 2019 are as follows:

(In millions)
Balance as of fiscal year end 2018	$15.3
Accruals for warranties issued	3.4
Changes in estimates	0.3
Warranty settlements (in cash or in kind)	(4.9)
Balance as of the end of the first quarter of fiscal 2019	$14.1

NOTE 12. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in the Company’s deferred revenue during the first quarter of fiscal 2019 and 2018 were as follows:

	First Quarter of
(In millions)	2019	2018
Beginning balance of the period	$387.3	$276.6
Revenue recognized	(138.4)	(98.0)
Acquired deferred revenue	—	22.3
Net deferred revenue activity	215.5	159.5
Ending balance of the period	$464.4	$360.4
Remaining Performance Obligations
As of the end of the first quarter of fiscal 2019, approximately $1.1 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription and software maintenance, and to a lesser extent, hardware and professional services contracts. The Company expects to recognize revenue of approximately 72% and 17% on these remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.
NOTE 13. EARNINGS PER SHARE
Basic earnings per share is computed by dividing Net income attributable to Trimble Inc. by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing Net income attributable to Trimble Inc. by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, restricted stock units, and contingently issuable shares.
The following table shows the computation of basic and diluted earnings per share:

	First Quarter of
	2019	2018
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$62.3	$58.5
Denominator:
Weighted average number of common shares used in basic earnings per share	251.5	248.8
Effect of dilutive securities	2.5	4.4
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	254.0	253.2
Basic earnings per share	$0.25	$0.24
Diluted earnings per share	$0.25	$0.23
For the first quarter of fiscal 2019 and 2018, the Company excluded insignificant shares of outstanding stock options from the calculation of diluted earnings per share because their effect would have been antidilutive.
NOTE 14. INCOME TAXES
For the first quarter of fiscal 2019, the Company’s effective income tax rate, after including discrete items, was 17%, as compared to 12% in the corresponding period in fiscal 2018, primarily due to a one-time tax benefit from foreign deferred tax adjustments in the first quarter of fiscal 2018.

The Company's effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, a benefit from U.S. federal R&D credit, and stock-based compensation deductions.
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
In the first quarter of fiscal 2018, the Company received a formal Notice of Deficiency from the IRS for fiscal year 2011, assessing tax and penalties totaling $51.2 million. The Company does not agree with the IRS position. Accordingly, on June 1, 2018, the Company filed a petition with the U.S. tax court relating to the Notice of Deficiency. On August 3, 2018, the IRS filed its response to the Company’s petition, with no changes to its position. In April 2019, the tax court issued an order for the case to begin on or after May 1, 2020.
Although timing of the resolution and/or closure of audits is not certain, the Company does not believe that its gross unrecognized tax benefits would materially change in the next twelve months.
Unrecognized tax benefits of $62.8 million and $60.5 million as of the end of the first quarter of fiscal 2019 and fiscal year end 2018, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of the end of the first quarter of fiscal 2019 and fiscal year end 2018, the Company had accrued $12.0 million and $11.0 million, respectively, for interest and penalties, which are recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Commitments
As of the end of the first quarter of fiscal 2019, the Company had unconditional purchase obligations of approximately $258.3 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.
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

•	our plans to continue to invest in research and development to actively develop and introduce new products and to deliver targeted solutions to the markets we serve;

•	a continued shift in revenue towards a more significant mix of software, recurring revenue, and services;

•	our belief that increases in recurring revenue from our software and subscription solutions will provide us with enhanced business visibility over time;

•
our belief that our cash and cash equivalents, together with borrowings under the commitments for our credit facilities and senior notes, will be sufficient to meet our anticipated operating cash needs, debt service, and planned capital expenditures for at least the next twelve months;

•	any anticipated benefits to us from the acquisitions of e-Builder and Viewpoint and our ability to successfully integrate e-Builder and Viewpoint businesses;

•	fluctuations in interest rates and foreign currency exchange rates;

•	our belief that our gross unrecognized tax benefits will materially change in the next twelve months; and

•	our growth strategy, including our focus on historically underserved large markets, the relative importance of organic growth versus strategic acquisitions, and the reasons that we acquire businesses.

The forward-looking statements regarding future events and the future results of Trimble Inc. ("Trimble" or "the Company" or "we" or "our" or "us") are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates and the beliefs and assumptions of the management of Trimble.  Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as "may, " "will, " "should, " "could, " "predicts, " "potential, " "continue, " "expects, " "anticipates, " "future, " "intends, " "plans, " "believes, " "estimates, " and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in "Risk Factors" below and elsewhere in this report, as well as in the Company’s Annual Report on Form 10-K for fiscal year 2018 and in other reports Trimble files with the Securities and Exchange Commission, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Management believes that, except for the adoption of the new lease standard as discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, there have been no significant changes during the first quarter of fiscal 2019 to the items that we disclosed as our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.
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
Trimble focuses on integrating its broad technological and application capabilities to create vertically-focused, system-level solutions that transform how work is done within the industries we serve. The integration of sensors, software, connectivity, and information in our portfolio gives us the unique ability to provide an information model specific to the customer’s workflow. For example, in construction, our strategy is centered on the concept of a “constructible model” that is at the center of our “Connected Construction” solutions, which provide real-time, connected, and cohesive information environments for the design, build, and operational phases of construction projects. In agriculture, we continue to develop “Connected Farm” solutions to optimize operations across the agriculture workflow. In long haul trucking, our “Connected Fleet” solutions provide transportation companies with tools to enhance fuel efficiency, safety, and transparency through connected vehicles and fleets across the enterprise.
Our growth strategy is centered on multiple elements:

•
Focus on attractive markets with significant growth and profitability potential - We focus on large markets historically underserved by technology that offer significant potential for long-term revenue growth, profitability, and market leadership. Our core industries such as construction, agriculture, and transportation markets are each multi-trillion dollar global industries that operate in increasingly demanding environments with technology adoption in the early phases relative to other industries. With the emergence of mobile computing capabilities, the increasing technological know-how of end users, and the compelling return on investment to our customers, we believe many of our markets are attractive for substituting Trimble’s technology and solutions in place of traditional operating methods.

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D and acquisitions. We have been spending approximately 15% of revenue over the past two years on R&D and currently have over 1,200 unique patents. We intend to continue to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for opportunities where the opportunity for technological change is high and that have a requirement for the integration of multiple technologies into complete vertical solutions.

•
Increasing focus on software and subscription offerings - Software and subscription services are increasingly important elements of our solutions and are core to our growth strategy. Trimble has an open application programming interface philosophy and open vendor environment, which leads to increased adoption of our software and subscription offerings. We believe that increased recurring revenue from these solutions will provide us with enhanced business visibility over time. Professional services constitute an additional growth channel that helps our customers integrate and optimize the use of our offerings in their environment.

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy, and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 40 countries and distribution channels in over 100 countries.

•
Optimized go to market strategies to best access our markets - We utilize vertically-focused distribution channels that leverage domain expertise to best serve the needs of individual markets domestically and abroad. These channels include independent dealers, joint ventures, original equipment manufacturers ("OEM") sales and distribution alliances with key partners, such as CNH Global, Caterpillar, and Nikon, as well as direct sales to end-users, that provide us with broad market reach and localization capabilities to effectively serve our markets.

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

Trimble’s focus on these growth drivers has led over time to growth in revenue and profitability as well as an increasingly diversified business model. Software and subscription growth is driving increased recurring revenue, leading to improved visibility in some of our businesses. As our solutions have expanded, our go to market model has also evolved, with a balanced mix between direct, distribution, and OEM customers, and an increasing number of enterprise level customer relationships.

For the first quarter of fiscal 2019, total revenue increased by $59.4 million compared to the first quarter of fiscal 2018. By geography, North America and Europe were up, and to a lesser extent, rest of world. Asia Pacific was slightly down year over year. We continue to experience a shift in revenue towards a more significant mix of software, recurring revenue and services, driven both by organic growth and acquisitions.
During fiscal 2018, we acquired six businesses, with total cash consideration of $1.8 billion. The largest acquisition was Viewpoint, which we acquired in the third quarter of 2018 with total cash consideration of $1.2 billion. Viewpoint is a provider of construction management software, which integrates a contractor’s financial and resource management to their project operations in the field. The acquisition is highly complementary to our construction technology portfolio and positions us to further our strategy to lead the industry's transformation. With Viewpoint, we offer customers a central workflow platform for delivering integrated end-to-end construction management, while further enabling connectivity across the complete construction lifecycle.
Our Condensed Consolidated Statements of Income includes the operating results of the businesses from the date of acquisition.
Seasonality of Business
Construction equipment revenue, within our Buildings and Infrastructure segment, historically has been higher in early spring. Our agricultural equipment revenue, within our Resources and Utilities segment, has historically been the highest in the first quarter, followed by the second quarter, reflecting buying in anticipation of the spring planting season in the Northern hemisphere. However, overall as a company, as a result of diversification of our business across segments and the increased impact of subscription revenues, we may experience less seasonality in the future. Changes in global macroeconomic conditions could also impact the level of seasonality we experience.
RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin, and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below:

	First Quarter of
	2019	2018
(In millions)
Revenue:
Product	$488.4	$497.8
Service	159.2	128.8
Subscription	154.0	115.6
Total revenue	801.6	742.2
Gross margin	$438.3	$396.2
Gross margin %	54.7%	53.4%
Operating income	$86.3	$64.2
Operating income %	10.8%	8.6%
Diluted earnings per share	$0.25	$0.23

Total non-GAAP revenue *	$804.5	$745.1
Non-GAAP operating income *	$152.9	$141.9
Non-GAAP operating income % *	19.0%	19.0%
Non-GAAP diluted earnings per share *	$0.45	$0.45

* See SUPPLEMENTAL DISCLOSURE OF NON-GAAP FINANCIAL MEASURES for a reconciliation of our GAAP results to our non-GAAP measures.
Revenue
Total revenue increased $59.4 million or 8% for the first quarter of fiscal 2019, compared to the corresponding period in fiscal 2018. Excluding unfavorable foreign current impacts of approximately 2%, revenue increased due to the Viewpoint acquisition and, to a lesser extent, organic growth in Buildings and Infrastructure, Transportation, and Resources and Utilities. The increases were partially offset by Geospatial, which was down. We consider organic growth to include revenue from acquisitions completed in, or before, the corresponding prior year period.
By revenue category, for the first quarter of fiscal 2019, product revenue decreased $9.4 million or 2%, service revenue increased $30.4 million or 24%, and subscription revenue increased $38.4 million or 33%, compared to the corresponding period in fiscal 2018. Product revenue decreased primarily due to weakness in our Geospatial OEM hardware sales in Asia Pacific and, to a lesser extent, prior year higher hardware demand in Transportation due to Electronic Logging Device (ELD) regulatory deadlines. Service and subscription revenue were significantly up due to Viewpoint software maintenance and subscription revenue and, to a lesser extent, organic growth, particularly in Buildings and Infrastructure and Transportation subscription revenue.
Gross Margin
Gross margin varies due to a combination of factors including product mix, pricing, distribution channel, and production volumes.
Gross margin increased by $42.1 million for the first quarter of fiscal 2019, compared to the corresponding period in fiscal 2018, primarily due to the Viewpoint acquisition and increased revenue growth in Buildings and Infrastructure and Transportation. Gross margin as a percentage of total revenue was 54.7% for the first quarter of fiscal 2019, compared to 53.4% for the corresponding period in fiscal 2018, primarily due to improved revenue mix across all segments, with the exception of Geospatial, which was down due to revenue declines.
Operating Income
Operating income increased by $22.1 million for the first quarter of fiscal 2019, compared to the corresponding period in fiscal 2018. Operating income as a percentage of total revenue was 10.8% for the first quarter of fiscal 2019, compared to 8.6% for the corresponding period in fiscal 2018.
For the first quarter of fiscal 2019, the increase in operating income was primarily attributable to organic revenue and gross margin expansion, and operating expense control in Buildings and Infrastructure, including the civil and building construction product families, the Viewpoint acquisition, and lower corporate expense, as the prior year included compensation expense related to the acceleration of acquisition stock options. The operating income increase was partially offset by Geospatial, which was down due to revenue declines.
Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	First Quarter of
	2019	2018
(In millions)
Research and development	$118.2	$109.3
Percentage of revenue	15%	15%
Sales and marketing	$127.4	$122.1
Percentage of revenue	16%	16%
General and administrative	$82.8	$81.6
Percentage of revenue	10%	11%
Total	$328.4	$313.0
Overall, R&D, S&M and G&A expense increased by approximately $15.4 million for the first quarter of fiscal 2019, compared to the corresponding period in fiscal 2018.
Research and development expense increased by $8.9 million or 8% for the first quarter of fiscal 2019, compared to the corresponding period in fiscal 2018. As compared to the prior year, the increase in the first quarter of fiscal 2019 was primarily due to the impact of Viewpoint expense not applicable in the prior corresponding period, and to a lesser extent, increased compensation expense associated with increased headcount, particularly in Transportation, partially offset by favorable foreign currency impacts.
Overall, research and development spending was 15% of revenue in the first quarter of fiscal 2019 and 2018. We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense increased by $5.3 million or 4% in the first quarter of fiscal 2019, compared to the corresponding period in fiscal 2018. As compared to the prior year, the increase in the first quarter of fiscal 2018 was primarily due to the impact of Viewpoint expense not applicable in the prior corresponding period, partially offset by lower compensation expense and favorable foreign currency impacts.
Overall, spending for sales and marketing was 16% of revenue in the first quarter of fiscal 2019 and 2018.

General and administrative expense increased by $1.2 million, or 1% for the first quarter of fiscal 2019, compared to the corresponding period in fiscal 2018. As compared to the prior year, the increase in the first quarter of fiscal 2018 was primarily due to the impact of Viewpoint expense not applicable in the prior corresponding period, partially offset by lower compensation and stock based compensation expense, as well as lower consulting costs.
Overall, general and administrative spending was 10% of revenue in the first quarter of fiscal 2019, compared to 11% in the corresponding period in fiscal 2018.
Amortization of Purchased Intangible Assets

	First Quarter of
	2019	2018
(In millions)
Cost of sales	$24.2	$23.1
Operating expenses	20.1	17.4
Total amortization expense of purchased intangibles	$44.3	$40.5
Total amortization expense of purchased intangibles represented 6% of revenue in the first quarter of fiscal 2019 and 2018. The expense for the first quarter of fiscal 2019 was higher as compared to the corresponding period in fiscal 2018 due to new acquisitions amortization, primarily the Viewpoint acquisition, which was not applicable in the prior year, partially offset by the expiration of prior acquisitions' amortization.
Non-operating Income (Expense), Net
The components of Non-operating income (expense), net, were as follows:

	First Quarter of
	2019	2018
(In millions)
Interest expense, net	$(21.9)	$(9.5)
Foreign currency transaction gain (loss), net	(0.9)	3.7
Income from equity method investments, net	8.8	4.9
Other income, net	2.9	3.4
Total non-operating income (expense), net	$(11.1)	$2.5
Non-operating income (expense), net decreased by $13.6 million for the first quarter of fiscal 2019, compared to the corresponding period in fiscal 2018. The decrease for the first quarter was primarily due to higher interest costs associated with increased debt, and to a lesser extent, fluctuations in foreign currency transaction gain/(loss), partially offset by an increase in joint venture profitability.
Income Tax Provision
Our effective income tax rate, after including discrete items, for the first quarter of fiscal 2019 was 17%, compared to 12% in the corresponding period in fiscal 2018, primarily due to a one-time tax benefit from foreign deferred tax adjustments in the first quarter of fiscal 2018. Our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, a benefit from U.S. federal R&D credit and stock-based compensation deductions.

Results by Segment
Our Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of our reportable operating segments under our management reporting system. For additional discussion of our segments, see Note 6 of the Notes to the Condensed Consolidated Financial Statements.
The following table is a summary of revenue and operating income by segment:

	First Quarter of
	2019	2018
(In millions)
Buildings and Infrastructure
Segment revenue	$292.0	$224.7
Segment revenue as a percent of total revenue	36%	30%
Segment operating income	$61.4	$43.5
Segment operating income as a percent of segment revenue	21%	19%
Geospatial
Segment revenue	$161.2	$174.5
Segment revenue as a percent of total revenue	20%	24%
Segment operating income	$29.4	$37.3
Segment operating income as a percent of segment revenue	18%	21%
Resources and Utilities
Segment revenue	$159.3	$159.2
Segment revenue as a percent of total revenue	20%	21%
Segment operating income	$51.0	$51.7
Segment operating income as a percent of segment revenue	32%	32%
Transportation
Segment revenue	$189.1	$183.8
Segment revenue as a percent of total revenue	24%	25%
Segment operating income	$31.2	$30.4
Segment operating income as a percent of segment revenue	16%	17%

A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	First Quarter of
	2019	2018
(In millions)
Consolidated segment operating income	$174.2	$165.3
Unallocated corporate expense	(21.3)	(23.4)
Restructuring charges	(3.7)	(1.4)
Acquired deferred revenue adjustment	(2.9)	(2.9)
Amortization of purchased intangible assets	(44.3)	(40.5)
Stock-based compensation	(16.3)	(17.4)
Amortization of acquired capitalized commissions	1.7	0.5
Acquisition / divestiture items	(1.1)	(16.0)
Consolidated operating income	86.3	64.2
Non-operating income (expense), net:	(11.1)	2.5
Consolidated income before taxes	$75.2	$66.7
Buildings and Infrastructure
Buildings and Infrastructure revenue increased by $67.3 million or 30% for the first quarter of fiscal 2019, compared to the corresponding period in fiscal 2018. Segment operating income increased $17.9 million or 41% for the first quarter of fiscal 2019, compared to the first quarter of fiscal 2018.
For the first quarter of fiscal 2019, excluding unfavorable foreign currency impacts of approximately 3%, revenue increased due to the Viewpoint acquisition, including software maintenance and subscription revenue, and to a lesser extent, organic growth driven primarily by increased software and subscription revenue. Building construction, including e-Builder, experienced organic growth in North America, and to a lesser extent, Europe, and Asia Pacific. Civil engineering and construction experienced organic growth in North America due to software and subscription growth; although hardware machine sales were flat, lower U.S. government demand was primarily offset by channel growth reflecting the relative strength of our distribution network and new product introductions. Segment operating income increased for the first quarter of fiscal 2019 primarily due to organic revenue growth and gross margin expansion due to higher software and subscription product mix, as well as the Viewpoint acquisition.
Geospatial
Geospatial revenue decreased $13.3 million or 8% for the first quarter of fiscal 2019, compared to the corresponding period in fiscal 2018. Segment operating income decreased by $7.9 million or 21% for the first quarter of fiscal 2019, compared to the corresponding periods in fiscal 2018.
For the first quarter of fiscal 2019, excluding unfavorable foreign currency impacts of approximately 2%, revenue was down due to weakness in our OEM hardware sales in Asia Pacific. The OEM hardware weakness was partially offset by core geospatial product sales which were up in Europe, partially offset by North America sales which were down. Segment operating income decreased for the first quarter of fiscal 2019 primarily due to the revenue decline.
Resources and Utilities
Resources and Utilities revenue increased $0.1 million for the first quarter of fiscal 2019, compared to the corresponding period in fiscal 2018. Segment operating income decreased by $0.7 million or 1% for the first quarter of fiscal 2019, compared to the corresponding period in fiscal 2018.
For the first quarter of fiscal 2019, excluding unfavorable foreign currency impacts of approximately 3%, revenue was up due to organic precision agriculture hardware sales. The reseller channel in Europe as well as the OEM channel were up. The reseller channel in North America was down due to continuing market uncertainties, including China soybean tariffs on U.S goods. Segment operating income for the first quarter of fiscal 2019 was slightly down, due to increased operating expense.

Transportation
Transportation revenue increased by $5.3 million or 3% for the first quarter of fiscal 2019, compared to the corresponding period in fiscal 2018. Segment operating income increased $0.8 million or 3% for the first quarter of fiscal 2019, compared to the corresponding period in fiscal 2018.
For the first quarter of fiscal 2019, excluding unfavorable foreign currency impacts of approximately 1%, revenue was up due to continued subscription growth from new and existing transportation and logistics customers due to the ELD regulatory mandate as well as subscription growth of our mapping products. Year over year growth was partially offset by higher hardware demand in the prior year due to ELD regulatory deadlines. Segment operating income and operating income percentage increased for the first quarter of fiscal 2019 primarily due to revenue growth and gross margin expansion due to higher subscription product mix, partially offset by increased research and development investments.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the first quarter of fiscal 2019 and fiscal year end 2018.
LIQUIDITY AND CAPITAL RESOURCES

	First Quarter of	Fiscal Year End
As of	2019	2018
(In millions, except percentages)
Cash and cash equivalents	$216.7	$172.5
As a percentage of total assets	3.7%	3.0%
Principal balance of outstanding debt	$1,907.1	$1,981.9

	First Quarter of
	2019	2018
(In millions)
Cash provided by operating activities	$147.6	$82.9
Cash used in investing activities	(9.6)	(353.5)
Cash used in financing activities	(94.3)	180.3
Effect of exchange rate changes on cash and cash equivalents	0.5	6.3
Net increase in cash and cash equivalents	$44.2	$(84.0)
Cash and Cash Equivalents and Short-Term Investments
As of the end of the first quarter of fiscal 2019, cash and cash equivalents totaled $216.7 million compared to $172.5 million as of fiscal year end 2018.

We believe that our cash and cash equivalents, together with our borrowings under the commitments for our credit facilities and senior notes, will be sufficient to meet our anticipated operating cash needs, debt service, and planned capital expenditures in the next twelve months.
Operating Activities
Cash provided by operating activities was $147.6 million for the first quarter of fiscal 2019, compared to $82.9 million for the first quarter of fiscal 2018. The increase of $64.7 million was primarily driven by increased net income, after adjusting for non-cash items, and a decrease working capital requirements, particularly inventory purchases and timing of accounts receivable payments.
Investing Activities
Cash used in investing activities was $9.6 million for the first quarter of fiscal 2019, compared to $353.5 million for the first quarter of fiscal 2018. The decrease of cash used in investing activities of $343.9 million was primarily due to the purchase of e-Builder for $485.5 million, partially offset by proceeds from the sale of short-term investments in the prior year.
Financing Activities
Cash used by financing activities was $94.3 million for the first quarter of fiscal 2019, compared to cash provided by financing activities of $180.3 million for the first quarter of fiscal 2018. The decrease in cash provided (used) by financing activities of $274.6 million was primarily driven by the repayment of debt, net of borrowings, as compared to the increase in debt proceeds, net of repayments, in the prior year used to fund the e-Builder acquisition.
Accounts Receivable and Inventory Metrics

	First Quarter of	Fiscal Year End
As of	2019	2018
Accounts receivable days sales outstanding	60	59
Inventory turns per year	5.1	4.9
Accounts receivable days sales outstanding was 60 days as of the end of the first quarter of fiscal 2019, compared to 59 days as of the end of fiscal 2018. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 5.1 as of the end of the first quarter of fiscal 2019, compared to 4.9 as of the end of fiscal 2018. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
Debt
During the first quarter of fiscal 2019, we repaid $72.8 million of debt, net of borrowings. Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we were in compliance with at the end of the first quarter of fiscal 2019. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for more information regarding our debt.
SUPPLEMENTAL DISCLOSURE OF NON-GAAP FINANCIAL MEASURES
To supplement our condensed consolidated financial information, we believe that the following information is helpful to an overall understanding of our past financial performance and prospects for the future. Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The non-GAAP financial measures and detailed explanations to the adjustments to comparable GAAP measures are below.

		First Quarter
		2019		2018
		Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$801.6		$742.2
Acquired deferred revenue adjustment	( A )	2.9		2.9
Non-GAAP Revenue:		$804.5		$745.1
GROSS MARGIN:

GAAP gross margin:		$438.3	54.7%	$396.2	53.4%
Acquired deferred revenue adjustment	( A )	2.9		2.9
Restructuring charges	( B )	0.2		(0.2)
Amortization of purchased intangible assets	( C )	24.2		23.1
Stock-based compensation	( D )	1.3		1.1
Acquisition / divestiture items	( E )	—		2.0
Non-GAAP gross margin:		$466.9	58.0%	$425.1	57.1%
OPERATING EXPENSES:
GAAP operating expenses:		$352.0	43.9%	$332.0	44.7%
Restructuring charges	( B )	(3.5)		(1.6)
Amortization of purchased intangible assets	( C )	(20.1)		(17.4)
Stock-based compensation	( D )	(15.0)		(16.3)
Acquisition / divestiture items	( E )	(1.1)		(14.0)
Amortization of acquired capitalized commissions	( F )	1.7		$0.5
Non-GAAP operating expenses:		$314.0	39.0%	$283.2	38.0%
OPERATING INCOME:
GAAP operating income:		$86.3	10.8%	$64.2	8.6%
Acquired deferred revenue adjustment	( A )	2.9		2.9
Restructuring charges	( B )	3.7		1.4
Amortization of purchased intangible assets	( C )	44.3		40.5
Stock-based compensation	( D )	16.3		17.4
Acquisition / divestiture items	( E )	1.1		16.0
Amortization of acquired capitalized commissions	( F )	(1.7)		(0.5)
Non-GAAP operating income:		$152.9	19.0%	$141.9	19.0%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$(11.1)		$2.5
Acquisition / divestiture items	( E )	0.3		(2.8)
Non-GAAP non-operating expense, net:		$(10.8)		$(0.3)

			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			( I )		( I )
INCOME TAX PROVISION:
GAAP income tax provision:		$12.8	17%	$8.0	12%
Non-GAAP items tax effected	( G )	11.4		9.0
Difference in GAAP and Non-GAAP tax rate	( H )	4.2		9.9
Non-GAAP income tax provision:		$28.4	20%	$26.9	19%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$62.3		$58.5
Acquired deferred revenue adjustment	( A )	2.9		2.9
Restructuring charges	( B )	3.7		1.4
Amortization of purchased intangible assets	( C )	44.3		40.5
Stock-based compensation	( D )	16.3		17.4
Acquisition / divestiture items	( E )	1.4		13.2

Amortization of acquired capitalized commissions	( F )	(1.7)	(0.5)
Non-GAAP tax adjustments	( G ) + ( H )	(15.6)	(18.9)
Non-GAAP net income attributable to Trimble Inc.:		$113.6	$114.5

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$0.25	$0.23
Acquired deferred revenue adjustment	( A )	0.01	0.01
Restructuring charges	( B )	0.02	—
Amortization of purchased intangible assets	( C )	0.17	0.16
Stock-based compensation	( D )	0.06	0.07
Acquisition / divestiture items	( E )	0.01	0.05
Amortization of acquired capitalized commissions	( F )	(0.01)	—
Non-GAAP tax adjustments	( G ) + ( H )	(0.06)	(0.07)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$0.45	$0.45

ADJUSTED EBITDA:
Non-GAAP operating income:		$152.9	$141.9
Depreciation expense		10.2	8.5
Income from equity method investments, net		8.8	4.9
Adjusted EBITDA		$171.9	$155.3
Non-GAAP Revenue and Operating Income Results
Non-GAAP revenue increased by $59.4 million or 8% for the first quarter of fiscal 2019, compared to the corresponding periods in fiscal 2018. Excluding unfavorable foreign current impacts of approximately 2%, revenue increased approximately 10% primarily due to the Viewpoint acquisition and to a lesser extent, organic growth in Buildings and Infrastructure, Transportation, and Resources and Utilities. The increases were partially offset by Geospatial revenue declines.
Non-GAAP operating income increased by $11.0 million or 8% for the first quarter of fiscal 2019, compared to the corresponding periods in fiscal 2018, primarily due to organic growth and operating expense control in Buildings and Infrastructure, including civil and building construction product families, and to a lesser extent, the Viewpoint acquisition, partially offset by Geospatial revenue declines. Non-GAAP operating income as a percentage of total revenue was 19.0% for the first quarter of fiscal 2019 and was flat, compared to the corresponding period in fiscal 2018.
Non-GAAP Explanations
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

Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring charges, amortization of purchased intangible assets, stock-based compensation, and acquisition/divestiture items associated with external and incremental costs resulting directly from merger and acquisition activities such as: legal, due diligence, integration, and other costs including the acceleration of acquisition stock options, adjustment to the fair value of earn-out liabilities, and the effects of certain acquired capitalized commissions that were eliminated in purchase accounting from GAAP operating expenses. We believe that these adjustments offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends, which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, and acquisition/divestiture items from GAAP operating income. We believe that these adjustments offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.
Non-GAAP non-operating income (expense), net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income (expense), net, excludes acquisition/divestiture gains/losses associated with unusual acquisition related items such as intangible asset impairment charges, gains or losses related to the acquisition or sale of certain businesses and investments, and debt issuance costs. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
Non-GAAP income tax provision
We believe that providing investors with the non-GAAP income tax provision is beneficial because it provides for consistent treatment of the excluded items in our non-GAAP presentation.
Non-GAAP net income
This measure provides a supplemental view of net income trends, which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, debt issuance costs, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these adjustments and from an alternative view of our net income performance compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, debt issuance costs, and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these adjustments offer investors a useful view of our diluted net income per share compared to our past diluted net income per share.
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
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our ""core operating performance"" as a means of evaluating our performance in the ordinary, ongoing and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur, or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, debt issuance costs, and non-GAAP tax adjustments.

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

(C).
Amortization of purchased intangible assets. Included in our GAAP presentation of gross margin and operating expenses is amortization of purchased intangible assets. U.S. GAAP accounting requires that intangible assets are recorded at fair value and amortized over their useful lives. Consequently, the timing and size of our acquisitions will cause our operating results to vary from period to period, making a comparison to past performance difficult for investors. This accounting treatment may cause differences when comparing our results to companies that grow internally because the fair value assigned to the intangible assets acquired through acquisition may significantly exceed the equivalent expenses that a company may incur for similar efforts when performed internally. Furthermore, the useful life that we use to amortize our intangible assets over may be substantially different from the time period that an internal growth company incurs and recognizes such expenses. We believe that by excluding the amortization of purchased intangible assets, which primarily represents technology and/or customer relationships already developed, this provides an alternative way for investors to compare our operations pre-acquisition to those post-acquisition and to those of our competitors that have pursued internal growth strategies. However, we note that companies that grow internally will incur costs to develop intangible assets that will be expensed in the period incurred, which may make a direct comparison more difficult.

(D).
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the first quarter of fiscal years 2019 and 2018, stock-based compensation was allocated as follows:

	First Quarter
(Dollars in millions)	2019	2018
Cost of sales	$1.3	$1.1
Research and development	3.5	3.1
Sales and Marketing	2.7	2.3
General and administrative	8.8	10.9
Total stock-based compensation expense	$16.3	$17.4

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
Market Interest Rate Risk
There have been no significant changes to our market interest rate risk assessment. For additional discussion, refer to Item 7A on our 2018 Annual Report on Form 10-K.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the first quarter of fiscal 2019, revenue and operating income were negatively impacted by foreign currency exchange rates by $16.2 million and $0.3 million, respectively. $3.9 million and operating income was favorably impacted by $2.2 million.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, certain trade and inter-company receivables, and payables, primarily denominated in Euro, British pound, New Zealand, Australian dollars, Brazilian Real, and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the first quarter of fiscal 2019 and fiscal year end 2018 are summarized as follows (in millions):

	First Quarter of Fiscal 2019		Fiscal Year End 2018
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(72.3)	$0.4	$(65.8)	$—
Sold	$139.2	$(0.5)	$144.2	$0.4

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
ITEM 1A. RISK FACTORS
A description of factors that could materially affect our business, financial condition, or operating results is included under "Risk and Uncertainties" in Item 1A of Part I of our 2018 Annual Report on Form 10-K is incorporated herein by reference. There have been no material changes to the risk factor disclosure since our 2018 Annual Report on Form 10-K. The risk factors described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions, and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) None

ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 6. EXHIBITS
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this Form 10-Q.

EXHIBIT INDEX
.

3.1	Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (2)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (3)

10.1	Deferred Compensation Plan effective December 30, 2004 (as amended and restated December 31, 2018). (4)

10.2	Amended and Restated 2002 Stock Plan (as amended and restated January 1, 2019). (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2019. (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2019. (4)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2019. (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2019. (4)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(2)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(3)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(4)	Furnished or filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE INC.
(Registrant)

By:	/s/ Robert G. Painter
Robert G. Painter
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: May 7, 2019