Form 10-Q
period 2019-06-28
TRIMBLE INC.
filed 2019-08-02
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-14845
TRIMBLE INC.
(Exact name of registrant as specified in its charter)
___________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	TRMB	NASDAQ Global Select Market
As of August 1, 2019, there were 251,789,878 shares of Common Stock, par value $0.001 per share, outstanding.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended June 28, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Second Quarter of	Fiscal Year End
As of	2019	2018
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$199.6	$172.5
Accounts receivable, net	516.8	512.6
Other receivables	30.0	33.2
Inventories	287.9	298.0
Other current assets	87.1	72.8
Total current assets	1,121.4	1,089.1
Property and equipment, net	214.1	212.9
Operating lease right-of-use assets	133.6	—
Goodwill	3,541.9	3,540.0
Other purchased intangible assets, net	654.5	744.3
Deferred costs, non-current	41.1	41.3
Other non-current assets	169.5	148.8
Total assets	$5,876.1	$5,776.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$229.3	$256.2
Accounts payable	148.4	147.6
Accrued compensation and benefits	140.8	169.2
Deferred revenue	408.1	348.4
Accrued warranty expense	14.9	15.3
Other current liabilities	133.7	118.5
Total current liabilities	1,075.2	1,055.2
Long-term debt	1,513.6	1,712.3
Deferred revenue, non-current	44.3	38.8
Deferred income tax liabilities	78.7	73.8
Income taxes payable	73.3	71.3
Operating lease liabilities	109.1	—
Other non-current liabilities	156.6	150.2
Total liabilities	3,050.8	3,101.6
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 251.8 and 250.9 shares issued and outstanding as of the end of the second quarter of fiscal 2019 and fiscal year end 2018, respectively	0.3	0.3
Additional paid-in-capital	1,649.7	1,591.9
Retained earnings	1,354.4	1,268.3
Accumulated other comprehensive loss	(180.4)	(186.1)
Total Trimble Inc. stockholders' equity	2,824.0	2,674.4
Noncontrolling interests	1.3	0.4
Total stockholders' equity	2,825.3	2,674.8
Total liabilities and stockholders' equity	$5,876.1	$5,776.4

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
(In millions, except per share amounts)	2019	2018	2019	2018
Revenue:
Product	$521.1	$531.0	$1,009.5	$1,028.8
Service	174.6	136.1	333.8	264.9
Subscription	159.1	118.4	313.1	234.0
Total revenue	854.8	785.5	1,656.4	1,527.7
Cost of sales:
Product	257.0	250.2	487.7	485.6
Service	69.3	59.6	133.3	119.2
Subscription	44.1	29.1	88.5	57.0
Amortization of purchased intangible assets	23.8	23.9	48.0	47.0
Total cost of sales	394.2	362.8	757.5	708.8
Gross margin	460.6	422.7	898.9	818.9
Operating expense:
Research and development	119.6	110.1	237.8	219.4
Sales and marketing	128.8	112.8	256.2	234.9
General and administrative	79.9	89.4	162.7	171.0
Restructuring charges	2.9	2.2	6.4	3.8
Amortization of purchased intangible assets	19.7	18.7	39.8	36.1
Total operating expense	350.9	333.2	702.9	665.2
Operating income	109.7	89.5	196.0	153.7
Non-operating income (expense), net:
Interest expense, net	(20.6)	(18.6)	(42.5)	(28.1)
Foreign currency transaction gain (loss), net	(1.0)	(3.0)	(1.9)	0.7
Income from equity method investments, net	12.9	9.5	21.7	14.4
Other income, net	14.4	1.8	17.3	5.2
Total non-operating income (expense), net	5.7	(10.3)	(5.4)	(7.8)
Income before taxes	115.4	79.2	190.6	145.9
Income tax provision	20.8	15.1	33.6	23.1
Net income	94.6	64.1	157.0	122.8
Net gain attributable to noncontrolling interests	—	—	0.1	0.2
Net income attributable to Trimble Inc.	$94.6	$64.1	$156.9	$122.6
Basic earnings per share	$0.38	$0.26	$0.62	$0.49
Shares used in calculating basic earnings per share	251.7	249.5	251.6	249.1
Diluted earnings per share	$0.37	$0.25	$0.62	$0.49
Shares used in calculating diluted earnings per share	254.0	252.2	254.0	252.7

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
	2019	2018	2019	2018
(In millions)
Net income	$94.6	$64.1	$157.0	$122.8
Foreign currency translation adjustments, net of tax	2.1	(60.5)	5.6	(30.2)
Net unrealized gain, net of tax	—	0.4	0.1	0.4
Comprehensive income	96.7	4.0	162.7	93.0
Comprehensive gain attributable to noncontrolling interests	—	—	0.1	0.2
Comprehensive income attributable to Trimble Inc.	$96.7	$4.0	$162.6	$92.8

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2018	250.9	$0.3	$1,591.9	$1,268.3	$(186.1)	$2,674.4	$0.4	$2,674.8
Net income	—	—	—	62.3	—	62.3	0.1	62.4
Other comprehensive income	—	—	—	—	3.6	3.6	—	3.6
Comprehensive income						65.9		66.0
Issuance of common stock under employee plans, net of tax withholdings	1.6	—	33.3	(7.7)	—	25.6	—	25.6
Stock repurchases	(1.0)	—	(6.5)	(33.5)	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	16.6	—	—	16.6	—	16.6
Noncontrolling interest investments	—	—	(0.8)	—	—	(0.8)	0.8	—
Balance at the end of the first quarter of fiscal 2019	251.5	$0.3	$1,634.5	$1,289.4	$(182.5)	$2,741.7	$1.3	$2,743.0
Net income	—	—	—	94.6	—	94.6	—	94.6
Other comprehensive income	—	—	—	—	2.1	2.1	—	2.1
Comprehensive income						96.7		96.7
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	1.7	(13.5)	—	(11.8)	—	(11.8)
Stock repurchases	(0.4)	—	(2.9)	(16.1)	—	(19.0)	—	(19.0)
Stock-based compensation	—	—	16.4	—	—	16.4	—	16.4
Balance at the end of the second quarter of fiscal 2019	251.8	$0.3	$1,649.7	$1,354.4	$(180.4)	$2,824.0	$1.3	$2,825.3

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2017	248.9	$0.2	$1,461.1	$1,084.6	$(131.4)	$2,414.5	$—	$2,414.5
Net income	—	—	—	58.5	—	58.5	0.2	58.7
Other comprehensive income	—	—	—	—	30.3	30.3	—	30.3
Comprehensive income						88.8		89.0
Issuance of common stock under employee plans, net of tax withholdings	1.1	—	25.8	3.0	—	28.8	—	28.8
Stock repurchases	(1.3)	—	(7.5)	(42.5)	—	(50.0)	—	(50.0)
Stock-based compensation	—	—	17.6	—	—	17.6	—	17.6
Balance at the end of the first quarter of fiscal 2018	248.7	$0.2	$1,497.0	$1,103.6	$(101.1)	$2,499.7	$0.2	$2,499.9
Net income	—	—	—	64.1	—	64.1	—	64.1
Other comprehensive income	—	—	—	—	(60.1)	(60.1)	—	(60.1)
Comprehensive income						4.0		4.0
Issuance of common stock under employee plans, net of tax withholdings	1.2	—	10.2	(13.7)	—	(3.5)	—	(3.5)
Stock repurchases	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	17.2	—	—	17.2	—	17.2
Balance at the end of the second quarter of fiscal 2018	249.9	$0.2	$1,524.4	$1,154.0	$(161.2)	$2,517.4	$0.2	$2,517.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Two Quarters of
(In millions)	2019	2018
Cash flow from operating activities:
Net income	$157.0	$122.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	20.3	17.2
Amortization expense	87.8	83.1
Deferred income taxes	4.7	(17.0)
Stock-based compensation	33.5	34.3
Income from equity method investments, net of dividends	(11.5)	(1.5)
Other, net	(0.3)	8.2
(Increase) decrease in assets:
Accounts receivable, net	(7.7)	(6.0)
Inventories	7.4	(21.8)
Other current and non-current assets	1.5	(5.3)
Increase (decrease) in liabilities:
Accounts payable	3.8	9.6
Accrued compensation and benefits	(28.5)	(6.6)
Deferred revenue	64.9	71.1
Other current and non-current liabilities	(7.4)	(20.3)
Net cash provided by operating activities	325.5	267.8
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	4.6	(532.9)
Acquisitions of property and equipment	(38.5)	(36.0)
Purchases of short-term investments	—	(24.0)
Proceeds from maturities of short-term investments	—	6.2
Proceeds from sales of short-term investments	—	196.8
Other, net	14.1	5.1
Net cash used in investing activities	(19.8)	(384.8)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	13.4	21.7
Repurchases of common stock	(59.0)	(53.0)
Proceeds from debt and revolving credit lines	530.2	1,527.8
Payments on debt and revolving credit lines	(756.6)	(1,157.1)
Other, net	(7.3)	(1.8)
Net cash provided by (used in) financing activities	(279.3)	337.6
Effect of exchange rate changes on cash and cash equivalents	0.7	(8.1)
Net increase in cash and cash equivalents	27.1	212.5
Cash and cash equivalents - beginning of period	172.5	358.5
Cash and cash equivalents - end of period	$199.6	$571.0

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
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2019 is January 3, 2020 and for fiscal 2018 was December 28, 2018. The second quarter of fiscal 2019 and 2018 ended on June 28, 2019 and June 29, 2018, respectively. Fiscal 2019 is 53-week year and 2018 is 52-week year. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
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
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting polices during the first two quarters of fiscal 2019 from those disclosed in the Company’s most recent Form 10-K, except for the following changes to our accounting policies as a result of adopting the new lease standard during the first quarter of fiscal 2019, as discussed below.

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
The standard had a material impact on the Company’s Condensed Consolidated Balance Sheets but did not have an impact on its Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows. The most significant impact was the recognition of $123.5 million ROU assets and $126.1 million lease liabilities for its operating leases at the adoption date.
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
During the second quarter and first two quarters of fiscal 2019, the Company repurchased approximately 0.4 million and 1.4 million shares of common stock in open market purchases, at an average price of $42.89 per share and $40.60 per share for a total of $19.0 million and $59.0 million, respectively, under the 2017 Stock Repurchase Program.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital based on the average book value per share for all outstanding shares, calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase is charged to retained earnings. As a result of the repurchases, retained earnings was reduced by $16.1 million and $49.6 million in the second quarter and first two quarters of fiscal 2019, respectively. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. At the end of the second quarter of fiscal 2019, the 2017 Stock Repurchase Program had remaining authorized funds of $293.2 million.
NOTE 4. BUSINESS COMBINATIONS

The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. The preliminary fair values of net tangible assets and intangible assets acquired were based on preliminary valuations and estimates, and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, income and non-income based taxes, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired during the measurement period.
Intangible Assets
The following table presents details of the Company’s total intangible assets:

As of	Second Quarter of Fiscal 2019			Fiscal Year End 2018
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$1,236.7	$(889.6)	$347.1	$1,220.3	$(825.3)	$395.0
Trade names and trademarks	72.9	(56.5)	16.4	72.9	(53.3)	19.6
Customer relationships	716.3	(437.2)	279.1	715.1	(406.5)	308.6
Distribution rights and other intellectual property	64.6	(52.7)	11.9	84.4	(63.3)	21.1
	$2,090.5	$(1,436.0)	$654.5	$2,092.7	$(1,348.4)	$744.3

The estimated future amortization expense of purchased intangible assets as of the end of the second quarter of fiscal 2019 was as follows:

(In millions)
2019 (Remaining)	$77.8
2020	139.8
2021	118.5
2022	99.3
2023	85.5
Thereafter	133.6
Total	$654.5

Goodwill
The changes in the carrying amount of goodwill by segment for the first two quarters of fiscal 2019 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of fiscal year end 2018	$1,970.2	$403.1	$305.7	$861.0	$3,540.0
Additions due to acquisitions	0.3	—	—	—	0.3
Purchase price and foreign currency translation adjustments	1.6	(0.5)	0.4	0.1	1.6
Balance as of the end of the second quarter of fiscal 2019	$1,972.1	$402.6	$306.1	$861.1	$3,541.9

Viewpoint and e-Builder acquisitions
On February 2, 2018, the Company completed the acquisition of e-Builder in an all-cash transaction valued at $485.5 million. e-Builder is a SaaS-based construction program management solution for capital program owners and program management firms that provides an integrated project delivery solution for owners, program managers, and contractors across the design, construct, and operate lifecycle.
On July 2, 2018, the Company acquired all of the outstanding shares of Viewpoint in an all-cash transaction valued at $1,212.1 million. Viewpoint is a provider of construction management software, which integrates a contractor’s financial and resource management to their project operations in the field. The integration across the office, team, and field workflows enables contractors to employ Viewpoint to effectively manage and gain visibility over data and workflows that span the construction lifecycle from pre-production planning, to product operations and supply chain management, through project hand over, and asset operation and maintenance.
Viewpoint and e-Builder’s results of operations have been included in the Company’s Condensed Consolidated Statements of Income since their respective acquisition dates. Both Viewpoint and e-Builder's performance are reported under the Buildings and Infrastructure segment.
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
The following table summarizes the consideration transferred to acquire Viewpoint and e-Builder, the assets acquired, and liabilities assumed, and the estimated useful lives of the identifiable intangible assets as of the dates of the acquisitions:

(In millions)	Viewpoint		e-Builder
Total purchase consideration	$1,212.1		$485.5
Net tangible assets acquired	(0.4)		2.0
Intangible assets acquired:		Estimated Useful Life		Estimated Useful Life
Developed product technology	225.4	6 years	60.5	7 years
In-Process Research & Development	12.9	n/a	—
Order backlog	—		1.7	6 months
Customer relationships	158.6	10 years	42.4	10 years
Trade name	8.9	5 years	4.8	7 years
Favorable Lease	4.3	4 - 9 years	—
Subtotal	410.1		109.4
Deferred tax liability	(61.2)		(18.2)
Less fair value of all assets/liabilities acquired	348.5		93.2
Goodwill	$863.6		$392.3

Goodwill consisted of highly skilled and valuable assembled workforce, a proven ability to generate new products and services to drive future revenue, and a premium paid by the Company for synergies unique to its business. As of the second quarter of fiscal 2019, goodwill of $95.8 million for Viewpoint is expected to be deductible for tax purposes.
The following table presents supplemental pro forma results of operations of the Company, Viewpoint, and e-Builder, as if the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisitions taken place on the first day of fiscal 2018, or of future results. Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the applicable acquisition dates. For the second quarter and the first two quarters of fiscal 2018, the major impacts for the pro forma results include amortization of intangible assets related to the acquisitions, impacts from adoption of Revenue from Contracts with Customers, interest expense for debt used to purchase Viewpoint and e-Builder, income tax effects, and other adjustments to reflect fair value. The pro forma information for the second quarter and the first two quarters of fiscal 2018 is as follows:

	Second Quarter of	First Two Quarters of
Fiscal Period	2018	2018
(in millions, except per share data)
Revenue	$830.9	$1,624.8
Net income attributable to Trimble Inc.	49.8	107.4
Basic earnings per share	0.20	0.43
Diluted earnings per share	0.20	0.43

NOTE 5. INVENTORIES
Inventories consisted of the following:

	Second Quarter of	Fiscal Year End
As of	2019	2018
(In millions)
Raw materials	$97.1	$96.2
Work-in-process	9.6	12.6
Finished goods	181.2	189.2
Total inventories	$287.9	$298.0

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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Second Quarter of Fiscal 2019
Revenue	$339.0	$164.4	$152.6	$198.8	$854.8
Acquired deferred revenue adjustment	0.9	—	0.1	—	1.0
Segment revenue	$339.9	$164.4	$152.7	$198.8	$855.8

Operating income	$85.3	$31.1	$45.4	$32.9	$194.7
Acquired deferred revenue adjustment	0.9	—	0.1	—	1.0
Amortization of acquired capitalized commissions	(1.6)	—	—	—	(1.6)
Segment operating income	$84.6	$31.1	$45.5	$32.9	$194.1

Depreciation expense	$2.1	$1.6	$1.1	$1.2	$6.0

Second Quarter of Fiscal 2018
Revenue	$274.3	$184.4	$145.0	$181.8	$785.5
Acquired deferred revenue adjustment	3.4	—	0.3	0.1	3.8
Segment revenue	$277.7	$184.4	$145.3	$181.9	$789.3

Operating income	$67.4	$41.6	$42.3	$31.1	$182.4
Acquired deferred revenue adjustment	3.4	—	0.3	0.1	3.8
Amortization of acquired capitalized commissions	(0.5)	—	(0.1)	—	(0.6)
Segment operating income	$70.3	$41.6	$42.5	$31.2	$185.6

Depreciation expense	$1.4	$1.5	$1.0	$1.2	$5.1

First Two Quarters of Fiscal 2019
Revenue	$631.0	$325.6	$311.9	$387.9	$1,656.4
Acquired deferred revenue adjustment	3.6	—	0.3	—	3.9
Segment revenue	$634.6	$325.6	$312.2	$387.9	$1,660.3

Operating income	$146.7	$60.5	$96.4	$64.1	$367.7
Acquired deferred revenue adjustment	3.6	—	0.3	—	3.9
Amortization of acquired capitalized commissions	(3.2)	—	(0.1)	—	(3.3)
Segment operating income	$147.1	$60.5	$96.6	$64.1	$368.3

Depreciation expense	$4.2	$3.2	$2.2	$2.3	$11.9

First Two Quarters of Fiscal 2018
Revenue	$499.0	$358.9	$304.2	$365.6	$1,527.7
Acquired deferred revenue adjustment	5.9	—	0.6	0.2	$6.7
Segment revenue	$504.9	$358.9	$304.8	$365.8	$1,534.4

Operating income	$110.9	$78.9	$94.0	$61.5	345.3
Acquired deferred revenue adjustment	5.9	—	0.6	0.2	6.7
Amortization of acquired capitalized commissions	(0.9)	—	(0.2)	—	(1.1)
Segment operating income	$115.9	$78.9	$94.4	$61.7	$350.9

Depreciation expense	$2.8	$2.9	$2.0	$2.3	$10.0

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of the Second Quarter of Fiscal 2019
Accounts receivable, net	$187.9	$119.6	$85.9	$123.4	$516.8
Inventories	59.5	125.6	43.4	59.4	287.9
Goodwill	1,972.1	402.6	306.1	861.1	3,541.9
As of Fiscal Year End 2018
Accounts receivable, net	177.5	118.7	83.8	132.6	512.6
Inventories	70.3	133.5	46.2	48.0	298.0
Goodwill	$1,970.2	$403.1	$305.7	$861.0	$3,540.0

A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Second Quarter of		First Two Quarters of
	2019	2018	2019	2018
(In millions)
Consolidated segment operating income	$194.1	$185.6	$368.3	$350.9
Unallocated corporate expense	(19.4)	(22.5)	(40.7)	(45.9)
Restructuring charges	(2.9)	(2.8)	(6.6)	(4.2)
Acquired deferred revenue adjustment	(1.0)	(3.8)	(3.9)	(6.7)
Amortization of purchased intangible assets	(43.5)	(42.6)	(87.8)	(83.1)
Stock-based compensation	(17.2)	(16.9)	(33.5)	(34.3)
Amortization of acquired capitalized commissions	1.6	0.6	3.3	1.1
Acquisition / divestiture items	(2.0)	(8.1)	(3.1)	(24.1)
Consolidated operating income	109.7	89.5	196.0	153.7
Non-operating income (expense), net	5.7	(10.3)	(5.4)	(7.8)
Consolidated income before taxes	$115.4	$79.2	$190.6	$145.9

On a total Company basis, the disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Second Quarter of Fiscal 2019
North America	$199.2	$71.3	$52.9	$161.9	$485.3
Europe	90.0	56.0	68.0	22.9	236.9
Asia Pacific	42.1	26.2	11.9	9.8	90.0
Rest of World	8.6	10.9	19.9	4.2	43.6
Total consolidated revenue	$339.9	$164.4	$152.7	$198.8	$855.8
Second Quarter of Fiscal 2018
North America	$149.4	$70.2	$48.5	$147.1	$415.2
Europe	83.6	56.2	62.2	21.2	223.2
Asia Pacific	37.4	45.0	12.3	12.7	107.4
Rest of World	7.3	13.0	22.3	0.9	43.5
Total consolidated revenue	$277.7	$184.4	$145.3	$181.9	$789.3
First Two Quarters of Fiscal 2019
North America	$364.8	$134.2	$94.8	$313.9	$907.7
Europe	173.9	110.7	156.9	44.0	485.5
Asia Pacific	80.6	57.9	24.6	20.3	183.4
Rest of World	15.3	22.8	35.9	9.7	83.7
Total consolidated revenue	$634.6	$325.6	$312.2	$387.9	$1,660.3
First Two Quarters of Fiscal 2018
North America	$265.3	$139.6	$96.9	$298.3	$800.1
Europe	159.2	105.8	142.4	42.6	450.0
Asia Pacific	66.6	88.3	23.5	23.5	201.9
Rest of World	13.8	25.2	42.0	1.4	82.4
Total consolidated revenue	$504.9	$358.9	$304.8	$365.8	$1,534.4

NOTE 7. DEBT
Debt consisted of the following:

As of		Second Quarter of		Fiscal Year End
Instrument	Date of Issuance	2019		2018
(In millions)		Effective Interest Rate	Amount	Amount
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
2028 Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
2024 Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Credit Facilities:
2018 Credit Facility, floating rate:
Term Loan, due May 2021	May 2018	3.89%	225.0	425.0
Uncommitted facilities, floating rate		1.93%	229.2	255.9
Promissory notes and other debt			0.5	1.0
Unamortized discount and issuance costs			(11.8)	(13.4)
Total debt			1,742.9	1,968.5
Less: Short-term debt			229.3	256.2
Long-term debt			$1,513.6	$1,712.3

Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants. The Company was in compliance with all its debt covenants at the end of the second quarter of fiscal 2019.
Debt Maturities
At the end of the second quarter of fiscal 2019, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2019 (Remaining)	$229.3
2020	0.4
2021	225.0
2022	—
2023	300.0
Thereafter	1,000.0
Total	$1,754.7

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
Uncommitted Facilities
The Company has two $75.0 million and one €100.0 million revolving credit facilities, which are uncommitted (the "Uncommitted Facilities") at the end of the second quarter of fiscal 2019.
For further information, refer to Note 7 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for fiscal year 2018.
NOTE 8. LEASES
The Company has operating leases primarily for certain of its major facilities, including corporate offices, research and development facilities, and manufacturing facilities. The remaining lease terms generally range from 1 to 10 years, and certain leases include options to extend the lease for up to 10 years. The Company considers options to extend the lease in determining the lease term.
Operating lease expense consisted of:

	Second Quarter of	First Two Quarters of
As of	2019	2019
(In millions)
Operating lease expense	$9.2	$19.0
Short-term lease expense and other	4.8	9.4
Total lease expense	$14.0	$28.4
Supplemental cash flow information related to leases was as follows:

First Two Quarters of
As of	2019
(In millions)
Cash paid for liabilities included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18.7

Right-of-use assets obtained in exchange for Operating lease liabilities:	$29.1

Supplemental balance sheet information related to leases was as follows:

Second Quarter of
As of	2019
(In millions)
Operating lease right-of-use assets	$133.6

Other current liabilities	$28.4
Operating lease liabilities	109.1
Total operating lease liabilities	$137.5

Weighted-average discount rate	4.47%
Weighted-average remaining lease term	6 years

At the end of the second quarter of fiscal 2019, the Company's maturities of lease liabilities were as follows (in millions):

Year Payable
2019 (Remaining)	$17.4
2020	32.8
2021	27.6
2022	22.3
2023	17.3
Thereafter	39.5
Total lease payments	$156.9
Less imputed interest	$19.4
Total	$137.5

The Company has additional operating leases for real estate of $37.1 million that have not yet commenced as of the end of the second quarter of fiscal 2019, and as such, have not been recognized on the Company’s Condensed Consolidated Balance Sheets. These operating leases are expected to commence between 2019 and 2021 with lease terms between 7.5 and 15 years.
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
Fair Value on a Recurring Basis
The fair value of assets and liabilities measured and recorded at fair value on a recurring basis at the end of period were as follows:

	Fair Values as of the end of the Second Quarter of Fiscal 2019				Fair Values as of Fiscal Year End 2018
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	$35.2	$—	$—	$35.2	$28.5	$—	$—	$28.5
Derivatives assets (2)	—	0.2	—	0.2	—	0.4	—	0.4
Total assets measured at fair value	$35.2	$0.2	$—	$35.4	$28.5	$0.4	$—	$28.9

Liabilities
Deferred compensation plan liabilities (1)	$35.2	$—	$—	$35.2	$28.5	$—	$—	$28.5
Derivatives liabilities (2)	—	0.1	—	0.1	—	—	—	—
Contingent consideration liabilities (3)	—	—	4.7	4.7	—	—	5.6	5.6
Total liabilities measured at fair value	$35.2	$0.1	$4.7	$40.0	$28.5	$—	$5.6	$34.1

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

Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $1.8 billion and $2.0 billion for the second quarter of 2019 and fiscal year end 2018, respectively, consistent with the carrying values.
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
NOTE 10. DEFERRED COSTS TO OBTAIN CUSTOMER CONTRACTS
The Company classifies all deferred costs to obtain customer contracts, which consists of deferred commissions, as a non-current asset included in Deferred Costs, non-current on the Company’s Condensed Consolidated Balance Sheets. At the end of the second quarter of fiscal 2019 and fiscal year end 2018, the Company had $41.1 million and $41.3 million, respectively, of deferred costs to obtain customer contracts.
Amortization expense related to deferred costs to obtain customer contracts for the second quarter and the first two quarters of fiscal 2019 was $5.3 million and $10.9 million, respectively, and was $5.6 million and $11.0 million, respectively, for the second quarter and first two quarters of fiscal 2018. This expense was included in Sales and marketing expenses in the Company’s Condensed Consolidated Statements of Income. There was no impairment loss related to the deferred commissions for either period presented.
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
Changes in the Company’s product warranty liability during the first two quarters of fiscal 2019 are as follows:

(In millions)
Balance as of fiscal year end 2018	$15.3
Accruals for warranties issued	9.3
Changes in estimates	0.4
Warranty settlements (in cash or in kind)	(10.1)
Balance as of the end of the second quarter of fiscal 2019	$14.9

NOTE 12. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in the Company’s deferred revenue during the second quarter of fiscal 2019 and 2018 were as follows:

	Second Quarter of		First Two Quarters of
(In millions)	2019	2018	2019	2018
Beginning balance of the period	$464.4	$360.4	$387.3	$276.6
Revenue recognized	(85.4)	(62.2)	(223.8)	(160.2)
Acquired deferred revenue	—	1.4	—	23.7
Net deferred revenue activity	73.4	56.6	288.9	216.1
Ending balance of the period	$452.4	$356.2	$452.4	$356.2

Remaining Performance Obligations
As of the end of the second quarter of fiscal 2019, approximately $1.1 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription and software maintenance, and to a lesser extent, hardware and professional services contracts. The Company expects to recognize revenue of approximately 72% and 17% on these remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.
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
The following table shows the computation of basic and diluted earnings per share:

	Second Quarter of		First Two Quarters of
	2019	2018	2019	2018
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$94.6	$64.1	$156.9	$122.6
Denominator:
Weighted average number of common shares used in basic earnings per share	251.7	249.5	251.6	249.1
Effect of dilutive securities	2.3	2.7	2.4	3.6
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	254.0	252.2	254.0	252.7
Basic earnings per share	$0.38	$0.26	$0.62	$0.49
Diluted earnings per share	$0.37	$0.25	$0.62	$0.49

For the second quarter of fiscal 2019 and 2018, the Company excluded insignificant shares of outstanding stock options from the calculation of diluted earnings per share because their effect would have been antidilutive.
NOTE 14. INCOME TAXES
For the second quarter of fiscal 2019, the Company’s effective income tax rate was 18%, as compared to 19% in the corresponding period in fiscal 2018; the decrease was primarily due to a one-time tax benefit from foreign income tax refunds in the second quarter of fiscal 2019 and a one-time tax charge from foreign audit settlement in the second quarter of fiscal 2018, partially offset by transfer pricing tax reserves for stock-based compensation deductions.

For the first two quarters of fiscal 2019, the Company’s effective income tax rate was 18% as compared to 16% in the corresponding period in fiscal 2018; the increase was primarily due to transfer pricing tax reserves for stock-based compensation deductions in the second quarter of fiscal 2019, a one-time tax benefit from foreign deferred tax adjustments in the first quarter of fiscal 2018, partially offset by a one-time tax benefit from foreign income tax refunds.
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
Unrecognized tax benefits of $69.0 million and $60.5 million as of the end of the second quarter of fiscal 2019 and fiscal year end 2018, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of the end of the second quarter of fiscal 2019 and fiscal year end 2018, the Company had accrued $13.0 million and $11.0 million, respectively, for interest and penalties, which are recorded in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Commitments
As of the end of the second quarter of fiscal 2019, the Company had unconditional purchase obligations of approximately $246.1 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.
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

•	any anticipated benefits to us from the acquisition Viewpoint and our ability to successfully integrate the Viewpoint business;

•	fluctuations in interest rates and foreign currency exchange rates;

•	our belief that our gross unrecognized tax benefits will not materially change in the next twelve months; and

•	our growth strategy, including our focus on historically underserved large markets, the relative importance of organic growth versus strategic acquisitions, and the reasons that we acquire businesses.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Management believes that, except for the adoption of the new lease standard as discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, there have been no significant changes during the first two quarters of fiscal 2019 to the items that we disclosed as our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.
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

For the second quarter of fiscal 2019, total revenue increased by $69.3 million compared to the second quarter of fiscal 2018. By geography, North America and Europe were up, Asia Pacific was down, and rest of the world was relatively flat. We continue to experience a shift in revenue towards a more significant mix of software, maintenance, subscription, and services, driven both by organic growth and acquisitions.
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
Seasonality of Business
Construction equipment revenue, within our Buildings and Infrastructure segment, historically has been higher in early spring. Our agricultural equipment revenue, within our Resources and Utilities segment, has historically been the highest in the first quarter, followed by the second quarter, reflecting buying in anticipation of the spring planting season in the Northern hemisphere. However, overall as a company, as a result of diversification of our business across segments and the increased impact of subscription revenue, we may experience less seasonality in the future. Changes in global macroeconomic conditions could also impact the level of seasonality we experience.
RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin, and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below:

	Second Quarter of		First Two Quarters of
	2019	2018	2019	2018
(In millions)
Revenue:
Product	$521.1	$531.0	$1,009.5	$1,028.8
Service	174.6	136.1	333.8	264.9
Subscription	159.1	118.4	313.1	234.0
Total revenue	$854.8	$785.5	1,656.4	1,527.7
Gross margin	$460.6	$422.7	$898.9	$818.9
Gross margin as a % of revenue	53.9%	53.8%	54.3%	53.6%
Operating income	$109.7	$89.5	$196.0	$153.7
Operating income as a % of revenue	12.8%	11.4%	11.8%	10.1%
Diluted earnings per share	$0.37	$0.25	$0.62	$0.49

Total non-GAAP revenue *	$855.8	$789.3	$1,660.3	$1,534.4
Non-GAAP operating income *	$174.7	$163.1	$327.6	$305.0
Non-GAAP operating income as a % of Non-GAAP Revenue*	20.4%	20.7%	19.7%	19.9%
Non-GAAP diluted earnings per share *	$0.53	$0.51	$0.97	$0.97
 * See SUPPLEMENTAL DISCLOSURE OF NON-GAAP FINANCIAL MEASURES for a reconciliation of our GAAP results to our non-GAAP measures.

Revenue
Total revenue increased $69.3 million or 9% and $128.7 million or 8% for the second quarter and the first two quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018. Excluding unfavorable foreign currency impacts of approximately 2%, revenue increased due to the Viewpoint acquisition and, to a lesser extent, organic growth in Buildings and Infrastructure, Resources and Utilities, and Transportation. The increases were partially offset by Geospatial, which was down. We consider organic growth to include revenue from acquisitions completed in, or before, the corresponding prior year period.
By revenue category, for the second quarter of fiscal 2019, product revenue decreased $9.9 million or 2%, service revenue increased $38.5 million or 28%, and subscription revenue increased $40.7 million or 34%, compared to the corresponding period in fiscal 2018. For the first two quarters of fiscal 2019, product revenue decreased $19.3 million or 2%, service revenue increased $68.9 million or 26%, and subscription revenue increased $79.1 million or 34%, compared to the corresponding period in fiscal 2018. Product revenue decreased primarily due to ongoing weakness in our Geospatial OEM hardware sales, particularly in China. Service and subscription revenue increased significantly due to Viewpoint software maintenance and subscription revenue and, to a lesser extent, organic growth, particularly in Buildings and Infrastructure and Transportation subscription revenue.
Gross Margin
Gross margin varies due to a combination of factors including product mix, pricing, distribution channel, and production volumes.
Gross margin increased by $37.9 million and $80.0 million for the second quarter and first two quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018, primarily due to the Viewpoint acquisition and increased organic software and subscription revenue growth in Buildings and Infrastructure, partially offset by a decrease in Geospatial due to revenue declines. Gross margin as a percentage of total revenue was 53.9% and 54.3% for the second quarter and first two quarters of fiscal 2019, respectively, compared to 53.8% and 53.6% for the corresponding periods in fiscal 2018 due to improved product mix in Buildings and Infrastructure, largely offset by Geospatial revenue declines and Transportation product mix.
Operating Income
Operating income increased by $20.2 million and $42.3 million for the second quarter and first two quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018. Operating income as a percentage of total revenue was 12.8% and 11.8% for the second quarter and first two quarters of fiscal 2019, respectively, compared to 11.4% and 10.1% for the corresponding periods in fiscal 2018.
For the second quarter of fiscal 2019, the increase in operating income and operating income percentage were primarily attributable to the Viewpoint acquisition as well as organic revenue growth in Building and Infrastructure and lower acquisition costs in the second quarter of fiscal 2019 than those associated with the Viewpoint acquisition included in prior year, partially offset by Geospatial revenue declines, increased intangibles amortization, and Transportation increased research and development investments. For the first two quarters of fiscal 2019, the increase was due to the same factors as well as e-Builder acquisition costs included in the first quarter of the prior year.
Research and Development, Sales and Marketing, and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expense are summarized in the following table:

	Second Quarter of		First Two Quarters of
	2019	2018	2019	2018
(In millions)
Research and development	$119.6	$110.1	$237.8	$219.4
Percentage of revenue	14.0%	14.0%	14.4%	14.4%
Sales and marketing	$128.8	$112.8	$256.2	$234.9
Percentage of revenue	15.1%	14.4%	15.5%	15.4%
General and administrative	$79.9	$89.4	$162.7	$171.0
Percentage of revenue	9.3%	11.4%	9.8%	11.2%
Total	$328.3	$312.3	$656.7	$625.3
Overall, R&D, S&M, and G&A expense increased by 16.0 million or 5% and 31.4 million or 5% for the second quarter and first two quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018.

Research and development expense increased by $9.5 million or 9% and $18.4 million or 8% for the second quarter and first two quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018. As compared to the prior year, the increase in the second quarter and first two quarters of fiscal 2019 was primarily due to the impact of Viewpoint expenses not applicable in the prior corresponding periods, and to a lesser extent, increased compensation expenses associated with increased headcount, particularly in Transportation, partially offset by favorable foreign currency impacts.
Overall, research and development spending was 14.0% and 14.4% of revenue in the second quarter and first two quarters of fiscal 2019, respectively, consistent with the corresponding periods in fiscal 2018. We believe that the development and introduction of new products are critical to our future success, and we expect to continue active development of new products.
Sales and marketing expense increased by $16.0 million or 14% and $21.3 million or 9%, in the second quarter and first two quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018. As compared to the prior year, the increase in the second quarter and first two quarters of fiscal 2019 was primarily due to the impact of Viewpoint expense not applicable in the prior corresponding periods and an increase in compensation expense partially offset by favorable foreign currency impacts.
Overall, spending for sales and marketing was 15.1% and 15.5% of revenue in the second quarter and first two quarters of fiscal 2019, respectively, compared to 14.4% and 15.4% in the corresponding periods of fiscal 2018.
General and administrative expense decreased by $9.5 million or 11% and $8.3 million or 5% for the second quarter and first two quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018. As compared to the prior year, the decrease in the second quarter and first two quarters of fiscal 2019 was primarily due to lower compensation expense, lower acquisition costs, lower consulting costs, and favorable foreign currency impacts, partially offset by the impact of Viewpoint expenses not applicable in the prior corresponding periods.
Overall, general and administrative spending was 9.3% and 9.8% of revenue in the second quarter and first two quarters of fiscal 2019, respectively, compared to 11.4% and 11.2% in the corresponding periods in fiscal 2018.
Amortization of Purchased Intangible Assets

	Second Quarter of		First Two Quarters of
	2019	2018	2019	2018
(In millions)
Cost of sales	$23.8	$23.9	$48.0	$47.0
Operating expenses	19.7	18.7	39.8	36.1
Total amortization expense of purchased intangibles	$43.5	$42.6	$87.8	$83.1
Total amortization expense of purchased intangibles represented 5% of revenue in the second quarter and first two quarters of fiscal 2019 and 2018. The expense for the second quarter and first two quarters of fiscal 2019 was higher as compared to the corresponding periods in fiscal 2018 due to new acquisitions' amortization, primarily the Viewpoint acquisition, which was not applicable in the prior year, partially offset by the expiration of prior acquisitions' amortization.

Non-operating Income (Expense), Net
The components of Non-operating income (expense), net, were as follows:

	Second Quarter of		First Two Quarters of
	2019	2018	2019	2018
(In millions)
Interest expense, net	$(20.6)	$(18.6)	$(42.5)	$(28.1)
Foreign currency transaction gain (loss), net	(1.0)	(3.0)	(1.9)	0.7
Income from equity method investments, net	12.9	9.5	21.7	14.4
Other income, net	14.4	1.8	17.3	5.2
Total non-operating income (expense), net	$5.7	$(10.3)	$(5.4)	$(7.8)
Non-operating income (expense), net increased by $16.0 million and $2.4 million for the second quarter and first two quarters of fiscal 2019, compared to the corresponding periods in fiscal 2018. The increase for the second quarter and first two quarters of 2019 was primarily due to a gain from the sale of an equity investment included in Other income, net and increased joint venture profitability, partially offset by higher interest costs associated with increased debt.
Income Tax Provision
Our effective income tax rate for the second quarter of fiscal 2019 was 18%, compared to 19% in the corresponding period in fiscal 2018; the decrease was primarily due to a one-time tax benefit from foreign income tax refunds in the second quarter of fiscal 2019, and a one-time tax charge from foreign audit settlement in the second quarter of fiscal 2018, partially offset by transfer pricing tax reserves for stock-based compensation deductions. For the first two quarters of fiscal 2019, our effective income tax rate was 18% as compared to 16% in the corresponding period in fiscal 2018; the increase was primarily due to transfer pricing tax reserves for stock-based compensation deductions in the second quarter of fiscal 2019, a one-time tax benefit from foreign deferred tax adjustments in the first quarter of fiscal 2018, partially offset by a one-time tax benefit from foreign income tax refunds. Our effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, a benefit from U.S. federal R&D credit, and stock-based compensation deductions.
Results by Segment
Our Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of our reportable operating segments under our management reporting system. For additional discussion of our segments, see Note 6 of the Notes to the Condensed Consolidated Financial Statements.
The following table is a summary of revenue and operating income by segment:

	Second Quarter of		First Two Quarters of
	2019	2018	2019	2018
(In millions)
Buildings and Infrastructure
Segment revenue	$339.9	$277.7	$634.6	$504.9
Segment revenue as a percent of total revenue	40%	35%	38%	33%
Segment operating income	$84.6	$70.3	$147.1	$115.9
Segment operating income as a percent of segment revenue	24.9%	25.3%	23.2%	23.0%
Geospatial
Segment revenue	$164.4	$184.4	$325.6	$358.9
Segment revenue as a percent of total revenue	19%	23%	20%	23%
Segment operating income	$31.1	$41.6	$60.5	$78.9
Segment operating income as a percent of segment revenue	18.9%	22.6%	18.6%	22.0%
Resources and Utilities
Segment revenue	$152.7	$145.3	$312.2	$304.8
Segment revenue as a percent of total revenue	18%	18%	19%	20%
Segment operating income	$45.5	$42.5	$96.6	$94.4
Segment operating income as a percent of segment revenue	29.8%	29.2%	30.9%	31.0%
Transportation
Segment revenue	$198.8	$181.9	$387.9	$365.8
Segment revenue as a percent of total revenue	23%	23%	23%	24%
Segment operating income	$32.9	$31.2	$64.1	$61.7
Segment operating income as a percent of segment revenue	16.5%	17.2%	16.5%	16.9%
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	Second Quarter of		First Two Quarters of
	2019	2018	2019	2018
(In millions)
Consolidated segment operating income	$194.1	$185.6	$368.3	$350.9
Unallocated corporate expense	(19.4)	(22.5)	(40.7)	(45.9)
Restructuring charges	(2.9)	(2.8)	(6.6)	(4.2)
Acquired deferred revenue adjustment	(1.0)	(3.8)	(3.9)	(6.7)
Amortization of purchased intangible assets	(43.5)	(42.6)	(87.8)	(83.1)
Stock-based compensation	(17.2)	(16.9)	(33.5)	(34.3)
Amortization of acquired capitalized commissions	1.6	0.6	3.3	1.1
Acquisition / divestiture items	(2.0)	(8.1)	(3.1)	(24.1)
Consolidated operating income	109.7	89.5	196.0	153.7
Non-operating income (expense), net:	5.7	(10.3)	(5.4)	(7.8)
Consolidated income before taxes	$115.4	$79.2	$190.6	$145.9
Buildings and Infrastructure
Buildings and Infrastructure revenue increased by $64.7 million or 24% and $132.0 million or 26% for the second quarter and first two quarters of fiscal 2019, compared to the corresponding periods in fiscal 2018. Segment operating income increased $17.9 million or 27% and $35.8 million or 32% for the second quarter and first two quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018.

For the second quarter and first two quarters of fiscal 2019, excluding unfavorable foreign currency impacts of approximately 2%, respectively, revenue increased due to the Viewpoint acquisition, including software maintenance and subscription revenue, and to a lesser extent, organic growth driven primarily by increased software, maintenance, and subscription revenue. Civil engineering and construction experienced growth in software and subscription revenue, and e-Builder experienced subscription growth as well. Segment operating income increased for the second quarter and first two quarters of fiscal 2019 due to the Viewpoint acquisition, as well as organic revenue growth and gross margin expansion due to product mix.
Geospatial
Geospatial revenue decreased $20.0 million or 11% and $33.3 million or 9% for the second quarter and first two quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018. Segment operating income decreased by $10.5 million or 25% and $18.4 million or 23% for the second quarter and first two quarters of fiscal 2019, compared to the corresponding periods in fiscal 2018.
For the second quarter and first two quarters of fiscal 2019, excluding unfavorable foreign currency impacts of approximately 1% and 2%, respectively, revenue decreased mainly due to weakness in our OEM hardware sales in Asia Pacific, primarily in China. Geospatial survey sales were flat, and compared to corresponding periods in the prior year did not benefit from significant new product introductions. Segment operating income decreased for the second quarter and first two quarters of fiscal 2019 primarily due to the negative impact from the OEM revenue shortfall.
Resources and Utilities
Resources and Utilities revenue increased $7.6 million or 5% and $7.7 million or 3% for the second quarter and first two quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018. Segment operating income increased by $3.1 million or 7% and $2.4 million or 3% for the second quarter and first two quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018.
For the second quarter and first two quarters of 2019, excluding unfavorable foreign currency impacts of approximately 3%, revenue increased mainly due to organic positioning services sales. Agriculture hardware sales were flat for the first two quarters and slightly down in the second quarter in both the OEM and reseller channels due to continued weakness in North America as a result of market uncertainties, including China soybean tariffs on U.S imports, as well as weakness in Brazil and Europe due to drought conditions. Segment operating income for the second quarter and first two quarters of fiscal 2019 increased mainly due to increases in service and subscription revenue.
Transportation
Transportation revenue increased by $17.0 million or 9% and $22.3 million or 6% for the second quarter and first two quarters of fiscal 2019, compared to the corresponding periods in fiscal 2018. Segment operating income increased $1.8 million or 6% and $2.6 million or 4% for the second quarter and first two quarters of fiscal 2019, compared to the corresponding periods in fiscal 2018.
For the second quarter and first two quarters of fiscal 2019, excluding unfavorable foreign currency impacts of approximately 1%, revenue increased primarily due to hardware sales and continued subscription growth from new and existing transportation and logistics customers and to a lesser extent, subscription growth of our mapping products. Segment operating income increased for the second quarter and first two quarters of fiscal 2019 primarily due to revenue growth, partially offset by gross margin compression due to hardware product mix and increased research and development investments.
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

In the normal course of business to facilitate sales of our products, we indemnify other parties, including customers, lessors, and parties to other transactions with us, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. From time to time, in connection with divesting some of our businesses or assets, we may also indemnify purchasers for certain matters in the normal course of business, such as breaches of representations, covenants, or excluded liabilities. In addition, we entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the second quarter of fiscal 2019 and fiscal year end 2018.
LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter of	Fiscal Year End
As of	2019	2018
(In millions, except percentages)
Cash and cash equivalents	$199.6	$172.5
As a percentage of total assets	3.4%	3.0%
Principal balance of outstanding debt	$1,754.7	$1,981.9

	First Two Quarters of
	2019	2018
(In millions)
Cash provided by operating activities	$325.5	$267.8
Cash used in investing activities	(19.8)	(384.8)
Cash provided by (used in) financing activities	(279.3)	337.6
Effect of exchange rate changes on cash and cash equivalents	0.7	(8.1)
Net increase in cash and cash equivalents	$27.1	$212.5
Cash and Cash Equivalents and Short-Term Investments
As of the end of the second quarter of fiscal 2019, cash and cash equivalents totaled $199.6 million compared to $172.5 million as of fiscal year end 2018.
We believe that our cash and cash equivalents, together with our borrowings under the commitments for our credit facilities and senior notes, will be sufficient to meet our anticipated operating cash needs, debt service, and planned capital expenditures in the next twelve months.
Operating Activities
Cash provided by operating activities was $325.5 million for the first two quarters of fiscal 2019, compared to $267.8 million for the first two quarters of fiscal 2018. The increase of $57.7 million was primarily driven by increased net income, after adjusting for non-cash items and a decrease in inventory purchases and lower tax payments, partially offset by a decrease in accrued compensation and benefits.
Investing Activities
Cash used in investing activities was $19.8 million for the first two quarters of fiscal 2019, compared to $384.8 million for the first two quarters of fiscal 2018. The decrease of cash used in investing activities of $365.0 million was primarily due to the purchase of e-Builder for $485.5 million, partially offset by proceeds from the sale of short-term investments, all in the prior year.
Financing Activities
Cash used by financing activities was $279.3 million for the first two quarters of fiscal 2019, compared to cash provided by financing activities of $337.6 million for the first two quarters of fiscal 2018. The decrease in cash flows from financing activities of $616.9 million was primarily driven by the repayment of debt, net of borrowings, as compared to the increase in debt proceeds, net of repayments, in the prior year used to fund the e-Builder acquisition.
Accounts Receivable and Inventory Metrics

	Second Quarter of	Fiscal Year End
As of	2019	2018
Accounts receivable days sales outstanding	55	59
Inventory turns per year	5.0	4.9
Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve-month period.
Debt
During the second quarter of fiscal 2019, we repaid $153.6 million of debt, net of borrowings. Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we were in compliance with at the end of the second quarter of fiscal 2019. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for more information regarding our debt.
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

		Second Quarter				First Two Quarters of
		2019		2018		2019		2018
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$854.8		$785.5		$1,656.4		$1,527.7
Acquired deferred revenue adjustment	(A)	1.0		3.8		3.9		6.7
Non-GAAP Revenue:		$855.8		$789.3		$1,660.3		$1,534.4
GROSS MARGIN:
GAAP gross margin:		$460.6	53.9%	$422.7	53.8%	$898.9	54.3%	$818.9	53.6%
Acquired deferred revenue adjustment	(A)	1.0		3.8		3.9		6.7
Restructuring charges	(B)	—		0.6		0.2		0.4
Amortization of purchased intangible assets	(C)	23.8		23.9		48.0		47.0
Stock-based compensation	(D)	1.4		1.1		2.7		2.2
Acquisition / divestiture items	(E)	—		—		—		2.0
Non-GAAP gross margin:		$486.8	56.9%	$452.1	57.3%	$953.7	57.4%	$877.2	57.2%
OPERATING EXPENSES:
GAAP operating expenses:		$350.9	41.1%	$333.2	42.4%	$702.9	42.4%	$665.2	43.5%
Restructuring charges	(B)	(2.9)		(2.2)		(6.4)		(3.8)
Amortization of purchased intangible assets	(C)	(19.7)		(18.7)		(39.8)		(36.1)
Stock-based compensation	(D)	(15.8)		(15.8)		(30.8)		(32.1)
Acquisition / divestiture items	(E)	(2.0)		(8.1)		(3.1)		(22.1)
Amortization of acquired capitalized commissions	(F)	1.6		$0.6		3.3		1.1
Non-GAAP operating expenses:		$312.1	36.5%	$289.0	36.6%	$626.1	37.7%	$572.2	37.3%
OPERATING INCOME:
GAAP operating income:		$109.7	12.8%	$89.5	11.4%	$196.0	11.8%	$153.7	10.1%
Acquired deferred revenue adjustment	(A)	1.0		3.8		3.9		6.7
Restructuring charges	(B)	2.9		2.8		6.6		4.2
Amortization of purchased intangible assets	(C)	43.5		42.6		87.8		83.1
Stock-based compensation	(D)	17.2		16.9		33.5		34.3
Acquisition / divestiture items	(E)	2.0		8.1		3.1		24.1
Amortization of acquired capitalized commissions	(F)	(1.6)		(0.6)		(3.3)		(1.1)
Non-GAAP operating income:		$174.7	20.4%	$163.1	20.7%	$327.6	19.7%	$305.0	19.9%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$5.7		$(10.3)		$(5.4)		$(7.8)
Acquisition / divestiture items	(E)	(13.1)		0.7		(12.8)		(2.1)
Debt issuance costs	(G)	—		6.7		—		6.7
Non-GAAP non-operating expense, net:		$(7.4)		$(2.9)		$(18.2)		$(3.2)

			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			( J )		( J )		( J )		( J )
INCOME TAX PROVISION:
GAAP income tax provision:		$20.8	18%	$15.1	19%	$33.6	18%	$23.1	16%
Non-GAAP items tax effected	(H)	9.3		15.4		20.7		24.4
Difference in GAAP and Non-GAAP tax rate	(I)	3.4		—		7.6		9.9
Non-GAAP income tax provision:		$33.5	20%	$30.5	19%	$61.9	20%	$57.4	19%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$94.6		$64.1		$156.9		$122.6
Acquired deferred revenue adjustment	(A)	1.0		3.8		3.9		6.7
Restructuring charges	(B)	2.9		2.8		6.6		4.2
Amortization of purchased intangible assets	(C)	43.5		42.6		87.8		83.1
Stock-based compensation	(D)	17.2		16.9		33.5		34.3
Acquisition / divestiture items	(E)	(11.1)		8.8		(9.7)		22.0
Amortization of acquired capitalized commissions	(F)	(1.6)		(0.6)		(3.3)		(1.1)
Debt issuance costs	(G)	—		6.7		—		6.7
Non-GAAP tax adjustments	(H)+(I)	(12.7)		(15.4)		(28.3)		(34.3)
Non-GAAP net income attributable to Trimble Inc.:		$133.8		$129.7		$247.4		$244.2

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$0.37		$0.25		$0.62		$0.49
Acquired deferred revenue adjustment	(A)	—		0.01		0.01		0.03
Restructuring charges	(B)	0.01		0.01		0.03		0.02
Amortization of purchased intangible assets	(C)	0.17		0.17		0.34		0.33
Stock-based compensation	(D)	0.07		0.07		0.13		0.13
Acquisition / divestiture items	(E)	(0.04)		0.03		(0.04)		0.09
Amortization of acquired capitalized commissions	(F)	—		—		(0.01)		—
Debt issuance costs	(G)	—		0.03		—		0.02
Non-GAAP tax adjustments	(H)+(I)	(0.05)		(0.06)		(0.11)		(0.14)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$0.53		$0.51		$0.97		$0.97

ADJUSTED EBITDA:
Non-GAAP operating income:		$174.7		$163.1		$327.6		$305.0
Depreciation expense		10.1		8.7		20.3		17.2
Income from equity method investments, net		12.9		9.5		21.7		14.4
Adjusted EBITDA		$197.7		$181.3		$369.6		$336.6
Non-GAAP Revenue and Operating Income Results
Non-GAAP revenue increased by $66.5 million or 8% and $125.9 million or 8% for the second quarter and first two quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018. Excluding unfavorable foreign currency impacts of approximately 2% for the second quarter and first two quarters of fiscal 2019, respectively, revenue increased approximately 8% primarily due to the Viewpoint acquisition and to a lesser extent, organic growth in Buildings and Infrastructure, Transportation, and Resources and Utilities. The increases were partially offset by Geospatial revenue declines.
Non-GAAP operating income increased by $11.6 million or 7% and $22.6 million or 7% for the second quarter and first two quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018, primarily due to the Viewpoint acquisition and organic revenue growth in Buildings and Infrastructure, including civil engineering and construction and e-Builder, partially offset by Geospatial revenue declines and Transportation increased research and development investments. Non-GAAP operating income as a percentage of total revenue was 20.4% and 19.7% for the second quarter and first two quarters of fiscal 2019, respectively, compared to 20.7% and 19.9% for the corresponding periods in fiscal 2018.
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
Non-GAAP gross margin
We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions and manufacturing costs influence our business. Non-GAAP gross margin excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, restructuring charges, amortization of purchased intangible assets, stock-based compensation, and acquisition/divestiture items associated with the acceleration of acquisition stock options from GAAP gross margin. We believe that these adjustments offer investors additional information that may be useful to view trends in our gross margin performance.
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
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends, which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, and acquisition/divestiture items from GAAP operating income. We believe that these adjustments offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.
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
Non-GAAP net income
This measure provides a supplemental view of net income trends, which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, acquisition/divestiture items, debt issuance costs, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these adjustments and from an alternative view of our net income performance compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, acquisition/divestiture items, debt issuance costs, and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these adjustments offer investors a useful view of our diluted net income per share compared to our past diluted net income per share.
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
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our "core operating performance" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur, or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period-to-period comparisons. Accordingly, management excludes from non-GAAP those items relating to the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, acquisition/divestiture items, debt issuance costs, and non-GAAP tax adjustments.

(A).
Acquired deferred revenue adjustment. Purchase accounting generally requires us to write-down acquired deferred revenue to fair value. Our GAAP revenue includes the fair value impact from purchase accounting for post-contract support and subscriptions contracts assumed in connection with our acquisitions. The non-GAAP adjustment to our revenue is intended to reflect the full amount of such revenue. We believe this adjustment is useful to investors as a measure of the ongoing performance of our business and facilitates analysis of revenue growth and business trends.

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

(D).
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the second quarter and first two quarters of fiscal years 2019 and 2018, stock-based compensation was allocated as follows:

	Second Quarter		First Two Quarters of
(Dollars in millions)	2019	2018	2019	2018
Cost of sales	$1.4	$1.1	$2.7	$2.2
Research and development	4.0	3.2	7.5	6.3
Sales and marketing	3.1	2.4	5.8	4.7
General and administrative	8.7	10.2	17.5	21.1
Total stock-based compensation expense	$17.2	$16.9	$33.5	$34.3

(E).
Acquisition / divestiture items. Included in our GAAP presentation of cost of sales and operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, integration, and other closing costs including the acceleration of acquisition stock options and adjustments to the fair value of earn-out liabilities. Included in our GAAP presentation of non-operating income (expense), net, acquisition/divestiture items includes unusual acquisition, investment, and/or divestiture gains/losses. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

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

(G).
Debt issuance costs. Included in our non-operating income (loss), net this amount represents incurred costs in connection with a bridge facility we put in place for the Viewpoint acquisition, costs associated with the issuance of new credit facilities and our senior notes issued in 2018 that were not capitalized as debt issuance costs and a write-off of debt issuance costs for terminated and/or modified credit facilities. We excluded the debt issuance cost write-off from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-operating income to facilitate an evaluation of our non-operating income trends.

(H).
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) - (G) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

(I).
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

(J).
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

In the second quarter and first two quarters of fiscal 2019, revenue and operating income were negatively impacted by foreign currency exchange rates by $12.9 million and $0.1 million and $29.5 million and $0.1 million, respectively.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, New Zealand dollars, Australian dollars, Brazilian Real, and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the second quarter of fiscal 2019 and fiscal year end 2018 are summarized as follows (in millions):

	Second Quarter of Fiscal 2019		Fiscal Year End 2018
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(96.5)	$0.2	$(65.8)	$—
Sold	$114.9	$(0.1)	$144.2	$0.4
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

EXHIBIT INDEX
.

3.1	Certificate of Incorporation of the Company. (1)
3.2	Bylaws of the Company. (2)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (3)
10.1	Form of Global Performance Restricted Stock Unit Award Agreement (officers) under the Company’s Amended and Restated 2002 Stock Plan. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 2, 2019. (4)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 2, 2019. (4)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 2, 2019. (4)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 2, 2019. (4)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019, formatted in Inline XBRL.

(1)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(2)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(3)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(4)	Furnished or filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE INC.
(Registrant)

By:	/s/ Robert G. Painter
Robert G. Painter
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: August 2, 2019