Form 10-Q
period 2019-09-27
TRIMBLE INC.
filed 2019-11-04
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 27, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
As of November 1, 2019, there were 249,133,702 shares of Common Stock, par value $0.001 per share, outstanding.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended September 27, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Third Quarter of	Fiscal Year End
As of	2019	2018
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$184.6	$172.5
Accounts receivable, net	488.9	512.6
Other receivables	27.2	33.2
Inventories	290.1	298.0
Other current assets	71.0	72.8
Total current assets	1,061.8	1,089.1
Property and equipment, net	229.0	212.9
Operating lease right-of-use assets	133.7	—
Goodwill	3,534.4	3,540.0
Other purchased intangible assets, net	627.3	744.3
Deferred costs, non-current	41.9	41.3
Other non-current assets	175.8	148.8
Total assets	$5,803.9	$5,776.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$236.3	$256.2
Accounts payable	156.7	147.6
Accrued compensation and benefits	115.1	169.2
Deferred revenue	375.1	348.4
Accrued warranty expense	14.9	15.3
Other current liabilities	161.2	118.5
Total current liabilities	1,059.3	1,055.2
Long-term debt	1,514.0	1,712.3
Deferred revenue, non-current	43.9	38.8
Deferred income tax liabilities	75.7	73.8
Income taxes payable	73.3	71.3
Operating lease liabilities	109.0	—
Other non-current liabilities	140.6	150.2
Total liabilities	3,015.8	3,101.6
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 249.1 and 250.9 shares issued and outstanding third quarter of 2019 and fiscal year end 2018	0.2	0.3
Additional paid-in-capital	1,661.6	1,591.9
Retained earnings	1,332.3	1,268.3
Accumulated other comprehensive loss	(207.3)	(186.1)
Total Trimble Inc. stockholders' equity	2,786.8	2,674.4
Noncontrolling interests	1.3	0.4
Total stockholders' equity	2,788.1	2,674.8
Total liabilities and stockholders' equity	$5,803.9	$5,776.4

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
(In millions, except per share amounts)	2019	2018	2019	2018
Revenue:
Product	$458.8	$499.7	$1,468.3	$1,528.5
Service	168.0	156.5	501.8	421.4
Subscription	157.1	139.0	470.2	373.0
Total revenue	783.9	795.2	2,440.3	2,322.9
Cost of sales:
Product	230.8	237.5	718.5	723.1
Service	58.9	64.6	192.2	183.8
Subscription	48.9	38.0	137.4	95.0
Amortization of purchased intangible assets	23.3	28.2	71.3	75.2
Total cost of sales	361.9	368.3	1,119.4	1,077.1
Gross margin	422.0	426.9	1,320.9	1,245.8
Operating expense:
Research and development	112.3	114.1	350.1	333.5
Sales and marketing	119.7	119.7	375.9	354.6
General and administrative	77.2	91.6	239.9	262.6
Restructuring charges	3.6	2.5	10.0	6.3
Amortization of purchased intangible assets	17.5	21.6	57.3	57.7
Total operating expense	330.3	349.5	1,033.2	1,014.7
Operating income	91.7	77.4	287.7	231.1
Non-operating expense, net:
Interest expense, net	(19.7)	(22.7)	(62.2)	(50.8)
Foreign currency transaction gain (loss), net	(1.5)	(0.1)	(3.4)	0.6
Income from equity method investments, net	8.8	8.8	30.5	23.2
Other income (expense), net	(0.4)	0.7	16.9	5.9
Total non-operating expense, net	(12.8)	(13.3)	(18.2)	(21.1)
Income before taxes	78.9	64.1	269.5	210.0
Income tax provision (benefit)	0.8	(9.6)	34.4	13.5
Net income	78.1	73.7	235.1	196.5
Net gain attributable to noncontrolling interests	—	—	0.1	0.2
Net income attributable to Trimble Inc.	$78.1	$73.7	$235.0	$196.3
Basic earnings per share	$0.31	$0.29	$0.94	$0.79
Shares used in calculating basic earnings per share	250.4	250.5	251.2	249.6
Diluted earnings per share	$0.31	$0.29	$0.93	$0.78
Shares used in calculating diluted earnings per share	252.1	253.6	253.4	253.0

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
	2019	2018	2019	2018
(In millions)
Net income	$78.1	$73.7	$235.1	$196.5
Foreign currency translation adjustments, net of tax	(26.9)	7.4	(21.4)	(22.8)
Net unrealized gain (loss), net of tax	—	(0.1)	0.2	0.3
Comprehensive income	51.2	81.0	213.9	174.0
Comprehensive gain attributable to noncontrolling interests	—	—	0.1	0.2
Comprehensive income attributable to Trimble Inc.	$51.2	$81.0	$213.8	$173.8

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2018	250.9	$0.3	$1,591.9	$1,268.3	$(186.1)	$2,674.4	$0.4	$2,674.8
Net income	—	—	—	62.3	—	62.3	0.1	62.4
Other comprehensive income	—	—	—	—	3.6	3.6	—	3.6
Comprehensive income						65.9		66.0
Issuance of common stock under employee plans, net of tax withholdings	1.6	—	33.3	(7.7)	—	25.6	—	25.6
Stock repurchases	(1.0)	—	(6.5)	(33.5)	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	16.6	—	—	16.6	—	16.6
Noncontrolling interest investments	—	—	(0.8)	—	—	(0.8)	0.8	—
Balance at the end of the first quarter of fiscal 2019	251.5	$0.3	$1,634.5	$1,289.4	$(182.5)	$2,741.7	$1.3	$2,743.0
Net income	—	—	—	94.6	—	94.6	—	94.6
Other comprehensive income	—	—	—	—	2.1	2.1	—	2.1
Comprehensive income						96.7		96.7
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	1.7	(13.5)	—	(11.8)	—	(11.8)
Stock repurchases	(0.4)	—	(2.9)	(16.1)	—	(19.0)	—	(19.0)
Stock-based compensation	—	—	16.4	—	—	16.4	—	16.4
Balance at the end of the second quarter of fiscal 2019	251.8	0.3	1,649.7	1,354.4	(180.4)	2,824.0	1.3	2,825.3
Net income	—	—	—	78.1	—	78.1	—	78.1
Other comprehensive income	—	—	—	—	(26.9)	(26.9)	—	(26.9)
Comprehensive income						51.2		51.2
Issuance of common stock under employee plans, net of tax withholdings	0.6	—	15.5	(0.7)	—	14.8	—	14.8
Stock repurchases	(3.3)	(0.1)	(21.2)	(99.5)	—	(120.8)	—	(120.8)
Stock-based compensation	—	—	17.6	—	—	17.6	—	17.6
Balance at the end of the third quarter of fiscal 2019	249.1	$0.2	$1,661.6	$1,332.3	$(207.3)	$2,786.8	$1.3	$2,788.1

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2017	248.9	$0.2	$1,461.1	$1,084.6	$(131.4)	$2,414.5	$—	$2,414.5
Net income	—	—	—	58.5	—	58.5	0.2	58.7
Other comprehensive income	—	—	—	—	30.3	30.3	—	30.3
Comprehensive income						88.8		89.0
Issuance of common stock under employee plans, net of tax withholdings	1.1	—	25.8	3.0	—	28.8	—	28.8
Stock repurchases	(1.3)	—	(7.5)	(42.5)	—	(50.0)	—	(50.0)
Stock-based compensation	—	—	17.6	—	—	17.6	—	17.6
Balance at the end of the first quarter of fiscal 2018	248.7	$0.2	$1,497.0	$1,103.6	$(101.1)	$2,499.7	$0.2	$2,499.9
Net income	—	—	—	64.1	—	64.1	—	64.1
Other comprehensive income	—	—	—	—	(60.1)	(60.1)	—	(60.1)
Comprehensive income						4.0		4.0
Issuance of common stock under employee plans, net of tax withholdings	1.2	—	10.2	(13.7)	—	(3.5)	—	(3.5)
Stock repurchases	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	17.2	—	—	17.2	—	17.2
Balance at the end of the second quarter of fiscal 2018	249.9	0.2	1,524.4	1,154.0	(161.2)	2,517.4	0.2	2,517.6
Net income	—	—	—	73.7	—	73.7	—	73.7
Other comprehensive income	—	—	—	—	7.3	7.3	—	7.3
Comprehensive income						81.0		81.0
Issuance of common stock under employee plans, net of tax withholdings	1.2	0.1	31.2	(0.5)	—	30.8	—	30.8
Stock repurchases	—	—	—	—	—	—		—
Stock-based compensation	—	—	19.2	—	—	19.2		19.2
Balance at the end of the third quarter of fiscal 2018	251.1	$0.3	$1,574.8	$1,227.2	$(153.9)	$2,648.4	$0.2	$2,648.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters of
(In millions)	2019	2018
Cash flow from operating activities:
Net income	$235.1	$196.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	29.7	26.2
Amortization expense	128.6	132.9
Deferred income taxes	4.4	(27.4)
Stock-based compensation	52.1	53.1
Income from equity method investments, net of dividends	(9.5)	(0.2)
Other, net	4.3	14.4
(Increase) decrease in assets:
Accounts receivable, net	16.8	(15.8)
Inventories	1.7	(29.0)
Other current and non-current assets	10.4	(4.1)
Increase (decrease) in liabilities:
Accounts payable	13.6	9.2
Accrued compensation and benefits	(52.3)	(13.8)
Deferred revenue	33.4	53.8
Other current and non-current liabilities	(5.5)	(11.0)
Net cash provided by operating activities	462.8	384.8
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(28.6)	(1,741.4)
Acquisitions of property and equipment	(54.6)	(53.1)
Purchases of short-term investments	—	(24.0)
Proceeds from maturities of short-term investments	—	6.2
Proceeds from sales of short-term investments	—	196.8
Other, net	14.5	2.7
Net cash used in investing activities	(68.7)	(1,612.8)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	28.4	52.3
Repurchases of common stock	(179.8)	(53.0)
Proceeds from debt and revolving credit lines	818.0	2,694.8
Payments on debt and revolving credit lines	(1,033.6)	(1,602.2)
Other, net	(10.2)	(8.9)
Net cash provided by (used in) financing activities	(377.2)	1,083.0
Effect of exchange rate changes on cash and cash equivalents	(4.8)	(8.1)
Net increase (decrease) in cash and cash equivalents	12.1	(153.1)
Cash and cash equivalents - beginning of period	172.5	358.5
Cash and cash equivalents - end of period	$184.6	$205.4

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
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2019 is January 3, 2020 and for fiscal 2018 was December 28, 2018. The third quarter of fiscal 2019 and 2018 ended on September 27, 2019 and September 28, 2018, respectively. Fiscal 2019 is 53-week year and 2018 is 52-week year. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
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
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting polices during the first three quarters of fiscal 2019 from those disclosed in the Company’s most recent Form 10-K, except for the adoption of the new lease standard during the first quarter of fiscal 2019, as discussed below.

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
In June 2016, the FASB issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented based on the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The new standard is applied on a modified-retrospective basis and is effective for the Company beginning in fiscal 2020. Early adoption for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. The Company currently anticipates that the adoption will not have a material impact on its Condensed Consolidated Financial Statements.
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
The Company is required to adopt the guidance in the first quarter of fiscal year 2020 on a prospective basis for all implementation costs incurred after the date of adoption. Early adoption is permitted. The Company is currently evaluating the effect of the new guidance on its Condensed Consolidated Financial Statements.
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
During the third quarter and first three quarters of fiscal 2019, the Company repurchased approximately 3.3 million and 4.7 million shares of common stock in open market purchases, at an average price of $37.57 per share and $38.51 per share for a total of $120.8 million and $179.8 million, respectively, under the 2017 Stock Repurchase Program.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital based on the average book value per share for all outstanding shares, calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase is charged to retained earnings. As a result of the repurchases, retained earnings was reduced by $99.5 million and $149.1 million in the third quarter and first three quarters of fiscal 2019, respectively. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. At the end of the third quarter of fiscal 2019, the 2017 Stock Repurchase Program had remaining authorized funds of $172.4 million.
NOTE 4. BUSINESS COMBINATIONS

During the first three quarters of fiscal 2019, the Company acquired two businesses for total cash consideration of $40.2 million. The Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition. The acquisitions were not significant individually or in the aggregate. The businesses acquired during the first three quarters of fiscal 2019 contributed less than 1% to the Company's total revenue.

The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. For the acquisitions in the first three quarters of fiscal 2019, the preliminary fair values of net tangible assets and intangible assets acquired were based on preliminary valuations and estimates, and assumptions are subject to change within the measurement period (up to one year from the acquisition date).
Intangible Assets
The following table presents details of the Company’s total intangible assets:

As of	Third Quarter of Fiscal 2019			Fiscal Year End 2018
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$1,221.6	$(892.2)	$329.4	$1,220.3	$(825.3)	$395.0
Trade names and trademarks	72.6	(57.4)	15.2	72.9	(53.3)	19.6
Customer relationships	717.2	(449.2)	268.0	715.1	(406.5)	308.6
Distribution rights and other intellectual property	77.8	(63.1)	14.7	84.4	(63.3)	21.1
	$2,089.2	$(1,461.9)	$627.3	$2,092.7	$(1,348.4)	$744.3

The estimated future amortization expense of purchased intangible assets as of the end of the third quarter of fiscal 2019 was as follows:

(In millions)
2019 (Remaining)	$37.2
2020	140.8
2021	119.7
2022	100.8
2023	87.4
Thereafter	141.4
Total	$627.3

Goodwill
The changes in the carrying amount of goodwill by segment for the first three quarters of fiscal 2019 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of fiscal year end 2018	$1,970.2	$403.1	$305.7	$861.0	$3,540.0
Additions due to acquisitions	0.3	—	19.9	—	20.2
Purchase price and foreign currency translation adjustments	(13.2)	(5.7)	(3.7)	(3.2)	(25.8)
Balance as of the end of the third quarter of fiscal 2019	$1,957.3	$397.4	$321.9	$857.8	$3,534.4

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
The following table summarizes the consideration transferred to acquire Viewpoint and e-Builder, the assets acquired, and liabilities assumed, and the estimated useful lives of the identifiable intangible assets as of the dates of the acquisitions:

(In millions)	Viewpoint		e-Builder
Total purchase consideration	$1,212.1		$485.5
Net tangible assets acquired	(0.6)		2.0
Intangible assets acquired:		Estimated Useful Life		Estimated Useful Life
Developed product technology	225.4	6 years	60.5	7 years
In-Process Research & Development	12.9	n/a	—
Order backlog	—		1.7	6 months
Customer relationships	158.6	10 years	42.4	10 years
Trade name	8.9	5 years	4.8	7 years
Favorable Lease	4.3	4 - 9 years	—
Subtotal	410.1		109.4
Deferred tax liability	(61.2)		(18.2)
Less fair value of all assets/liabilities acquired	348.3		93.2
Goodwill	$863.8		$392.3

Goodwill consisted of highly skilled and valuable assembled workforce, a proven ability to generate new products and services to drive future revenue, and a premium paid by the Company for synergies unique to its business. Goodwill of $95.8 million for Viewpoint is expected to be deductible for tax purposes.
The following table presents unaudited supplemental pro forma results of operations of the Company, Viewpoint, and e-Builder, as if the companies had been combined as of the beginning of the earliest period presented. The pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisitions taken place on the first day of fiscal 2018, or of future results. Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the applicable acquisition dates. For the third quarter and the first three quarters of fiscal 2018, the major impacts for the pro forma results include amortization of intangible assets related to the acquisitions, impacts from adoption of Revenue from Contracts with Customers, interest expense for debt used to purchase Viewpoint and e-Builder, income tax effects, and other adjustments to reflect fair value. The pro forma information for the first three quarters of fiscal 2018 is as follows:

First Three Quarters of
Fiscal Period	2018
(in millions, except per share data)
Revenue	$2,420.0
Net income attributable to Trimble Inc.	189.5
Basic earnings per share	0.76
Diluted earnings per share	0.75

NOTE 5. INVENTORIES
Inventories consisted of the following:

	Third Quarter of	Fiscal Year End
As of	2019	2018
(In millions)
Raw materials	$96.7	$96.2
Work-in-process	12.3	12.6
Finished goods	181.1	189.2
Total inventories	$290.1	$298.0

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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Third Quarter of Fiscal 2019
Revenue	$309.6	$155.1	$120.9	$198.3	$783.9
Acquired deferred revenue adjustment	0.2	—	0.2	—	0.4
Segment revenue	$309.8	$155.1	$121.1	$198.3	$784.3

Operating income	$83.0	$30.6	$34.3	$31.2	$179.1
Acquired deferred revenue adjustment	0.2	—	0.2	—	0.4
Amortization of acquired capitalized commissions	(1.5)	—	—	—	(1.5)
Segment operating income	$81.7	$30.6	$34.5	$31.2	$178.0

Depreciation expense	$1.9	$1.5	$1.0	$1.0	$5.4

Third Quarter of Fiscal 2018
Revenue	$286.6	$185.4	$133.0	$190.2	$795.2
Acquired deferred revenue adjustment	9.2	—	0.2	0.1	9.5
Segment revenue	$295.8	$185.4	$133.2	$190.3	$804.7

Operating income	$60.9	$47.4	$38.3	$37.0	$183.6
Acquired deferred revenue adjustment	9.2	—	0.2	0.1	9.5
Amortization of acquired capitalized commissions	(1.8)	—	—	—	(1.8)
Segment operating income	$68.3	$47.4	$38.5	$37.1	$191.3

Depreciation expense	$1.8	$1.5	$1.1	$1.1	$5.5

First Three Quarters of Fiscal 2019
Revenue	$940.6	$480.7	$432.8	$586.2	$2,440.3
Acquired deferred revenue adjustment	3.8	—	0.5	—	4.3
Segment revenue	$944.4	$480.7	$433.3	$586.2	$2,444.6

Operating income	$229.7	$91.1	$130.7	$95.3	$546.8
Acquired deferred revenue adjustment	3.8	—	0.5	—	4.3
Amortization of acquired capitalized commissions	(4.7)	—	(0.1)	—	(4.8)
Segment operating income	$228.8	$91.1	$131.1	$95.3	$546.3

Depreciation expense	$6.1	$4.7	$3.2	$3.3	$17.3

First Three Quarters of Fiscal 2018
Revenue	$785.6	$544.3	$437.2	$555.8	$2,322.9
Acquired deferred revenue adjustment	15.1	—	0.8	0.3	$16.2
Segment revenue	$800.7	$544.3	$438.0	$556.1	$2,339.1

Operating income	$171.8	$126.3	$132.3	$98.5	528.9
Acquired deferred revenue adjustment	15.1	—	0.8	0.3	16.2
Amortization of acquired capitalized commissions	(2.7)	—	(0.2)	—	(2.9)
Segment operating income	$184.2	$126.3	$132.9	$98.8	$542.2

Depreciation expense	$4.6	$4.4	$3.1	$3.4	$15.5

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of the Third Quarter of Fiscal 2019
Accounts receivable, net	$175.3	$109.1	$73.7	$130.8	$488.9
Inventories	61.3	123.0	44.9	60.9	290.1
Goodwill	1,957.3	397.4	321.9	857.8	3,534.4
As of Fiscal Year End 2018
Accounts receivable, net	177.5	118.7	83.8	132.6	512.6
Inventories	70.3	133.5	46.2	48.0	298.0
Goodwill	$1,970.2	$403.1	$305.7	$861.0	$3,540.0

A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Third Quarter of		First Three Quarters of
	2019	2018	2019	2018
(In millions)
Consolidated segment operating income	$178.0	$191.3	$546.3	$542.2
Unallocated corporate expense	(16.0)	(24.3)	(56.7)	(70.2)
Restructuring charges	(3.6)	(2.6)	(10.2)	(6.8)
Acquired deferred revenue adjustment	(0.4)	(9.5)	(4.3)	(16.2)
Amortization of purchased intangible assets	(40.8)	(49.8)	(128.6)	(132.9)
Stock-based compensation	(18.6)	(18.8)	(52.1)	(53.1)
Amortization of acquired capitalized commissions	1.5	1.8	4.8	2.9
Acquisition / divestiture items	(8.4)	(10.7)	(11.5)	(34.8)
Consolidated operating income	91.7	77.4	287.7	231.1
Non-operating expense, net	(12.8)	(13.3)	(18.2)	(21.1)
Consolidated income before taxes	$78.9	$64.1	$269.5	$210.0

On a total Company basis, the disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Third Quarter of Fiscal 2019
North America	$180.9	$63.4	$35.9	$157.5	$437.7
Europe	79.9	49.5	54.2	21.9	205.5
Asia Pacific	41.3	30.4	10.4	9.3	91.4
Rest of World	7.7	11.8	20.6	9.6	49.7
Total consolidated revenue	$309.8	$155.1	$121.1	$198.3	$784.3
Third Quarter of Fiscal 2018
North America	$167.8	$83.4	$43.5	$156.7	$451.4
Europe	77.7	48.8	55.3	21.7	203.5
Asia Pacific	45.0	42.2	12.1	11.5	110.8
Rest of World	5.3	11.0	22.3	0.4	39.0
Total consolidated revenue	$295.8	$185.4	$133.2	$190.3	$804.7
First Three Quarters of Fiscal 2019
North America	$545.7	$197.6	$130.7	$471.4	$1,345.4
Europe	253.8	160.2	211.1	65.9	691.0
Asia Pacific	121.9	88.3	35.0	29.6	274.8
Rest of World	23.0	34.6	56.5	19.3	133.4
Total consolidated revenue	$944.4	$480.7	$433.3	$586.2	$2,444.6
First Three Quarters of Fiscal 2018
North America	$433.2	$223.0	$140.3	$455.0	$1,251.5
Europe	236.9	154.6	197.6	64.4	653.5
Asia Pacific	111.6	130.4	35.7	35.0	312.7
Rest of World	19.0	36.3	64.4	1.7	121.4
Total consolidated revenue	$800.7	$544.3	$438.0	$556.1	$2,339.1

NOTE 7. DEBT
Debt consisted of the following:

As of		Third Quarter of		Fiscal Year End
Instrument	Date of Issuance	2019		2018
(In millions)		Effective Interest Rate	Amount	Amount
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
2028 Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
2024 Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Credit Facilities:
2018 Credit Facility, floating rate:
Term Loan, due May 2021	May 2018	3.54%	225.0	425.0
Uncommitted facilities, floating rate		1.93%	236.3	255.9
Promissory notes and other debt			0.3	1.0
Unamortized discount and issuance costs			(11.3)	(13.4)
Total debt			1,750.3	1,968.5
Less: Short-term debt			236.3	256.2
Long-term debt			$1,514.0	$1,712.3

Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants. The Company was in compliance with all its debt covenants at the end of the third quarter of fiscal 2019.
Debt Maturities
At the end of the third quarter of fiscal 2019, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2019 (Remaining)	$236.3
2020	0.3
2021	225.0
2022	—
2023	300.0
Thereafter	1,000.0
Total	$1,761.6

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
Uncommitted Facilities
The Company has two $75.0 million and one €100.0 million revolving credit facilities, which are uncommitted (the "Uncommitted Facilities") at the end of the third quarter of fiscal 2019.
For further information, refer to Note 7 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for fiscal year 2018.

NOTE 8. LEASES
The Company has operating leases primarily for certain of its major facilities, including corporate offices, research and development facilities, and manufacturing facilities. The remaining lease terms generally range from 1 to 10 years, and certain leases include options to extend the lease for up to 9 years. The Company considers options to extend the lease in determining the lease term.
Operating lease expense consisted of:

	Third Quarter of	First Three Quarters of
As of	2019	2019
(In millions)
Operating lease expense	$9.7	$28.7
Short-term lease expense and other	4.1	13.5
Total lease expense	$13.8	$42.2
Supplemental cash flow information related to leases was as follows:

First Three Quarters of
As of	2019
(In millions)
Cash paid for liabilities included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$28.3

Right-of-use assets obtained in exchange for Operating lease liabilities:	$39.2

(1)	Excludes cash payments for short-term leases, which are not capitalized.

Supplemental balance sheet information related to leases was as follows:

Third Quarter of
As of	2019
(In millions)
Operating lease right-of-use assets	$133.7

Other current liabilities	$29.1
Operating lease liabilities	109.0
Total operating lease liabilities	$138.1

Weighted-average discount rate	4.36%
Weighted-average remaining lease term	6 years

At the end of the third quarter of fiscal 2019, the Company's maturities of lease liabilities were as follows (in millions):

Year Payable
2019 (Remaining)	$8.7
2020	34.2
2021	29.3
2022	23.8
2023	18.7
Thereafter	41.7
Total lease payments	$156.4
Less imputed interest	$18.3
Total	$138.1

The Company has one operating lease for real estate of $31.2 million that has not yet commenced as of the end of the third quarter of fiscal 2019, and as such, has not been recognized on the Company’s Condensed Consolidated Balance Sheets. This operating lease is expected to commence in 2021 with a lease term of 13 years.
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
Fair Value on a Recurring Basis
The fair value of assets and liabilities measured and recorded at fair value on a recurring basis at the end of period were as follows:

	Fair Values as of the end of the Third Quarter of Fiscal 2019				Fair Values as of Fiscal Year End 2018
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	$33.5	$—	$—	$33.5	$28.5	$—	$—	$28.5
Derivatives assets (2)	—	0.6	—	0.6	—	0.4	—	0.4
Total assets measured at fair value	$33.5	$0.6	$—	$34.1	$28.5	$0.4	$—	$28.9

Liabilities
Deferred compensation plan liabilities (1)	$33.5	$—	$—	$33.5	$28.5	$—	$—	$28.5
Derivatives liabilities (2)	—	0.3	—	0.3	—	—	—	—
Contingent consideration liabilities (3)	—	—	9.2	9.2	—	—	5.6	5.6
Total liabilities measured at fair value	$33.5	$0.3	$9.2	$43.0	$28.5	$—	$5.6	$34.1

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

(3)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The fair values are estimated using scenario-based methods or option pricing methods based upon estimated future revenues, gross margins, or other milestones.

Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $1.8 billion and $2.0 billion for the third quarter of 2019 and fiscal year end 2018, respectively, consistent with the carrying values.
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
NOTE 10. DEFERRED COSTS TO OBTAIN CUSTOMER CONTRACTS
The Company classifies all deferred costs to obtain customer contracts, which consists of deferred commissions, as a non-current asset included in Deferred Costs, non-current on the Company’s Condensed Consolidated Balance Sheets. At the end of the third quarter of fiscal 2019 and fiscal year end 2018, the Company had $41.9 million and $41.3 million, respectively, of deferred costs to obtain customer contracts.
Amortization expense related to deferred costs to obtain customer contracts for the third quarter and the first three quarters of fiscal 2019 was $5.3 million and $16.2 million, respectively, and was $6.2 million and $17.2 million, respectively, for the third quarter and first three quarters of fiscal 2018. This expense was included in Sales and marketing expenses in the Company’s Condensed Consolidated Statements of Income. There was no impairment loss related to the deferred commissions for either period presented.
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
Changes in the Company’s product warranty liability during the first three quarters of fiscal 2019 are as follows:

(In millions)
Balance as of fiscal year end 2018	$15.3
Accruals for warranties issued	14.9
Changes in estimates	0.4
Warranty settlements (in cash or in kind)	(15.7)
Balance as of the end of the third quarter of fiscal 2019	$14.9

NOTE 12. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in the Company’s deferred revenue during the third quarter of fiscal 2019 and 2018 were as follows:

	Third Quarter of		First Three Quarters of
(In millions)	2019	2018	2019	2018
Beginning balance of the period	$452.4	$356.2	$387.2	$276.6
Revenue recognized	(76.7)	(41.5)	(300.5)	(201.7)
Acquired deferred revenue	1.5	26.6	1.5	50.3
Net deferred revenue activity	41.8	23.0	330.8	239.1
Ending balance of the period	$419.0	$364.3	$419.0	$364.3

Remaining Performance Obligations
As of the end of the third quarter of fiscal 2019, approximately $1.1 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription and software maintenance, and to a lesser extent, hardware and professional services contracts. The Company expects to recognize revenue of approximately 71% and 17% on these remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.
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
The following table shows the computation of basic and diluted earnings per share:

	Third Quarter of		First Three Quarters of
	2019	2018	2019	2018
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$78.1	$73.7	$235.0	$196.3
Denominator:
Weighted average number of common shares used in basic earnings per share	250.4	250.5	251.2	249.6
Effect of dilutive securities	1.7	3.1	2.2	3.4
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	252.1	253.6	253.4	253.0
Basic earnings per share	$0.31	$0.29	$0.94	$0.79
Diluted earnings per share	$0.31	$0.29	$0.93	$0.78

For the third quarter and for the first three quarters of fiscal 2019 and 2018, the Company excluded an insignificant number of shares from the calculation of diluted earnings per share, because their effect would have been antidilutive.
NOTE 14. INCOME TAXES
For the third quarter of fiscal 2019, the Company’s effective income tax rate resulted in an expense of 1%, as compared to a benefit of 15% in the corresponding period in fiscal 2018; the increase was primarily due to a tax benefit from 2017 U.S. federal provision to return adjustments in the third quarter of fiscal 2018 and a lower tax rate benefit percentage from reserve releases due to expiration of the U.S. federal statute of limitations for certain tax years.

For the first three quarters of fiscal 2019, the Company’s effective income tax rate was 13% as compared to 6% in the corresponding period in fiscal 2018; the increase was primarily due to a tax benefit from 2017 U.S. federal provision to return adjustments in the third quarter of fiscal 2018 and transfer pricing tax reserves for stock-based compensation deductions in the second quarter of fiscal 2019.
The Company's effective tax rate is lower than the U.S. federal statutory rate of 21% primarily due to reserve releases, favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions, a benefit from U.S. federal R&D credit, and stock-based compensation deductions.
The Company and its subsidiaries are subject to U.S. federal and state and foreign income tax. The Company is currently in different stages of multiple year examinations by various state and foreign taxing authorities. The Company believes its reserves are more likely than not to be adequate to cover final resolution of all open tax matters.
In the first quarter of fiscal 2018, the Company had received a formal Notice of Deficiency from the Internal Revenue Service for fiscal year 2011, assessing tax and penalties totaling $51.2 million. In the third quarter of fiscal 2019, the Company received a decision from U.S. tax court resulting in no change to its federal income tax liability for fiscal 2011. There are no federal income tax returns currently under examination.
Although timing of the resolution and/or closure of audits in other jurisdictions is not certain, the Company does not believe that its gross unrecognized tax benefits would materially change in the next twelve months.
Unrecognized tax benefits of $60.9 million and $60.5 million as of the end of the third quarter of fiscal 2019 and fiscal year end 2018, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of the end of the third quarter of fiscal 2019 and fiscal year end 2018, the Company had accrued $11.1 million and $11.0 million, respectively, for interest and penalties, which are recorded in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Commitments
As of the end of the third quarter of fiscal 2019, the Company had unconditional purchase obligations of approximately $263.7 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty. The Company also had approximately $9.0 million of unconditional capital commitments related to an equity investment.
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
The forward-looking statements regarding future events and the future results of Trimble Inc. ("Trimble" or "the Company" or "we" or "our" or "us") are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates, Trimble's current tax structure, including where Trimble's assets are deemed to reside for tax purposes, and the beliefs and assumptions of the management of Trimble.  Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as "may, " "will, " "should, " "could, " "predicts, " "potential, " "continue, " "expects, " "anticipates, " "future, " "intends, " "plans, " "believes, " "estimates, " and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in "Risk Factors" below and elsewhere in this report, as well as in the Company’s Annual Report on Form 10-K for fiscal year 2018 and in other reports Trimble files with the Securities and Exchange Commission, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Management believes that, except for the adoption of the new lease standard as discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, there have been no significant changes during the first three quarters of fiscal 2019 to the items that we disclosed as our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.
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

For the third quarter of fiscal 2019, total revenue decreased by $11.3 million compared to the third quarter of fiscal 2018. By geography, North America and Asia Pacific were down, while Europe and rest of the world were up. We continue to experience a shift in revenue towards a more significant mix of software, maintenance, subscription, and services, driven both by organic business and acquisitions.
During fiscal 2018, we acquired six businesses with total cash consideration of $1.8 billion. The largest acquisition was Viewpoint, which we acquired in the third quarter of 2018 with total cash consideration of $1.2 billion. Viewpoint is a provider of construction management software, which integrates a contractor’s financial and resource management to their project operations in the field. The acquisition is highly complementary to our construction technology portfolio and positions us to further our strategy to lead the industry's transformation. With Viewpoint, we offer customers a central workflow platform for delivering integrated end-to-end construction management, while further enabling connectivity across the complete construction lifecycle.
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
RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin, and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below:

	Third Quarter of		First Three Quarters of
	2019	2018	2019	2018
(In millions)
Revenue:
Product	$458.8	$499.7	$1,468.3	$1,528.5
Service	168.0	156.5	501.8	421.4
Subscription	157.1	139.0	470.2	373.0
Total revenue	$783.9	$795.2	2,440.3	2,322.9
Gross margin	$422.0	$426.9	$1,320.9	$1,245.8
Gross margin as a % of revenue	53.8%	53.7%	54.1%	53.6%
Operating income	$91.7	$77.4	$287.7	$231.1
Operating income as a % of revenue	11.7%	9.7%	11.8%	9.9%
Diluted earnings per share	$0.31	$0.29	$0.93	$0.78

Total non-GAAP revenue *	$784.3	$804.7	$2,444.6	$2,339.1
Non-GAAP operating income *	$162.0	$167.0	$489.6	$472.0
Non-GAAP operating income as a % of Non-GAAP Revenue*	20.7%	20.8%	20.0%	20.2%
Non-GAAP diluted earnings per share *	$0.48	$0.49	$1.45	$1.46
 * See SUPPLEMENTAL DISCLOSURE OF NON-GAAP FINANCIAL MEASURES for a reconciliation of our GAAP results to our non-GAAP measures.

Revenue
By segment, total revenue decreased $11.3 million or 1% for the third quarter of fiscal 2019, compared to the corresponding period in fiscal 2018, due to Geospatial and Resources and Utilities weakness in OEM sales, partially offset by organic growth in Buildings and Infrastructure and, to a lesser extent, Transportation. For the first three quarters of fiscal 2019, revenue increased $117.4 million or 5%, compared to the corresponding period in fiscal 2018, due to the impact of Viewpoint, which was acquired in the third quarter of fiscal 2018 and, to a lesser extent, organic growth in Buildings and Infrastructure and Transportation, partially offset by a decrease in Geospatial due to market softness. Resources and Utilities was also slightly down for the first three quarters. We consider organic growth to include revenue from acquisitions completed in, or before, the corresponding prior year period.
By revenue category, product revenue decreased $40.9 million or 8%, service revenue increased $11.5 million or 7%, and subscription revenue increased $18.1 million or 13% for the third quarter of fiscal 2019, compared to the corresponding period in fiscal 2018. Product revenue decreased $60.2 million or 4%, service revenue increased $80.4 million or 19%, and subscription revenue increased $97.2 million or 26% for the first three quarters of fiscal 2019, compared to the corresponding period in fiscal 2018. For both the third quarter and first three quarters of fiscal 2019, product revenue decreased, primarily due to ongoing weakness in our Geospatial OEM hardware sales and, to a lesser extent, Resources and Utilities agriculture OEM sales. For both the third quarter and first three quarters, service and subscription revenue increased, primarily due to an increase in Buildings and Infrastructure due to Viewpoint, which was acquired in the third quarter of fiscal 2018, and strong organic growth in both service and subscription revenue and, to a lesser extent, organic growth in Transportation subscription revenue.
Gross Margin
Gross margin varies due to a combination of factors including product mix, pricing, distribution channel, and production volumes.
Gross margin decreased by $4.9 million for the third quarter of fiscal 2019, compared to the corresponding period in fiscal 2018, primarily due to Geospatial and Resources and Utilities revenue declines, partially offset by Buildings and Infrastructure organic service and subscription growth. Gross margin increased $75.1 million for the first three quarters of fiscal 2019, compared to the corresponding periods in fiscal 2018, primarily due to Viewpoint, which was acquired in the third quarter of fiscal 2018 and, to a lesser extent, increased organic service and subscription revenue growth in Buildings and Infrastructure, partially offset by a decrease in Geospatial due to revenue declines.
Gross margin as a percentage of total revenue was relatively flat, 53.8% and 54.1% for the third quarter and first three quarters of fiscal 2019, respectively, compared to 53.7% and 53.6% for the corresponding periods in fiscal 2018, due to Buildings and Infrastructure improved product mix, largely offset by Geospatial revenue declines and Transportation product mix.
Operating Income
Operating income increased by $14.3 million for the third quarter of fiscal 2019, compared to the corresponding period in fiscal 2019, due to lower intangible asset amortization resulting from expiration of prior acquisitions' amortization and strong operating results in Buildings and Infrastructure. These decreases were partially offset by Geospatial and Resources and Utilities revenue declines and increased Transportation research and development costs. Operating income increased $56.6 million for the first three quarters of fiscal 2019, compared to the corresponding period in fiscal 2018, due to the same factors described in the preceding paragraph.
Operating income as a percentage of total revenue was 11.7% and 11.8% for the third quarter and first three quarters of fiscal 2019, respectively, compared to 9.7% and 9.9% for the corresponding periods in fiscal 2018, due to the same factors described in the preceding paragraph.

Research and Development, Sales and Marketing, and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expense are summarized in the following table:

	Third Quarter of		First Three Quarters of
	2019	2018	2019	2018
(In millions)
Research and development	$112.3	$114.1	$350.1	$333.5
Percentage of revenue	14.3%	14.3%	14.3%	14.4%
Sales and marketing	$119.7	$119.7	$375.9	$354.6
Percentage of revenue	15.3%	15.1%	15.4%	15.3%
General and administrative	$77.2	$91.6	$239.9	$262.6
Percentage of revenue	9.8%	11.5%	9.8%	11.3%
Total	$309.2	$325.4	$965.9	$950.7
Overall, R&D, S&M, and G&A expenses decreased by $16.2 million or 5% and increased $15.2 million or 2% for the third quarter and first three quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018.
Research and development expense decreased by $1.8 million or 2% for the third quarter of fiscal 2019, compared to the corresponding period in fiscal 2018, due to a reduction in compensation expense and favorable foreign currency impacts, partially offset by higher consulting expenses. Research and development expense increased by $16.6 million or 5% for the first three quarters of fiscal 2019, compared to the corresponding period in fiscal 2018, primarily due to Viewpoint, which was acquired in the third quarter of 2018 and, to a lesser extent, increased compensation expenses associated with increased headcount, particularly in Transportation, partially offset by favorable foreign currency impacts.
Overall, research and development expense was 14.3% of revenue in the third quarter and first three quarters of fiscal 2019, which was substantially consistent with the corresponding periods in fiscal 2018. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue active development of new products.
Sales and marketing expense remained flat for the third quarter of fiscal 2019, compared to the corresponding periods in fiscal 2018. Sales and marketing expense increased by $21.3 million or 6% for the first three quarters of fiscal 2019, compared to the corresponding periods in fiscal 2018, primarily due to Viewpoint, which was acquired in the third quarter of fiscal 2018 and, to a lesser extent, an increase in compensation expense, partially offset by favorable foreign currency impacts.
Overall, spending for sales and marketing was 15.3% and 15.4% of revenue in the third quarter and first three quarters of fiscal 2019, respectively, compared to 15.1% and 15.3% in the corresponding periods in fiscal 2018.
General and administrative expense decreased by $14.4 million or 16% and $22.7 million or 9% for the third quarter and first three quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018. The expense decrease was due to lower compensation expense, primarily incentive compensation plans and, to a lesser extent, lower consulting costs and favorable foreign currency impacts, partially offset by Viewpoint, which was acquired in the third quarter of fiscal 2018.
Overall, general and administrative spending was 9.8% of revenue in the third quarter and first three quarters of fiscal 2019, compared to 11.5% and 11.3% in the corresponding periods in fiscal 2018.

Amortization of Purchased Intangible Assets

	Third Quarter of		First Three Quarters of
	2019	2018	2019	2018
(In millions)
Cost of sales	$23.3	$28.2	$71.3	$75.2
Operating expenses	17.5	21.6	57.3	57.7
Total amortization expense of purchased intangibles	$40.8	$49.8	$128.6	$132.9
Total amortization expense of purchased intangibles represented 5% of revenue in the third quarter and first three quarters of fiscal 2019, respectively, compared to 6% in the corresponding periods in fiscal 2018. The expense for the third quarter and first three quarters of fiscal 2019 was lower as compared to the corresponding periods in fiscal 2018 due to the expiration of prior acquisitions' amortization.
Non-operating Expense, Net
The components of Non-operating expense, net, were as follows:

	Third Quarter of		First Three Quarters of
	2019	2018	2019	2018
(In millions)
Interest expense, net	$(19.7)	$(22.7)	$(62.2)	$(50.8)
Foreign currency transaction gain (loss), net	(1.5)	(0.1)	(3.4)	0.6
Income from equity method investments, net	8.8	8.8	30.5	23.2
Other income (expense), net	(0.4)	0.7	16.9	5.9
Total non-operating expense, net	$(12.8)	$(13.3)	$(18.2)	$(21.1)
Non-operating expense, net decreased by $0.5 million and $2.9 million for the third quarter and first three quarters of fiscal 2019, compared to the corresponding periods in fiscal 2018. The decrease for the third quarter of fiscal 2019 was primarily due to lower interest costs associated with reduced debt balances, largely offset by unfavorable foreign currency impacts. The decrease for the first three quarters of 2019 was primarily due to a gain from the sale of an equity investment included in Other income, net, and increased joint venture profitability, partially offset by higher interest costs associated with higher debt balances in the first half of the year.
Income Tax Provision
Our effective income tax rate for the third quarter of fiscal 2019 resulted in expense of 1%, as compared to a benefit of 15% in the corresponding period in fiscal 2018. The increase was primarily due to a tax benefit from the 2017 U.S. federal provision to return adjustments in the third quarter of fiscal 2018 and a lower tax benefit from reserve releases due to expiration of the U.S. federal statute of limitations for certain tax years.

For the first three quarters of fiscal 2019, our effective income tax rate was 13%, as compared to 6% in the corresponding period in fiscal 2018. The increase was primarily due to a tax benefit from the 2017 U.S. federal provision to return adjustments in the third quarter of fiscal 2018 and transfer pricing tax reserves for stock-based compensation deductions in the second quarter of fiscal 2019.
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
The following table is a summary of revenue and operating income by segment:

	Third Quarter of		First Three Quarters of
	2019	2018	2019	2018
(In millions)
Buildings and Infrastructure
Segment revenue	$309.8	$295.8	$944.4	$800.7
Segment revenue as a percent of total revenue	40%	37%	39%	34%
Segment operating income	$81.7	$68.3	$228.8	$184.2
Segment operating income as a percent of segment revenue	26.4%	23.1%	24.2%	23.0%
Geospatial
Segment revenue	$155.1	$185.4	$480.7	$544.3
Segment revenue as a percent of total revenue	20%	23%	20%	23%
Segment operating income	$30.6	$47.4	$91.1	$126.3
Segment operating income as a percent of segment revenue	19.7%	25.6%	19.0%	23.2%
Resources and Utilities
Segment revenue	$121.1	$133.2	$433.3	$438.0
Segment revenue as a percent of total revenue	15%	16%	18%	19%
Segment operating income	$34.5	$38.5	$131.1	$132.9
Segment operating income as a percent of segment revenue	28.5%	28.9%	30.3%	30.3%
Transportation
Segment revenue	$198.3	$190.3	$586.2	$556.1
Segment revenue as a percent of total revenue	25%	24%	24%	24%
Segment operating income	$31.2	$37.1	$95.3	$98.8
Segment operating income as a percent of segment revenue	15.7%	19.5%	16.3%	17.8%
The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	Third Quarter of		First Three Quarters of
	2019	2018	2019	2018
(In millions)
Consolidated segment operating income	$178.0	$191.3	$546.3	$542.2
Unallocated corporate expense	(16.0)	(24.3)	(56.7)	(70.2)
Restructuring charges	(3.6)	(2.6)	(10.2)	(6.8)
Acquired deferred revenue adjustment	(0.4)	(9.5)	(4.3)	(16.2)
Amortization of purchased intangible assets	(40.8)	(49.8)	(128.6)	(132.9)
Stock-based compensation	(18.6)	(18.8)	(52.1)	(53.1)
Amortization of acquired capitalized commissions	1.5	1.8	4.8	2.9
Acquisition / divestiture items	(8.4)	(10.7)	(11.5)	(34.8)
Consolidated operating income	91.7	77.4	287.7	231.1
Non-operating expense, net	(12.8)	(13.3)	(18.2)	(21.1)
Consolidated income before taxes	$78.9	$64.1	$269.5	$210.0
Buildings and Infrastructure
Buildings and Infrastructure revenue increased by $14.0 million or 5% and $143.7 million or 18% for the third quarter and first three quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018. Segment operating income increased $13.4 million or 20% and $44.6 million or 24% for the third quarter and first three quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018.
For the third quarter and first three quarters of fiscal 2019, revenue increased due to the impact of Viewpoint, which was acquired in the third quarter of fiscal 2018, which included software maintenance and subscription revenue and, to a lesser extent, organic growth driven by increased service, primarily software maintenance, and subscription revenue. Civil engineering and construction experienced growth in software, service, and subscription revenue, and e-Builder experienced subscription revenue growth as well. Segment operating income increased for the third quarter and first three quarters of fiscal 2019 due to the impact of Viewpoint, as well as organic revenue growth and gross margin expansion due to increased service and subscription product mix and improved operating expense control.
Geospatial
Geospatial revenue decreased $30.3 million or 16% and $63.6 million or 12% for the third quarter and first three quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018. Segment operating income decreased by $16.8 million or 35% and $35.2 million or 28% for the third quarter and first three quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018.
For the third quarter and first three quarters of fiscal 2019, revenue decreased mainly due to continuing weakness in OEM hardware sales, primarily China, and softness in geospatial survey sales due to reduced government sales. Geospatial survey sales were also weaker as compared to the corresponding periods in the prior year that benefited from significant new product introductions. Segment operating income decreased for the third quarter and first three quarters of fiscal 2019 primarily due to the negative impact from the revenue shortfall.
Resources and Utilities
Resources and Utilities revenue decreased $12.1 million or 9% and $4.7 million or 1% for the third quarter and first three quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018. Segment operating income decreased by $4.0 million or 10% and $1.8 million or 1% for the third quarter and first three quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018.
For the third quarter and first three quarters of 2019, revenue decreased mainly due to weakness in agriculture OEM and reseller hardware sales, due to continued weakness in North America as a result of agriculture market uncertainties, as well as weakness in Latin America and Europe due to geopolitical and weather-related drought conditions. The decreases were partially offset by good growth in positioning services revenue. Segment operating income decreased for the third quarter and first three quarters of fiscal 2019, primarily due to the negative impact from the revenue shortfall, partially offset by improved operating expense control.

Transportation
Transportation revenue increased by $8.0 million or 4% and $30.1 million or 5% for the third quarter and first three quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018. Segment operating income decreased $5.9 million or 16% and $3.5 million or 4% for the third quarter and first three quarters of fiscal 2019, respectively, compared to the corresponding periods in fiscal 2018.
For the third quarter and first three quarters of fiscal 2019, revenue increased primarily due to hardware and subscription growth from new and existing transportation and logistics customers. Segment operating income decreased for the third quarter and first three quarters of fiscal 2019, primarily due to gross margin compression resulting from hardware product mix and increased research and development investments, partially offset by revenue growth.
OFF-BALANCE SHEET FINANCINGS AND LIABILITIES
Other than inventory purchases and other commitments incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, we do not have any interest in, or relationship with, any special purpose entities.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the third quarter of fiscal 2019 and fiscal year end 2018.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter of	Fiscal Year End
As of	2019	2018
(In millions, except percentages)
Cash and cash equivalents	$184.6	$172.5
As a percentage of total assets	3.2%	3.0%
Principal balance of outstanding debt	$1,761.6	$1,981.9

	First Three Quarters of
	2019	2018
(In millions)
Cash provided by operating activities	$462.8	$384.8
Cash used in investing activities	(68.7)	(1,612.8)
Cash provided by (used in) financing activities	(377.2)	1,083.0
Effect of exchange rate changes on cash and cash equivalents	(4.8)	(8.1)
Net increase (decrease) in cash and cash equivalents	$12.1	$(153.1)
Cash and Cash Equivalents and Short-Term Investments
As of the end of the third quarter of fiscal 2019, cash and cash equivalents totaled $184.6 million compared to $172.5 million as of fiscal year end 2018.
We believe that our cash and cash equivalents, together with our borrowings under the commitments for our credit facilities and senior notes, will be sufficient to meet our anticipated operating cash needs, debt service, and planned capital expenditures in the next twelve months.
Operating Activities
Cash provided by operating activities was $462.8 million for the first three quarters of fiscal 2019, compared to $384.8 million for the first three quarters of fiscal 2018. The increase of $78.0 million was primarily driven by increased net income, after adjusting for non-cash items and lower inventory and accounts receivable, partially offset by a decrease in accrued compensation and benefits.
Investing Activities
Cash used in investing activities was $68.7 million for the first three quarters of fiscal 2019, compared to $1,612.8 million for the first three quarters of fiscal 2018. The decrease of cash used in investing activities of $1,544.1 million was primarily due to spending for business acquisitions, including the $1,212.1 million purchase of Viewpoint and $485.5 million purchase of e-Builder, partially offset by proceeds from the sale of short-term investments, all in the prior year.
Financing Activities
Cash used by financing activities was $377.2 million for the first three quarters of fiscal 2019, compared to cash provided by financing activities of $1,083.0 million for the first three quarters of fiscal 2018. The decrease in cash flows from financing activities of $1,460.2 million was primarily driven by the repayment of debt, net of borrowings, as compared to the increase in debt proceeds, net of repayments, in the prior year used to fund the Viewpoint and e-Builder acquisitions.
Accounts Receivable and Inventory Metrics

	Third Quarter of	Fiscal Year End
As of	2019	2018
Accounts receivable days sales outstanding	57	59
Inventory turns per year	5.0	4.9
Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve-month period.
Debt
During the third quarter of fiscal 2019, we repaid $10.8 million of debt, net of borrowings. Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we were in compliance with at the end of the third quarter of fiscal 2019. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for more information regarding our debt.
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

		Third Quarter				First Three Quarters of
		2019		2018		2019		2018
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$783.9		$795.2		$2,440.3		$2,322.9
Acquired deferred revenue adjustment	(A)	0.4		9.5		4.3		16.2
Non-GAAP Revenue:		$784.3		$804.7		$2,444.6		$2,339.1
GROSS MARGIN:
GAAP gross margin:		$422.0	53.8%	$426.9	53.7%	$1,320.9	54.1%	$1,245.8	53.6%
Acquired deferred revenue adjustment	(A)	0.4		9.5		4.3		16.2
Restructuring charges	(B)	—		0.1		0.2		0.5
Amortization of purchased intangible assets	(C)	23.3		28.2		71.3		75.2
Stock-based compensation	(D)	1.5		1.1		4.2		3.3
Acquisition / divestiture items	(E)	—		—		—		2.0
Non-GAAP gross margin:		$447.2	57.0%	$465.8	57.9%	$1,400.9	57.3%	$1,343.0	57.4%
OPERATING EXPENSES:
GAAP operating expenses:		$330.3	42.1%	$349.5	44.0%	$1,033.2	42.3%	$1,014.7	43.7%
Restructuring charges	(B)	(3.6)		(2.5)		(10.0)		(6.3)
Amortization of purchased intangible assets	(C)	(17.5)		(21.6)		(57.3)		(57.7)
Stock-based compensation	(D)	(17.1)		(17.7)		(47.9)		(49.8)
Acquisition / divestiture items	(E)	(8.4)		(10.7)		(11.5)		(32.8)
Amortization of acquired capitalized commissions	(F)	1.5		$1.8		4.8		2.9
Non-GAAP operating expenses:		$285.2	36.4%	$298.8	37.1%	$911.3	37.3%	$871.0	37.2%
OPERATING INCOME:
GAAP operating income:		$91.7	11.7%	$77.4	9.7%	$287.7	11.8%	$231.1	9.9%
Acquired deferred revenue adjustment	(A)	0.4		9.5		4.3		16.2
Restructuring charges	(B)	3.6		2.6		10.2		6.8
Amortization of purchased intangible assets	(C)	40.8		49.8		128.6		132.9
Stock-based compensation	(D)	18.6		18.8		52.1		53.1
Acquisition / divestiture items	(E)	8.4		10.7		11.5		34.8
Amortization of acquired capitalized commissions	(F)	(1.5)		(1.8)		(4.8)		(2.9)
Non-GAAP operating income:		$162.0	20.7%	$167.0	20.8%	$489.6	20.0%	$472.0	20.2%
NON-OPERATING EXPENSE, NET:
GAAP non-operating expense, net:		$(12.8)		$(13.3)		$(18.2)		$(21.1)
Acquisition / divestiture items	(E)	0.3		0.8		(12.5)		(1.3)
Debt issuance costs	(G)	—		—		—		6.7
Non-GAAP non-operating expense, net:		$(12.5)		$(12.5)		$(30.7)		$(15.7)

			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			( L )		( L )		( L )		( L )
INCOME TAX PROVISION (BENEFIT):
GAAP income tax provision (benefit):		$0.8	1%	$(9.6)	(15)%	$34.4	13%	$13.5	6%
Non-GAAP items tax effected	(H)	13.3		12.4		34.0		36.8
Difference in GAAP and Non-GAAP tax rate	(I)	0.3		8.1		7.9		18.0
Tax reform impacts	(J)	—		3.6		—		3.6
Reserve release upon statute of limitations expiration	(K)	14.0		14.8		14.0		14.8
Non-GAAP income tax provision:		$28.4	19%	$29.3	19%	$90.3	20%	$86.7	19%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$78.1		$73.7		$235.0		$196.3
Acquired deferred revenue adjustment	(A)	0.4		9.5		4.3		16.2
Restructuring charges	(B)	3.6		2.6		10.2		6.8
Amortization of purchased intangible assets	(C)	40.8		49.8		128.6		132.9
Stock-based compensation	(D)	18.6		18.8		52.1		53.1
Acquisition / divestiture items	(E)	8.7		11.5		(1.0)		33.5
Amortization of acquired capitalized commissions	(F)	(1.5)		(1.8)		(4.8)		(2.9)
Debt issuance costs	(G)	—		—		—		6.7
Non-GAAP tax adjustments	(H)-(K)	(27.6)		(38.9)		(55.9)		(73.2)
Non-GAAP net income attributable to Trimble Inc.:		$121.1		$125.2		$368.5		$369.4

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$0.31		$0.29		$0.93		$0.78
Acquired deferred revenue adjustment	(A)	—		0.04		0.01		0.06
Restructuring charges	(B)	0.01		0.01		0.04		0.03
Amortization of purchased intangible assets	(C)	0.16		0.20		0.51		0.52
Stock-based compensation	(D)	0.07		0.07		0.20		0.21
Acquisition / divestiture items	(E)	0.03		0.04		—		0.13
Amortization of acquired capitalized commissions	(F)	—		(0.01)		(0.02)		(0.01)
Debt issuance costs	(G)	—		—		—		0.03
Non-GAAP tax adjustments	(H)-(K)	(0.10)		(0.15)		(0.22)		(0.29)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$0.48		$0.49		$1.45		$1.46

ADJUSTED EBITDA:
GAAP operating income:		$91.7		$77.4		$287.7		$231.1
Acquired deferred revenue adjustment	(A)	0.4		9.5		4.3		16.2
Restructuring charges	(B)	3.6		2.6		10.2		6.8
Amortization of purchased intangible assets	(C)	40.8		49.8		128.6		132.9
Stock-based compensation	(D)	18.6		18.8		52.1		53.1
Acquisition / divestiture items	(E)	8.4		10.7		11.5		34.8
Amortization of acquired capitalized commissions	(F)	(1.5)		(1.8)		(4.8)		(2.9)
Non-GAAP operating income:		162.0		167.0		489.6		472.0
Depreciation expense		9.4		9.0		29.7		26.2
Income from equity method investments, net		8.8		8.8		30.5		23.2
Adjusted EBITDA		$180.2		$184.8		$549.8		$521.4
Non-GAAP Revenue and Operating Income Results
Non-GAAP revenue decreased by $20.4 million or 3% for the third quarter of fiscal 2019, compared to the corresponding period in fiscal 2018, due to Geospatial and Resources and Utilities declines in OEM and channel sales, partially offset by organic growth in Buildings and Infrastructure, and to a lesser extent, Transportation. Non-GAAP revenue increased by $105.5 million or 5% for the first three quarters of fiscal 2019, compared to the corresponding period in fiscal 2018, due to the impact of Viewpoint, which was acquired in the third quarter of fiscal 2018, and to a lesser extent organic growth in Buildings and Infrastructure and Transportation, partially offset by Geospatial due to market softness. Resources and Utilities was also slightly down for the first three quarters.
Non-GAAP operating income decreased by $5.0 million or 3% for the third quarter of fiscal 2019, compared to the corresponding period in fiscal 2018, due to Geospatial and Resources and Utilities revenue declines and Transportation increased research and development costs, partially offset by strong operating results in Buildings and Infrastructure. Non-GAAP operating income increased by $17.6 million or 4% for the first three quarters of fiscal 2019, compared to the corresponding period in fiscal 2018, due to the same factors, as well as the impact of Viewpoint, which was acquired in the third quarter of 2018.
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

(D).
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the third quarter and first three quarters of fiscal years 2019 and 2018, stock-based compensation was allocated as follows:

	Third Quarter of		First Three Quarters of
(Dollars in millions)	2019	2018	2019	2018
Cost of sales	$1.5	$1.1	$4.2	$3.3
Research and development	4.2	3.9	11.7	10.2
Sales and marketing	3.8	2.5	9.6	7.2
General and administrative	9.1	11.3	26.6	32.4
Total stock-based compensation expense	$18.6	$18.8	$52.1	$53.1

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

(J).
Tax reform impacts. This amount represents the provision for income taxes recorded as a result of the Tax Act enacted in December 22, 2017. The provision in the third quarter of 2018 primarily includes an adjustment of a one-time transition tax on accumulated foreign earnings. We excluded this item as it is a non-recurring expense. We believe that investors benefit from excluding this item from our non-GAAP income tax provision because it allows for period-over-period comparability.

(K).
Reserve release upon statute of limitations expiration. This amount represents a one time tax benefit resulting from a reserve release due to the expiration of statute of limitations. The reserve release in the third quarter of 2019 was due to the expiration of year 2011 and 2015 of U.S. federal statute of limitations. The reserve release in the third quarter of 2018 was due to the expiration of year 2010 and 2014 of U.S. federal statute of limitations.  We excluded this because it is non-recurring and is not indicative of our core operating performance.

(L).
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
Market Interest Rate Risk
There have been no significant changes to our market interest rate risk assessment since December 28,2018. For discussion of financial markets risks related to changes in interest rate, refer to Item 7A on our 2018 Annual Report on Form 10-K.

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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the third quarter and first three quarters of fiscal 2019, revenue and operating income were negatively impacted by foreign currency exchange rates by $8.1 million and $0.6 million and $37.1 million and $1.5 million, respectively.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, New Zealand dollars, Australian dollars, Brazilian Real, and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the third quarter of fiscal 2019 and fiscal year end 2018 are summarized as follows (in millions):

	Third Quarter of Fiscal 2019		Fiscal Year End 2018
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(81.9)	$(0.3)	$(65.8)	$—
Sold	$122.3	$0.6	$144.2	$0.4
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) The following table provides information relating to our purchases of equity securities for the first three quarters of fiscal 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

December 29, 2018 – February 1, 2019	—	$—	—	$—	(1)
February 2, 2019 – March 1, 2019	49,510	$40.39	49,510	$350,157,687
March 2, 2019 – March 29, 2019	960,817	$39.55	960,817	$312,158,958
March 30, 2019 – May 3, 2019	—	$—	—	$312,158,958
May 4, 2019 – May 31, 2019	—	$—	—	$312,158,958
June 1, 2019 – June 28, 2019	443,452	$42.89	443,452	$293,138,568
June 29, 2019 – August 2, 2019	225,000	$38.20	225,000	$284,543,860
August 3, 2019 – August 30, 2019	2,880,894	$37.53	2,880,894	$176,414,708
August 31, 2019 – September 27, 2019	109,263	$37.10	109,263	$172,360,707
Total	4,668,936		4,668,936

(1) In November 2017, our Board of Directors approved a stock repurchase program (2017 Stock Repurchase Program), authorizing us to repurchase up to $600.0 million of the Company's common stock. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements, and other factors. The program may be suspended, modified, or discontinued at any time without public notice. In April 2018, the Company temporarily suspended its stock repurchase program, which was reactivated in November 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this Form 10-Q.

EXHIBIT INDEX
.

3.1	Certificate of Incorporation of the Company. (1)
3.2	Bylaws of the Company. (2)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2019. (4)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2019. (4)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2019. (4)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2019. (4)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019, formatted in Inline XBRL.

(1)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(2)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(3)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(4)	Furnished or file herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE INC.
(Registrant)

By:	/s/ Robert G. Painter
Robert G. Painter
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: November 4, 2019