Form 10-K
period 2020-01-03
TRIMBLE INC.
filed 2020-02-28
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2020
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

935 Stewart Drive, Sunnyvale, CA
(Address of principal executive offices)
94085
(Zip Code)
Registrant’s telephone number, including area code: (408) 481-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	TRMB	NASDAQ Global Select Market

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

As of June 28, 2019, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11.4 billion based on the closing price as reported on the NASDAQ Global Select Market. Shares of common stock held by each officer and director of the registrant have been excluded in that such person may be deemed to be an affiliate. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2020
Common stock, $0.001 par value	250,166,168	shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of Trimble Inc. Proxy Statement relating to the annual meeting of stockholders to be held on May 27, 2020 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
seasonal fluctuations in our construction equipment revenue, sales to U.S. governmental agencies, agricultural equipment business revenue, global macroeconomic conditions, and expectations that we may experience less seasonality in the future;

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

•	any anticipated benefits to us from our acquisitions and our ability to successfully integrate the acquired businesses;

•	fluctuations in interest rates and foreign currency exchange rates;

•	our belief that our gross unrecognized tax benefits will not materially change in the next twelve months; and

•	our growth strategy, including our focus on historically underserved large markets, the relative importance of organic growth versus strategic acquisitions, and the reasons that we acquire businesses.

The forward-looking statements regarding future events and the future results of Trimble Inc. (“Trimble” or “the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates, Trimble's current tax structure, including where Trimble's assets are deemed to reside for tax purposes, and the beliefs and assumptions of the management of Trimble. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in this Report under the section entitled “Risk Factors” and elsewhere, and in other reports Trimble files with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We reserve the right to update these statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.  The risks and uncertainties under the caption “Risks and Uncertainties” contained herein, among other things, should be considered in evaluating our prospects and future financial performance.

TRIMBLE INC.
2019 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Trimble Inc., a Delaware corporation, is a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Our comprehensive work process solutions are used across a range of industries including agriculture, architecture, civil engineering, survey, construction, geospatial, government, natural resources, transportation, and utilities. Representative Trimble customers include engineering and construction firms, contractors, owners, surveying companies, farmers and agricultural companies, trucking companies, energy, utility companies, and state, federal, and municipal governments.
We transform the way the world works by delivering products and services that connect the physical and digital worlds. Core technologies used in positioning, modeling, connectivity, and data analytics enable customers to improve productivity, quality, safety, and sustainability. Our products are sold based on return on investment and provide benefits such as lower operational costs, higher productivity, improved quality, enhanced safety and regulatory compliance, and reduced environmental impact. Representative products include equipment that automates and enables increased precision within large industrial equipment such as tractors and bulldozers; integrated systems that track and manage fleets of vehicles and workers and provide real-time information and analytics to the back-office; data collection systems that enable the management of large amounts of geo-referenced information; software solutions that connect all aspects of a construction site or a farm; and building information modeling ("BIM") software that is used throughout the design, build, and operation of buildings.
We focus on integrating our broad technological and application capabilities to create vertically-focused, system-level solutions that transform how work is done within the industries we serve. The integration of sensors, software, connectivity, and information in our portfolio gives us the unique ability to provide an information model specific to the customer’s workflow. For example, in construction, our strategy is centered on the concept of a “constructible model” that is at the center of our “Connected Construction” solutions, which provides real-time, connected, and cohesive information environments for the design, build, and operational phases of construction projects. In agriculture, we continue to develop “Connected Farm” solutions to optimize operations across the agriculture workflow. In long haul trucking, our “Connected Fleet” solutions provide transportation companies with tools to enhance fuel efficiency, safety, and transparency through connected vehicles and fleets across the enterprise.
Many of our products integrate real-time positioning or location technologies with wireless communications and software or information technologies. Information about location or position is transmitted via a wireless link to a domain-specific software application, which enhances the productivity of the worker, asset, or work process. Position is provided through a number of technologies including the Global Positioning System ("GPS"), other Global Navigation Satellite Systems ("GNSS") and their augmentation systems, and systems that use laser, optical, inertial, or other technologies to establish real-time position. Integration of wireless communications in our solutions facilitates real-time data flow, communication, and situational awareness within sites and between work sites or vehicles and offices.
Software is a key element of most of our solutions and accounts for a steadily increasing portion of our business. Our software products and services range from embedded real-time firmware to application software that integrates field data with large scale enterprise back-office applications. Many of our software solutions are built on configurable and enterprise grade scalable platforms that can be tailored to the workflows that our customers follow to implement their customized business processes. Our software capabilities include extensive 3-D modeling, analysis and design solutions, design and data preparation software, BIM software, enterprise resource planning and project management solutions, cloud-based collaboration solutions, applications for advanced surveying and geospatial data collection and analysis, farm productivity solutions, fleet management solutions for transportation, as well as a large suite of domain-specific software applications used across a host of industries including agriculture, construction, utilities, and transportation. Our software is sold as a perpetual license or as a subscription and can be delivered for on-premise installation or in a hosted environment as Software as a Service ("SaaS"). Our software products allow our customers to optimize their work processes for targeted outcomes, improve their productivity, and gain insight into their projects and operations to enhance their decision making and to gain maximum benefit from a broad range of other Trimble products and systems.
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

Business Strategy
Our growth strategy is centered on multiple elements:

•
Focus on attractive markets with significant growth and profitability potential - We focus on large markets historically underserved by technology that offer significant potential for long-term revenue growth, profitability, and market leadership. Our core industries such as construction, agriculture, and transportation are each multi-trillion dollar global industries that operate in demanding environments with technology adoption in the early phases relative to other industries. With the emergence of mobile computing capabilities, the increasing technological know-how of end users, and compelling return on investment, we believe many of our markets are attractive for substituting Trimble’s technology and solutions in place of traditional operating methods.

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

•
Increasing focus on software and services - Software and services targeted for the needs of vertical end markets are increasingly important elements of our solutions and are core to our growth strategy. Trimble generally has an open application programming interface philosophy and open vendor environment, which leads to increased adoption of our software and analytics offerings. These software and services solutions integrate and optimize additional workflows for our customers, thereby improving their work productivity, and in the case of subscription, maintenance, and support services, also provide us with enhanced business visibility over time. Professional services constitute an additional customer offering that helps our customers integrate and optimize the use of our offerings in their environment.

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 40 countries and distribution channels over 85 countries.

•
Optimized go-to-market strategies to best access our markets - We utilize vertically focused go-to-market strategies that leverage domain expertise to best serve the needs of individual markets both domestically and abroad. These go-to-market capabilities include independent dealers, joint ventures, original equipment manufacturers ("OEM"), and distribution alliances with key partners, such as CNH Global, Caterpillar, and Nikon, as well as direct sales to end-users, which provides us with broad market reach and localization capabilities to effectively serve our markets.

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

Business Segments and Markets
Our segments are distinguished by the markets they serve. Each segment consists of businesses that are responsible for product development, marketing, sales, strategy, and financial performance. We report our financial performance, including revenue and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation. For further financial information about our segments, see Note 6 to the Consolidated Financial Statements.
Buildings and Infrastructure
The Buildings and Infrastructure segment primarily serves architects, engineers, contractors, owners, and operators. Within this segment, our most substantial product portfolios are focused on building construction and civil engineering and construction.
Building Construction. The Trimble building construction portfolio of solutions for the commercial and industrial building industry spans the entire life cycle of a building and is used by owners, architects, designers, general contractors, sub-contractors, engineers, and facility owners or lessees. These solutions serve to improve productivity and to enhance data sharing and collaboration across different teams and stakeholders to help keep projects within cost, time, and quality targets. The suite of technologies and solutions we provide to the building industry includes program management solutions for owners, software for 3D conceptual design and modeling, BIM software that is used in design, engineering, and construction, enterprise resource planning and project management and project collaboration for general contractors, advanced integrated site layout and measurement systems, cost estimating, scheduling, and project controls solutions for contractors. The suite also includes applications for sub-contractors and construction trades such as steel, concrete and mechanical, electrical and plumbing, and an integrated workplace management services ("IWMS") software suite for real estate management, project coordination, and capital program planning and management. In addition,

Trimble’s Connect collaboration platform streamlines customer workflows and enables interoperability between Trimble’s and other providers' solutions. These solutions for the building industry serve to automate, streamline, and transform work processes across the building construction industry. Our solutions provide customer benefits such as reduced costs, reduced waste and re-work, increased worker safety and efficiencies, faster project completion times, improved information flow, better decision making, and enhanced quality control and sustainability. During 2019, we announced advances in several of our software packages and solutions.
Civil Engineering and Construction. Before dirt is ever moved in civil construction, feasibility, design, and scheduling are critical steps to site construction. Trimble provides the civil engineering and construction industry with a continuum of field solutions, software solutions, and services at every stage of the project - from planning and design, to construction, operation, and maintenance. Our civil construction solutions are used in civil infrastructure such as roads, railways, airports, land management, marine construction, and landfills. Our solutions are used across the entire project life cycle to improve productivity, reduce waste and re-work, and enable more informed decision making through enhanced situational awareness, data flow, and project collaboration. At the same time, our solutions can improve worker safety and reduce environmental impact. Our suite of integrated solutions and technologies in this area includes field and office software for optimized route selection and design, systems to automatically guide and control construction equipment such as excavators, bulldozers, wheel loaders, motor graders, and paving equipment, systems to monitor, track, and manage assets, equipment, and workers, and software to facilitate the sharing and communication of data in real time. Together, these solutions are designed to transform how work is done within the civil construction industry.
The civil construction market portfolio integrates data and information across the entire construction process and across mixed fleets. This includes data from site positioning and machine control systems, construction asset management equipment and services, and various software applications. Utilizing wireless and internet-based site communications infrastructure, our solutions include the ability to track and control equipment, perform remote machine diagnostics, and reduce re-work. By leveraging the Trimble technology, contractors gain greater insight into their operations, helping them to lower costs and improve productivity, worker safety, and asset utilization.
A joint venture with Caterpillar, Caterpillar-Trimble Control Technologies ("CTCT"), was formed in 2002 to develop the next generation of advanced electronic guidance and control products for earthmoving machines. The joint venture develops machine control and guidance products that use site design information combined with accurate positioning technology to automatically control dozer blades and other machine tools. Caterpillar generally offers joint venture products as a factory-installed option, while Trimble focuses on the aftermarket with products for mixed fleets of earthmoving machines from Caterpillar and other equipment manufacturers to allow improved management of construction sites and projects.
During 2019, we announced a number of developments, including the launch of an e-commerce platform for pre-owned Trimble products, and new collaborations with multiple OEMs intended to improve the interoperability of technologies and data for civil engineering and construction projects.
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
Competitors in this segment are typically companies that provide optical, laser, or GNSS positioning products as well as companies that produce software specific to the construction process. Our principal competitors are Topcon Corporation, Hexagon AB, and Autodesk. As the Company extends its software and services offerings to cover the full set of construction life cycle management solutions used by owners, designers, and construction companies, we increasingly compete with large established companies that offer similar systems across all industries, such as Oracle. We compete principally on the basis of innovation, differentiated products, domain expertise, service, quality, and geographic reach.
Geospatial
The Geospatial segment primarily serves customers working in surveying, engineering, and government. Within this segment our most substantial product portfolios are focused on surveying and geospatial, and geographic information systems ("GIS").
Surveying and Geospatial. Through our surveying and geospatial product portfolio, professional surveyors and engineers provide services to the construction, engineering, mining, oil and gas, energy and utilities, government, and land management sectors. Our survey and geospatial solutions replace less productive conventional methods of surveying, mapping, 2D or 3D modeling, measurement, reporting, and analysis. Our suite of solutions includes field-based data collection systems and field software, real time communications systems, and back-office software for data processing, modeling, reporting, and analysis. Our field-based technologies are used in handheld, land mobile, and airborne applications and incorporate technologies such as mobile application software, high precision GNSS, robotic measurement systems, inertial positioning, 3D laser scanning, digital imaging, and optical or laser measurement. We maintain a joint venture with Nikon, which focuses on the design and manufacture in Japan of surveying instruments including mechanical total stations and related products. Our office-based products include software for planning, data processing and editing, quality control, 3D modeling, intelligent data analysis and feature extraction, deformation monitoring, project reporting, and data export. Our customers in this area gain benefits from the use of our products including significantly improved productivity in both field and office activities, improved safety through non-contact measurement and detection of potentially dangerous ground or structure movement, and improved data flow that enables better decision making.
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
During 2019, we announced the release of a new GNSS receiver, the launch of a new 3D laser scanning system, and the launch of a new high-performance field computer for our Mapping and Geographic Information Systems (GIS) portfolio.
We sell and distribute our products in the Geospatial segment primarily through a global network of independent dealers and business partners. Competitors in this segment are typically survey instrument companies utilizing GNSS technology such as Topcon Corporation and Hexagon AB. We compete principally on the basis of robust performance, ease of use, price, interoperability, and interconnectedness.
Resources and Utilities
The Resources and Utilities segment primarily serves customers working in agriculture, forestry, and utilities. Within this segment, our most substantial product portfolio addresses the agriculture market.
Our precision agriculture products and services consist of guidance and positioning systems, automated and variable-rate application and technology systems, and information management solutions that enable farmers and their partners to improve crop performance, profitability, and environmental quality. Trimble precision agriculture solutions can assist farmers throughout every step of their farming process, beginning with land preparation and continuing through the planting, nutrient, and pest management, and harvesting phases of a crop cycle. We provide manual and automated navigation guidance for tractors and other farm equipment used in spraying, planting, cultivating, and harvesting applications. The benefits to the farmer include faster machine operation, higher yields, and lower consumption of fuel and chemicals than conventional equipment. In addition, we provide solutions to automate application of pesticide and seeding. Our water solutions help farmers minimize their water costs and distribute water more efficiently and include applications for leveling agricultural fields for irrigation and aligning drainage systems to better manage water flow in fields.
Software solutions that use data to enhance farm productivity are an increasing focus in our agriculture business. In 2019, we announced the launch of Farmer Core, a new entry-level software subscription that enables farmers to connect all aspects of their farm operation. Trimble agricultural software is used by farmers to help integrate all of the information on the farm, and is also used by advisors, suppliers, and purchasers to share information to help improve efficiencies. Trimble agricultural software enables farmers to make more informed decisions leading to higher yields, better quality crops, increased profitability, and reduced environmental impact.
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
During the third quarter of 2019, we completed the acquisition of 3LOG Systems, Inc., a supplier of timber management software solutions. The acquisition complements Trimble's forestry business software portfolio and further expands the Trimble Connected Forest™ solutions, which offer a complete end-to-end ecosystem for forest management, traceability, and timber processing.

During the fourth quarter of 2019, we completed the acquisition of privately-held Azteca Systems LLC (dba "Cityworks"), a provider of enterprise asset management (EAM) software for utilities and local government. Cityworks' solutions address the global challenges associated with maintaining and replacing aging utility, transportation, and public assets and infrastructure.
Additionally, during the fourth quarter of 2019, we announced the acquisitions of Cansel Survey Equipment's Can-Net and AllTerra New Zealand's iBase networks. The acquisitions significantly increase the global footprint of Trimble-owned Virtual Reference Station (VRS) networks by adding geographies in Canada and New Zealand. Subscription-based VRS correction services are now accessible to more customers around the world who rely on high-accuracy corrections to increase productivity and reduce operational costs.
We use multiple distribution approaches to access the agricultural market including independent dealers and direct selling to enterprise accounts. A significant portion of our sales are through CNH Global and affiliated dealer networks. Trimble distributors provide a premier level of technical expertise, customer service and support capabilities, and operate with a strategy that fosters technology interoperability in mixed fleets used on a farm. Trimble distributors are committed to providing reliable, responsive, and dedicated in-field service and support as well as creating a hassle-free experience for the grower and their advisors when implementing advanced technology solutions. They also provide training to help farmers and advisors gain a better understanding of how to use the technology in a way that best meets their needs. Our forestry and utilities portfolios use a mix of direct sales and indirect distribution.
Competitors in the agricultural market are vertically integrated farm equipment and implement companies, such as John Deere and AGCO, and agricultural instrumentation companies, such as Raven. We compete principally on the basis of robust performance, ease of use, domain expertise, customer support, price, interoperability, interconnectedness, and the completeness of our solutions.
Transportation
Trimble’s transportation solutions are multi-modal and provide capabilities for the long-haul trucking, field service management, rail, and construction logistics industries to create a fully integrated supply chain and connect all aspects of transportation and logistics trucks, drivers, back office, and freight. Trimble provides enterprise and mobility solutions focused on business intelligence and data analytics, safety and regulatory compliance, navigation and routing, freight brokerage, supply chain visibility and final mile, and transportation management and fleet maintenance. Within this segment, our most substantial product portfolio addresses the transportation market.
In the transportation market, we offer a suite of solutions marketed primarily under the Trimble brand. Together, this range of products provides a comprehensive fleet and transportation management, analytics, routing, mapping, reporting, and predictive modeling solution to enable the transportation industry to achieve greater overall operational efficiency, fleet performance, and profitability while ensuring regulatory compliance. Our enterprise strategy focuses on sales to large enterprise accounts. In addition to Trimble-hosted solutions, we also integrate our applications and services directly into the customer’s IT infrastructure.

The telematics solutions encompass route management, safety and compliance, end-to-end vehicle management, and supply chain communications. The transportation software platform serves as a central hub from which the core operations of transportation organizations are managed, data is stored and analyzed, and mission critical business processes are automated. Our software platform automates business processes spanning the entire surface transportation life cycle, order-to-cash, delivering visibility, control, and decision support for the intricate relationships and complex processes involved in the movement of freight. Trimble products also provide truck routing, mileage, and mapping solutions, as well as a voice guided turn-by-turn navigation solution.
The Transportation segment generally sells directly to end-users and OEMs. Sales cycles tend to be long, often involving field trials followed by an extensive decision-making process. Key competitors in this segment include Omnitracs and McLeod, among others. We compete principally on the basis of interoperability, domain expertise, customer support and service, price, innovative product offerings, quality, and provision of a complete solution.

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
Competition
Our markets are highly competitive, and we expect that both direct and indirect competition will increase in the future. Within our markets, we encounter direct competition from other GNSS, software, optical, and laser suppliers such as Hexagon and Topcon, and competition may intensify from various larger U.S. and non-U.S. competitors. Our hardware products are increasingly subject to competition from existing and new entrants from emerging markets such as China, which compete aggressively on price at the lower-priced end of the market as well as on economic nationalism. Our integrated hardware and software products may also be subject to increasing competition from mass market devices such as smartphones and tablets combined with relatively inexpensive applications, which have not been heavily used for commercial applications in the past. Our software solutions are also increasingly subject to competition from existing and new entrants into the marketplace, including from some companies that may have access to significantly more resources than Trimble.
Many of our products and solutions are focused on specific industries. In each of these industries, we face competition from companies providing point solutions, or more traditionally, less technology intensive products and services. These companies often have greater financial resources and more established and recognized brands in those industries. Competing in vertical markets with more established industry participants requires that we successfully establish a market position, and that we market new and sometimes unfamiliar technology and automated solutions to customers that have not previously used such products. We also increasingly offer enterprise level solutions designed to meet the specific needs of our target industries. In doing so, we face competition from larger and more well-established providers of enterprise software and services with whom we have not previously competed. See also "Risk Factors - We face substantial competition in our markets, which could decrease our revenue and growth rates or impair our operating results and financial condition."
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
Seasonality of Business
Construction equipment revenue, within our Buildings and Infrastructure segment, historically have been higher in early spring. Our agricultural equipment revenue, within our Resources and Utilities segment, have historically been the highest in the first quarter, followed by the second quarter, reflecting buying in anticipation of the spring planting season in the Northern hemisphere. However, overall as a company, as a result of diversification of our business across segments and the increased impact of subscription revenue, we may experience less seasonality in the future. Changes in global macroeconomic conditions could also impact the level of seasonality we experience.

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
Our design, manufacturing, and distribution sites in Dayton, Ohio; Sunnyvale, California; Danderyd, Sweden; Eindhoven, Netherlands; Auckland, New Zealand, and Shanghai, China are registered to ISO9001:2015 covering the design, production, distribution, and servicing of all our products.
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
We expect to continue investing in research and development at a rate consistent with our past, with the goal of maintaining or improving our competitive position and entering new markets.
Employees
At the end of fiscal 2019, we employed 11,484 employees with approximately 56% of employees in locations outside the United States.
Some employees in Sweden and Finland are represented by unions and in Germany and France are represented by works councils. We also employ temporary and contract personnel that are not included in the above headcount numbers. We have not experienced work stoppages or similar labor actions.
Available Information
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge on the Company’s web site through investor.trimble.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Financial news and reports and related information about our Company as well as GAAP to non-GAAP reconciliations are also found on this web site. Information contained on our web site is not part of this annual report on Form 10-K.
In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:
Trimble Inc.
935 Stewart Drive, Sunnyvale, CA 94085
Attention: Investor Relations Telephone: 303-635-8551

Information about our Executive Officers
The names, ages and positions of the Company’s executive officers as of February 28, 2020 are as follows:

Name	Age	Position
Steve W. Berglund	68	Executive Chairman
Robert G. Painter	48	President and Chief Executive Officer
David G. Barnes	58	Chief Financial Officer
Michael D. Bank	58	Senior Vice President
Ronald J. Bisio	51	Senior Vice President
Bryn A. Fosburgh	57	Senior Vice President
James A. Kirkland	60	Senior Vice President, General Counsel and Secretary
James Langley	45	Senior Vice President
Darryl R. Matthews	52	Senior Vice President
Julie A. Shepard	62	Chief Accounting Officer
Steven W. Berglund—Steven Berglund was appointed executive chairman of Trimble’s board in January 2020, and previously served as the president and chief executive officer of Trimble since March 1999. Prior to joining Trimble, Mr. Berglund was president of Spectra Precision, a group within Spectra Physics AB. Mr. Berglund’s business experience includes a variety of senior leadership positions with Spectra Physics, and manufacturing and planning roles at Varian Associates. He began his career as a process engineer at Eastman Kodak. He attended the University of Oslo and the University of Minnesota where he received a B.S. in chemical engineering. Mr. Berglund received his M.B.A. from the University of Rochester. Mr. Berglund is a member of the board of directors of the Silicon Valley Leadership Group and the Association of Equipment Manufacturers (AEM), as well as chairman of AEM's construction sector board. He is also a member of the board of directors and audit committee of Belden Inc., a global provider of end-to-end signal transmission solutions.
Robert G. Painter—Robert Painter was appointed Trimble’s president and chief executive officer in January 2020. From 2016 through 2019, he served as the Company's chief financial officer, where he was responsible for Trimble’s worldwide finance operations. In 2015, Mr. Painter was appointed vice president of Trimble buildings businesses, a group focused on BIM-centric divisions that span the design-build-operate continuum of the building life cycle. From 2011 to 2014, he served as general manager of the Company’s joint venture with Hilti, which was created to foster collaborative development of product innovations for the building construction industry. From 2009 to 2010, he served as general manager of the Company’s construction services division. Mr. Painter joined Trimble in 2006 and assumed leadership of Trimble’s business development, leading all acquisition and corporate strategy activities. Prior to joining the Company, Mr. Painter served in a variety of management and finance positions at Cenveo, Rapt Inc., Bain & Company, Whole Foods Market, and Kraft Foods. In 1993, he earned a Bachelor of Science degree in Finance from West Virginia University and received an MBA in Business from Harvard University in 1998.
David G. Barnes—David G. Barnes joined Trimble as chief financial officer in January 2020 with more than 35 years of financial and strategic management experience, including treasury, tax, investor relations, and risk management. Prior to Trimble, Mr. Barnes served as chief financial officer at MWH Global Inc., a global provider of engineering and construction services, from January 2009 to May 2016. At MWH, he served on the board of directors and had responsibility for information technology and procurement in addition to his financial role. Following the sale of MWH to Stantec Inc., Mr. Barnes assumed operational responsibility for Stantec’s businesses outside North America from September 2017 to January 2019. He also served as a leader on the committee overseeing the integration of MHW into Stantec from May 2016 to July 2017. Prior to MWH, Mr. Barnes held financial leadership positions at Western Union, Coors, and YUM Brands. He began his career as a strategy consultant at Bain & Company. In 1983, he received a Bachelor of Science in Applied Mathematics from Yale University and his MBA in Finance and Marketing from the University of Chicago in 1987. Mr. Barnes also serves as a board member and chair of the Audit Committee of CSG Systems International.
Michael D. Bank—In February 2019, Michael Bank was appointed senior vice president of Trimble's civil engineering and construction business, where he had previously served as vice president since January 2016, as well as supervising Trimble’s precision tools, accessories, mining, aggregates, construction logistics, lifting solutions, and mobile computing solutions divisions. Prior to 2016, he served in general manager and business area manager roles in the precision tools, accessories, and mobile computing solutions divisions. He joined Trimble in 2006 through the acquisition of Apache Technologies, where he served as worldwide sales and marketing manager. Mr. Bank has over 35 years of experience in the construction technology industry. He has held positions in sales, marketing, engineering, product design, and technical support. He received his BS in Civil Engineering from the University of Cincinnati in 1984.

Ronald J. Bisio—In February 2019, Ronald Bisio was appointed senior vice president responsible for Trimble’s surveying and geospatial businesses, where he had previously served as vice president since April 2015. Prior to this role, he served as general manager for Trimble’s rail division from January 2011 until April 2015.  He joined Trimble in 1996 and has held several marketing, sales, and general management positions since then at Trimble.  He earned a Master of Business Administration degree from the University of Denver, a Master of Regional Planning degree from the University of Massachusetts, and a Bachelor of Science degree in Cartography from Salem State University in Salem, Massachusetts.
Bryn A. Fosburgh—Bryn Fosburgh currently serves as senior vice president responsible for Trimble’s construction businesses, which includes Trimble’s civil engineering and construction, buildings, Viewpoint and e-Builder divisions, as well as Trimble’s joint ventures with Caterpillar, Hilti, and Nikon. From 2016 to 2019, Mr. Fosburgh was the Company’s senior vice president responsible for Trimble’s joint ventures, as well as U.S. Federal government strategy and accounts, OEM construction machine division, and professional services groups. From 2014 to 2016, he served as senior vice president for Trimble's geospatial, civil engineering and construction, and building divisions, and the Caterpillar and Hilti-related joint ventures. From 2010 to 2014, Mr. Fosburgh was responsible for buildings and heavy civil construction divisions along with Caterpillar and Hilti joint ventures. From 2009 to 2010, Mr. Fosburgh served as vice president for Trimble's construction division, transportation and logistics, field service management, and a number of corporate functions and geographical regions. From 2007 to 2009, Mr. Fosburgh was vice president for Trimble's construction and agriculture divisions, and from 2005 to 2007, Mr. Fosburgh served as vice president and general manager of Trimble's engineering and construction division. Mr. Fosburgh joined Trimble in 1994 and has held numerous roles, including vice president and general manager for Trimble's geomatics and engineering division, and division vice president of survey and infrastructure. Prior to Trimble, Mr. Fosburgh was a civil engineer and also held various positions for the U.S. Army Corps of Engineers and Defense Mapping Agency. Mr. Fosburgh received a B.S. in geology from the University of Wisconsin in Green Bay in 1985 and an M.S. from the school of civil engineering at Purdue University in 1989.
James A. Kirkland—James Kirkland currently serves as senior vice president, general counsel, and secretary. He joined the company as vice president and general counsel in July 2008.  Prior to joining Trimble, he served as general counsel and executive vice president, strategic development at Covad Communications. Mr. Kirkland also served as senior vice president of spectrum development and general counsel at Clearwire Technologies, Inc. Mr. Kirkland began his career in 1984 as an associate at Mintz Levin and in 1992 he was promoted to partner. Mr. Kirkland received his BA from Georgetown University in Washington, D.C. in 1981 and his J.D. from Harvard Law School in 1984.
James Langley—James Langley currently serves as a senior vice president responsible for Trimble transportation businesses. He was appointed to this role in September 2019 and before that served as Trimble’s general manager of Trimble transportation enterprise since April 2019. Prior to that, Mr. Langley was with Dart Transit Company, a transportation and tractor fleet company based in Eagan, Minnesota, where he served as president from December 2017 until March 2019, and chief operating officer from January 2016 until March 2019. Before Dart, Mr Langley was with TMW Systems, one of Trimble’s transportation businesses, as vice president and general manager of business intelligence and optimization from May 2011 until December 2015. Mr. Langley has extensive experience in the transportation industry, having also held positions at US Xpress, Transcard, and JB Hunt, where he worked in the areas of operations, IT, engineering and analytics. Mr. Langley holds a degree from the University of Arkansas in transportation and logistics.
Darryl R. Matthews—Darryl Matthews currently serves as senior vice president responsible for Trimble’s natural resources businesses, which includes agriculture, forestry, and global services divisions. From 2010 to 2015, Mr. Matthews served as president and general manager of the NAFTA Region for Nufarm Americas, Inc., a subsidiary of Nufarm Limited, a publicly-traded multinational agricultural chemical company. From 2008 to 2010, Mr. Matthews served as general manager of Nufarm Agriculture Inc., the Canadian subsidiary of Nufarm Limited. Mr. Matthews began his career at Dow AgroSciences in Canada where he held management roles in sales and marketing. From 2010 to 2015, he served on the Board of Directors for CropLife America. He received an Honors B.Sc. in Agriculture majoring in Horticultural Science and Business from the University of Guelph in Ontario, Canada in 1994.
Julie A. Shepard—Julie Shepard currently serves as chief accounting officer. She joined Trimble in December of 2006 as vice president of finance and was appointed chief accounting officer in May 2017. Prior to joining Trimble, Ms. Shepard served as vice president of finance and corporate controller at Quantum Corporation. Ms. Shepard brings with her over 30 years of experience in a broad range of finance roles, with diverse experience ranging from early stage private equity backed technology companies to large multinational corporations. Ms. Shepard began her career at Price Waterhouse and is a Certified Public Accountant. She received a B.S in Accounting from California State University. She is a member of the AICPA, Financial Executive Institute, and the California Society of CPAs.

Item 1A.	Risk Factors

RISKS AND UNCERTAINTIES
You should carefully consider the following risk factors, in addition to the other information contained in this Form 10-K and in any other documents to which we refer you in this Form 10-K, before purchasing our securities. The risks and uncertainties described below are not the only ones we face.
The volatility of our stock price could adversely affect an investment in our common stock
The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2019, our stock price ranged from $30.93 to $45.94. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

•	general conditions in the worldwide economy,

•	quarterly fluctuations in our actual or anticipated operating results and order levels, announcements and reports of developments related to our business, our major customers and partners, and the industries in which we compete or the industries in which our customers compete,

•	security breaches,

•	acquisition announcements,

•	new products or product enhancements announced or introduced by us or our competitors,

•	disputes with respect to developments in patents or other intellectual property rights,

•	developments in our relationships with our partners, customers, and suppliers,

•	the imposition of tariffs or other trade barriers,

•	political, economic or social uncertainty, and

•	acts of terrorism.
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

•	ineffective legal protection of our IP rights in certain countries,

•	uncertain economic and political conditions in countries where we do business,

•	local business and cultural factors that differ from our normal standards and practices, and

•
increased uncertainty regarding social, political, immigration, and trade policies in the U.S. and abroad, such as recent U.S. government action and policies, and the continuing uncertainty regarding the United Kingdom's impending withdrawal from the European Union ("Brexit").

There is inherent risk that political, diplomatic, or military events could result in trade disruptions, including tariffs, trade embargoes, export restrictions, and other trade barriers. A significant trade disruption or the establishment or increase of any trade barrier in any area where we do business, including the Asia Pacific region, could increase the cost of our products, which could adversely impact the margin that we earn on sales; make our products more expensive for customers or create uncertainty around demand for certain types of products, which could make our products less competitive and reduce customer demand; or otherwise have a materially adverse impact on our future revenue and profits, our and our customers’ businesses, and our results of operations. In response to U.S. tariffs, other countries may adopt tariffs and other trade barriers that could limit our ability to competitively offer our products and services. Recently, the U.S. government imposed tariffs on certain products imported into the U.S., and the Chinese government imposed tariffs on certain products imported into China. Tariffs may be increased in the future. Given the current U.S. political climate and recent actions of the administration, there is significant uncertainty about the trade policies, treaties, government regulations, and tariffs that could apply to trade between the U.S. and China, as well as other nations, in the future. In addition, if there is significant deterioration in the global economy, the economies of the countries or regions where our customers are located or do business, or the industries that we or our customers serve, the demand for our products and services would likely decrease and our results of operations, financial position, and cash flows could be materially and adversely affected. In addition, government or customer efforts, attitudes, laws or policies may lead to non-U.S. customers favoring domestic suppliers that could compete with or replace our products, which would also have an adverse effect on our business. Changes in economic conditions and political uncertainty surrounding international trade also make it difficult to make financial forecasts, which could cause us to miss our financial guidance and adversely affect our stock price.

We face risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, and laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, including the U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act, or other anti-corruption laws that have recently been the subject of a substantial increase in global enforcement. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold or that require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions or conditions on the conduct of our business. Any such violations could include prohibitions or conditions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results.

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

Public health crises and epidemics, such as the novel coronavirus outbreak that is significantly affecting China, could impact our international operations and sales. Our results of operations could be adversely affected to the extent that the novel coronavirus or any other epidemic harms the Chinese economy or other significant markets where we do business. Contagious disease epidemics or global pandemics could significantly impact our international supply chain and result in component and product shortages and general disruptions to the economy. Such outbreaks could also result in mass quarantines, business closures, and significantly impact our suppliers, customers, and commercial partners in affected areas, which may materially and adversely affect our business, financial condition, and results of operations.

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

Investing in and integrating new acquisitions could be costly, place a significant strain on our management systems and resources, or may fail to deliver the expected return on investment, which could negatively impact our operating results
We typically acquire a number of businesses each year and intend to continue to acquire other businesses. Acquisitions entail numerous risks, including:

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

As a result of acquisitions, we have significant assets that include goodwill and other purchased intangibles. The testing of goodwill and intangibles for impairment under established accounting guidelines requires significant use of judgment and assumptions. Changes in business conditions or in the prospects or results of operations of the acquired business could require negative adjustments to the valuation of these assets resulting in write-offs that would adversely affect our results. If we divest a business and the proceeds are less than the net book value at the time, we would be forced to write off the difference. In addition, changes in the operating results or the valuation of companies in which we have investments may have a direct impact on our financial statements or could result in our having to write down the value of such investment.

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

Our internal and customer-facing systems, and systems of third parties we rely upon, may be subject to cybersecurity breaches, disruptions, or delays
A cybersecurity incident in our own systems or the systems of our third-party providers may compromise the confidentiality, integrity, or availability of our own internal data, the availability of our products and websites designed to support our customers, or our customer data. Computer hackers, foreign governments, or cyber terrorists may attempt to or succeed in penetrating our network security and our website. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third party providers, or other misconduct. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. We have experienced security breaches in the past, and despite our efforts to maintain the security and integrity of our systems, it is impossible to eliminate this risk. For example, in late 2015 and early 2016, we were the subject of an attack by hackers operating in China. This incident resulted in the theft of proprietary and confidential data related to our GPS technology but has not had a meaningful impact on our business. Because the techniques used by computer hackers who may attempt to penetrate and sabotage our network security or our website change frequently, they may take advantage of weaknesses in third party technology or standards of which we are unaware or that we do not control, and may not be recognized until long after they have been launched against a target. We may be unable to anticipate or counter these techniques. It is also possible that unauthorized access to customer data or confidential information may be obtained through inadequate use of security controls by customers, vendors, or business partners. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement, and maintain. Such efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and may limit the functionality of, or otherwise negatively impact our service offering and systems. A cybersecurity incident affecting our systems may also result in theft of our intellectual property, proprietary data or trade secrets, which would compromise our competitive position, reputation, and operating results. We also may be required to notify regulators about any actual or perceived personal data breach (including the EU Lead Data Protection Authority) as well as the individuals who are affected by the incident within strict time periods.

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

An increasing portion of our revenue comes from SaaS solutions and other hosted services in which we store, retrieve, communicate, and manage data which is critical to our customers’ business systems. Disruption of our systems that support these services and solutions could cause disruptions in our customers’ systems and in the businesses that rely on these systems. Any such disruptions could harm our reputation, create liabilities to our customers, hurt demand for our services and solutions, and negatively impact our revenue and profitability.

We are subject to evolving privacy laws in the United States and other jurisdiction that are subject to potentially differing interpretations and which could adversely impact our business and require that we incur substantial costs and expenses

Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various U.S. federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. For example, the European Union General Data Protection Regulation (“GDPR”) became effective in May 2018 and is wide-ranging in scope. In order to be compliant with the EU requirements, we must continue to invest resources necessary to implement and manage policy changes across our business units and services relating to how we collect and use personal data relating to customers, employees, and vendors. Failure to comply may lead to sizable fines. Brexit could also lead to further legislative and regulatory changes with regard to personal data. The United Kingdom Data Protection Act that substantially implements the GDPR became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated at the time that Brexit is effectuated and implemented. In parallel, with the advent of the EU-U.S. Privacy Shield (the new framework agreement between the U.S. Department of Commerce and the European Commission for transferring personal data from the European Union to the United States) and other national requirements, we expect that the international transfer of personal data will present ongoing compliance challenges and complicate our business transactions. Countries outside the EU are considering or have passed legislation that requires local storage and processing of data, which could increase the cost and complexity of delivering our services. In addition, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect in January 2020.  The CCPA will, among other things, give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used.  The CCPA was amended in September 2018, and further modifications may be made to this law before it takes effect. Additionally, in October 2019, the California Department of Justice published a notice of proposed rulemaking action with respect to draft regulations to implement the CCPA. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

We may not be able to enter into or maintain important alliances and distribution relationships
We believe that in certain business opportunities our success will depend on our ability to form and maintain alliances with industry participants, such as Caterpillar, Nikon, Hilti, and CNH Global. Our failure to form and maintain such alliances, or the preemption or disruption of such alliances by actions of competitors, could adversely affect our ability to sell our products to customers. Our relationships with substantial industry participants such as Caterpillar and CNH are complex and multifaceted and are likely to evolve over time based upon the changing business needs and objectives of the parties. Since these strategic relationships contribute to significant ongoing business in certain of our important markets, changes in these relationships could adversely affect our sales and revenue. In addition, we utilize dealer networks, including those affiliated with some of our strategic allies such as Caterpillar and CNH, to market, sell, and service many of our products.
Changes in our product mix, including increasing provision of software and bundled solutions tailored to the needs of specific vertical markets, impose new demands on our distribution channels and may require significant changes in the skills and expertise required to successfully distribute our products and services, or the creation of new distribution channels. Recruiting and retaining qualified channel partners and training them in the use and the selling of our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channels, we must continue to expand and improve our processes and procedures that support our distribution channels, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our product offerings, including our new product developments, and newer types of offering such as software and services, may make it more difficult to introduce those products to end-users and delay end-user adoption, which could result in lower revenue.

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

Our products are highly technical and may contain undetected errors, product defects, security vulnerabilities, or software errors
Our products, including our software products, are highly technical and complex and, when deployed, may contain errors, defects, or security vulnerabilities. We must develop our products quickly to keep pace with the rapidly changing market, and we have a history of frequently introducing new products. Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new models or versions are released. Such occurrences could result in damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, warranty claims, and litigation.

We warrant that our products will be free of defect for various periods of time, depending on the product. In addition, certain of our contracts include epidemic failure clauses. If invoked, these clauses may entitle the customer to return or obtain credits for products and inventory, or to cancel outstanding purchase orders even if the products themselves are not defective.

Errors, viruses or bugs may be present in software or hardware that we acquire or license from third parties and incorporate into our products or in third party software or hardware that our customers use in conjunction with our products. Our customers’ proprietary software and network firewall protections may corrupt data from our products and create difficulties in implementing our solutions. Changes to third party software or hardware that our customers use in conjunction with our software could also render our applications inoperable. Any errors, defects or security vulnerabilities in our products or any defects in, or compatibility issues with, any third party hardware or software or customers’ network environments discovered after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers, theft of trade secrets, data or intellectual property and increased service and warranty cost, any of which could adversely affect our business, financial condition, and results of operations.

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

If we are unable to effectively manage our increasingly diverse and complex businesses and operations, our ability to generate growth and revenue from new or existing customers may be adversely affected
Because our operations are geographically diverse and increasingly complex, our personnel resources and infrastructure could become strained, and our reputation in the market and our ability to successfully manage and grow our business may be adversely affected. The size, complexity, and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:

•	effectively managing executive leadership transitions, and maintaining continuity in our senior management and key personnel,

•	increasing the productivity of our existing employees,

•	attracting, retaining, training, and motivating our employees, particularly our technical and management personnel,

•	deploying our solutions using third-party information systems, which may require changes to our applications, documentation, and operational processes,

•	improving our operational, financial and management controls, and

•	improving our information reporting systems and procedures.
The Company has increasingly diversified the nature of its businesses both organically and by acquisition. As a result, an increasing amount of our business involves business models which require managerial techniques and skill sets which are different from those required to manage our historical core businesses.

Over the last few years we have focused more on SaaS subscription models. As a result, we expect to derive an increasing portion of our revenue in the future from subscriptions. This subscription model provides our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, performance, current license terms, customer preference, social/community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. If we are unable to successfully support and host our SaaS offerings in light of the foregoing risks and uncertainties, our results of operations could be negatively impacted.
Our annual and quarterly performance may fluctuate, which could negatively impact our operations, financial results, and stock price
Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:

•	changes in market demand,

•	competitive market conditions,

•	the timing of recognizing revenue,

•	fluctuations in foreign currency exchange rates,

•	the cost and availability of components,

•	the mix of our customer base and sales channels,

•	the mix of products sold,

•	pricing of products,

•	changes in U.S. or foreign policies on taxes, trade, or spending, including the 2017 Tax Cuts and Jobs Act (the "Tax Act"), and

•	other risks, including those described below.
Seasonal variations in demand for our products may also affect our quarterly results. Construction equipment revenue has historically been the highest in early spring. Our agricultural equipment revenue has historically been the highest in the first quarter, followed by the second quarter, reflecting buying in anticipation of the spring planting season in the Northern hemisphere. If we do not accurately forecast seasonal demand we may be left with unsold inventory or have a shortage of inventory, which could negatively impact our financial results.
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

Changes in our software and subscription businesses may negatively affect our operations and financial results
An increasing portion of our revenue is generated through software maintenance and subscription revenue, which includes SaaS. Our customers have no obligation to renew their agreements for our software maintenance or subscription services after the expiration of their initial contract period, which typically ranges from one to five years. Our customer acquisition and renewal rates may decline or fluctuate as a result of a number of factors, including overall economic conditions, the health of their businesses, competitive offerings, and customer dissatisfaction with our services. If customers do not renew their contracts for our products, our maintenance and subscription revenue will decline, and our financial results will suffer. Any reduction in the number of licenses that we sell, even if our customer acquisition rates do not change, will have a negative impact on our future maintenance revenue growth. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.

We continually re-evaluate our software licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition. We may implement different licensing models which require the Company to recognize licensing fees over a longer period. Over the last few years, we have increasingly offered additional products through a SaaS model. SaaS revenue is currently recognized ratably over the subscription period. Any significant increase in the percentage of our business generated from a subscription model could increase the amount of revenue to be recognized over time as opposed to upfront, which would delay revenue recognition and have a negative impact on our operating results in a quarterly period. Due to these complexities, we may not be able to accurately forecast our revenue, which could cause us to miss our earnings estimates or revenue projections and negatively impact our stock price.

We face substantial competition in our markets, which could decrease our revenue and growth rates or impair our operating results and financial condition
Our markets are highly competitive, and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the effectiveness of our distribution channel and direct sales force, the level of customer service, the development of new technology, and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GNSS, software, optical, and laser suppliers, and competition may intensify from various larger U.S. and non-U.S. competitors and new market entrants, particularly from emerging markets such as China. Our products, which commonly use GNSS for basic location information, may be subject to competition from alternative location technologies such as simultaneous location and mapping technology. As we sell an increasing amount of software and subscription services, we face competition from a group of large well-established companies with whom we have not previously competed. Our integrated hardware and software products may be subject to increasing competition from mass market devices such as smartphones and tablets used in conjunction with relatively inexpensive applications, which have not been heavily used for commercial applications in the past. These developments may require us to rapidly adapt to technological and customer preference changes that we have not previously been exposed to, including those related to cloud computing, mobile devices, and new computing platforms. Such competition has in the past resulted, and in the future may result, in price reductions, reduced margins or loss of market share, any of which could decrease our revenue and growth rates or impair our operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales, and other resources than we do.

We are dependent on new products and services, and if we are unable to successfully introduce them into the market or to effectively compete with new, disruptive product alternatives, our customer base may decline or fail to grow as anticipated
Our future revenue stream depends to a large degree on our ability to bring new products and services to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products and services, enhance existing products and achieve market acceptance of such products and services. We may encounter problems in the future in innovating and introducing new products and services. Our development stage products may not be successfully completed or, if developed, may not achieve significant customer acceptance. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve our goals as to the timing of introducing new technology products or could encounter increased costs. The timely availability and cost-effective production of these products in volume and their acceptance by customers are important to our future success. If we are unable to introduce new products and services, if other companies develop competing technology products and services, or if we do not develop compelling new products and services, our number of customers may not grow as anticipated, or may decline, which could harm our operating results. Many of our offerings are increasingly focused on software and subscription services. The software industry is characterized by rapidly changing customer preferences which require us to address multiple delivery platforms, new mobile devices, and cloud computing. Life cycles of software products can be short, and this can exacerbate the risks associated with developing new products. The introduction of third-party solutions embodying new, disruptive technologies and the emergence of new industry standards could make our existing and future software solutions and other products obsolete or non-competitive. If we are not able to develop software and other solutions that address the increasingly sophisticated needs of our customers, or if we are unable to adapt to new platforms, technologies or new industry standards that impact our markets, our ability to retain or increase market share and operating results could be materially adversely affected.

Changes in our effective tax rate may reduce our net income in future periods
As a global company, we are subject to income and other taxes in the United States and numerous foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities.  While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be contested or overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes. Our effective tax rate is largely based on the geographic mix of earnings, statutory rates, inter-company transfer pricing, and enacted tax laws. A number of factors may increase our future effective tax rates, including:

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied, and governmental tax authorities are increasingly scrutinizing the tax positions of companies. On December 22, 2017, the U.S. government enacted the Tax Act, which made substantial changes to U.S. tax law. The ongoing implementation and interpretation of the Tax Act, any additional forthcoming legislative or administrative guidance and accounting standards related to the Tax Act could adversely affect our future effective tax rates. The implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations, and financial condition. In light of recent changes in U.S. tax laws and to align with our international business operations, in the fourth quarter of 2019, we completed a non-U.S. intercompany transfer of our intellectual property to a subsidiary in the Netherlands.

 This transfer and other changes we make to practices and processes based upon changes in U.S. and other tax laws are subject to challenge, and an adverse outcome in any such challenge could adversely affect our reported financial results.

Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the BEPS reporting requirements recommended by the G8, G20, and the OECD. The foreign countries where we do business may change tax laws, regulations, and interpretations on a prospective or retroactive basis and these potential changes could adversely affect our effective tax rates. As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

On June 1, 2018, we filed a petition with the U.S. tax court relating to a Notice of Deficiency pertaining to our 2011 tax year. In the third quarter of fiscal 2019, we received a decision from the U.S. Tax Court resulting in no changes to our federal income tax liability for 2011. We are currently in various stages of multiple year examinations by state and foreign taxing authorities. If taxing authorities of any jurisdiction were to successfully challenge a material tax position, we could become subject to higher taxes and our earnings would be adversely affected.

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

In May 2018, we entered into a new credit agreement (the “2018 Credit Facility”), with JPMorgan Chase Bank, N.A. and certain other institutional lenders that provides for $1.75 billion of unsecured credit facilities comprised of a $1.25 billion loan facility maturing May 2023 (the “Revolving Credit Facility”) and a $500.0 million delayed draw term loan facility that matures on the third anniversary of the funding date (the “Term Loan”). Subject to the terms of the 2018 Credit Facility, we may request an additional loan facility up to $500.0 million. We also have two $75.0 million and one €100.0 million that are uncommitted (the “Uncommitted Facilities”) at the end of 2019 and may be called by the lenders with very little notice. At the end of fiscal 2019, our total debt was comprised primarily of Senior Notes of $1,300.0 million, a term loan balance of $225.0 million, a revolver credit facility of $110.0 million under the 2018 Credit Facility, and three revolving credit facilities of $218.7 million under the Uncommitted Facilities.
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

Some of our products rely on third party technologies including open source software, which could result in product incompatibilities or harm availability of our products and services
We license software, technologies, and intellectual property underlying some of our software from third parties. The third party licenses we rely upon may not continue to be available to us on commercially reasonable terms, or at all, and the software and technologies may not be appropriately supported, maintained, or enhanced by the licensors, resulting in development delays. Some software licenses are subject to annual renewals at the discretion of the licensors. In some cases, if we were to breach a provision of these license agreements, the licensor could terminate the agreement immediately. The loss of licenses to, or inability to support, maintain, and enhance, any such third party software or technology could result in increased costs, or delays in software releases or updates, until such issues have been resolved. This could have a material adverse effect on our business, financial condition, results of operations, cash flows, and future prospects.

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

The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. Third parties may claim that we or our customers (some of whom are indemnified by us) are infringing their intellectual property rights. For example, individuals and groups may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from us or our customers. The number of these claims has increased in recent years. As new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to secure a license from such patent holders, redesign our products, or withdraw products from the market. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which could harm our results of operations and financial condition.

We are dependent on limited source manufacturers and suppliers for certain of our products and critical components, and a disruption in our supply chain could adversely affect our margins, revenue, and operating results
We are dependent upon a limited number of contract manufacturers for the manufacture, testing, and assembly of certain products and specific suppliers for a number of our critical components. Our current reliance on a limited group of suppliers and contract manufacturers involves risks, including a potential inability to obtain an adequate supply of required products or components to meet customers’ delivery requirements, a risk that we may accumulate excess inventories if we inaccurately forecast demand for our products, reduced control over pricing and delivery schedules, discontinuation of or increased prices for certain components, and economic conditions that may adversely impact the viability of our suppliers and contract manufacturers.  Any disruption in our supply chain could reduce our revenue and adversely impact our financial results. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices or labor stoppages, the imposition of regulations, quotas or embargoes on components, a scarcity of, or significant increase in the price of, required electronic components for our products, trade restrictions, tariffs or duties, fluctuations in currency exchange rates, transportation failures affecting the supply chain and shipment of materials and finished goods, third party interference in the integrity of the products sourced through the supply chain, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, military conflicts, geopolitical developments, war or terrorism, and disruptions in utility and other services.  Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand as well as our operating results.

We are dependent on the availability and unimpaired use of allocated bands within the radio frequency spectrum, and our products may be subject to harmful interference from new or modified spectrum uses
Our GNSS technology is dependent on the use of satellite signals and on terrestrial communication bands. International allocations of radio frequency are made by the International Telecommunications Union ("ITU"), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference. Each country also has regulatory authority over how each band is used in the country. In the United States, the Federal Communications Commission ("FCC") and the National Telecommunications and Information Administration share responsibility for radio frequency allocations and spectrum usage regulations.

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

Many of our products rely on GNSS technology, GPS and other satellite systems, which may become degraded or inoperable and result in lost revenue
GNSS technology, GPS satellites, and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible intentional disruption. Many of the GPS satellites currently in orbit were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of operational satellites in orbit, several have been in operation for 15 years or more. Repair of damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites below the 24-satellite standard established for GPS may impair the utility of the GPS system and the growth of current and additional market opportunities. In addition, software updates to GPS satellites and ground control segments, and infrequent known events such as GPS week number rollover, may adversely affect our products and customers. We depend on public access to open technical specifications in advance of system updates to mitigate these problems, which may not be available or complete.

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

Many of our products use satellite signals from the Russian GLONASS System. Other countries, including China and India, are in the process of creating their own GNSS systems, and we either have developed or will develop products which use GNSS signals from these systems. The European community is developing an independent radio navigation satellite system, known as Galileo. National or European authorities may provide preferential access to signals to companies associated with their markets, including our competitors, which could harm our competitive position. Use of non-U.S. GNSS signals may also be subject to FCC waiver requirements and to restrictions based upon international trade or geopolitical considerations. If we are unable to develop timely and competitive commercial products using these systems, or obtain timely and equal access to service signals, this could result in lost revenue. These authorities may also adopt protectionist measures favoring national companies who make use of their GNSS systems, to the detriment of Trimble products using the U.S. GPS system, which would harm our business.

We are subject to the impact of governmental and other certifications processes and regulations, which could adversely affect our products and our business
We market many products that are subject to governmental regulations and certifications before they can be sold. The European Union increasingly regulates the use of our products on agriculture, construction, and other types of machinery. CE certification is required for GNSS receivers and data communications products, which must conform to the European harmonized GNSS receiver standard and the radio equipment directive, to be sold in the European community. Delays in publication of the European harmonized GNSS receiver standard could affect GNSS product access to European markets. In the future, U.S., European, or other governmental authorities may propose GPS receiver testing and certification for compliance with published GPS signal interface or other specifications. An inability to obtain any such certifications in a timely manner could have an adverse effect on our operating results. Governmental authorities may also propose other forms of GPS receiver performance standards, which may limit design alternatives, hamper product innovation, or impose additional costs. Some of our products that use integrated radio communication technology require product type certification and some products require an end-user to obtain licensing from the FCC for frequency-band usage. An inability or delay in obtaining such certifications or changes in applicable rules could adversely affect our ability to bring our products to market which could harm our customer relationships, and therefore, our operating results. Compliance with evolving product regulations in our major markets could require that we redesign our products, cease selling products in certain markets, and increase our costs of product development. Failure to comply may result in fines and limitations on sales of our products.

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

None.

Item 2.	Properties

Our corporate headquarters is located in Sunnyvale, California where we lease approximately 139 thousand square feet. We also currently own approximately 316 thousand square feet in Dayton, Ohio and 250 thousand square feet in Westminster, Colorado. These facilities are used by all reporting segments. For financial information regarding leases, see Note 8 to the Consolidated Financial Statements.

We believe that our existing facilities are adequate to support current and near-term operations.

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
Company Stock Performance
Our common stock is traded on the NASDAQ under the symbol “TRMB.” The following graph compares the cumulative five-year total return provided stockholders on Trimble Inc. common stock relative to the cumulative total returns of the NASDAQ Composite Index and the S&P 500 Information Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2014, and its relative performance is tracked through December 31, 2019.
Stock Repurchase Program
In November 2017, our Board of Directors approved a stock repurchase program ("2017 Stock Repurchase Program"), authorizing us to repurchase up to $600.0 million of Trimble’s common stock. The stock repurchase authorization does not have an expiration date and replaces the 2015 Stock Repurchase Program, which was completed. The timing and amount of repurchase transactions is determined by our management based on its evaluation of market conditions, share price, legal requirements, and other factors. The program may be suspended, modified, or discontinued at any time without public notice.
During fiscal 2019, we repurchased approximately 4.7 million shares of common stock in open market purchases under the 2017 Stock Repurchase Programs, at an average price of $38.51 per share, for a total of $179.8 million. At the end of fiscal 2019, the 2017 Stock Repurchase Program had remaining authorized funds of $172.4 million.
The Company did not repurchase any common stock during the fourth quarter of 2019.
As of February 26, 2020, there were approximately 552 holders of record of our common stock.
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
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes appearing elsewhere in this annual report. Historical results are not necessarily indicative of future results. In particular, because the results of operations and financial condition related to our acquisitions are included in our Consolidated Statements of Income and Consolidated Balance Sheets data commencing on those respective acquisition dates; comparisons of our results of operations and financial condition for periods prior to and subsequent to those acquisitions are not indicative of future results.

Fiscal Years	2019	2018	2017	2016	2015
(In millions, except per share data)
Revenue	$3,264.3	$3,108.4	$2,646.5	$2,362.1	$2,290.4
Gross margin	$1,780.9	$1,681.0	$1,377.6	$1,234.5	$1,202.2
Gross margin percentage	54.6%	54.1%	52.1%	52.3%	52.5%
Net income attributable to Trimble Inc.	$514.3	$282.8	$118.4	$132.4	$121.1
Net income	$514.5	$283.3	$118.5	$132.2	$120.7
Earnings per share
—Basic	$2.05	$1.13	$0.47	$0.53	$0.47
—Diluted	$2.03	$1.12	$0.46	$0.52	$0.47
Shares used in calculating basic earnings per share	250.8	250.0	252.1	250.5	255.8
Shares used in calculating diluted earnings per share	252.9	253.4	256.7	253.9	258.5

At the End of Fiscal Year	2019	2018	2017	2016	2015
(In millions)
Total assets	$6,640.7	$5,776.4	$4,316.3	$3,692.2	$3,680.7
Long-term debt and other non-current liabilities	$1,777.1	$1,862.5	$947.5	$603.4	$717.9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under “Risks Factors.” This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2018.
EXECUTIVE LEVEL OVERVIEW
Trimble began operations in 1978 and was originally incorporated in California as Trimble Navigation Limited in 1981. On October 1, 2016, Trimble Navigation Limited changed its name to Trimble Inc. and changed its state of incorporation from the State of California to the State of Delaware.
Trimble is a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Our comprehensive work process solutions are used across a range of industries including agriculture, architecture, civil engineering, survey and land administration, construction, geospatial, government, natural resources, transportation, and utilities. Representative Trimble customers include engineering and construction firms, contractors, owners, surveying companies, farmers and agricultural companies, trucking companies, energy, utility companies, and state, federal, and municipal governments.
Trimble focuses on integrating its broad technological and application capabilities to create vertically-focused, system-level solutions that transform how work is done within the industries we serve. The integration of sensors, software, connectivity, and information in our portfolio gives us the unique ability to provide an information model specific to the customer’s workflow. For example, in construction, our strategy is centered on the concept of a “constructible model” that is at the center of our “Connected Construction” solutions, which provides real-time, connected, and cohesive information environments for the design, build, and operational phases of construction projects. In agriculture, we continue to develop “Connected Farm” solutions to optimize operations across the agriculture workflow. In long haul trucking, our “Connected Fleet” solutions provide transportation companies with tools to enhance fuel efficiency, safety, and transparency through connected vehicles and fleets across the enterprise.
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

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D and acquisitions. We have been spending approximately 14% of revenue over the past two years on R&D and currently have over 1,200 unique patents. We intend to continue to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for opportunities where the potential for technological change is high and that have a requirement for the integration of multiple technologies into complete vertical solutions.

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

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy, and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 40 countries and distribution channels over 85 countries.

•
Optimized go-to-market strategies to best access our markets - We utilize vertically focused distribution channels that leverage domain expertise to best serve the needs of individual markets both domestically and abroad. These channel capabilities include independent dealers, joint ventures, original equipment manufacturers ("OEM"), and sales and distribution alliances with key partners, such as CNH Global, Caterpillar, and Nikon, as well as direct sales to end-users. This provides us with broad market reach and localization capabilities to effectively serve our markets.

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
During fiscal 2019, the Company acquired four businesses with total purchase consideration of $247.0 million. The largest acquisition was Cityworks, which we acquired in the fourth quarter of 2019. Cityworks is a provider of enterprise asset management (EAM) software for utilities and local government.
During fiscal 2018, we acquired six businesses with total cash consideration of $1.8 billion. The largest acquisition was Viewpoint, which we acquired in the third quarter of 2018 with total cash consideration of $1.2 billion. Viewpoint is a provider of construction management software, which integrates a contractor’s financial and resource management to their project operations in the field. The acquisition is highly complementary to our construction technology portfolio and positions us to further our strategy to lead the industry's transformation. With Viewpoint, we offer customers a central workflow platform for delivering integrated end-to-end construction management, while further enabling connectivity across the complete construction life cycle.
In January 2020, a novel strain of coronavirus was identified in China, resulting in shutdowns of manufacturing and commerce, as well as global travel restrictions to contain the virus. The impact has extended to other regions. We have suppliers and employees in China, and the region represents an end market for our products. Our customers and suppliers within China and other impacted countries are also affected by the coronavirus related restrictions and closures. The coronavirus is expected to have a negative effect on our financial results for fiscal 2020. The full extent and duration are uncertain and could be material.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles ("GAAP") requires us to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue, costs of sales, operating expenses, and related disclosures. We consider the accounting polices described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies. Our accounting policies are more fully described in Note 2 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration that we expect to receive in exchange for those products or services. Revenue is recognized net of allowance for returns and any taxes collected from customers. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations; however, determining whether products or services are considered distinct performance obligations that should be accounted for separately versus together may sometimes require significant judgment.
Judgment is required to determine stand-alone selling price ("SSP") for each distinct performance obligation. We use a range of amounts to estimate SSP when products and services are sold separately and determine whether there is a discount to be allocated based on the relative SSP of the various products and services.  In instances where SSP is not directly observable, we determine SSP using information that may include market conditions and other observable inputs.
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
We evaluate goodwill at the reporting unit level in the fourth quarter of each fiscal year or more frequently if indicators of potential impairment exist. We utilize either a qualitative assessment or a quantitative test to assess the likelihood of an impairment. In performing the qualitative assessment, we consider macroeconomic conditions, industry and market considerations, overall financial performance, and other relevant events and factors that may impact the reporting units. When we perform a quantitative test, the estimation of the fair value of a reporting unit involves the use of certain estimates and assumptions including expected future operating performance using risk-adjusted discount rates.
We amortize identifiable intangible assets over their estimated useful lives on a straight-line basis. Changes in circumstances such as technological advances, changes to its business model, or changes in the capital strategy could result in a revised useful life. If the useful life of an asset is revised, the net book value of the estimated residual value is amortized over its revised remaining useful life. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable based on their future cash flows. The estimated future cash flows are primarily based upon assumptions about expected future operating performance.

RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin, and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

Fiscal Years	2019	2018	2017
(In millions)
Revenue:
Product	$1,934.8	$1,999.9	$1,763.8
Service	686.2	588.7	475.4
Subscription	643.3	519.8	407.3
Total revenue	$3,264.3	$3,108.4	$2,646.5
Gross margin	1,780.9	1,681.0	1,377.6
Gross margin %	54.6%	54.1%	52.1%
Operating income	375.9	320.7	235.7
Operating income as a % of revenue	11.5%	10.3%	8.9%
Diluted earnings per share	$2.03	$1.12	$0.46

Non-GAAP revenue *	$3,271.3	$3,132.0	$2,649.3
Non-GAAP operating income *	667.8	643.9	471.5
Non-GAAP operating income as a % of Non-GAAP Revenue*	20.4%	20.6%	17.8%
Non-GAAP diluted earnings per share *	$1.99	$1.94	$1.45
*See SUPPLEMENTAL DISCLOSURE OF NON-GAAP FINANCIAL MEASURES for a reconciliation of our GAAP results to our non-GAAP measures.
Basis of Presentation
We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2019 was January 3, 2020. Fiscal 2019 was a 53-week year, and 2018 and 2017 were 52-week years.
Revenue
In fiscal 2019, total revenue increased by $155.9 million, or 5%, to $3.26 billion from $3.11 billion in fiscal 2018. Overall revenue increased due to organic growth in Buildings and Infrastructure and to a lesser extent, Transportation and Resources and Utilities, partially offset by a decrease in Geospatial. Acquisitions, including Viewpoint, contributed to growth, particularly in service and subscription revenue. We consider acquisition growth to include acquisition revenue that was not applicable in the prior corresponding periods.
By revenue category, overall product revenue decreased $65.1 million, or 3%, service revenue increased $97.5 million, or 17%, and subscription revenue increased $123.5 million, or 24%. Product revenue decreased primarily due to ongoing weakness in our Geospatial OEM hardware sales and, to a lesser extent, Resources and Utilities agriculture OEM sales. Service and subscription revenue increased across all segments, with the biggest impact due to an increase in Buildings and Infrastructure due to the Viewpoint acquisition as well as organic growth, and to a lesser extent, Transportation, Resources and Utilities, and Geospatial.
By segment, Buildings and Infrastructure revenue increased $170.5 million, or 16%, Transportation increased $39.2 million, or 5%, Resources and Utilities revenue increased $3.3 million or 1%, and Geospatial revenue decreased $73.7 million, or 10%, as compared to fiscal 2018. Buildings and Infrastructure revenue increased due to the Viewpoint acquisition, which was acquired in the third quarter of fiscal 2018, and organic growth. Transportation revenue increased due to increased organic growth and acquisition revenue. Resources and Utilities was up slightly due to organic and acquisition growth. Geospatial revenue decreased mainly due to market softness.
During fiscal 2019, sales to customers in North America represented 55%, Europe represented 28%, Asia Pacific represented 11%, and the rest of world represented 6% of our total revenue. We anticipate that sales to international customers will continue to account for a significant portion of our revenue.

No single customer accounted for 10% or more of our total revenue in fiscal 2019 or 2018. No single customer accounted for 10% or more of our accounts receivable as of fiscal years ended 2019 and 2018.
Gross Margin
Our gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, new product start-up costs, and foreign currency translations.
In fiscal 2019, our gross margin increased by $99.9 million as compared to fiscal 2018, primarily due to increased organic service and subscription revenue growth in Buildings and Infrastructure, as well as the Viewpoint acquisition, partially offset by a decrease in Geospatial due to revenue declines. Gross margin as a percentage of total revenue was relatively flat at 54.6% in fiscal 2019 and 54.1% in fiscal 2018 due to Buildings and Infrastructure improved product mix, largely offset by Geospatial revenue decline and Transportation product mix and pricing pressures.
Operating Income
Operating income increased by $55.2 million for fiscal 2019 as compared to fiscal 2018. Operating income as a percentage of total revenue for fiscal 2019 was 11.5% as compared to 10.3% for fiscal 2018. The increase in operating income was attributable to lower intangible asset amortization resulting from expiration of prior acquisitions' amortization and strong operating results in Buildings and Infrastructure. These increases were partially offset by Geospatial revenue decline and Transportation gross margin compression and increased research and development costs.
Research and Development, Sales and Marketing, and General and Administrative Expenses
Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expense are summarized in the following table:

Fiscal Years	2019	2018	2017
(In millions)
Research and development	$469.7	$446.1	$370.2
Percentage of revenue	14.4%	14.4%	14.0%
Sales and marketing	504.2	479.8	400.1
Percentage of revenue	15.4%	15.4%	15.1%
General and administrative	330.6	349.8	301.7
Percentage of revenue	10.1%	11.3%	11.4%
Total	$1,304.5	$1,275.7	$1,072.0
Overall, R&D, sales and marketing, and G&A expenses increased by approximately $28.8 million in fiscal 2019 compared to fiscal 2018.
Research and development expense increased by $23.6 million, or 5%, in fiscal 2019, as compared to fiscal 2018. Overall, research and development spending was 14% of revenue in fiscal 2019 and 2018, respectively. As compared to the prior year, the increase in fiscal 2019 was primarily due to the impact of the Viewpoint acquisition and, to a lesser extent, increased compensation expenses in Transportation, partially offset by favorable foreign currency impacts.
We believe that the development and introduction of new products are critical to our future success, and we expect to continue active development of new products.
Sales and marketing expense increased by $24.4 million, or 5%, in fiscal 2019, as compared to fiscal 2018. Overall, spending for sales and marketing was 15% of revenue in fiscal 2019 and 2018, respectively. As compared to the prior year, the increase in fiscal 2019 was primarily due to the impact of the Viewpoint acquisition and, to a lesser extent, an increase in compensation expense, partially offset by favorable foreign currency impacts.
General and administrative expense decreased by $19.2 million, or 5%, in fiscal 2019, as compared to fiscal 2018. Overall, general and administrative spending was 10% and 11% of revenue in fiscal 2019 and 2018, respectively. As compared to the prior year, the decrease in fiscal 2019 was primarily due to lower compensation expense related to incentive compensation plans and, to a lesser extent, lower consulting costs and favorable foreign currency impacts, partially offset by the impact of the Viewpoint acquisition.

Amortization of Purchased Intangible Assets

Fiscal Years	2019	2018	2017
(In millions)
Cost of sales	$94.1	$103.2	$85.8
Operating expenses	73.7	76.4	63.0
Total	$167.8	$179.6	$148.8
Total amortization expense of purchased intangibles decreased $11.8 million as compared to fiscal 2018. The decrease was primarily due to the expiration of prior acquisitions' amortization.
Non-operating Income (Expense), Net
The following table shows non-operating income (expense), net for the periods indicated and should be read in conjunction with the narrative descriptions below:

Fiscal Years	2019	2018	2017
(In millions)
Interest expense, net	$(82.4)	$(73.2)	$(25.2)
Income from equity method investments, net	35.8	28.7	29.5
Other income, net	15.5	1.8	8.2
Total non-operating income (expense), net	$(31.1)	$(42.7)	$12.5
Total non-operating expense, net decreased by $11.6 million during fiscal 2019 compared with fiscal 2018. The decrease was due to increased joint venture profitability and a gain from the sale of an equity investment included in Other income, net, partially offset by higher interest costs due to Viewpoint acquisition debt being outstanding for a full year in fiscal 2019.
Income Tax Provision

The 2017 Tax Cuts and Jobs Act (the "Tax Act") reduced the U.S. federal tax rate from 35% to 21%, imposed a one-time transition tax on accumulated foreign earnings and created new taxes on certain foreign-sourced earnings referred to as Global Intangible Low-Taxed Income ("GILTI"). As a result, we recorded a provisional net income tax expense of $80.2 million in fiscal 2017. In fiscal 2018, we completed the accounting for the tax effects of the Tax Act and made immaterial adjustments to the provisional amounts recorded previously. Additionally, in fiscal 2018, we finalized our accounting policy election to recognize deferred taxes in relation to GILTI.

To align with our international business operations, in the fourth quarter of 2019, we completed a non-U.S. intercompany transfer of our intellectual property to a subsidiary in the Netherlands.  The transaction resulted in deferred tax assets in the Netherlands and GILTI deferred tax liabilities in the U.S., recorded at the applicable statutory tax rates, resulting in a one-time income tax benefit of approximately $206.3 million.

Our effective income tax rates for fiscal 2019 and 2018 were -49% and -2%, respectively. The fiscal 2019 rate was lower than the U.S. federal statutory rate of 21%, primarily due to a one-time tax benefit from a non-U.S. intercompany transfer of intellectual property, and benefits from reserve release due to expiration of the U.S. federal statute of limitations for certain tax years. The fiscal 2018 rate was lower than the U.S. federal statutory rate of 21%, primarily due to benefits from reserve release due to expiration of the U.S. federal statute of limitations for certain tax years, a one-time benefit from deferred taxes in relation to GILTI, and benefits from stock based compensation.
Results by Segment
We report our financial performance, including revenue and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation.
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

The following table is a breakdown of revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below:

Fiscal Years	2019	2018	2017
(In millions)
Buildings and Infrastructure
Segment revenue	$1,258.2	$1,087.7	$830.5
Segment revenue as a percent of total revenue	38%	35%	31%
Segment operating income	$319.9	$256.7	$176.2
Segment operating income as a percent of segment revenue	25.4%	23.6%	21.2%
Geospatial
Segment revenue	$649.4	$723.1	$658.5
Segment revenue as a percent of total revenue	20%	23%	25%
Segment operating income	$132.2	$166.4	$129.4
Segment operating income as a percent of segment revenue	20.4%	23.0%	19.7%
Resources and Utilities
Segment revenue	$571.4	$568.1	$482.0
Segment revenue as a percent of total revenue	18%	18%	18%
Segment operating income	$169.1	$168.2	$137.9
Segment operating income as a percent of segment revenue	29.6%	29.6%	28.6%
Transportation
Segment revenue	$792.3	$753.1	$678.3
Segment revenue as a percent of total revenue	24%	24%	26%
Segment operating income	$125.9	$143.3	$114.8
Segment operating income as a percent of segment revenue	15.9%	19.0%	16.9%
A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

Fiscal Years	2019	2018	2017
(In millions)
Consolidated segment operating income	$747.1	$734.6	$558.3
Unallocated corporate expense	(79.3)	(90.7)	(86.8)
Acquired deferred revenue adjustment	(7.0)	(23.6)	(2.8)
Restructuring charges	(27.9)	(8.7)	(10.5)
Amortization of purchased intangible assets	(167.8)	(179.6)	(148.8)
Stock-based compensation	(75.0)	(76.9)	(64.8)
Amortization of acquisition-related inventory step-up	—	(0.2)	(2.8)
Acquisition and divestiture items	(20.5)	(38.9)	(7.4)
Amortization of acquired capitalized commissions	6.3	4.7	1.3
Consolidated operating income	375.9	320.7	235.7
Non-operating income (expense), net	(31.1)	(42.7)	12.5
Consolidated income before taxes	$344.8	$278.0	$248.2
Buildings and Infrastructure
Buildings and Infrastructure revenue increased by $170.5 million, or 16%, and segment operating income increased by $63.2 million, or 25%, for fiscal 2019 as compared to fiscal 2018. Revenue increased due to the impact of the Viewpoint acquisition, as well as strong organic growth. Building construction, including Viewpoint, and civil engineering and construction experienced strong growth in service, primarily software maintenance, and subscription revenue. Segment operating income and operating income percentage increased due to organic revenue growth, higher margin service and subscription product mix and improved operating expense control, and, to a lesser extent, the impact of the Viewpoint acquisition.

Geospatial
Geospatial revenue decreased by $73.7 million, or 10%, and segment operating income decreased by $34.2 million, or 21%, for fiscal year 2019 as compared to fiscal 2018. Revenue decreased mainly due to continuing weakness in OEM hardware sales, primarily China, and softness in geospatial survey sales. The hardware revenue decline was partially offset by stronger software sales, particularly in geospatial survey. Segment operating income and operating income percentage decreased primarily due to the negative impact from the revenue shortfall.
Resources and Utilities
Resources and Utilities revenue increased by $3.3 million, or 1%, and segment operating income increased by $0.9 million, or 1%, for fiscal year 2019 as compared to fiscal 2018. The revenue increased mainly due to growth in positioning services, utilities, and to a lesser extent acquisition revenue, partially offset by weakness in agriculture OEM and reseller hardware sales, due to continued market uncertainties. Segment operating income increased slightly due to revenue growth and improved gross margin due to increased software, service, and subscription product mix. Operating income percentage was flat.
Transportation
Transportation revenue increased by $39.2 million, or 5%, while segment operating income decreased by $17.4 million, or 12%, for fiscal 2019 as compared to fiscal 2018. Revenue increased primarily due to subscription growth as customers convert from software licenses and hardware growth from transportation customers. Segment operating income and operating income percentage decreased primarily due to gross margin compression resulting from hardware product mix, as well as pricing pressures, and increased research and development investments related to meeting demands of the electronic logging device regulatory mandate. We expect revenue and operating income impacts from these factors to continue into fiscal 2020, as we meet the demands of the electronic logging device regulatory mandate.
OFF-BALANCE SHEET ARRANGEMENTS
Other than inventory purchases and other commitments incurred in the normal course of business (see Contractual Obligations table below), we do not have any off-balance sheet financing arrangements or liabilities.
In the normal course of business to facilitate sales of our products, we indemnify other parties, including customers, lessors and parties to other transactions with us, with respect to certain matters. We may agree to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In connection with divesting some of our businesses or assets, we may also indemnify purchasers for certain matters in the normal course of business, such as breaches of representations, covenants or excluded liabilities. In addition, we entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets at the end of fiscal 2019 and 2018.

LIQUIDITY AND CAPITAL RESOURCES

At the End of Fiscal Year	2019	2018	2017
(In millions)
Cash and cash equivalents and short-term investments	$189.2	$172.5	$537.4
As a percentage of total assets	3.0%	3.0%	12.5%
Principal balance of outstanding debt	$1,854.0	$1,981.9	$918.2
Fiscal Years	2019	2018	2017
(In millions)
Cash provided by operating activities	$585.0	$486.7	$429.7
Cash used in investing activities	(275.3)	(1,649.6)	(371.2)
Cash provided by (used in) financing activities	(292.6)	989.4	66.5
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(12.5)	17.4
Net increase (decrease) in cash and cash equivalents	$16.7	$(186.0)	$142.4
Cash and Cash Equivalents
Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital. Our cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions considered to be of reputable credit and to present little credit risk. We believe that our cash and cash equivalents, and borrowings, as described below under the heading "Debt", along with cash provided by operations, will be sufficient to meet our anticipated operating cash needs, debt service, stock repurchases under the stock repurchase program, and planned capital expenditures.
Operating Activities
Cash provided by operating activities was $585.0 million for fiscal 2019, as compared to $486.7 million for fiscal 2018. The increase of $98.3 million was primarily driven by an increase in net income, net of non-cash items, and favorable working capital requirements mainly resulting from an increase in deferred revenue associated with revenue growth, partially offset by a decrease in accrued compensation and benefits.
Investing Activities
Cash used in investing activities was $275.3 million for fiscal 2019, as compared to $1,649.6 million for fiscal 2018. The decrease of $1,374.3 million used in investing activities was primarily due to spending for business acquisitions during fiscal 2018, including the $1,212.1 million purchase of Viewpoint and $485.5 million purchase of e-Builder, partially offset by proceeds from the sale of short-term investments, also in fiscal 2018.
Financing Activities
Cash used in financing activities was $292.6 million for fiscal 2019, as compared to cash provided by financing activities of $989.4 million during fiscal 2018. The decrease of cash provided by financing activities of $1,282.0 million was primarily driven by the repayment of debt, net of borrowings, in fiscal 2019 as compared to the increase in debt proceeds, net of repayments, used to fund the Viewpoint and e-Builder acquisitions in fiscal 2018.
Debt
During fiscal 2019, we repaid $127.5 million of debt, net of borrowings. Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we were in compliance with at the end of fiscal 2019. Refer to Note 7 of the Notes to Consolidated Financial Statements for more information regarding our debt.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at the end of fiscal 2019:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In millions)
Principal payments on debt (1)	$1,854.0	$219.0	$225.0	$810.0	$600.0
Interest payments on debt (2)	410.3	74.1	132.3	102.2	101.7
Operating leases (3)	212.7	46.8	63.7	38.4	63.8
Other purchase obligations and commitments (4)	324.7	236.3	86.2	2.2	—
Income taxes payable (5)	72.7	3.7	14.5	31.8	22.7
Total	$2,874.4	$579.9	$521.7	$984.6	$788.2

(1)	Amount represents principal payments over the life of the debt obligations. For further information, see Note 7 to the Consolidated Financial Statements.

(2)
Amount represents the expected interest payments relating to our debt, calculated using rates in effect as of the end of fiscal 2019.  For further information, see Note 7 to the Consolidated Financial Statements.

(3)	Operating leases represent undiscounted lease payments and include short-term leases and leases that were signed, but have not yet commenced as of the end of fiscal year 2019.

(4)
Other purchase obligations and commitments primarily represent open non-cancelable purchase orders for material purchases with our vendors, and also include estimated payments due for acquisition related earn-outs.

(5)
Income taxes payable represents a one-time transition tax liability related to known amounts of cash taxes payable in future years as a result of the Tax Act. For further information, see Note 13 to the Consolidated Financial Statements.

Excluded from the table above are unrecognized tax benefits of $66.4 million included in Other non-current liabilities, including interest and penalties.  At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability, and therefore, such amounts are not included in the contractual obligations table above.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements is disclosed in Note 2 of our accompanying Notes to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
SUPPLEMENTAL DISCLOSURE OF NON-GAAP FINANCIAL MEASURES

To supplement our consolidated financial information, we believe that the following information is helpful to an overall understanding of our past financial performance and prospects for the future. Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The non-GAAP financial measures and detailed explanations to the adjustments to comparable GAAP measures are below.

		Fiscal Years
		2019		2018		2017
(In millions, except per share data)		Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue
REVENUE:
GAAP revenue:		$3,264.3		$3,108.4		$2,646.5
Acquired deferred revenue adjustment	( A )	7.0		23.6		2.8
Non-GAAP revenue:		$3,271.3		$3,132.0		$2,649.3
GROSS MARGIN:
GAAP gross margin:		$1,780.9	54.6%	$1,681.0	54.1%	$1,377.6	52.1%
Acquired deferred revenue adjustment	( A )	7.0		23.6		2.8
Restructuring charges	( B )	1.1		0.5		3.6

Amortization of purchased intangible assets	( C )	94.1		103.2		85.8
Stock-based compensation	( D )	5.6		4.5		3.9
Amortization of acquisition-related inventory step-up	( E )	—		0.2		2.8
Acquisition / divestiture items	( F )	—		2.0		—
Non-GAAP gross margin:		$1,888.7	57.7%	$1,815.0	58.0%	$1,476.5	55.7%
OPERATING EXPENSES:
GAAP operating expenses:		$1,405.0	43.0%	$1,360.3	43.8%	$1,141.9	43.1%
Restructuring charges	( B )	(26.8)		(8.2)		(6.9)
Amortization of purchased intangible assets	( C )	(73.7)		(76.4)		(63.0)
Stock-based compensation	( D )	(69.4)		(72.4)		(60.9)
Acquisition / divestiture items	( F )	(20.5)		(36.9)		(7.4)
Amortization of acquired capitalized commissions	( G)	6.3		4.7		1.3
Non-GAAP operating expenses:		$1,220.9	37.3%	$1,171.1	37.4%	$1,005.0	37.9%
OPERATING INCOME:
GAAP operating income:		$375.9	11.5%	$320.7	10.3%	$235.7	8.9%
Acquired deferred revenue adjustment	( A )	7.0		23.6		2.8
Restructuring charges	( B )	27.9		8.7		10.5
Amortization of purchased intangible assets	( C )	167.8		179.6		148.8
Stock-based compensation	( D )	75.0		76.9		64.8
Amortization of acquisition-related inventory step-up	( E )	—		0.2		2.8
Acquisition / divestiture items	( F )	20.5		38.9		7.4
Amortization of acquired capitalized commissions	( G)	(6.3)		(4.7)		(1.3)
Non-GAAP operating income:		$667.8	20.4%	$643.9	20.6%	$471.5	17.8%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating expense, net:		$(31.1)		$(42.7)		$12.5
Acquisition / divestiture items	( F )	(12.1)		(0.3)		(0.3)
Debt issuance costs	( H )	—		6.7		—
Non-GAAP non-operating expense, net:		$(43.2)		$(36.3)		$12.2

			GAAP and Non-GAAP Tax Rate % (N)		GAAP and Non-GAAP Tax Rate % (N)		GAAP and Non-GAAP Tax Rate % (N)
INCOME TAX PROVISION (BENEFIT):
GAAP income tax provision (benefit):		$(169.7)	(49)%	$(5.3)	(2)%	$129.7	52%
Non-GAAP items tax effected	( I )	41.1		47.8		46.9
Difference in GAAP and Non-GAAP tax rate	( J )	30.1		27.3		14.8
Tax reform impacts	( K )	—		21.3		(80.2)
Reserve release upon statute of limitations expiration	( L )	$14.0		24.3		—
IP restructuring impacts	( M )	$206.3		—		—
Non-GAAP income tax provision:		$121.8	20%	$115.4	19%	$111.2	23%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$514.3		$282.8		$118.4
Acquired deferred revenue adjustment	( A )	7.0		23.6		2.8
Restructuring charges	( B )	27.9		8.7		10.5
Amortization of purchased intangible assets	( C )	167.8		179.6		148.8
Stock-based compensation	( D )	75.0		76.9		64.8

Amortization of acquisition-related inventory step-up	( E )	—	0.2	2.8
Acquisition / divestiture items	( F )	8.4	38.6	7.1
Amortization of acquired capitalized commissions	( G )	(6.3)	(4.7)	(1.3)
Debt issuance costs	( H )	—	6.7	—
Non-GAAP tax adjustments	( I ) - ( M )	(291.5)	(120.7)	18.5
Non-GAAP net income attributable to Trimble Inc.		$502.6	$491.7	$372.4
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.		$2.03	$1.12	$0.46
Acquired deferred revenue adjustment	( A )	0.03	0.09	0.01
Restructuring charges	( B )	0.11	0.04	0.04
Amortization of purchased intangible assets	( C )	0.66	0.71	0.58
Stock-based compensation	( D )	0.30	0.30	0.25
Amortization of acquisition-related inventory step-up	( E )	—	—	0.01
Acquisition / divestiture items	( F )	0.03	0.15	0.03
Amortization of acquired capitalized commissions	( G )	(0.02)	(0.02)	—
Debt issuance costs	( H )	—	0.03	—
Non-GAAP tax adjustments	( I ) - ( M )	(1.15)	(0.48)	0.07
Non-GAAP diluted net income per share attributable to Trimble Inc.		$1.99	$1.94	$1.45
ADJUSTED EBITDA:
OPERATING INCOME:
GAAP operating income:		$375.9	$320.7	$235.7
Acquired deferred revenue adjustment	( A )	7.0	23.6	2.8
Restructuring charges	( B )	27.9	8.7	10.5
Amortization of purchased intangible assets	( C )	167.8	179.6	148.8
Stock-based compensation	( D )	75.0	76.9	64.8
Amortization of acquisition-related inventory step-up	( E )	—	0.2	2.8
Acquisition / divestiture items	( F )	20.5	38.9	7.4
Amortization of acquired capitalized commissions	( G)	(6.3)	(4.7)	(1.3)
Non-GAAP operating income:		$667.8	$643.9	$471.5
Depreciation expense		39.4	35.6	34.6
Income from equity method investments, net		35.8	28.7	29.5
Adjusted EBITDA		$743.0	$708.2	$535.6
Non-GAAP Revenue and Operating Income Results

Non-GAAP revenue increased by $139.3 million or 4% as compared to fiscal 2018, due to the impact of Viewpoint, which was acquired in the third quarter of fiscal 2018, and to a lesser extent organic growth in Buildings and Infrastructure and Transportation and Resources and Utilities, partially offset by Geospatial due to market softness.

Non-GAAP operating income increased by $23.9 million or 4% as compared to fiscal 2018, due to strong operating results in Buildings and Infrastructure, partially offset by Geospatial and Transportation. Resources and Utilities operating income was relatively flat.

Non-GAAP explanations
Non-GAAP revenue
We believe this measure helps investors understand the performance of our business, as non-GAAP revenue excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting. Management believes that excluding fair value purchase accounting adjustments more closely correlates with the ordinary and ongoing course of the acquired company’s operations and facilitates analysis of revenue growth and business trends.
Non-GAAP gross margin
We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions, and manufacturing costs influence our business. Non-GAAP gross margin excludes the effects of acquired deferred revenue that was written down to fair value in purchase accounting, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, and acquisition/divestiture items associated with the acceleration of acquisition stock options from GAAP gross margin. We believe that these adjustments offer investors additional information that may be useful to view trends in our gross margin performance.
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
Non-GAAP non-operating income (expense), net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating expense, net, excludes acquisition/divestiture gains/losses associated with unusual acquisition related items such as intangible asset impairment charges, gains or losses related to the acquisitions or sale of certain businesses and investments, and debt issuance costs. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
Non-GAAP income tax provision
We believe that providing investors with the non-GAAP income tax provision is beneficial because it provides for consistent treatment of the excluded items in our non-GAAP presentation.
Non-GAAP net income
This measure provides a supplemental view of net income trends, that are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture items, debt issuance costs, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these adjustments and from an alternative view of our net income performance as compared to our past net income performance.
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

(B)
Restructuring charges. Included in our GAAP presentation of cost of sales and operating expenses, restructuring charges recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings. We exclude restructuring charges from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance. We have incurred restructuring expense in each of the periods presented. However, the amount incurred can vary significantly based on whether a restructuring has occurred in the period and the timing of headcount reductions.

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

(D)
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For fiscal years 2019, 2018 and 2017, stock-based compensation was allocated as follows:

	Fiscal Years
(In millions)	2019	2018	2017
Cost of sales	$5.6	$4.5	$3.9
Research and development	16.7	15.0	10.4
Sales and Marketing	13.0	10.0	9.3
General and administrative	39.7	47.4	41.2
Total stock-based compensation expense	$75.0	$76.9	$64.8

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

(F)
Acquisition/divestiture items. Included in our GAAP presentation of cost of sales and operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, integration, and other closing costs including the acceleration of acquisition stock options and adjustments to the fair value of earn-out liabilities. Included in our GAAP presentation of non-operating expense, net, acquisition/divestiture items include unusual acquisition, investment, and/or divestiture gains/losses. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

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

(H)
Debt issuance costs. Included in our non-operating expense, net this amount represents incurred costs in connection with a bridge facility we put in place for the Viewpoint acquisition, costs associated with the issuance of new credit facilities and our senior notes issued in 2018 that were not capitalized as debt issuance costs, and a write-off of debt issuance costs for terminated and/or modified credit facilities. We excluded the debt issuance cost write-off from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-operating income to facilitate an evaluation of our non-operating income trends.

(I)
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) - (H) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

(J)
Difference in GAAP and Non-GAAP tax rate. This amount represents the difference between the GAAP and Non-GAAP tax rates applied to the Non-GAAP operating income plus the Non-GAAP non-operating expense, net. We believe that investors benefit from excluding this amount from our non-GAAP income tax provision because it facilitates a comparison of the non-GAAP tax provision in the current and prior periods.

(K)
Tax reform impacts. This amount represents the provision for income taxes recorded as a result of the Tax Act enacted in December 22, 2017. The provision primarily includes a one-time tax benefit from the policy election to establish deferred taxes in relation to GILTI as created by the Tax Act. We excluded this item as it is a non-recurring expense. We believe that investors benefit from excluding this item from our non-GAAP income tax provision because it allows for period-over-period comparability.

(L)
Reserve release upon statute of limitations expiration. This amount represents a one time tax benefit resulting from a reserve release due to the expiration of statute of limitations for certain years. We excluded this because it is non-recurring and is not indicative of our core operating performance.

(M)
IP restructuring impacts. These amounts represent net deferred tax impacts resulting from a non-U.S. intercompany transfer of intellectual property, consistent with changes in tax laws and our international business operations. We excluded this because it is not indicative of our core operating performance.

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
Market Interest Rate Risk
Our cash equivalents consisted primarily of interest and non-interest bearing bank deposits as well as bank time deposits. The main objective of these instruments is safety of principal and liquidity while maximizing return, without significantly increasing risk.
Due to the nature of our cash equivalents that they are readily convertible to cash, we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.
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
At the end of fiscal 2019, we had outstanding a term loan facility of $225.0 million and a revolver credit facility of $110.0 million under the 2018 Credit Facility and three revolving credit facilities of $218.7 million under the Uncommitted Facilities. A hypothetical 10% increase in our borrowing rates at the end of fiscal 2019 could result in approximately $5.6 million annual increase in interest expense on these existing principal balances.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In fiscal 2019, revenue and operating income were unfavorably impacted by foreign currency exchange rates by $43.8 million and $2.1 million, respectively.

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and inter-company receivables and payables, primarily denominated in Euros, British pound, New Zealand dollars, Australian dollars, Brazilian Real, and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding at the end of fiscal 2019 and 2018 are summarized as follows:

	At the End of Fiscal 2019		At the End of Fiscal 2018
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(84.3)	$0.3	$(65.8)	$—
Sold	$159.2	$(1.0)	$144.2	$0.4

TRIMBLE INC.

Item 8.	Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS

At the End of Fiscal Year	2019	2018

(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$189.2	$172.5
Accounts receivable, net	608.2	512.6
Inventories	312.1	298.0
Other current assets	102.3	106.0
Total current assets	1,211.8	1,089.1
Property and equipment, net	241.4	212.9
Operating lease right-of-use assets	140.3	—
Goodwill	3,680.6	3,540.0
Other purchased intangible assets, net	678.7	744.3
Deferred income tax assets	475.5	12.2
Other non-current assets	212.4	177.9
Total assets	$6,640.7	$5,776.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$219.0	$256.2
Accounts payable	159.3	147.6
Accrued compensation and benefits	123.5	169.2
Deferred revenue	490.4	348.4
Other current liabilities	198.1	133.8
Total current liabilities	1,190.3	1,055.2
Long-term debt	1,624.2	1,712.3
Deferred revenue, non-current	51.5	38.8
Deferred income tax liabilities	318.2	73.8
Income taxes payable	69.1	71.3
Operating lease liabilities	114.1	—
Other non-current liabilities	152.9	150.2
Total liabilities	3,520.3	3,101.6
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 249.9 and 250.9 shares issued and outstanding at the end of fiscal 2019 and 2018, respectively	0.2	0.3
Additional paid-in-capital	1,692.8	1,591.9
Retained earnings	1,602.8	1,268.3
Accumulated other comprehensive loss	(176.8)	(186.1)
Total Trimble Inc. stockholders’ equity	3,119.0	2,674.4
Noncontrolling interests	1.4	0.4
Total stockholders' equity	3,120.4	2,674.8
Total liabilities and stockholders’ equity	$6,640.7	$5,776.4

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years	2019	2018	2017
(In millions, except per share data)
Revenue:
Product	$1,934.8	$1,999.9	$1,763.8
Service	686.2	588.7	475.4
Subscription	643.3	519.8	407.3
Total revenue	3,264.3	3,108.4	2,646.5
Cost of sales:
Product	939.4	938.9	875.6
Service	253.9	247.3	194.4
Subscription	196.0	138.0	113.1
Amortization of purchased intangible assets	94.1	103.2	85.8
Total cost of sales	1,483.4	1,427.4	1,268.9
Gross margin	1,780.9	1,681.0	1,377.6
Operating expense:
Research and development	469.7	446.1	370.2
Sales and marketing	504.2	479.8	400.1
General and administrative	330.6	349.8	301.7
Restructuring charges	26.8	8.2	6.9
Amortization of purchased intangible assets	73.7	76.4	63.0
Total operating expense	1,405.0	1,360.3	1,141.9
Operating income	375.9	320.7	235.7
Non-operating income (expense), net:
Interest expense, net	(82.4)	(73.2)	(25.2)
Income from equity method investments, net	35.8	28.7	29.5
Other income, net	15.5	1.8	8.2
Total non-operating income (expense), net	(31.1)	(42.7)	12.5
Income before taxes	344.8	278.0	248.2
Income tax provision (benefit)	(169.7)	(5.3)	129.7
Net income	514.5	283.3	118.5
Net gain attributable to noncontrolling interests	0.2	0.5	0.1
Net income attributable to Trimble Inc.	$514.3	$282.8	$118.4
Basic earnings per share	$2.05	$1.13	$0.47
Shares used in calculating basic earnings per share	250.8	250.0	252.1
Diluted earnings per share	$2.03	$1.12	$0.46
Shares used in calculating diluted earnings per share	252.9	253.4	256.7

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years	2019	2018	2017
(In millions)
Net income	$514.5	$283.3	$118.5
Foreign currency translation adjustments, net of tax $0.1 in 2019 and 2018, respectively and $3.7 in 2017	10.3	(55.6)	90.9
Net unrealized gain (loss), net of tax	(1.0)	0.9	(0.5)
Comprehensive income	523.8	228.6	208.9
Comprehensive income attributable to noncontrolling interests	0.2	0.5	0.1
Comprehensive income attributable to Trimble Inc.	$523.6	$228.1	$208.8
See accompanying Notes to the Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2016	251.3	$0.3	$1,348.3	$1,228.5	$(221.8)	$2,355.3	$(0.1)	$2,355.2
Net income	—	—	—	118.4	—	118.4	0.1	118.5
Other comprehensive income	—	—	—	—	90.4	90.4	—	90.4
Comprehensive income						208.8		208.9
Issuance of common stock under employee plans, net of tax withholdings	5.0	—	90.0	(16.7)	—	73.3	—	73.3
Stock repurchases	(7.4)	(0.1)	(42.2)	(246.0)	—	(288.3)	—	(288.3)
Stock-based compensation	—	—	65.0	—	—	65.0	—	65.0
Tax benefit from stock option exercises	—	—	—	0.4	—	0.4	—	0.4
Balance at the end of fiscal 2017	248.9	$0.2	$1,461.1	$1,084.6	$(131.4)	$2,414.5	$—	$2,414.5
Net income	—	—	—	282.8	—	282.8	0.5	283.3
Other comprehensive loss	—	—	—	—	(54.7)	(54.7)	—	(54.7)
Comprehensive income						228.1		228.6
Issuance of common stock under employee plans, net of tax withholdings	4.4	0.1	67.5	(27.4)	—	40.2	—	40.2
Stock repurchases	(2.4)	—	(14.7)	(75.3)	—	(90.0)	—	(90.0)
Stock-based compensation	—	—	78.0	—	—	78.0	—	78.0
Noncontrolling interest investments	—	—	—	—	—	—	(0.1)	(0.1)
Tax benefit on new accounting guidance adoption				3.6		3.6		3.6
Balance at the end of fiscal 2018	250.9	$0.3	$1,591.9	$1,268.3	$(186.1)	$2,674.4	$0.4	$2,674.8
Net income				514.3		514.3	0.2	514.5
Other comprehensive income	—	—	—	—	9.3	9.3	—	9.3
Comprehensive income						523.6		523.8
Issuance of common stock under employee plans, net of tax withholdings	3.7	—	59.8	(30.7)	—	29.1	—	29.1
Stock repurchases	(4.7)	(0.1)	(30.6)	(149.1)	—	(179.8)	—	(179.8)
Stock-based compensation	—	—	72.5	—	—	72.5	—	72.5
Noncontrolling interest investments	—	—	(0.8)	—	—	(0.8)	0.8	—
Balance at the end of fiscal 2019	249.9	$0.2	$1,692.8	$1,602.8	$(176.8)	$3,119.0	$1.4	$3,120.4

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years	2019	2018	2017
(In millions)
Cash flows from operating activities
Net income	$514.5	$283.3	$118.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	39.4	35.6	34.6
Amortization expense	167.8	179.6	148.8
Deferred income taxes	(220.2)	(47.6)	(16.1)
Stock-based compensation	75.0	76.9	64.8
Income (loss) from equity method investments, net of dividends	(7.8)	1.9	(11.4)
Other, net	5.5	21.3	5.5
(Increase) decrease in assets:
Accounts receivable, net	(96.0)	(51.0)	(42.7)
Inventories	(21.3)	(45.0)	(37.3)
Other current and non-current assets	11.0	(17.6)	(15.6)
Increase (decrease) in liabilities:
Accounts payable	14.5	(2.0)	25.7
Accrued compensation and benefits	(46.4)	18.6	34.0
Deferred revenue	148.2	76.3	19.3
Other current and non-current liabilities	0.8	(43.6)	101.6
Net cash provided by operating activities	585.0	486.7	429.7
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(220.8)	(1,763.5)	(280.2)
Acquisitions of property and equipment	(69.0)	(67.6)	(43.7)
Purchases of short-term investments	—	(24.0)	(288.0)
Proceeds from maturities of short-term investments	—	6.2	122.1
Proceeds from sales of short-term investments	—	196.8	97.7
Other, net	14.5	2.5	20.9
Net cash used in investing activities	(275.3)	(1,649.6)	(371.2)
Cash flows from financing activities:
Issuance of common stock, net of tax withholdings	29.1	40.2	73.8
Repurchase of common stock	(179.8)	(93.0)	(285.3)
Proceeds from debt and revolving credit lines	1,195.4	2,976.4	786.0
Payments on debt and revolving credit lines	(1,322.9)	(1,925.1)	(495.4)
Other, net	(14.4)	(9.1)	(12.6)
Net cash provided by (used in) financing activities	(292.6)	989.4	66.5
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(12.5)	17.4
Net increase (decrease) in cash and cash equivalents	16.7	(186.0)	142.4
Cash and cash equivalents - beginning of fiscal year	172.5	358.5	216.1
Cash and cash equivalents - end of fiscal year	$189.2	$172.5	$358.5

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

Trimble is a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Our comprehensive work process solutions are used across a range of industries including agriculture, architecture, civil engineering, survey and land administration, construction, geospatial, government, natural resources, transportation, and utilities. Representative Trimble customers include engineering and construction firms, contractors, owners, surveying companies, farmers and agricultural companies, trucking companies, energy, utility companies, and state, federal, and municipal governments.
Trimble focuses in transforming the way the world works by delivering products and services that connect the physical and digital worlds. Core technologies used in positioning, modeling, connectivity, and data analytics enable customers to improve productivity, quality, safety, and sustainability. Products are sold based on return on investment and provide benefits such as lower operational costs, higher productivity, improved quality, enhanced safety and regulatory compliance, and reduced environmental impact. Representative products include equipment that automates and enables increased precision within large industrial equipment such as tractors and bulldozers; integrated systems that track fleets of vehicles and workers and provide real-time information and analytics to the back-office; data collection systems that enable the management of large amounts of geo-referenced information; software solutions that connect all aspects of a construction site or a farm; and building information modeling ("BIM") software that is used throughout the design, build, and operation of buildings.
NOTE 2: ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for revenue recognition including determining the nature and timing of satisfaction of performance obligations and determining standalone selling price of performance obligations, allowances for doubtful accounts, sales returns reserve, allowances for inventory valuation, warranty costs, goodwill impairment, intangibles impairment, purchased intangibles, useful lives for tangible and intangible assets, stock-based compensation, and income taxes among others. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Actual results and outcomes may differ from management's estimates and assumptions.
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Fiscal 2019 is a 53-week year and ended on January 3, 2020, and 2018 and 2017 were 52-week years, ended on December 28, 2018 and December 29, 2017, respectively. Unless otherwise stated, all dates refer to the Company’s fiscal year.
These Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling stockholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The Company has presented revenue and cost of sales separately for products, service, and subscriptions. Product revenue includes hardware, software licenses, parts and accessories; service revenue includes maintenance and support for hardware and software products, training, and professional services; subscription revenue includes software as a service ("SaaS"), data, and hosting services.
Reportable Segments
The Company reports its financial performance, including revenue and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation.
The Company's Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of the Company’s reportable operating segments under its management reporting system. These results are not necessarily in conformance with U.S. GAAP.

Revenue Recognition
Significant Judgments
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services.  Revenue is recognized net of allowance for returns and any taxes collected from customers. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations; however, determining whether products or services are considered distinct performance obligations that should be accounted for separately versus together may sometimes require significant judgment.
Judgment is required to determine stand-alone selling price ("SSP") for each distinct performance obligation.  The Company uses a range of amounts to estimate SSP when products and services are sold separately and determines whether there is a discount to be allocated based on the relative SSP of the various products and services.  In instances where SSP is not directly observable, the Company determines SSP using information that may include market conditions and other observable inputs.
Nature of Goods and Services
The Company generates revenue primarily from products, services, and subscriptions; each of which is a distinct performance obligation. Product revenue includes hardware and software. Services, including software maintenance, extended warranty, and subscriptions, are performance obligations generally recognized over time.  Descriptions are as follows:
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
Services
Professional services include installation, training, configuration, project management, system integrations, customization, data migration/conversion, and other implementation services. The majority of professional services are not complex, can be provided by other vendors, and are readily available and billed on a time-and-material basis.  Revenue for distinct professional services is recognized over time, based on work performed.
In some contracts, products and professional services may be combined into a single performance obligation.  This generally arises when products or subscriptions are sold with significant customization, modification, or integration services.  Revenue for the combined performance is recognized over time as the work progresses because of the continuous transfer of control to the customer.
Software maintenance entitles the customer to receive software product upgrades and enhancements on a when and if available basis and technical support. Software maintenance is recognized on a straight-line basis commencing upon product delivery over the post contract support term, which ranges from one to three years, with one year term being most common.
Extended warranty entitles the customer to receive replacement parts and repair services.  Extended warranty is separately priced and is recognized on a straight-line basis over the extended service period, which begins after the standard warranty period, ranging from one to two years depending on the product line.

Subscription
The Company’s software as a service ("SaaS") performance obligations may be sold with devices used to collect, generate, and transmit data.  SaaS is distinct from the related devices. In addition, the Company may host the software that the customer has separately licensed. Hosting services are distinct from the underlying software.
Subscription terms generally range from month-to-month to five years.  Subscription revenue is recognized monthly over the service duration, commencing from activation.
Deferred Costs to Obtain Customer Contracts
The Company's incremental cost of obtaining contracts, which consists of sales commissions related to customer contracts that include maintenance or subscription revenue, are deferred if the contractual term is greater than a year or if renewals are expected, and the renewal commission is not commensurate with the initial commission. These commission costs are deferred and amortized over a benefit period, either the contract term or the shorter of customer or product life, which is generally between three to seven years. The Company has elected the practical expedient to exclude contracts with an amortization period of a year or less from this deferral requirement.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue for which goods or services have not been delivered. The contracted revenue, which will be recognized in future periods, includes both invoiced amounts in deferred revenue as well as amounts that are not yet invoiced.
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
Derivative Financial Instruments
The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, New Zealand dollars, Australian dollars, Brazil real, and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every period and generally range from one to two months in original maturity. The Company occasionally enters into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. The Company does not enter into foreign currency forward contracts for trading purposes. As of the fiscal years ended 2019 and 2018, there were no derivative financial instruments outstanding that were accounted for as hedges.
Concentrations of Risk
Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.
The Company is also exposed to credit risk in the Company’s trade receivables, which are derived from sales to end-user customers in diversified industries as well as various resellers. The Company performs ongoing credit evaluations of its customers’ financial conditions and limits the amount of credit extended, when deemed necessary, but generally does not require collateral.
In addition, the Company relies on a limited number of suppliers for a number of its critical components.
Accounts Receivable, Net
Accounts receivable, net, includes billed and unbilled amounts due from customers. Unbilled receivables include revenue recognized that exceeds the amount billed to the customer, provided the billing is not contingent upon future performance, and the Company has the unconditional right to future payment with only the passage of time required. Both billed and unbilled amounts due are stated at their net estimated realizable value. The unbilled receivables were $129.5 million and $22.3 million at the end of fiscal 2019 and 2018, respectively.

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. Each reporting period, the Company evaluates the collectibility of its trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $5.9 million and $4.6 million at the end of the fiscal 2019 and 2018, respectively.
Inventories
Inventories are stated at the lower of cost or net realizable value. Adjustments are also made to reduce the cost of inventory for estimated excess or obsolete balances. Factors influencing these adjustments include declines in demand that impact inventory purchasing forecasts, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If the Company's estimates used to reserve for excess and obsolete inventory differ from what it expected, the Company may be required to recognize additional reserves, which would negatively impact its gross margin.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms when applicable. Useful lives generally range from four to six years for machinery and equipment, five to ten years for furniture and fixtures, two to five years for computer equipment and software, thirty-nine years for buildings, and the life of the lease for leasehold improvements. The Company capitalizes eligible costs to acquire or develop certain internal use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range generally from two to five years. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $39.4 million in fiscal 2019, $35.6 million in fiscal 2018 and $34.6 million in fiscal 2017.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases with lease terms greater than one year are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our Consolidated Balance Sheets.
ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Present value is determined by using the Company's incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset includes adjustments made for uneven rents and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Lease agreements that include both lease and non-lease components are accounted for as part of the overall lease arrangement.

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
When determining the fair values of assets acquired, liabilities assumed, and non-controlling interests in the acquiree, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include expected future cash flows based on consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
Goodwill and Purchased Intangible Assets
Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets acquired individually, with a group of other assets, or in a business combination are recorded at fair value. Identifiable intangible assets are comprised of technology, patents, licenses, customer contracts, acquired backlog, trademarks, and in-process research and development.  Identifiable intangible assets are amortized over the period of estimated benefit using the straight-line method and have estimated useful lives ranging from three years to ten years with a weighted average useful life of 6.6 years. Goodwill is not subject to amortization, but is subject to, at a minimum, an annual assessment for impairment.
Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
The Company evaluates goodwill on an annual basis or more frequently if indicators of potential impairment exist. The annual goodwill impairment test is performed at the reporting unit level in the fourth fiscal quarter of each year. We utilize either a qualitative assessment or a quantitative test to assess the likelihood of an impairment. In performing the qualitative assessment, we consider macroeconomic conditions, industry and market considerations, overall financial performance, and other relevant events and factors that may impact the reporting units. When the Company performs a quantitative test, the estimation of the fair value of a reporting unit involves the use of certain estimates and assumptions including expected future operating performance using risk-adjusted discount rates.
Identifiable intangible assets are amortized over their estimated useful lives on a straight-line basis. Changes in circumstances such as technological advances, changes to business models, or changes in the capital strategy could result in a revised useful life. If the useful life of an asset is revised, the net book value of the estimated residual value is amortized over its revised remaining useful life. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable based on their future cash flows. The estimated future cash flows are primarily based upon assumptions about expected future operating performance.
Warranty
The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on the Company’s behalf. The Company’s expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. When products sold include warranty provisions, they are covered by a warranty for periods ranging from one year to two years.
Accrued warranty expenses of $16.3 million and $15.3 million is included in Other current liabilities in the Consolidated Balance Sheets at the end of fiscal 2019 and 2018.
Guarantees, Including Indirect Guarantees of Indebtedness of Others
In the normal course of business to facilitate sales of our products, the Company indemnifies other parties, including customers, lessors, and parties to other transactions with us with respect to certain matters. The Company may agree to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In connection with divesting some of the Company's businesses or assets, the Company may also indemnify purchasers for certain matters in the normal course of business, such as breaches of representations, covenants, or excluded liabilities. In addition, the Company entered into indemnification agreements with our officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements were not material, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets at the end of fiscal 2019 and 2018.
Advertising and Promotional Costs
The Company expenses all advertising and promotional costs as incurred. Advertising and promotional expense was approximately $42.7 million, $42.7 million, and $37.2 million, in fiscal 2019, 2018, and 2017, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. Costs of software developed for external sale subsequent to reaching technical feasibility were not significant and were expensed as incurred. The Company received third-party funding of approximately $16.5 million, $19.5 million, and $18.1 million in fiscal 2019, 2018, and 2017, respectively. The Company offsets research and development expense with any unconditional third-party funding earned and retains the rights to any technology developed under such arrangements.
Stock-Based Compensation
Stock-based compensation expense recognized in the Consolidated Statements of Income is based on the grant date fair value of the stock-based awards, net of estimated forfeitures. The Company attributes the fair value of stock options and restricted stock units ("RSUs") to expense using the straight-line method. The fair value for RSUs with service conditions and performance-based conditions is measured at the grant date using the fair value of Trimble’s common stock. Total expense for performance-based RSUs is based upon the probable expected achievement of the underlying performance goals as adjusted in future periods for changes in expectations and actual achievement. The fair value for market-based RSUs is measured at the grant date using a Monte Carlo model. The grant date fair value for stock options and rights to purchase shares under the Company's Employee Stock Purchase Plan ("ESPP") is estimated using the Black-Scholes option pricing model. The Company estimates forfeitures at the date of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical and current information to estimate forfeitures.

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
The Company is subject to income taxes in the U.S. and numerous other countries and is subject to routine corporate income tax audits in many of these jurisdictions. The Company generally believes that positions taken on its tax returns are more likely than not to be sustained upon audit, but tax authorities in some circumstance have, and may in the future, successfully challenge these positions. Accordingly, the Company’s income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the Company’s income tax provision and, therefore, could have a material impact on its income tax provision, net income, and cash flows. The Company’s accrual for uncertain tax positions includes uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions, and related interest.
Computation of Earnings Per Share
The number of shares used in the calculation of basic earnings per share represents the weighted average common shares outstanding during the period and excludes any potentially dilutive securities. The dilutive effects of outstanding stock options, restricted stock units, and shares to be purchased under the Company’s employee stock purchase plan are included in diluted earnings per share unless they are anti-dilutive.
Recent Accounting Pronouncements
Fiscal 2019 Adoption
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
Operating leases with lease terms greater than one year are included in ROU assets, Other current liabilities, and Operating lease liabilities on the Company's Consolidated Balance Sheets. Those ROU assets and liabilities are recognized at the present value of lease payments over the lease terms by utilizing the Company’s incremental borrowing rate.
The standard had a material impact on the Company’s Consolidated Balance Sheets but did not have an impact on its Consolidated Income Statements or Statement of Cash Flows. The most significant impact was the recognition of $123.5 million ROU assets and $126.1 million lease liabilities for its operating leases at the adoption date.

Fiscal 2020 Adoption
Financial Instruments - Credit Losses
In June 2016, the FASB issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented based on the net amount expected to be collected, not based on incurred losses. Furthermore, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The new standard is applied on a modified-retrospective basis and is effective for the Company beginning in fiscal 2020. The Company currently anticipates that the adoption will not have a material impact on its Consolidated Financial Statements.
Intangibles - Goodwill and Other
In January 2017, the FASB issued new guidance that simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the current two-step impairment test. The impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is applied on a prospective basis and is effective for the Company beginning in fiscal 2020. The Company currently anticipates that the adoption will not have a material impact on its Consolidated Financial Statements.
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
Future Adoption

Income Taxes - Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued amendments to the accounting for Income Taxes to reduce complexity by removing certain exceptions and implementing targeted simplifications. The new standard is effective for the Company beginning in fiscal 2021. Early adoption is permitted. The Company is currently evaluating the effect of the amendments on its Consolidated Financial Statements.

NOTE 3: EARNINGS PER SHARE
Basic earnings per share is computed by dividing Net income attributable to Trimble Inc.by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing Net income attributable to Trimble Inc. by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, restricted stock units, contingently issuable shares, and shares to be purchased under the Company’s employee stock purchase plan.
The following table shows the computation of basic and diluted earnings per share:

Fiscal Years	2019	2018	2017
(In millions, except per share data)
Numerator:
Net income attributable to Trimble Inc.	$514.3	$282.8	$118.4
Denominator:
Weighted average number of common shares used in basic earnings per share	250.8	250.0	252.1
Effect of dilutive securities	2.1	3.4	4.6
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	252.9	253.4	256.7
Basic earnings per share	$2.05	$1.13	$0.47
Diluted earnings per share	$2.03	$1.12	$0.46

For fiscal 2019, 2018, and 2017, the Company excluded an insignificant number of shares from the calculation of diluted earnings per share because their effect would have been antidilutive.
NOTE 4: BUSINESS COMBINATIONS
During fiscal 2019, 2018, and 2017, the Company acquired multiple businesses, all with cash consideration. The Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition.
During fiscal 2019, the Company acquired four businesses, with total purchase consideration of $247.0 million. The acquisitions were not significant individually or in the aggregate. The largest acquisition was Azteca Systems LLC (dba "Cityworks"), a privately-held company that provides enterprise asset management (EAM) software for utilities and local government, based in Sandy, Utah. In the aggregate, the businesses acquired during fiscal 2019 collectively contributed less than 1% percent to the Company's total revenue during fiscal 2019.
During fiscal 2018, the Company acquired six businesses, with total purchase consideration of $1.8 billion, including the acquisitions of Waterfall Holdings, Inc., the holding company of Viewpoint, Inc. (“Viewpoint”), and e-Builder, Inc. ("e-Builder") having cash transactions valued at $1,212.1 million and $485.5 million, respectively. In the aggregate, the businesses acquired during fiscal 2018 contributed approximately 5% percent to the Company's total revenue during fiscal 2018.
During fiscal 2017, the Company acquired ten businesses, with total purchase consideration of $331.2 million. The largest acquisition was Müller-Elektronik, a privately held German company specializing in implement control and precision farming solutions. In the aggregate, the businesses acquired during fiscal 2017 contributed less than 2% percent to the Company's total revenue during fiscal 2017.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of each acquisition. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. For the acquisitions in fiscal 2019, the preliminary fair values of net tangible assets and intangible assets acquired were based on preliminary valuations and estimates, and assumptions are subject to change within the measurement period (up to one year from the acquisition date).
Acquisition costs of $20.5 million, $38.9 million, and $7.4 million in fiscal 2019, 2018, and 2017, respectively, were expensed as incurred and are included in General and administrative expenses in the Consolidated Statements of Income.

The following table summarizes the Company’s business combinations completed during fiscal 2019, 2018, and 2017:

Fiscal Years	2019	2018	2017
(In millions)
Fair value of total purchase consideration	$247.0	$1,782.9	$331.2
Less fair value of net assets acquired:
Net tangible assets acquired	6.7	5.0	29.7
Identified intangible assets	104.6	568.3	166.7
Deferred taxes	(3.4)	(89.2)	(5.8)
Goodwill	$139.1	$1,298.8	$140.6

Intangible Assets
The following table presents details of the Company’s total intangible assets:

		At the End of Fiscal 2019			At the End of Fiscal 2018
(In millions)	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	6	$1,266.7	$(923.4)	$343.3	$1,220.3	$(825.3)	$395.0
Trade names and trademarks	5	74.8	(59.8)	15.0	72.9	(53.3)	19.6
Customer relationships	8	769.8	(465.6)	304.2	715.1	(406.5)	308.6
Distribution rights and other intellectual properties	6	79.7	(63.5)	16.2	84.4	(63.3)	21.1
		$2,191.0	$(1,512.3)	$678.7	$2,092.7	$(1,348.4)	$744.3

The estimated future amortization expense of intangible assets at the end of fiscal 2019 is as follows (in millions):

2020	$152.7
2021	131.6
2022	112.4
2023	98.8
2024	73.1
Thereafter	110.1
Total	$678.7

Goodwill
The changes in the carrying amount of goodwill by segment for fiscal 2019 are as follows:

(In millions)	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
At the end of fiscal 2018	$1,970.2	$403.1	$305.7	$861.0	$3,540.0
Additions due to acquisitions	0.3	—	138.8	—	139.1
Purchase price and foreign currency translation adjustments	2.5	(1.6)	0.9	(0.3)	1.5
At the end of fiscal 2019	$1,973.0	$401.5	$445.4	$860.7	$3,680.6

Viewpoint and e-Builder acquisitions
On February 2, 2018, the Company completed the acquisition of e-Builder in an all-cash transaction valued at $485.5 million. e-Builder is a SaaS-based construction program management solution for capital program owners and program management firms that provides an integrated project delivery solution for owners, program managers, and contractors across the design, construct, and operate life cycle.
On July 2, 2018, the Company acquired all of the outstanding shares of Viewpoint, in an all-cash transaction valued at $1,212.1 million.  Viewpoint is a provider of construction management software, which integrates a contractor’s financial and resource management to their project operations in the field. The integration across the office, team, and field workflows enable contractors to employ Viewpoint to effectively manage and gain visibility over data and workflows that span the construction life cycle from pre-production planning, to product operations and supply chain management, through project hand over and asset operation and maintenance.
Viewpoint and e-Builder’s results of operations since their respective acquisition dates have been included in the Company’s Consolidated Statements of Income since their respective acquisitions dates. Both Viewpoint and e-Builder's performance are reported under the Buildings and Infrastructure segment.
The two acquisitions were funded through the use of approximately $211.2 million of the Company’s existing cash, with the remainder funded through the issuance of senior notes and the Company’s 2018 Credit Facility.
The following table summarizes the consideration transferred to acquire Viewpoint and e-Builder, the assets acquired, and liabilities assumed, and the estimated useful lives of the identifiable intangible assets as of the date of the acquisition:

	Viewpoint		e-Builder
(In millions)
Total purchase consideration	$1,212.1		$485.5
Net tangible assets (liabilities) acquired	(0.6)		2.0
Intangible assets acquired:		Estimated Useful Life		Estimated Useful Life
Developed product technology	225.4	6 years	60.5	7 years
In-Process Research & Development	12.9	n/a	—
Order backlog	—		1.7	6 months
Customer relationships	158.6	10 years	42.4	10 years
Trade name	8.9	5 years	4.8	7 years
Favorable Lease	4.3	4 - 9 years	—
Subtotal	410.1		109.4
Deferred tax liability	(61.2)		(18.2)
Less fair value of all assets/liabilities acquired	348.3		93.2
Goodwill	$863.8		$392.3

Goodwill consisted of highly skilled and valuable assembled workforce, a proven ability to generate new products and services to drive future revenue, and a premium paid by the Company for synergies unique to its business. The Company recorded $863.8 million and $392.3 million of goodwill from Viewpoint and e-Builder acquisitions, respectively.

NOTE 5: CERTAIN BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet items:

At the End of Fiscal Year	2019	2018
(In millions)
Inventories:
Raw materials	$95.8	$96.2
Work-in-process	13.2	12.6
Finished goods	203.1	189.2
Total inventories	$312.1	$298.0

Finished goods includes $5.6 million at the end of fiscal year 2019 and $7.3 million at the end of fiscal year 2018 for costs of sales that have been deferred in connection with deferred revenue arrangements.

At the End of Fiscal Year	2019	2018
(In millions)
Property and equipment, net:
Machinery and equipment	$165.3	$134.2
Software and licenses	143.0	135.9
Buildings	115.3	106.5
Leasehold improvements	49.9	40.7
Construction in progress	38.3	16.4
Furniture and fixtures	35.7	31.4
Land	10.1	9.9
	557.6	475.0
Less: accumulated depreciation	(316.2)	(262.1)
Total property and equipment, net	$241.4	$212.9

At the End of Fiscal Year	2019	2018
(In millions)
Other non-current liabilities:
Unrecognized tax benefits	$66.4	$65.8
Deferred compensation	36.2	28.5
Pension	20.2	19.2
Other	30.1	36.7
Total other non-current liabilities	$152.9	$150.2

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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Fiscal 2019
Revenue	$1,254.2	$649.4	$568.4	$792.3	$3,264.3
Acquired deferred revenue adjustment	4.0	—	3.0	—	7.0
Segment revenue	$1,258.2	$649.4	$571.4	$792.3	$3,271.3

Operating income	$322.1	$132.2	$166.2	$125.9	$746.4
Acquired deferred revenue adjustment	4.0	—	3.0	—	7.0
Amortization of acquired capitalized commissions	(6.2)	—	(0.1)	—	(6.3)
Segment operating income	$319.9	$132.2	$169.1	$125.9	$747.1

Depreciation expense	$8.1	$6.3	$4.4	$4.4	$23.2

Fiscal 2018
Revenue	$1,065.5	$723.1	$567.1	$752.7	$3,108.4
Acquired deferred revenue adjustment	22.2	—	1.0	0.4	23.6
Segment revenue	$1,087.7	$723.1	$568.1	$753.1	$3,132.0

Operating income	$239.0	$166.4	$167.4	$142.9	$715.7
Acquired deferred revenue adjustment	22.2	—	1.0	0.4	23.6
Amortization of acquired capitalized commissions	(4.5)	—	(0.2)	—	(4.7)
Segment operating income	$256.7	$166.4	$168.2	$143.3	$734.6

Depreciation expense	$6.4	$6.0	$4.2	$4.5	$21.1

Fiscal 2017
Revenue	$829.4	$658.5	$481.0	$677.6	$2,646.5
Acquired deferred revenue adjustment	1.1	—	1.0	0.7	2.8
Segment revenue	$830.5	$658.5	$482.0	$678.3	$2,649.3

Operating income	$176.0	$129.4	$137.0	$114.4	$556.8
Acquired deferred revenue adjustment	1.1	—	1.0	0.7	2.8
Amortization of acquired capitalized commissions	(0.9)	—	(0.1)	(0.3)	(1.3)
Segment operating income	$176.2	$129.4	$137.9	$114.8	$558.3

Depreciation expense	$6.2	$5.4	$3.2	$5.2	$20.0

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of Fiscal Year End 2019
Accounts receivable, net	$232.0	$115.5	$93.3	$167.4	$608.2
Inventories	67.1	125.0	45.5	74.5	312.1
Goodwill	1,973.0	401.5	445.4	860.7	3,680.6

As of Fiscal Year End 2018
Accounts receivable, net	$177.5	$118.7	$83.8	$132.6	$512.6
Inventories	70.3	133.5	46.2	48.0	298.0
Goodwill	$1,970.2	$403.1	$305.7	$861.0	3,540.0

As of Fiscal Year End 2017
Accounts receivable, net	$120.1	$121.5	$78.5	$107.6	$427.7
Inventories	62.1	110.3	46.0	46.2	264.6
Goodwill	706.8	415.3	314.5	850.5	2,287.1

A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

Fiscal Years	2019	2018	2017
(In millions)
Consolidated segment operating income	$747.1	$734.6	$558.3
Unallocated corporate expense (1)	(79.3)	(90.7)	(86.8)
Acquired deferred revenue adjustment	(7.0)	(23.6)	(2.8)
Restructuring charges	(27.9)	(8.7)	(10.5)
Amortization of purchased intangible assets	(167.8)	(179.6)	(148.8)
Stock-based compensation	(75.0)	(76.9)	(64.8)
Amortization of acquisition-related inventory step-up	—	(0.2)	(2.8)
Acquisition and divestiture items	(20.5)	(38.9)	(7.4)
Amortization of acquired capitalized commissions	6.3	4.7	1.3
Consolidated operating income	375.9	320.7	235.7
Non-operating income (expense), net:	(31.1)	(42.7)	12.5
Consolidated income before taxes	$344.8	$278.0	$248.2
(1) Unallocated corporate expense includes general corporate expense.

On a total Company basis, the disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Fiscal 2019
North America	$722.7	$263.0	$173.3	$636.3	$1,795.3
Europe	338.7	217.5	273.6	90.4	920.2
Asia Pacific	165.3	122.7	47.4	39.7	375.1
Rest of World	31.5	46.2	77.1	25.9	180.7
Total segment revenue	$1,258.2	$649.4	$571.4	$792.3	$3,271.3

Fiscal 2018
North America	$595.0	$290.6	$175.0	$609.4	$1,670.0
Europe	312.1	211.2	260.0	90.2	873.5
Asia Pacific	152.7	171.7	46.4	47.5	418.3
Rest of World	27.9	49.6	86.7	6.0	170.2
Total segment revenue	$1,087.7	$723.1	$568.1	$753.1	$3,132.0

Fiscal 2017
North America	$428.5	$257.5	$163.7	$562.9	$1,412.6
Europe	237.9	187.1	189.5	72.7	687.2
Asia Pacific	127.2	162.5	52.6	37.7	380.0
Rest of World	36.9	51.4	76.2	5.0	169.5
Total segment revenue	$830.5	$658.5	$482.0	$678.3	$2,649.3

No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue in fiscal years 2019, 2018 and 2017. No single customer accounted for 10% or more of Trimble's accounts receivable as of fiscal years ended 2019 and 2018.
Property and equipment, net by geographic area was as follows:

At the End of Fiscal Year	2019	2018
(In millions)
Property and equipment, net:
United States	$192.7	$170.1
Europe	38.6	34.2
Asia Pacific and Rest of World	10.1	8.6
Total property and equipment, net	$241.4	$212.9

NOTE 7: DEBT
Debt consisted of the following:

At the End of Fiscal Year		Effective interest rate
(In millions, except percentages)	Date of Issuance	for fiscal 2019	2019	2018
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
2028 Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
2024 Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Credit Facilities:
2018 Credit Facility, floating rate:
Term Loan, due May 2021	May 2018	3.25%	225.0	425.0
Revolving Credit Facility, due May 2023	May 2018	3.47%	110.0	—
Uncommitted facilities, floating rate		1.54%	218.7	255.9
Promissory notes and other debt			0.3	1.0
Unamortized discount and issuance costs			(10.8)	(13.4)
Total debt			1,843.2	1,968.5
Less: Short-term debt			219.0	256.2
Long-term debt			$1,624.2	$1,712.3

Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants, all of which the Company was in compliance with at the end of fiscal 2019.
Debt Maturities:
At the end of fiscal 2019, the Company's debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2020	$219.0
2021	225.0
2022	—
2023	410.0
2024	400.0
Thereafter	600.0
Total	$1,854.0

Senior Notes:
All series of Senior Notes in the above table bear interest that is payable semi-annually in June and December of each year. For the 2023 and 2028 Senior Notes, the interest rate is subject to adjustment from time to time if Moody’s or S&P (or, if applicable, a substitute rating agency) downgrades (or subsequently upgrades) its rating assigned to the notes.
Senior Notes are unsecured and rank equally in right of payment with all of the Company's other senior unsecured indebtedness. The Company may redeem the notes of each series of Senior Notes at its option in whole or in part at any time. Such indenture also contains covenants limiting the Company’s ability to create certain liens, enter into sale and lease-back transactions, and consolidate or merge with or into, or convey, transfer, or lease all or substantially all of the Company’s properties and assets, each subject to certain exceptions.

2018 Credit Facility:
The Credit Facility in the above table provides for unsecured credit facilities in the aggregate principal amount of $1.75 billion, which is comprised of $1.25 billion revolving credit facility maturing May 2023 and $500.0 million delayed draw term loan facility that matures on the third anniversary of the funding date. The Company may request an additional loan facility up to $500.0 million prior to the maturity of the Credit Facility and subject to approval.
The Company may borrow funds under the 2018 Credit Facility in U.S. Dollars in the case of the Term Loan and U.S. Dollars, Euros, or in certain other agreed currencies in the case of the Revolving Credit Facility. Borrowings will bear interest, at the Company’s option, at either: (a) the alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, or (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period, plus 1.00%, in each case, plus a margin of between 0.00% and 0.875%; (b) an adjusted LIBOR rate (based on one, two, three or six-month interest periods), plus a margin of between 1.00% and 1.875%; or (c) an adjusted EURIBOR rate (based on one, two, three or six-month interest periods), plus a margin of between 1.00% and 1.875%. The applicable margin in each case is determined based on either the Company’s credit rating at such time or the Company’s leverage ratio as of its most recently ended fiscal quarter, whichever results in more favorable pricing to the Company. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate, or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at LIBOR rate or EURIBOR rate.

The 2018 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company’s and its subsidiaries’ ability to create liens and enter into sale and leaseback transactions and that restrict its subsidiaries’ ability to incur indebtedness. Further, the 2018 Credit Facility contains financial covenants that require the Company to maintain a minimum interest coverage of not less than 3.50:1.00 and a current maximum leverage ratio of not greater than 3.75:1.00.
Uncommitted Facilities:
The Company has two $75.0 million and one €100.0 million revolving credit facilities, which are uncommitted (the "Uncommitted Facilities") at the end of fiscal 2019. Generally, these uncommitted facilities may be redeemed upon demand. Uncommitted facilities are classified as short-term debt in the Consolidated Balance Sheet. The weighted average interest rate was 1.54% and 2.16% at the end of fiscal 2019 and 2018, respectively.
Promissory Notes and Other Debt
At the end of fiscal 2019 the Company had promissory notes and other notes payable totaling approximately $0.3 million classified as short-term in the Consolidated Balance Sheet. At the end of fiscal 2018, the Company had promissory notes and other payables totaling $1.0 million, of which $0.3 million was classified as short-term in the Consolidated Balance Sheet.

NOTE 8: LEASES
The Company has operating leases primarily for certain of its major facilities, including corporate offices, research and development facilities, and manufacturing facilities. The remaining lease terms range from 1 to 10 years, and certain leases include options to extend the lease for up to 9 years. The Company considers options to extend the lease in determining the lease term.

Operating lease expense consisted of:

At the End of Fiscal Year	2019
(In millions)
Operating lease expense	$38.3
Short-term lease expense and other	18.4
Total lease expense	$56.7

Supplemental cash flow information related to leases was as follows:

At the End of Fiscal Year	2019
(In millions)
Cash paid for liabilities included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$37.9

Right-of-use assets obtained in exchange for Operating lease liabilities:	$53.2

(1)	Excludes cash payments for short-term leases, which are not capitalized.
Supplemental balance sheet information related to leases was as follows:

At the End of Fiscal Year	2019
(In millions)
Operating lease right-of-use assets	$140.3

Other current liabilities	$28.9
Operating lease liabilities	114.1
Total operating lease liabilities	$143.0

Weighted-average discount rate	4.23%
Weighted-average remaining lease term	6 years

At the end of fiscal year 2019, the Company's maturities of lease liabilities were as follows (in millions):

Year Payable
2020	$34.0
2021	32.2
2022	25.8
2023	20.3
2024	15.0
Thereafter	33.5
Total lease payments	$160.8
Less imputed interest	17.8
Total	$143.0

The Company signed operating leases for real estate of approximately $39.4 million that have not yet commenced at the end of fiscal 2019, and as such, have not been recognized on the Company’s Consolidated Balance Sheets. These operating leases are expected to commence in 2020 and 2021 with lease terms ranging from 1 to 13 years.
NOTE 9: COMMITMENTS AND CONTINGENCIES
At the end of fiscal 2019, the Company had unconditional purchase obligations of approximately $324.7 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors.
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

At the End of Fiscal Year	2019				2018
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	$36.2	$—	$—	$36.2	$28.5	$—	$—	$28.5
Derivative assets (2)	—	0.3	—	0.3	—	0.4	—	0.4
Total assets measured at fair value	$36.2	$0.3	$—	$36.5	$28.5	$0.4	$—	$28.9
Liabilities
Deferred compensation plan liabilities (1)	$36.2	$—	$—	$36.2	$28.5	$—	$—	$28.5
Derivative liabilities (2)	—	1.0	—	1.0	—	—	—	—
Contingent consideration liabilities (3)	—	—	19.9	19.9	—	—	5.6	5.6
Total liabilities measured at fair value	$36.2	$1.0	$19.9	$57.1	$28.5	$—	$5.6	$34.1

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

(3)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payment under the arrangements is $33.7 million at the end of fiscal 2019. The fair values are estimated using scenario-based methods or option pricing methods based upon estimated future revenue, gross margin, or other milestones. At the end of fiscal 2019, the Company had $13.7 million included in Other current liabilities and $6.2 million included in Other non-current liabilities on the Company's Consolidated Balance Sheets.

Additional Fair Value Information

The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $1.9 billion and $2.0 billion at the end of fiscal year 2019 and 2018, respectively, consistent with the carrying values.

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
NOTE 11. DEFERRED COSTS TO OBTAIN CUSTOMER CONTRACTS
Deferred cost to obtain customer contracts of $45.4 million and $41.3 million is included in Other non-current assets in the Consolidated Balance Sheets at the end of fiscal 2019 and 2018, respectively.
Amortization expense related to deferred costs to obtain customer contracts, for fiscal 2019, 2018, and 2017, was $22.3 million, $23.6 million, and $21.3 million, respectively. This expense was included in Sales and marketing expenses in the Company’s Consolidated Statements of Income. There were no impairment losses related to the deferred commissions for the periods presented.

NOTE 12. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in the Company’s deferred revenue during fiscal 2019 and 2018 are as follows:

Fiscal Years	2019	2018
(In millions)
Beginning balance of the period	$387.2	$276.6
Revenue recognized	(341.3)	(226.9)
Acquired deferred revenue	6.1	50.3
Net deferred revenue activity	489.9	287.2
Ending balance of the period	$541.9	$387.2

Remaining Performance Obligations
As of the end of fiscal 2019, approximately $1.2 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily hardware, subscription, software maintenance, and professional services contracts. The Company expects to recognize revenue of approximately 71% and 17% on these remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.
NOTE 13: INCOME TAXES
Income before taxes and the provision (benefit) for taxes consisted of the following:

Fiscal Years	2019	2018	2017
(In millions)
Income before taxes:
United States	$43.0	$25.4	$33.2
Foreign	301.8	252.6	215.0
Total	$344.8	$278.0	$248.2

Provision (benefit) for taxes:
U.S. Federal:
Current	$(3.8)	$(19.7)	$98.6
Deferred	252.3	(25.8)	(6.1)
	248.5	(45.5)	92.5
U.S. State:
Current	5.1	5.0	4.5
Deferred	(0.7)	(3.6)	(1.0)
	4.4	1.4	3.5
Foreign:
Current	49.2	57.0	42.7
Deferred	(471.8)	(18.2)	(9.0)
	(422.6)	38.8	33.7
Income tax provision (benefit)	$(169.7)	$(5.3)	$129.7
Effective tax rate	(49)%	(2)%	52%

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) as a percentage of income before taxes ("effective tax rate") was as follows:

Fiscal Years	2019	2018	2017

Statutory federal income tax rate	21%	21%	35%
Increase (reduction) in tax rate resulting from:
Foreign income taxed at different rates	(7)%	(7)%	(15)%
U.S. State income taxes	2%	1%	1%
U.S. Federal research and development credits	(3)%	(4)%	(3)%
Stock-based compensation	1%	1%	2%
Excess tax benefit related to stock-based compensation	(2)%	(3)%	(4)%
Effect of U.S. tax law change	—%	(8)%	33%
Other US taxes on foreign operations	1%	2%	—%
Tax reserve releases	(5)%	(9)%	—%
Intercompany transfer of intellectual property	(60)%	—%	—%
Other	3%	4%	3%
Effective tax rate	(49)%	(2)%	52%

Tax Cuts and Jobs Act (the "Tax Act") reduced the U.S. federal tax rate from 35% to 21%, imposed a one-time transition tax on accumulated foreign earnings, and created new taxes on certain foreign-sourced earnings referred to as Global Intangible Low-Taxed Income ("GILTI"). As a result, the Company recorded a provisional net income tax expense of $80.2 million in fiscal 2017. In fiscal 2018, the Company completed the accounting for the tax effects of the Tax Act and made immaterial adjustments to the provisional amounts recorded previously. Additionally, in fiscal 2018, the Company finalized its accounting policy election to record GILTI deferred taxes and recorded a $15.1 million one-time tax benefit.

To align with its international business operations, in the fourth quarter of 2019, the Company completed a non-U.S. intercompany transfer of its intellectual property to a subsidiary in the Netherlands.  The transaction resulted in deferred tax assets in the Netherlands and GILTI deferred tax liabilities in the U.S., recorded at the applicable statutory tax rates, resulting in a one-time income tax benefit of approximately $206.3 million.

The effective income tax rates in fiscal 2019 decreased compared to 2018 primarily due to the one-time tax benefit from the non-U.S. intercompany transfer of intellectual property.

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

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

At the End of Fiscal Year	2019	2018
(In millions)
Deferred tax liabilities:
Purchased intangibles	$158.7	$177.1
Global intangible low-taxed income	233.7	—
Operating lease right-of-use assets	35.3	—
Other	12.8	13.8
Total deferred tax liabilities	440.5	190.9

Deferred tax assets:
Expenses not currently deductible	28.0	33.4
Depreciation and amortization	471.5	7.3
U.S. tax credit carryforwards	34.2	30.3
U.S. net operating loss carryforwards	9.8	20.8
Foreign net operating loss carryforwards	16.2	16.9
Stock-based compensation	13.3	20.3
Global intangible low-taxed income	—	13.4
Operating lease liabilities	36.0	—
Other	14.1	14.7
Total deferred tax assets	623.1	157.1
Valuation allowance	(25.3)	(27.8)
Total deferred tax assets	597.8	129.3
Total net deferred tax assets	$157.3	$(61.6)

Reported as:
Non-current deferred income tax assets	$475.5	$12.2
Non-current deferred income tax liabilities	(318.2)	(73.8)
Net deferred tax assets (liabilities)	$157.3	$(61.6)
At the end of fiscal 2019, the Company has U.S. federal and foreign net operating loss carryforwards, or NOLs, of approximately $21.5 million and $81.0 million, respectively. The U.S. federal NOLs will begin to expire in 2026. There is, generally, no expiration for the foreign NOLs. Utilization of the Company’s U.S. federal and state NOLs is subject to annual limitations in accordance with the applicable tax code. The Company has determined that it is more likely than not that the Company will not realize a portion of the foreign NOLs and, accordingly, a valuation allowance has been established for such amount.
The Company has U.S. federal and California research and development credit carryforwards of approximately $11.1 million and $33.0 million, respectively. The U.S. federal tax credit carryforwards will expire beginning 2031. The California research tax credits have an indefinite carryforward period. The Company believes that it is more likely than not that the Company will not realize a portion of the California research and development credit carryforwards and, accordingly, a valuation allowance has been established for such amount.
As a result of the Tax Act, the Company can repatriate foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences, other than the transition tax and GILTI tax. The Company reinvested a large portion of its undistributed foreign earnings in acquisitions and other investments and intends to bring back a portion of foreign cash which was subject to the transition tax and GILTI. During fiscal 2019, the Company repatriated $239.4 million of its foreign earnings to the U.S.

The total amount of the unrecognized tax benefits at the end of fiscal 2019 was $71.6 million. A reconciliation of gross unrecognized tax benefit is as follows:

Fiscal Years	2019	2018	2017
(In millions)
Beginning balance	$69.1	$82.4	$72.9
Increase (decrease) related to prior years' tax positions	3.8	4.5	(0.6)
Increase related to current year tax positions	12.6	10.0	12.1
Lapse of statute of limitations	(8.2)	(18.9)	(1.6)
Settlement with taxing authorities	(5.7)	(8.9)	(0.4)
Ending balance	$71.6	$69.1	$82.4
The Company's total unrecognized tax benefits that, if recognized, would affect its effective tax rate were $59.5 million and $60.5 million at the end of fiscal 2019 and 2018, respectively.
The Company and its subsidiaries are subject to U.S. federal, state, and foreign income taxes. The Company's tax years are substantially closed for all U.S. federal and state income taxes for audit purposes through 2014. Non-U.S. income tax matters have been concluded for years through 2007. The Company is currently in various stages of multiple year examinations state, and foreign (multiple jurisdictions) taxing authorities. While the Company generally believes it is more likely than not that its tax positions will be sustained, it is reasonably possible that future obligations related to these matters could arise. The Company believes that its reserves are adequate to cover any potential assessments that may result from the examinations and negotiations.
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
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s liability for unrecognized tax benefits including interest and penalties was recorded in Other non-current liabilities in the accompanying Consolidated Balance Sheets. At the end of fiscal 2019 and 2018, the Company had accrued $11.5 million and $11.0 million, respectively, for payment of interest and penalties.
NOTE 14: ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of related tax were as follows:

At the End of Fiscal Year	2019	2018
(In millions)
Accumulated foreign currency translation adjustments	$(173.1)	$(183.4)
Net unrealized actuarial losses	(3.7)	(2.7)
Total accumulated other comprehensive loss	$(176.8)	$(186.1)

NOTE 15: EMPLOYEE STOCK BENEFIT PLANS
2002 Stock Plan
Trimble’s 2002 Stock Plan provides for the granting of incentive and non-statutory stock options and RSUs for up to 74.6 million shares. At the end of fiscal 2019, the remaining number of shares available for grant under the 2002 stock plan was 8.1 million.

Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the periods indicated:

Fiscal Years	2019	2018	2017
(In millions)
Restricted stock units	$67.3	$68.9	$53.3
Stock options	0.6	1.5	5.7
ESPP	7.1	6.5	5.8
Total stock-based compensation expense	$75.0	$76.9	$64.8

At the end of fiscal 2019, total unamortized stock-based compensation expense was $174.4 million, with a weighted-average recognition period of 2.4 years.
Restricted Stock Units
The Company grants RSUs containing only service conditions as well as performance stock units ("PSUs") containing a combination of service, performance, and/or market conditions. RSUs containing only service conditions vest ratably over a three to four year service period. PSUs are granted to executive officers and other senior employees and vest after a two to three year service period.
For PSUs granted prior to 2019, the number of shares received at vesting will range from 0% to 200% of the target grant amount based on either (1) market conditions or (2) performance conditions. Market conditions consider the achievement of the Company’s relative total stockholder return ("TSR") of its common stock as compared to the TSR of the constituents of the S&P 500 over the vesting period. Performance conditions consider the achievement of the Company's financial results over the vesting period.
PSUs granted during fiscal 2019 contain both performance and market conditions, and the number of shares received at vesting will range from 0% to 250% of the target grant amount.

	2019 Restricted Stock Units Outstanding
	Number of Units (1)	Weighted Average Grant-Date Fair Value
(In millions, except for per share data)
Outstanding at the beginning of year	4.9	$35.94
Granted (2)	3.7	$41.38
Shares vested, net	(2.4)	$31.41
Canceled and forfeited	(0.5)	$38.61
Outstanding at the end of year	5.7	$39.62

(1) Includes 1.9 million PSUs granted, 1.3 million PSUs vested, and 2.0 million PSUs outstanding at the end of the year.
(2) Includes 0.6 million PSUs related to performance adjustments above target levels at the vesting date.
The weighted-average grant date fair value of all RSUs granted during fiscal years 2019, 2018, and 2017 was $41.38, $37.43, and $40.19 per share, respectively. The fair value of all RSUs vested during fiscal years 2019, 2018, and 2017 was $75.7 million, $73.9 million, and $40.4 million, respectively.

Stock options
Employee stock options vest over three years with annual or monthly vesting and expire seven to ten years from the date of grant. The following table summarizes information about stock options outstanding at the end of fiscal 2019:

	Number Of Shares (in millions)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of year	2.4	$28.26
Options granted	0.1	40.57
Options exercised	(1.4)	27.75
Cancelled and forfeited	—	23.53
Outstanding at the end of year	1.1	29.96	2.0	$12.0
Options exercisable	0.9	$28.61	1.2	$11.4

The total intrinsic value of options exercised during fiscal years 2019, 2018, and 2017 was $16.4 million, $30.0 million, and $41.1 million, respectively.
The weighted-average grant date fair value per share of stock options granted during fiscal years 2019 and 2018 was $12.92, and $10.62, respectively. The fair value of all stock options vested during fiscal years 2019, 2018, and 2017 was $0.2 million, $1.9 million, and $6.5 million, respectively.
Employee Stock Purchase Plan
The Company has an ESPP under which the stockholders have approved an aggregate of 39.0 million shares of Common Stock for issuance to eligible employees. The plan permits eligible employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period, which is generally six months. Rights to purchase shares are granted during the first and third quarter of each fiscal year. The ESPP terminates on March 15, 2027. In fiscal 2019, 2018, and 2017, 0.8 million shares were issued, in each fiscal year respectively, representing $25.7 million, $24.0 million, and $20.4 million in cash received for the issuance of stock under the Purchase Plan. At the end of fiscal 2019, the number of shares reserved for future purchases was 7.4 million.
NOTE 16: COMMON STOCK REPURCHASE
In November 2014, the Company's Board of Directors approved a stock repurchase program ("2014 Stock Repurchase Program"), authorizing the Company to repurchase up to $300.0 million of Trimble’s common stock. In August 2015, the Company’s Board of Directors approved a stock repurchase program ("2015 Stock Repurchase Program"), authorizing the Company to repurchase up to $400.0 million of Trimble’s common stock, replacing the 2014 Stock Repurchase Program. In November 2017, the Company’s Board of Directors approved a stock repurchase program ("2017 Stock Repurchase Program"), authorizing the Company to repurchase up to $600.0 million of Trimble’s common stock. The stock repurchase authorization does not have an expiration date and replaces the 2015 Stock Repurchase Program, which was completed.
Under the stock repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. At the end of fiscal 2019, the 2017 Stock Repurchase Program had remaining authorized funds of $172.4 million.
During fiscal 2019, the Company repurchased approximately 4.7 million shares of common stock in open market purchases, at an average price of $38.51 per share, for a total of $179.8 million under the 2017 Stock Repurchase Program.
During fiscal 2018, the Company repurchased approximately 2.4 million shares of common stock in open market purchases, at an average price of $37.23 per share, for a total of $90.0 million under the 2017 Stock Repurchase Program.
During fiscal 2017, the Company repurchased approximately 7.4 million shares of common stock in open market purchases, at an average price of $39.18 per share, for a total of $288.3 million under the 2017 and 2015 Stock Repurchase Programs.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-capital, based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. As a result of the 2019 repurchases, retained earnings was reduced by $149.1 million in fiscal 2019. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes.
NOTE 17: STATEMENT OF CASH FLOW DATA

Fiscal Years	2019	2018	2017
(In millions)
Supplemental disclosure of cash flow information:
Interest paid	$79.2	$69.3	$28.4
Income taxes paid	$63.1	$62.3	$46.6

NOTE 18: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Fiscal 2019 was a 53-week year and 2018 was a 52-week year. Therefore, the fourth quarter of fiscal 2019 included the 53rd week.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Period	2019	2019	2019	2019
(In millions, except per share data)
Revenue	$801.6	$854.8	$783.9	$824.0
Gross margin	438.3	460.6	422.0	460.0
Net income attributable to Trimble Inc.	62.3	94.6	78.1	279.3
Basic net income per share	0.25	0.38	0.31	1.12
Diluted net income per share	0.25	0.37	0.31	1.11

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Period	2018	2018	2018	2018
(In millions, except per share data)
Revenue	$742.2	$785.5	$795.2	$785.5
Gross margin	396.2	422.7	426.9	435.2
Net income attributable to Trimble Inc.	58.5	64.1	73.7	86.5
Basic net income per share	0.24	0.26	0.29	0.34
Diluted net income per share	0.23	0.25	0.29	0.34

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trimble Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trimble Inc. (the Company) as of January 3, 2020 and December 28, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2020 and December 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Identification of Performance Obligations
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In some contracts, products and professional services may be combined into a single performance obligation when products or subscriptions are sold with significant customization, modification, or integration services. Determining whether products or services are considered distinct performance obligations that should be recognized separately or combined into a single performance obligation may sometimes require significant judgment.
Auditing the Company's determination of distinct performance obligations was complex due to the effort involved in assessing whether the various product and service offerings promised within each contract are separate performance obligations or should be combined into a single performance obligation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's internal controls over the evaluation of the relevant terms of its contracts, and the appropriate identification of distinct performance obligations. This included testing relevant controls over the information systems that are important to the initiation, recording, and billing of revenue transactions.
Our audit procedures included evaluating management’s revenue recognition policy which included the application of management’s judgment in the identification of performance obligations. Among other procedures to evaluate management’s identification and determination of the distinct performance obligations, we read executed contracts for a sample of sales transactions to understand the terms in the customer agreement and evaluated the appropriateness of management’s application of the Company’s accounting policy. We evaluated the accuracy of the Company’s contract summary documentation, specifically related to the identification and determination of distinct performance obligations, and the related revenue recognition. Finally, we assessed the appropriateness of the related disclosures in the consolidated financial statements.

Income Taxes - Intra-Entity Transfer of Intellectual Property
Description of the Matter
As described in Note 13 to the consolidated financial statements, the Company completed a non-U.S. intercompany transfer of intellectual property during fiscal 2019 to a subsidiary in the Netherlands. The transaction resulted in deferred tax assets and deferred tax liabilities recorded at the applicable statutory tax rates, resulting in a one-time income tax benefit of $206.3 million.
Auditing the Company’s accounting for the intercompany transfer was complex due to the effort and auditor judgment related to management’s identification, interpretation, and application of tax laws in jurisdictions impacted by the transaction.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over its accounting for the transaction. This included testing controls over the identification, interpretation, and application of tax laws, management’s review of the analyses provided by third-party advisors, and review of the underlying data used to record the one-time income tax benefit.
Among other procedures to evaluate management’s accounting for the transaction, we tested the Company’s compliance with intercompany agreements executed as part of the transaction. We also evaluated management’s identification, interpretation, and application of tax laws and evaluated third-party advice obtained by the Company. We tested the completeness and accuracy of the data used to calculate and record the one-time income tax benefit with the assistance of our valuation specialists and tax professionals. Finally, we assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1986.
San Jose, California
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trimble Inc.

Opinion on Internal Control over Financial Reporting

We have audited Trimble Inc.’s internal control over financial reporting as of January 3, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trimble Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2020, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of all current year acquisitions, which are included in the 2019 consolidated financial statements of the Company and constituted less than 1% of tangible assets and net assets as of January 3, 2020, and less than 1% of revenue and net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of all current year acquisitions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2020 and December 28, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
February 28, 2020

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
The Company’s management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The Company has excluded from its evaluation the internal control over financial reporting of all current year acquisitions, which are included in the January 3, 2020 consolidated financial statements and constituted less than 1% of tangible assets and net assets, respectively, as of January 3, 2020, and less than 1% of revenue and net income, respectively, for the year then ended. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective at the end of fiscal 2019.
The effectiveness of our internal control over financial reporting at the end of fiscal 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Code of Ethics
The Company’s Business Ethics and Conduct Policy applies to, among others, the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other finance organization employees. The Business Ethics and Conduct Policy is available on the Company’s website at www.trimble.com under the heading “Corporate Governance - Governance Documents” on the Investor Relations page of our website. A copy will be provided, without charge, to any stockholder who requests one by written request addressed to General Counsel, Trimble Inc., 935 Stewart Drive, Sunnyvale, CA 94085.
If any substantive amendments to the Business Ethics and Conduct Policy are made or any waivers are granted, including any implicit waiver, from a provision of the Business Ethics and Conduct Policy, to its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, or Corporate Controller, the Company will disclose the nature of such amendment or waiver on the Company’s website at www.trimble.com or in a report on Form 8-K.
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

(2) Financial Statement Schedules
The following financial statement schedule is filed as part of this report:

Page in this Annual Report on Form 10-K
Schedule II—Valuation and Qualifying Accounts	92
All other schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.
(b) Exhibits
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this Form 10-K.

Item 16. Form 10-K Summary.
None.

INDEX TO EXHIBITS

Exh. No.	Description of Exhibit	Filed herewith or incorporated by reference to:
2.1	Agreement and Plan of Merger dated September 30, 2016 between Trimble Inc. and Trimble Navigation Limited	Exhibit 2.1 to Form 8-K filed October 3, 2016
2.2	Stock Purchase Agreement dated as of February 2, 2018 by and among Trimble Inc., e‑Builder, Inc. and the stockholders of e-Builder named therein	Exhibit 2.1 to Form 8-K filed February 2, 2018
2.3	Agreement and Plan of Merger dated April 23, 2018, regarding the acquisition of Viewpoint, Inc.	Exhibit 2.1 to Form 8-K filed April 24, 2018
3.1	Certificate of Incorporation of Trimble Inc.	Exhibit 3.1 to Form 8-K filed October 3, 2016
3.2	By-Laws of Trimble Inc., effective as of January 4, 2020	Exhibit 3.1 to Form 8-K filed November 15, 2019
4.1	Form of Common Stock Certificate of Trimble Inc.	Exhibit 4.1 to Form 8-K filed October 3, 2016
4.2	Description of Securities of Trimble Inc.	Filed herewith
4.3(A)	Indenture, dated as of October 30, 2014, between the Company and U.S. Bank National Association	Exhibit 4.2 to Form S-3 filed October 30, 2014
4.3(B)	First Supplemental Indenture, dated November 24, 2014, between the Company and U.S. Bank National Association (which includes Form of 4.750% Senior Note due 2024)	Exhibit 4.1 to Form 8-K filed November 24, 2014
4.3(C)	Second Supplemental Indenture, dated October 1, 2016, between Trimble Inc., Trimble Navigation Limited and U.S. Bank National Association	Exhibit 4.2 to Form 8-K filed October 3, 2016
4.3(D)	Third Supplemental Indenture, dated June 15, 2018, between Trimble Inc. and U.S. Bank National Association (which includes Form of 4.150% Senior Note due 2023 and Form of 4.900% Senior Note due 2028)	Exhibit 4.1 to Form 8-K filed June 15, 2018
10.1(A)	Lease dated May 11, 2005 between Carr America Realty Operating Partnership, L.P. and the Company	Exhibit 10.17 to Form 10-K filed March 10, 2006
10.1(B)	First Amendment to Lease between Carr NP Properties, LLC and the Company	Exhibit 10.23 to Form 10-K filed March 1, 2011
10.1(C)	Second Amendment to Lease between the Company and Wilson Oakmead West, LLC (successor in interest to Carr NP Properties, LLC)	Exhibit 10.6 to Form 10-Q filed August 8, 2017
10.2	Credit Agreement dated as of May 15, 2018 by and among Trimble Inc., the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to Form 8-K filed May 16, 2018
10.3+	Form of Indemnification Agreement between the Company and its officers and directors	Exhibit 10.1 to Form 8-K filed November 15, 2017
10.4+	Board of Directors Compensation Policy, effective as of May 7, 2015	Exhibit 10.1 to Form 8-K filed May 11, 2015
10.5+	Incentive Compensation Recoupment Policy	Exhibit 99.1 to Form 8-K filed May 8, 2017
10.6+	Deferred Compensation Plan, as amended December 31, 2018	Exhibit 10.1 to Form 10-Q filed May 7, 2019
10.7+	Age and Service Equity Vesting Program	Exhibit 10.3 to Form 10-Q filed August 8, 2017
10.8(A)+	Employee Stock Purchase Plan, as amended March 13, 2017	Appendix B of Form DEF 14A filed March 23, 2017
10.8(B)+	Employee Stock Purchase Plan - Form of global subscription agreement	Exhibit 10.5 to Form 10-Q filed November 10, 2015
10.9(A)+	2002 Stock Plan, as amended January 1, 2019	Exhibit 10.1 to Form 10-Q filed May 7, 2019
10.9(B)+	2002 Stock Plan - Form of stock option agreement (U.S. directors)	Exhibit 10.2 to Form 10-Q filed November 7, 2014
10.9(C)+	2002 Stock Plan - Form of stock option agreement (non-U.S. directors)	Exhibit 10.3 to Form 10-Q filed November 7, 2014
10.9(D)+	2002 Stock Plan - Form of global stock option agreement (officers)	Exhibit 10.1 to Form 10-Q filed November 10, 2015

10.9(E)+	2002 Stock Plan - Form of global restricted stock unit award agreement	Exhibit 10.2 to Form 10-Q filed November 10, 2015
10.9(F)+	2002 Stock Plan - Form of global performance restricted stock unit award agreement	Exhibit 10.6 to Form 10-Q filed November 10, 2015
10.9(G)+	2002 Stock Plan - Form of global restricted stock unit award agreement (officers)	Exhibit 10.30 to Form 10-K filed February 24, 2017
10.9(H)+	2002 Stock Plan - Form of global performance stock unit award agreement (Operating Income/Revenue)	Exhibit 10.4 to Form 10-Q filed August 8, 2017
10.9(I)+	2002 Stock Plan - Form of global performance stock unit award agreement (Total Stockholder Return)	Exhibit 10.5 to Form 10-Q filed August 8, 2017
10.9(J)+	2002 Stock Plan - Form of global performance stock unit award agreement (officers)	Exhibit 10.1 to Form 10-Q filed August 2, 2019
10.9(K)+	2002 Stock Plan - Performance stock option agreement between the Company and Rob Painter issued January 4, 2020	Filed herewith
10.10+	Annual Management Incentive Plan Description	Exhibit 10.1 to Form 10-Q filed May 8, 2017
10.11+
Form of Change in Control Severance Agreement between the Company and certain Company officers, together with a schedule identifying material differences in the agreements entered into with specific officers
Exhibit 10.1 to Form 10-Q filed August 8, 2017
10.12+	Form of Executive Severance Agreement between the Company and certain Company officers, together with a schedule identifying material differences in the agreements entered into with specific officers	Exhibit 10.2 to Form 10-Q filed August 8, 2017
10.13+	Change in Control Severance Agreement between the Company and Steven W. Berglund dated February 20, 2019	Exhibit 10.1 to Form 10-K filed February 22, 2019
10.14+	Executive Severance Agreement between the Company and Steven W. Berglund dated February 20, 2019	Exhibit 10.2 to Form 10-K filed February 22, 2019
10.15+	Offer Letter between the Company and David Barnes (in his capacity as CFO) dated November 8, 2019	Exhibit 10.1 to Form 8-K filed November 18, 2019
10.16+	Severance Agreement between the Company and Rosalind Buick executed December 6, 2019	Filed herewith
21.1	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (included on signature page herein)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101++
The following financial statements from this Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104++	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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
TRIMBLE INC.

By:	/S/ ROBERT G. PAINTER
Robert G. Painter, President and Chief Executive Officer
February 28, 2020

POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Robert G. Painter as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ ROBERT G. PAINTER Robert G. Painter	President, Chief Executive Officer, Director	February 28, 2020

/s/ DAVID G. BARNES David G. Barnes	Chief Financial Officer (Principal Financial Officer)	February 28, 2020

/s/ JULIE A. SHEPARD Julie A. Shepard	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2020

/s/ STEVEN W. BERGLUND Steven W. Berglund	Director	February 28, 2020

/s/ BORJE EKHOLM Börje Ekholm	Director	February 28, 2020

/s/ KAIGHAM (KEN) GABRIEL Kaigham (Ken) Gabriel	Director	February 28, 2020

/s/ MERIT E. JANOW Merit E. Janow	Director	February 28, 2020

/s/ MEAGHAN LLOYD Meaghan Lloyd	Director	February 28, 2020

/s/ SANDRA MACQUILLAN Sandra MacQuillan	Director	February 28, 2020

/s/ RON S. NERSESIAN Ron S. Nersesian	Director	February 28, 2020

/s/ MARK S. PEEK Mark S. Peek	Director	February 28, 2020

/s/ JOHAN WIBERGH Johan Wibergh	Director	February 28, 2020

SCHEDULE II
TRIMBLE INC.
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years	2019	2018	2017
(In millions)
Allowance for doubtful accounts:
Balance at beginning of period	$4.6	$3.6	$5.0
Acquired allowance	0.2	1.6	0.3
Bad debt expense	6.5	3.4	1.2
Write-offs, net of recoveries	(5.4)	(4.0)	(2.9)
Balance at end of period	$5.9	$4.6	$3.6