Form 10-Q
period 2020-04-03
TRIMBLE INC.
filed 2020-05-08
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 3, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
As of May 6, 2020, there were 249,761,853 shares of Common Stock, par value $0.001 per share, outstanding.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended April 3, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	First Quarter of	Fiscal Year End
As of	2020	2019
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$216.8	$189.2
Accounts receivable, net	546.6	608.2
Inventories	327.2	312.1
Other current assets	102.0	102.3
Total current assets	1,192.6	1,211.8
Property and equipment, net	244.8	241.4
Operating lease right-of-use assets	129.8	140.3
Goodwill	3,783.6	3,680.6
Other purchased intangible assets, net	681.2	678.7
Deferred income tax assets	466.1	475.5
Other non-current assets	207.6	212.4
Total assets	$6,705.7	$6,640.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$280.7	$219.0
Accounts payable	145.4	159.3
Accrued compensation and benefits	110.3	123.5
Deferred revenue	498.2	490.4
Other current liabilities	192.3	198.1
Total current liabilities	1,226.9	1,190.3
Long-term debt	1,694.7	1,624.2
Deferred revenue, non-current	53.3	51.5
Deferred income tax liabilities	310.1	318.2
Income taxes payable	69.1	69.1
Operating lease liabilities	104.9	114.1
Other non-current liabilities	144.4	152.9
Total liabilities	3,603.4	3,520.3
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 249.7 and 249.9 shares issued and outstanding at the end of the first quarter of 2020 and fiscal year end 2019, respectively	0.2	0.2
Additional paid-in-capital	1,716.6	1,692.8
Retained earnings	1,615.4	1,602.8
Accumulated other comprehensive loss	(230.9)	(176.8)
Total Trimble Inc. stockholders' equity	3,101.3	3,119.0
Noncontrolling interests	1.0	1.4
Total stockholders' equity	3,102.3	3,120.4
Total liabilities and stockholders' equity	$6,705.7	$6,640.7

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter of
(In millions, except per share amounts)	2020	2019
Revenue:
Product	$463.8	$488.4
Service	162.4	159.2
Subscription	166.1	154.0
Total revenue	792.3	801.6
Cost of sales:
Product	210.1	230.7
Service	63.6	64.0
Subscription	54.1	44.4
Amortization of purchased intangible assets	23.5	24.2
Total cost of sales	351.3	363.3
Gross margin	441.0	438.3
Operating expense:
Research and development	118.2	118.2
Sales and marketing	131.7	127.4
General and administrative	73.0	82.8
Restructuring charges	2.9	3.5
Amortization of purchased intangible assets	16.9	20.1
Total operating expense	342.7	352.0
Operating income	98.3	86.3
Non-operating expense, net:
Interest expense, net	(20.5)	(21.9)
Income from equity method investments, net	9.4	8.8
Other income (expense), net	(7.8)	2.0
Total non-operating expense, net	(18.9)	(11.1)
Income before taxes	79.4	75.2
Income tax provision	17.5	12.8
Net income	61.9	62.4
Net income attributable to noncontrolling interests	—	0.1
Net income attributable to Trimble Inc.	$61.9	$62.3
Basic earnings per share	$0.25	$0.25
Shares used in calculating basic earnings per share	249.9	251.5
Diluted earnings per share	$0.25	$0.25
Shares used in calculating diluted earnings per share	251.7	254.0

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter of
	2020	2019
(In millions)
Net income	$61.9	$62.4
Foreign currency translation adjustments, net of tax	(54.3)	3.4
Net unrealized income, net of tax	0.2	0.2
Comprehensive income	7.8	66.0
Comprehensive income attributable to noncontrolling interests	—	0.1
Comprehensive income attributable to Trimble Inc.	$7.8	$65.9

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2019	249.9	$0.2	$1,692.8	$1,602.8	$(176.8)	$3,119.0	$1.4	$3,120.4
Net income	—	—	—	61.9	—	61.9	—	61.9
Other comprehensive income	—	—	—	—	(54.1)	(54.1)	—	(54.1)
Comprehensive income						7.8		7.8
Issuance of common stock under employee plans, net of tax withholdings	1.0	—	20.4	(7.7)	—	12.7	—	12.7
Stock repurchases	(1.2)	—	(8.4)	(41.6)	—	(50.0)	—	(50.0)
Stock-based compensation	—	—	11.8	—	—	11.8	—	11.8
Noncontrolling interest investments	—	—	—	—	—	—	(0.4)	(0.4)
Balance at the end of the first quarter of fiscal 2020	249.7	$0.2	$1,716.6	$1,615.4	$(230.9)	$3,101.3	$1.0	$3,102.3

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2018	250.9	$0.3	$1,591.9	$1,268.3	$(186.1)	$2,674.4	$0.4	$2,674.8
Net income	—	—	—	62.3	—	62.3	0.1	62.4
Other comprehensive income	—	—	—	—	3.6	3.6	—	3.6
Comprehensive income						65.9		66.0
Issuance of common stock under employee plans, net of tax withholdings	1.6	—	33.3	(7.7)	—	25.6	—	25.6
Stock repurchases	(1.0)	—	(6.5)	(33.5)	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	16.6	—	—	16.6	—	16.6
Non-controlling interest investment	—	—	(0.8)	—	—	(0.8)	0.8	—
Balance at the end of the first quarter of fiscal 2019	251.5	$0.3	$1,634.5	$1,289.4	$(182.5)	$2,741.7	$1.3	$2,743.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter of
(In millions)	2020	2019
Cash flow from operating activities:
Net income	$61.9	$62.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9.8	10.2
Amortization expense	40.4	44.3
Deferred income taxes	4.8	1.1
Stock-based compensation	10.7	16.3
Income from equity method investments, net of dividends	(5.6)	(4.8)
Other, net	14.9	1.8
(Increase) decrease in assets:
Accounts receivable, net	47.9	(13.8)
Inventories	(20.4)	(6.8)
Other current and non-current assets	16.8	6.1
Increase (decrease) in liabilities:
Accounts payable	(12.8)	3.4
Accrued compensation and benefits	(12.6)	(57.0)
Deferred revenue	15.6	77.1
Other current and non-current liabilities	(15.7)	7.3
Net cash provided by operating activities	155.7	147.6
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(198.0)	4.9
Acquisitions of property and equipment	(16.7)	(14.5)
Other, net	0.3	—
Net cash used in investing activities	(214.4)	(9.6)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	12.7	25.6
Repurchases of common stock	(50.0)	(40.0)
Proceeds from debt and revolving credit lines	657.5	266.9
Payments on debt and revolving credit lines	(520.2)	(339.7)
Other, net	(0.4)	(7.1)
Net cash provided by (used in) financing activities	99.6	(94.3)
Effect of exchange rate changes on cash and cash equivalents	(13.3)	0.5
Net increase in cash and cash equivalents	27.6	44.2
Cash and cash equivalents - beginning of period	189.2	172.5
Cash and cash equivalents - end of period	$216.8	$216.7

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
NOTE 1. OVERVIEW AND BASIS OF PRESENTATION
Company and Background
Trimble began operations in 1978 and was originally incorporated in California as Trimble Navigation Limited in 1981. On October 1, 2016, Trimble Navigation Limited changed its name to Trimble Inc. ("Trimble" or the "Company" or “we” or “our” or “us”) and changed its state of incorporation from the State of California to the State of Delaware.
Basis of Presentation
We use a 52- to 53-week fiscal year ending on the Friday nearest to December 31. Fiscal 2020 will be a 52-week year ending on January 1, 2021, and fiscal 2019 was a 53-week year ended on January 3, 2020. The quarters ended April 3, 2020 and March 29, 2019, each included 13 weeks. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include our results and our consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling stockholders’ proportionate share of the net assets and results of operations of our consolidated subsidiaries.
The unaudited interim Condensed Consolidated Financial Statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for the full year. The information included in this Form 10-Q should be read in conjunction with information included in Trimble's Form 10-K filed with the U.S. Securities and Exchange Commission on February 28, 2020.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in its Condensed Consolidated Financial Statements and accompanying notes. Estimates and assumptions are used for revenue recognition, including determining the nature and timing of satisfaction of performance obligations and determining standalone selling price of performance obligations, allowances for doubtful accounts, sales returns reserve, allowances for inventory valuation, warranty costs, investments, goodwill impairment, intangibles impairment, purchased intangibles, useful lives for tangible and intangible assets, stock-based compensation, and income taxes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. The global economic climate and unanticipated effects from the COVID-19 pandemic make these estimates more complex, and actual results could differ materially from those estimates.
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting polices during the first quarter of fiscal 2020 from those disclosed in our most recent Form 10-K, except for the adoption of the standards discussed below.
Recently Adopted Accounting Pronouncements
Financial Instruments - Credit Losses
In June 2016, the FASB issued a new standard that requires credit losses on financial assets measured at amortized cost basis to be presented based on the net amount expected to be collected. Application of this standard replaces the incurred loss impairment methodology with a methodology that reflects all expected credit losses. Additionally, credit losses on available-for-sale debt securities are recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost.
We adopted the new standard at the beginning of fiscal year 2020 by applying a modified retrospective method without restating comparative periods. For the first quarter of fiscal 2020, the adoption did not have a material impact on our Condensed Consolidated Financial Statements. We will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.

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
We adopted the new standard on a prospective basis at the beginning of fiscal year 2020. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.
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
We adopted the guidance on a prospective basis for all implementation costs incurred after the beginning of fiscal year 2020. The adoption of the new guidance did not have a material impact on our Condensed Consolidated Financial Statements.
Recently issued Accounting Pronouncements not yet adopted
Income Taxes - Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued amendments to the accounting for Income Taxes to reduce complexity by removing certain exceptions and implementing targeted simplifications. The new standard is effective for us beginning in fiscal 2021. Early adoption is permitted. We are currently evaluating the effect of the amendments on our Condensed Consolidated Financial Statements.
NOTE 3. STOCKHOLDERS’ EQUITY
Stock Repurchase Activities
In November 2017, our Board of Directors approved a stock repurchase program ("2017 Stock Repurchase Program") authorizing the Company to repurchase up to $600.0 million of Trimble’s common stock.
Under the 2017 Stock Repurchase Program, we may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions are determined by management based on their evaluation of market conditions, share price, legal requirements, and other factors. The program may be suspended, modified, or discontinued at any time without prior notice.
During the first quarter of fiscal 2020, we repurchased approximately 1.2 million shares of common stock in open market purchases, at an average price of $40.40 per share for a total of $50.0 million, under the 2017 Stock Repurchase Program.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital based on the average book value per share for all outstanding shares, calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase is charged to retained earnings. As a result of the repurchases, retained earnings was reduced by $41.6 million in the first quarter of fiscal 2020. Common stock repurchases under the 2017 Stock Repurchase Program were recorded based upon the trade date for accounting purposes. At the end of the first quarter of fiscal 2020, the 2017 Stock Repurchase Program had remaining authorized funds of $122.4 million.
NOTE 4. BUSINESS COMBINATIONS
During the first quarter of fiscal 2020, we acquired privately held Kuebix for cash consideration of $201.1 million. Kuebix is a leading transportation management system provider and creator of North America's largest connected shipping community. This acquisition will enable us to create a new platform for planning, execution, and freight demand-capacity matching. The Condensed Consolidated Statements of Income include the operating results of the acquired business from the date of acquisition. The acquisition contributed less than 1% to our total revenue.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations as of the date of acquisition. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is determined based on a discounted cash flow analysis. For the acquisition in the first quarter of fiscal 2020, the preliminary fair value of net tangible assets and intangible assets acquired was based on preliminary valuations and estimates, and assumptions are subject to change within the measurement period (up to one year from the acquisition date).
The following table summarizes the Company’s business combination completed during the first quarter of fiscal 2020:

(In millions)	First Quarter of 2020
Fair value of total purchase consideration	$201.1
Less fair value of net assets acquired:
Net tangible assets acquired	(1.5)
Identifiable intangible assets	54.3
Deferred income taxes	0.7
Goodwill	$147.6

Intangible Assets
The following table presents details of the Company’s total intangible assets:

As of	First Quarter of Fiscal 2020			Fiscal Year End 2019
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$1,298.1	$(934.0)	$364.1	$1,266.7	$(923.4)	$343.3
Trade names and trademarks	75.7	(62.0)	13.7	74.8	(59.8)	15.0
Customer relationships	767.6	(472.7)	294.9	769.8	(465.6)	304.2
Distribution rights and other intellectual property	71.6	(63.1)	8.5	79.7	(63.5)	16.2
	$2,213.0	$(1,531.8)	$681.2	$2,191.0	$(1,512.3)	$678.7

The estimated future amortization expense of purchased intangible assets as of the end of the first quarter of fiscal 2020 was as follows:

(In millions)
2020 (Remaining)	$116.3
2021	136.4
2022	117.6
2023	104.7
2024	79.4
Thereafter	126.8
Total	$681.2

Goodwill
The changes in the carrying amount of goodwill by segment for the first quarter of fiscal 2020 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of fiscal year end 2019	$1,973.0	$401.5	$445.4	$860.7	$3,680.6
Additions due to acquisitions	—	—	—	147.6	147.6
Purchase price and foreign currency translation adjustments	(18.1)	(7.7)	(10.8)	(8.0)	(44.6)
Balance as of the end of the first quarter of fiscal 2020	$1,954.9	$393.8	$434.6	$1,000.3	$3,783.6

NOTE 5. INVENTORIES
Inventories consisted of the following:

	First Quarter of	Fiscal Year End
As of	2020	2019
(In millions)
Raw materials	$97.7	$95.8
Work-in-process	13.1	13.2
Finished goods	216.4	203.1
Total inventories	$327.2	$312.1

NOTE 6. SEGMENT INFORMATION
Our operating segments are determined based on how the Company's chief operating decision maker views and evaluates operations. Our reportable segments are described below:

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
The following Reporting Segment tables reflect the results of our reportable operating segments under our management reporting system. These results are not necessarily in conformity with U.S. GAAP. We present segment revenue and income excluding the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting. Segment income presented also excludes the effects of certain acquired capitalized commissions that were eliminated in purchase accounting, along with other adjustments that have historically been excluded in prior periods, as though the acquired companies operated independently in the periods presented. This is consistent with the way the chief operating decision maker evaluates each of the segment's performance and allocates resources.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
First Quarter of Fiscal 2020
Revenue	$296.8	$146.2	$179.0	$170.3	$792.3
Acquired deferred revenue adjustment	0.1	—	1.3	0.3	1.7
Segment revenue	$296.9	$146.2	$180.3	$170.6	$794.0

Operating income	$62.1	$30.5	$65.6	$16.7	$174.9
Acquired deferred revenue adjustment	0.1	—	1.3	0.3	1.7
Amortization of acquired capitalized commissions	(1.4)	—	—	(0.1)	(1.5)
Segment operating income	$60.8	$30.5	$66.9	$16.9	$175.1

Depreciation expense	$2.1	$1.4	$1.3	$1.1	$5.9

First Quarter of Fiscal 2019
Revenue	292.0	$161.2	$159.3	$189.1	$801.6
Acquired deferred revenue adjustment	2.7	—	0.2	—	2.9
Segment revenue	$294.7	$161.2	$159.5	$189.1	$804.5

Operating income	$61.4	$29.4	$51.0	$31.2	$173.0
Acquired deferred revenue adjustment	2.7	—	0.2	—	2.9
Amortization of acquired capitalized commissions	(1.6)	—	(0.1)	—	(1.7)
Segment operating income	$62.5	$29.4	$51.1	$31.2	$174.2

Depreciation expense	$2.1	$1.6	$1.1	$1.1	$5.9

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of the end of First Quarter of Fiscal 2020
Accounts receivable, net	$183.6	$102.7	$104.5	$155.8	$546.6
Inventories	62.8	128.5	44.2	91.7	327.2
Goodwill	1,954.9	393.8	434.6	1,000.3	3,783.6
As of Fiscal Year End 2019
Accounts receivable, net	232.0	115.5	93.3	167.4	608.2
Inventories	67.1	125.0	45.5	74.5	312.1
Goodwill	$1,973.0	$401.5	$445.4	$860.7	$3,680.6

A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes is as follows:

	First Quarter of
	2020	2019
(In millions)
Consolidated segment operating income	$175.1	$174.2
Unallocated corporate expense	(13.9)	(18.5)
Restructuring charges	(3.2)	(3.7)
COVID-19 expenses	(3.8)	—
Acquired deferred revenue adjustment	(1.7)	(2.9)
Amortization of purchased intangible assets	(40.4)	(44.3)
Stock-based compensation and deferred compensation	(4.5)	(19.1)
Amortization of acquired capitalized commissions	1.5	1.7
Acquisition / divestiture items	(10.8)	(1.1)
Consolidated operating income	98.3	86.3
Non-operating expense, net	(18.9)	(11.1)
Consolidated income before taxes	$79.4	$75.2

On a total Company basis, the disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
First Quarter of Fiscal 2020
North America	$172.1	$56.8	$53.7	$131.8	$414.4
Europe	81.6	50.7	90.4	19.1	241.8
Asia Pacific	37.1	28.7	17.5	10.5	93.8
Rest of World	6.1	10.0	18.7	9.2	44.0
Total consolidated revenue	$296.9	$146.2	$180.3	$170.6	$794.0

First Quarter of Fiscal 2019
North America	$165.6	$62.9	$41.9	$152.0	$422.4
Europe	83.9	54.7	88.9	21.1	248.6
Asia Pacific	38.5	31.7	12.7	10.5	93.4
Rest of World	6.7	11.9	16.0	5.5	40.1
Total consolidated revenue	$294.7	$161.2	$159.5	$189.1	$804.5

NOTE 7. DEBT
Debt consisted of the following:

As of		First Quarter of		Fiscal Year End
Instrument	Date of Issuance	2020		2019
(In millions)		Effective interest rate
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
2028 Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
2024 Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Credit Facilities:
2018 Credit Facility, floating rate:
Term Loan, due July 2022	May 2018	2.50%	225.0	225.0
Revolving Credit Facility, due May 2023	May 2018	2.89%	180.0	110.0
Uncommitted facilities, floating rate		1.40%	280.4	218.7
Promissory notes and other debt			0.3	0.3
Unamortized discount and issuance costs			(10.3)	(10.8)
Total debt			1,975.4	1,843.2
Less: Short-term debt			280.7	219.0
Long-term debt			$1,694.7	$1,624.2

Each of our debt agreements requires us to maintain compliance with certain debt covenants. We were compliant with all debt covenants at the end of the first quarter of fiscal 2020.
Debt Maturities
At the end of the first quarter of fiscal 2020, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2020 (Remaining)	$280.7
2021	—
2022	225.0
2023	480.0
2024	400.0
Thereafter	600.0
Total	$1,985.7

Senior Notes
All series of Senior Notes in the above table bear interest that is payable semi-annually in June and December of each year. For the 2023 and 2028 Senior Notes, the interest rate is subject to adjustment from time to time if Moody’s or S&P (or, if applicable, a substitute rating agency) downgrades (or subsequently upgrades) its rating assigned to the notes.
Senior Notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. We may redeem the notes of each series of Senior Notes at our option in whole or in part at any time. Such indenture also contains covenants limiting our ability to create certain liens, enter into sale and lease-back transactions, and consolidate or merge with or into, or convey, transfer, or lease all or substantially all of our properties and assets, each subject to certain exceptions.

2018 Credit facilities
The Credit Facility in the above table provides for unsecured credit facilities in the aggregate principal amount of $1.75 billion, which is comprised of $1.25 billion revolving credit facility maturing May 2023 and $500.0 million delayed draw term loan facility that is fully prepayable. On May 4, 2020, we entered into a loan modification to extend the maturity date of the remaining term loan amount of $225.0 million to July 2, 2022. As part of the Credit Facility, we may request an additional loan facility up to $500.0 million prior to the maturity of the Credit Facility and subject to approval.
Uncommitted Facilities
On February 24, 2020 we entered into a line of credit to borrow an amount up to £55.0 million. At the end of the first quarter of fiscal 2020, we had one £55.0 million, two $75.0 million, and one €100.0 million revolving credit facilities, which are uncommitted (the "Uncommitted Facilities"). Generally, these uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.
For further information, refer to Note 7 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for fiscal year 2019.
NOTE 8. FAIR VALUE MEASUREMENTS
We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities and are as follows:
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
Fair Value on a Recurring Basis
The fair value of assets and liabilities measured and recorded at fair value on a recurring basis at the end of period were as follows:

	Fair Values as of the end of the First Quarter of Fiscal 2020				Fair Values as of Fiscal Year End 2019
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	$29.7	$—	$—	$29.7	$36.2	$—	$—	$36.2
Derivatives assets (2)	—	0.4	—	0.4	—	0.3	—	0.3
Total assets measured at fair value	$29.7	$0.4	$—	$30.1	$36.2	$0.3	$—	$36.5

Liabilities
Deferred compensation plan liabilities (1)	$29.7	$—	$—	$29.7	$36.2	$—	$—	$36.2
Derivatives liabilities (2)	—	0.5	—	0.5	—	1.0	—	1.0
Contingent consideration liabilities (3)	—	—	15.8	15.8	—	—	19.9	19.9
Total liabilities measured at fair value	$29.7	$0.5	$15.8	$46.0	$36.2	$1.0	$19.9	$57.1

(1)
We maintain a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The plan assets and liabilities are invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets.

(2)
Derivative assets and liabilities primarily represent forward currency exchange contracts to minimize the short-term impact of foreign currency exchange rates on certain trade and inter-company receivables and payables.

(3)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that we acquired. The fair values are estimated using scenario-based methods or option pricing methods based upon estimated future revenues, gross margins, or other milestones.

Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $2.2 billion and $1.9 billion at the end of the first quarter of fiscal 2020 and at the end of fiscal 2019, respectively, consistent with the carrying values.
The fair value of the Senior Notes was determined based on observable market prices in less active markets and is categorized accordingly as Level II in the fair value hierarchy. The fair value of the bank borrowings and promissory notes has been calculated using an estimate of the interest rate we would have had to pay on the issuance of notes with a similar maturity and by discounting the cash flows at that rate and is categorized as Level II in the fair value hierarchy. The fair values do not give an indication of the amount that we would currently have to pay to extinguish any of this debt.
NOTE 9. DEFERRED COSTS TO OBTAIN CUSTOMER CONTRACTS
Deferred cost to obtain customer contracts of $44.5 million and $45.4 million is included in Other non-current assets in the Condensed Consolidated Balance Sheets at the end of the first quarter of fiscal 2020 and fiscal year end 2019, respectively.
Amortization expense related to deferred costs to obtain customer contracts for the first quarter of fiscal 2020 and 2019 was $5.5 million and $5.6 million, respectively. This expense was included in Sales and marketing expenses in the Condensed Consolidated Statements of Income. There was no impairment loss related to the deferred commissions for either period presented.
NOTE 10. PRODUCT WARRANTIES
We accrue for warranty costs as part of our cost of sales based on associated material product costs, technical support, labor costs, and costs incurred by third parties performing work on our behalf. Our expected future costs are primarily estimated based upon historical trends in the volume of product returns within the warranty period and the costs to repair or replace the equipment. When products sold include warranty provisions, they are covered by a warranty for periods ranging generally from one year to two years.
Accrued warranty expenses of $15.9 million and $16.3 million is included in Other current liabilities in the Condensed Consolidated Balance Sheets at the end of the first quarter of fiscal 2020 and at the end of fiscal 2019.
NOTE 11. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes to our deferred revenue during the first quarter of fiscal 2020 and 2019 were as follows:

	First Quarter of
(In millions)	2020	2019
Beginning balance of the period	$541.9	$387.3
Revenue recognized	(201.8)	(138.4)
Net deferred revenue activity	211.4	215.5
Ending balance of the period	$551.5	$464.4

Remaining Performance Obligations
As of the end of the first quarter of fiscal 2020, approximately $1.2 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize revenue of approximately 72% and 17% on these remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

NOTE 12. EARNINGS PER SHARE
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
The following table shows the computation of basic and diluted earnings per share:

	First Quarter of
	2020	2019
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$61.9	$62.3
Denominator:
Weighted average number of common shares used in basic earnings per share	249.9	251.5
Effect of dilutive securities	1.8	2.5
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	251.7	254.0
Basic earnings per share	$0.25	$0.25
Diluted earnings per share	$0.25	$0.25

For the first quarter of fiscal 2020 and 2019, we excluded an insignificant number of shares from the calculation of diluted earnings per share because their effect would have been antidilutive.

NOTE 13. INCOME TAXES
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), enacted on March 27, 2020, provides tax relief to individuals and businesses in light of the impacts of COVID-19.  It did not result in any adjustments to our income tax provision or to our net deferred tax assets as of the end of the first quarter of fiscal 2020.
For the first quarter of fiscal 2020, our effective income tax rate was 22%, as compared to 17% in the corresponding period in fiscal 2019; the increase was primarily due to geographic income mix and a lower tax benefit from stock-based compensation deductions.
We and our subsidiaries are subject to U.S. federal and state and foreign income tax. Currently, we are in different stages of multiple year examinations by various state and foreign taxing authorities. We believe our reserves are more likely than not to be adequate to cover final resolution of all open tax matters.
Although timing of the resolution and/or closure of audits in other jurisdictions is not certain, we do not believe that our gross unrecognized tax benefits would materially change in the next twelve months.
Unrecognized tax benefits of $60.4 million and $59.5 million as of the end of the first quarter of fiscal 2020 and fiscal year end 2019, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in other non-current liabilities and in the deferred tax accounts on our Condensed Consolidated Balance Sheets.
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of the end of the first quarter of fiscal 2020 and fiscal year end 2019, we accrued $12.3 million and $11.5 million, respectively, for interest and penalties, which are recorded in other non-current liabilities on our Condensed Consolidated Balance Sheets.
NOTE 14. COMMITMENTS AND CONTINGENCIES
Commitments
As of the end of the first quarter of fiscal 2020, we had unconditional purchase obligations of approximately $320.0 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with our vendors.
Litigation
From time to time, we are also involved in litigation arising out of the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of the Company's or its subsidiaries' property is subject.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:

•	impact of the COVID-19 pandemic, including upon global or local macroeconomic conditions, our results of operations and estimates or judgments;

•
seasonal fluctuations in our construction equipment revenues, sales to U.S. governmental agencies, agricultural equipment business revenues, and expectations that we may experience less seasonality in the future or further softening in the oil & gas sector;

•	the portion of our revenue expected to come from sales to customer located in countries outside of the U.S.;

•	our plans to continue to invest in research and development to actively develop and introduce new products and to deliver targeted solutions to the markets we serve;

•	a continued shift in revenue towards a more significant mix of software, recurring revenue, and services;

•	our belief that increases in recurring revenue from our software and subscription solutions will provide us with enhanced business visibility over time;

•
our belief that our cash and cash equivalents, together with borrowings under the commitments for our credit facilities and senior notes, will be sufficient to meet our anticipated operating cash needs, debt service, and planned capital expenditures for at least the next twelve months;

•	any anticipated benefits to us from our acquisitions, including our recent acquisition of Kuebix, and our ability to successfully integrate the acquired businesses;

•	fluctuations in interest rates and foreign currency exchange rates;

•	our belief that our gross unrecognized tax benefits will not materially change in the next twelve months; and

•	our growth strategy, including our focus on historically underserved large markets, the relative importance of organic growth versus strategic acquisitions, and the reasons that we acquire businesses.
The forward-looking statements regarding future events and the future results of Trimble Inc. ("Trimble" or "the Company" or "we" or "our" or "us") are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates, Trimble's current tax structure, including where Trimble's assets are deemed to reside for tax purposes, and the beliefs and assumptions of the management of Trimble.  Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as "may, " "will, " "should, " "could, " "predicts, " "potential, " "continue, " "expects, " "anticipates, " "future, " "intends, " "plans, " "believes, " "estimates, " and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in "Risk Factors" below and elsewhere in this report, as well as in the Company’s Annual Report on Form 10-K for fiscal year 2019 and in other reports Trimble files with the Securities and Exchange Commission, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Management believes that the Notes to the Condensed Consolidated Financial Statements have had no significant changes during the first quarter of fiscal 2020 as compared to the items that we disclosed as our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements, see Note 2 of the Notes to our Condensed Consolidated Financial Statements in Item 1, which is incorporated herein by reference.
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

•
Optimized go to market strategies to best access our markets - We utilize vertically focused distribution channels that leverage domain expertise to best serve the needs of individual markets both domestically and abroad. These channel capabilities include independent dealers, joint ventures, original equipment manufacturers ("OEM"), and sales and distribution alliances with key partners, such as CNH Global, Caterpillar, and Nikon, as well as direct sales to end-users. This provides us with broad market reach and localization capabilities to effectively serve our markets.

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
Trimble’s focus on these growth drivers has led, over time, to growth in revenue and profitability as well as an increasingly diversified business model. Software and subscription growth is driving increased recurring revenue and leading to improved visibility in some of our businesses. As our solutions have expanded, our go-to-market model has also evolved with a balanced mix between direct, distribution, and OEM customers, and an increasing number of enterprise level customer relationships.
We continue to experience a shift in revenue towards a more significant mix of software, recurring revenue, and services,which represented 58% of first quarter revenue. Additionally, our recurring revenue, which consists of software maintenance and subscription revenue, was up 7% year-over-year.
During the first quarter of fiscal 2020, we acquired privately held Kuebix, a leading transportation management system provider and creator of North America's largest connected shipping community. This acquisition will enable us to bring together our network of private fleet and commercial carrier customers, which collectively represent more than 1.3 million commercial trucks in North America, with Kuebix's extensive community of more than 21,000 shipping companies, creating a new platform for planning, execution and, freight demand-capacity matching.
COVID-19 UPDATE
In early March 2020, a novel coronavirus disease (“COVID-19”) was characterized as a pandemic by the World Health Organization. COVID-19 has spread rapidly, with most countries and territories worldwide experiencing confirmed cases of COVID-19, and a high concentration of cases in the United States and many other countries in which we operate. The rapid spread has resulted in authorities around the world implementing numerous measures to contain the virus such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns.
As the COVID-19 pandemic unfolded globally, we moved quickly to transition all our employees to safe working conditions to ensure that our employees have the flexibility and resources they need to stay safe and healthy. Most of our employee base is currently working remotely and for those who perform essential services on-site, we have implemented measures to insure a safe and secure working environment based upon health authority guidance. To support our customers, we are continuing to provide the high standard of products and services they expect. Additionally, our Trimble charitable organization and employees are helping to support our local communities.
The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers, or third-party business partners conduct business. During the first two months of 2020, while COVID-19 was primarily limited to specific countries in Asia and Europe, overall we continued to see growth. During the second half of March, the contraction of the global economy resulted in a decline in sales. We expect our hardware and associated software revenue will be impacted in the second quarter and the rest of the year by economic disruptions related to COVID-19. In addition, we expect that our Geospatial segment will continue to be impacted by oil and gas markets. Our recurring revenue, including software maintenance and subscription, is expected to remain relatively stable. Operating income was relatively strong for the quarter, however we expect that operating income in the second quarter and the rest of the year will be impacted by revenue and gross margin shortfalls. In addition to travel and other natural reductions in spending from COVID-19 restrictions, we have actively implemented cost reductions, all of which are expected to partially offset revenue and gross margin shortfalls. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.
See "Risk Factors" below for further discussion of the possible impact of the COVID-19 pandemic on our business.
RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin, and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below:

	First Quarter of
	2020	2019
(In millions)
Revenue:
Product	$463.8	$488.4
Service	162.4	159.2
Subscription	166.1	154.0
Total revenue	$792.3	$801.6
Gross margin	$441.0	$438.3
Gross margin as a % of revenue	55.7%	54.7%
Operating income	$98.3	$86.3
Operating income as a % of revenue	12.4%	10.8%
Diluted earnings per share	$0.25	$0.25

Total non-GAAP revenue *	$794.0	$804.5
Non-GAAP operating income *	$161.2	$155.7
Non-GAAP operating income as a % of Non-GAAP Revenue*	20.3%	19.4%
Non-GAAP diluted earnings per share *	$0.49	$0.45
 * See SUPPLEMENTAL DISCLOSURE OF NON-GAAP FINANCIAL MEASURES for a reconciliation of our GAAP results to our non-GAAP measures.
Revenue
Total revenue decreased $9.3 million or 1% for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019, due to declines in Geospatial and Transportation, partially offset by organic growth and acquisition revenue in Resources and Utilities and to a lesser extent, Buildings and Infrastructure organic growth.
By revenue category, product revenue decreased $24.6 million or 5%, service revenue increased $3.2 million or 2%, and subscription revenue increased $12.1 million or 8% for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019. Product revenue decreased primarily due to weakness in our Geospatial and Transportation hardware sales. Service and subscription revenue increased primarily due to organic growth in Buildings and Infrastructure and organic growth and acquisition revenue in Resources and Utilities.
Gross Margin
Gross margin varies due to a combination of factors including product mix, pricing, and customer mix, including distribution partners and end user sales.
Gross margin increased by $2.7 million for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019, primarily due to Geospatial product mix and Resources and Utilities revenue growth and product mix, partially offset by Transportation revenue declines.
Gross margin as a percentage of total revenue was 55.7% for the first quarter of fiscal 2020, compared to 54.7% for the corresponding period in fiscal 2019, driven by increased higher margin software sales in Geospatial and Resources and Utilities.

Operating Income
Operating income increased by $12.0 million for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019, due to strong operating results in Resources and Utilities and favorable Corporate expense. This operating income increase was partially offset by Transportation revenue declines.
Operating income as a percentage of total revenue was 12.4% for the first quarter of fiscal 2020, compared to 10.8% for the corresponding period in fiscal 2019, due to the same factors described in the preceding paragraph.
Research and Development, Sales and Marketing, and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expense are summarized in the following table:

	First Quarter of
	2020	2019
(In millions)
Research and development	$118.2	$118.2
Percentage of revenue	14.9%	14.7%
Sales and marketing	$131.7	$127.4
Percentage of revenue	16.6%	15.9%
General and administrative	$73.0	$82.8
Percentage of revenue	9.2%	10.3%
Total	$322.9	$328.4
Overall, R&D, S&M, and G&A expenses decreased by $5.5 million or 2% for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019.
Research and development expense remained flat for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019. Research and development expenses from the Cityworks and Kuebix acquisitions were not applicable in the prior year and were wholly offset by lower consulting fees and favorable foreign currency impacts.
Overall, research and development expense was 14.9% of revenue in the first quarter of fiscal 2020, compared to 14.7% in the corresponding period in fiscal 2019. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue active development of new products.
Sales and marketing expense increased by $4.3 million or 3% for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019. The increase was due to the Cityworks and Kuebix acquisitions not applicable in the prior year, partially offset by travel reductions and favorable foreign currency impacts.
Overall, spending for sales and marketing was 16.6% of revenue in the first quarter of fiscal 2020, respectively, compared to 15.9% in the corresponding period in fiscal 2019.
General and administrative expense decreased by $9.8 million or 12% for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019. The expense decrease was due to lower compensation expense, primarily incentive compensation plans and, to a lesser extent, favorable foreign currency impacts.
Overall, general and administrative spending was 9.2% of revenue in the first quarter of fiscal 2020, compared to 10.3% in the corresponding period in fiscal 2019.

Amortization of Purchased Intangible Assets

	First Quarter of
	2020	2019
(In millions)
Cost of sales	$23.5	$24.2
Operating expenses	16.9	20.1
Total amortization expense of purchased intangibles	$40.4	$44.3
Total amortization expense of purchased intangibles represented 5% of revenue in the first quarter of fiscal 2020, compared to 6% in the corresponding period in fiscal 2019. The expense for the first quarter of fiscal 2020 was lower as compared to the corresponding period in fiscal 2019 due to the expiration of prior acquisitions' amortization.
Non-operating Expense, Net
The components of Non-operating expense, net, were as follows:

	First Quarter of
	2020	2019
(In millions)
Interest expense, net	$(20.5)	$(21.9)
Income from equity method investments, net	9.4	8.8
Other income (expense), net	(7.8)	2.0
Total non-operating expense, net	$(18.9)	$(11.1)
Non-operating expense, net increased by $7.8 million for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019. The increase was primarily due to fluctuations in our deferred compensation plan, partially offset by lower interest costs associated with a decrease in interest rates, and an increase in joint venture profitability.

Income Tax Provision
Our effective income tax rate for the first quarter of fiscal 2020 was 22%, as compared to 17% in the corresponding period in fiscal 2019. The increase was primarily due to geographic income mix and a lower tax benefit from stock-based compensation deductions.
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
The following table is a summary of revenue and operating income by segment:

	First Quarter of
	2020	2019
(In millions)
Buildings and Infrastructure
Segment revenue	$296.9	$294.7
Segment revenue as a percent of total revenue	37%	37%
Segment operating income	$60.8	$62.5
Segment operating income as a percent of segment revenue	20.5%	21.2%
Geospatial
Segment revenue	$146.2	$161.2
Segment revenue as a percent of total revenue	18%	20%
Segment operating income	$30.5	$29.4
Segment operating income as a percent of segment revenue	20.9%	18.2%
Resources and Utilities
Segment revenue	$180.3	$159.5
Segment revenue as a percent of total revenue	23%	20%
Segment operating income	$66.9	$51.1
Segment operating income as a percent of segment revenue	37.1%	32.0%
Transportation
Segment revenue	$170.6	$189.1
Segment revenue as a percent of total revenue	21%	23%
Segment operating income	$16.9	$31.2
Segment operating income as a percent of segment revenue	9.9%	16.5%

The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	First Quarter of
	2020	2019
(In millions)
Consolidated segment operating income	$175.1	$174.2
Unallocated corporate expense	(13.9)	(18.5)
Restructuring charges	(3.2)	(3.7)
COVID-19 expenses	(3.8)	—
Acquired deferred revenue adjustment	(1.7)	(2.9)
Amortization of purchased intangible assets	(40.4)	(44.3)
Stock-based compensation and deferred compensation	(4.5)	(19.1)
Amortization of acquired capitalized commissions	1.5	1.7
Acquisition / divestiture items	(10.8)	(1.1)
Consolidated operating income	98.3	86.3
Non-operating expense, net	(18.9)	(11.1)
Consolidated income before taxes	$79.4	$75.2
Buildings and Infrastructure
Buildings and Infrastructure revenue increased by $2.2 million or 1% for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019. Segment operating income decreased $1.7 million or 3% for the first quarter of fiscal 2020, respectively, compared to the corresponding period in fiscal 2019.
For the first quarter of fiscal 2020, revenue increased due to continued strength in services, primarily software maintenance and subscription revenue. Civil engineering and construction experienced growth in service and subscription revenue, and Viewpoint experienced subscription revenue growth as well. Despite a slight revenue increase, segment operating income decreased slightly for the first quarter of fiscal 2020 due to increased trade show costs.
Geospatial
Geospatial revenue decreased $15.0 million or 9% for the first quarter of fiscal 2020, respectively, compared to the corresponding period in fiscal 2019. Segment operating income increased by $1.1 million or 4% for the first quarter of fiscal 2020, respectively, compared to the corresponding period in fiscal 2019.
For the first quarter of fiscal 2020, revenue decreased mainly due to weakness in geospatial survey sales from weak macroeconomic conditions including weakness in oil and gas markets as well as COVID-19 impacts. Despite the revenue shortfall, segment operating income increased for the first quarter of fiscal 2020 primarily due to higher margin software survey sales and strong cost control.
Resources and Utilities
Resources and Utilities revenue increased $20.8 million or 13% for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019. Segment operating income increased by $15.8 million or 31% for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019.
For the first quarter of fiscal 2020, revenue increased mainly due to relative strength in agriculture, particularly in Europe and Latin America, as well as growth in positioning services. Acquisitions, including Cityworks, also contributed. Segment operating income increased for the first quarter of fiscal 2020 primarily due to revenue and gross margin expansion and strong cost control.

Transportation
Transportation revenue decreased by $18.5 million or 10% for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019. Segment operating income decreased $14.3 million or 46% for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019.
For the first quarter of fiscal 2020, revenue decreased primarily due to reduced hardware upgrades and subscriber declines, attributable in part due to challenges with the ELD transition, as well as COVID-19 impacts. Segment operating income decreased for the first quarter of fiscal 2020, primarily due to the revenue shortfall, as well as higher operating expense primarily from the Kuebix acquisition.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the first quarter of fiscal 2020 and fiscal year end 2019.

LIQUIDITY AND CAPITAL RESOURCES

	First Quarter of	Fiscal Year End
As of	2020	2019
(In millions, except percentages)
Cash and cash equivalents	$216.8	$189.2
As a percentage of total assets	3.2%	2.8%
Principal balance of outstanding debt	$1,985.7	$1,854.0

	First Quarter of
	2020	2019
(In millions)
Cash provided by operating activities	$155.7	$147.6
Cash used in investing activities	(214.4)	(9.6)
Cash provided by (used in) financing activities	99.6	(94.3)
Effect of exchange rate changes on cash and cash equivalents	(13.3)	0.5
Net increase in cash and cash equivalents	$27.6	$44.2
Cash and Cash Equivalents and Short-Term Investments
As of the end of the first quarter of fiscal 2020, cash and cash equivalents totaled $216.8 million compared to $189.2 million as of fiscal year end 2019.
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

We have considered the effects of the current environment, and we believe that our cash and cash equivalents and borrowings, as described below under the heading "Debt", along with cash provided by operations will be sufficient to meet our anticipated operating cash needs, debt service, any stock repurchases under the stock repurchase program, and planned capital expenditures in the next twelve months.
Operating Activities
Cash provided by operating activities was $155.7 million for the first quarter of fiscal 2020, compared to $147.6 million for the first quarter of fiscal 2019. The increase of $8.1 million was primarily driven by an increase in net income as adjusted for non-cash items, a decrease in accounts receivable, a decrease in accrued compensation and benefits, partially offset by an increase in deferred revenue compared with the first quarter of fiscal 2019.
Investing Activities
Cash used in investing activities was $214.4 million for the first quarter of fiscal 2020, compared to $9.6 million for the first quarter of fiscal 2019. The increase of cash used in investing activities of $204.8 million was primarily due to the Kuebix acquisition.
Financing Activities
Cash provided by financing activities was $99.6 million for the first quarter of fiscal 2020, compared to cash used in financing activities of $94.3 million for the first quarter of fiscal 2019. The increase in cash flows from financing activities of $193.9 million was primarily driven by the increase in debt proceeds, net of repayment.
Debt
During the first quarter of fiscal 2020, net debt proceeds were $137.3 million. Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we were in compliance with at the end of the first quarter of fiscal 2020. On May 4, 2020, the Company entered into a loan modification with JP Morgan Chase and Bank of America, along with certain other institutional lenders, to extend the maturity date of the remaining term loan amount of $225.0 million to July 2, 2022. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for more information regarding our debt.
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

		First Quarter
		2020		2019
		Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$792.3		$801.6
Acquired deferred revenue adjustment	(A)	1.7		2.9
Non-GAAP Revenue:		$794.0		$804.5
GROSS MARGIN:
GAAP gross margin:		$441.0	55.7%	$438.3	54.7%
Acquired deferred revenue adjustment	(A)	1.7		2.9
Restructuring charges	(B)	0.3		0.2
Amortization of purchased intangible assets	(D)	23.5		24.2
Stock-based compensation and deferred compensation	(E)	0.7		1.4
Acquisition / divestiture items	(F)	1.7		—
Non-GAAP gross margin:		$468.9	59.1%	$467.0	58.0%
OPERATING EXPENSES:
GAAP operating expenses:		$342.7	43.3%	$352.0	43.9%
Restructuring charges	(B)	(2.9)		(3.5)
COVID-19 expenses	(C)	(3.8)		—
Amortization of purchased intangible assets	(D)	(16.9)		(20.1)
Stock-based compensation and deferred compensation	(E)	(3.8)		(17.7)
Acquisition / divestiture items	(F)	(9.1)		(1.1)
Amortization of acquired capitalized commissions	(G)	1.5		$1.7
Non-GAAP operating expenses:		$307.7	38.8%	$311.3	38.7%
OPERATING INCOME:
GAAP operating income:		$98.3	12.4%	$86.3	10.8%
Acquired deferred revenue adjustment	(A)	1.7		2.9
Restructuring charges	(B)	3.2		3.7
COVID-19 expenses	(C)	3.8		—
Amortization of purchased intangible assets	(D)	40.4		44.3
Stock-based compensation and deferred compensation	(E)	4.5		19.1
Acquisition / divestiture items	(F)	10.8		1.1
Amortization of acquired capitalized commissions	(G)	(1.5)		(1.7)
Non-GAAP operating income:		$161.2	20.3%	$155.7	19.4%
NON-OPERATING EXPENSE, NET:
GAAP non-operating expense, net:		$(18.9)		$(11.1)
Deferred compensation	(E)	6.2		(2.8)
Acquisition / divestiture items	(F)	—		0.3
Non-GAAP non-operating expense, net:		$(12.7)		$(13.6)

			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			( J )		( J )
INCOME TAX PROVISION:
GAAP income tax provision:		$17.5	22.0%	$12.8	17.0%
Non-GAAP items tax effected	(H)	15.2		11.4
Difference in GAAP and Non-GAAP tax rate	(I)	(6.7)		4.3
Non-GAAP income tax provision:		$26.0	17.5%	$28.5	20.0%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$61.9		$62.3
Acquired deferred revenue adjustment	(A)	1.7		2.9
Restructuring charges	(B)	3.2		3.7
COVID-19 expenses	(C)	3.8		—
Amortization of purchased intangible assets	(D)	40.4		44.3
Stock-based compensation and deferred compensation	(E)	10.7		16.3
Acquisition / divestiture items	(F)	10.8		1.4
Amortization of acquired capitalized commissions	(G)	(1.5)		(1.7)
Non-GAAP tax adjustments	(H)-(I)	(8.5)		(15.7)
Non-GAAP net income attributable to Trimble Inc.:		$122.5		$113.5

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$0.25		$0.25
Acquired deferred revenue adjustment	(A)	0.01		0.01
Restructuring charges	(B)	0.01		0.02
COVID-19 expenses	(C)	0.02		—
Amortization of purchased intangible assets	(D)	0.16		0.17
Stock-based compensation and deferred compensation	(E)	0.04		0.06
Acquisition / divestiture items	(F)	0.04		0.01
Amortization of acquired capitalized commissions	(G)	(0.01)		(0.01)
Non-GAAP tax adjustments	(H)-(I)	(0.03)		(0.06)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$0.49		$0.45

ADJUSTED EBITDA:
GAAP operating income:		$98.3		$86.3
Acquired deferred revenue adjustment	(A)	1.7		2.9
Restructuring charges	(B)	3.2		3.7
COVID-19 expenses	(C)	3.8		—
Amortization of purchased intangible assets	(D)	40.4		44.3
Stock-based compensation and deferred compensation	(E)	4.5		19.1
Acquisition / divestiture items	(F)	10.8		1.1
Amortization of acquired capitalized commissions	(G)	(1.5)		(1.7)
Non-GAAP operating income:		161.2		155.7
Depreciation expense		9.8		10.2
Income from equity method investments, net		9.4		8.8
Adjusted EBITDA		$180.4		$174.7
Non-GAAP Revenue and Operating Income Results
Non-GAAP revenue decreased by $10.5 million or 1% for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019, due to Geospatial and Transportation declines from market weakness including COVID-19 impacts, partially offset by Resources and Utilities, both organic growth and acquisition revenue, and to a lesser extent, Buildings and Infrastructure organic growth.
Non-GAAP operating income increased by $5.5 million or 4% for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019, due to strong operating results in Resources and Utilities and favorable Corporate expense, partially offset by Transportation revenue declines. Despite Geospatial's revenue shortfall, segment operating income increased primarily due to higher margin software survey sales and strong cost control.
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
Non-GAAP gross margin
We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions, and manufacturing costs influence our business. Non-GAAP gross margin excludes the effects of acquired deferred revenue that was written down to fair value in purchase accounting, restructuring charges, amortization of purchased intangible assets, stock-based compensation, deferred compensation, and acquisition/divestiture items associated with the acceleration of acquisition stock options from GAAP gross margin. We believe that these adjustments offer investors additional information that may be useful to view trends in our gross margin performance.
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring charges, COVID-19 expenses, amortization of purchased intangible assets, stock-based compensation, deferred compensation, and acquisition/divestiture items associated with external and incremental costs resulting directly from merger and acquisition activities such as: legal, due diligence, integration, and other costs including the acceleration of acquisition stock options, adjustment to the fair value of earn-out liabilities, and the effects of certain acquired capitalized commissions that were eliminated in purchase accounting from GAAP operating expenses. We believe that these adjustments offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends, which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, COVID-19 expenses, amortization of purchased intangible assets, stock-based compensation, deferred compensation, and acquisition/divestiture items from GAAP operating income. We believe that these adjustments offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.
Non-GAAP non-operating expense, net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating expense, net, excludes deferred compensation, acquisition/divestiture gains/losses associated with unusual acquisition related items such as intangible asset impairment charges, gains or losses related to the acquisitions or sale of certain businesses and investments. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
Non-GAAP income tax provision
We believe that providing investors with the non-GAAP income tax provision is beneficial because it provides for consistent treatment of the excluded items in our non-GAAP presentation.
Non-GAAP net income
This measure provides a supplemental view of net income trends, which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, COVID-19 expenses, amortization of purchased intangible assets, stock-based compensation, deferred compensation, acquisition/divestiture items, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these adjustments and from an alternative view of our net income performance as compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, COVID-19 expenses, amortization of purchased intangible assets, stock-based compensation, deferred compensation, acquisition/divestiture items, and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these adjustments offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.
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

These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our "core operating performance" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur, or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period-to-period comparisons. Accordingly, management excludes from non-GAAP those items relating to the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, COVID-19 expenses, amortization of purchased intangible assets, stock-based compensation, deferred compensation, acquisition/divestiture items, and non-GAAP tax adjustments.

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

(C).
COVID-19 expenses. Included in our GAAP presentation of operating expenses, COVID-19 expenses consist of costs incurred as a direct impact from the COVID-19 virus pandemic, such as cancellation fees of trade shows due to public safety issues, additional costs for disinfecting facilities, personal protective equipment, and labor. We exclude COVID-19 expenses from our non-GAAP measures because we believe they are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

(D).
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

(E).
Stock-based compensation and deferred compensation. Included in our GAAP presentation of cost of sales and operating expenses are stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. Additionally included in our GAAP presentation of cost of sales and operating expenses are income or expense associated with movement in our non-qualified deferred compensation plan liabilities. Changes in non-qualified deferred compensation plan assets, included in non-operating expense, net, offset the income or expense in the plan liabilities. We exclude them from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as they are a non-cash item.

(F).
Acquisition / divestiture items. Included in our GAAP presentation of cost of sales and operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, integration, and other closing costs including the acceleration of acquisition stock options and adjustments to the fair value of earn-out liabilities. Included in our GAAP presentation of non-operating expense, net, acquisition/divestiture items includes unusual acquisition, investment, and/or divestiture gains/losses. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

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

(I).
Difference in GAAP and Non-GAAP tax rate. This amount represents the difference between the GAAP and Non-GAAP tax rates applied to the Non-GAAP operating income plus the Non-GAAP non-operating expense, net. The non-GAAP tax rate excludes net deferred tax impacts resulting from a non-U.S. intercompany transfer of intellectual property. We believe that investors benefit from excluding this amount from our non-GAAP income tax provision because it facilitates a comparison of the non-GAAP tax provision in the current and prior periods.

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

Market Interest Rate Risk
There have been no significant changes to our market interest rate risk assessment since January 3, 2020. For discussion of financial markets risks related to changes in interest rate, refer to Item 7A on our 2019 Annual Report on Form 10-K.
Foreign Currency Exchange Rate Risk
We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro. In addition, volatile market conditions arising from the COVID-19 pandemic could result in changes in exchange rates.
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euro. Additionally, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support, and research and development are denominated in foreign currencies, primarily the Euro.
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the first quarter of fiscal 2020, revenue and operating income were negatively impacted by foreign currency exchange rates by $7.9 million and $0.2 million, respectively.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, New Zealand dollars, Australian dollars, Brazilian Real, and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the first quarter of fiscal 2020 and fiscal year end 2019 are summarized as follows (in millions):

	First Quarter of Fiscal 2020		Fiscal Year End 2019
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(88.3)	$(0.5)	$(84.3)	$0.3
Sold	$72.0	$0.4	$159.2	$(1.0)
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
(b) Internal Control Over Financial Reporting.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are regularly monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we are also involved in litigation arising out of the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries' property is subject.
ITEM 1A. RISK FACTORS
The following risk factors update and refine previously disclosed risk factors included under "Risk and Uncertainties" in Item 1A of Part I of our 2019 Annual Report on Form 10-K incorporated herein by reference. Our risk factors may materially affect our business, financial condition, or results of operations. They should be considered carefully, in addition to the information set forth elsewhere in this Form 10-Q. Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial, or that could apply to any company could also materially and adversely affect our business, financial condition, or results of operations.

Our financial condition and results of operations have been and are expected to continue to be adversely affected by the COVID-19 pandemic.
Our overall performance depends upon domestic and worldwide economic and political conditions. The global spread of COVID-19 has created volatility, uncertainty, and economic disruption. The pandemic has caused and will continue to cause a slowdown in worldwide economic activity, decreased demand for products and services and disruptions to global supply chains and financial markets. These effects have resulted and will result in additional lost or delayed revenue to us, and have disrupted our business operations as we have transitioned to remote working environments, restricted employee travel, and significantly limited access to, and imposed social distancing requirements within, our facilities, including research and development facilities.
Our dealer network, suppliers, and contract manufacturers have been similarly impacted by the COVID-19 pandemic. In the event of continuing and significant disruptions, there is no guarantee that we would be able to find alternative sources of distribution, supply, or manufacturing, which could delay our ability to market, source, manufacture, and ship our products. These distribution and supply chain effects may have an adverse effect on our ability to meet customer demand and could result in an increase in our costs of production and distribution.
The extent to which COVID-19 impacts our business, operations, and financial results will depend on numerous evolving factors that we are not able to accurately predict, including:

•	the duration and scope of the pandemic and the resulting recession;

•	governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic;

•	the effect on our customers and customer demand for and ability to pay for our products and services;

•	restrictions or disruptions to transportation, including reduced availability of ground or air transport;

•	disruption of the supply chain for our products;

•	our ability to comply with financial covenants, including maintaining required leverage ratios, which could result in debt becoming due and payable prior to its stated maturity; and

•	changes in our effective tax rate due to effects of COVID-19 on our geographic mix of earnings.

In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future. In regions where we may expect to initially see business recovery, such as China, should those regions fail to fully contain COVID-19 or suffer a COVID-19 relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations.

Any of these events could amplify the other risks and uncertainties described in the section entitled “Risk Factors” of and elsewhere in our Annual Report on Form 10-K for the fiscal year ending January 3, 2020 and in other reports we file with the SEC, specifically the most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time, and could adversely affect our business, financial condition, results of operations, and/or stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.

(c) The following table provides information relating to our purchases of equity securities for the first quarter of fiscal 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 4, 2020 – February 7, 2020	—	$—	—	$172,360,707
February 8, 2020 – March 6, 2020	961,520	$41.60	961,520	$132,360,922
March 7, 2020 – April 3, 2020	276,082	$36.22	276,082	$122,360,954
Total	1,237,602		1,237,602
(1) In November 2017, our Board of Directors approved a stock repurchase program (2017 Stock Repurchase Program), authorizing us to repurchase up to $600.0 million of the Company's common stock. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements, and other factors. The program may be suspended, modified, or discontinued at any time without public notice. Given the current environment, we have suspended further stock repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this Form 10-Q.

EXHIBIT INDEX
.

3.1	Certificate of Incorporation of the Company. (1)
3.2	Bylaws of the Company. (2)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 3, 2020. (4)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 3, 2020. (4)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 3,2020. (4)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 3, 2020. (4)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2020, formatted in Inline XBRL.

(1)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(2)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(3)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(4)	Furnished or file herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE INC.
(Registrant)

By:	/s/ David G. Barnes
David G. Barnes
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: May 8, 2020