Form 10-K/A
period 2020-01-03
TRIMBLE INC.
filed 2020-05-22
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended January 3, 2020 filed with the Securities and Exchange commission on February 28, 2020 (the “Original Filing”) for the sole purpose of including amended Exhibits 32.1 and 32.2 which contain the Section 906 Certifications of our Chief Executive Officer and Chief Financial Officer, respectively. The Certifications included in Exhibits 32.1 and 32.2 to the Original Filing contained typographical errors.
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

PART IV
Item 15.     Exhibits and Financial Statement Schedules.
(b) Exhibits
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this Form 10-K/A.

INDEX TO EXHIBITS

Exh. No.	Description of Exhibit	Filed herewith or incorporated by reference to:
2.1	Agreement and Plan of Merger dated September 30, 2016 between Trimble Inc. and Trimble Navigation Limited	Exhibit 2.1 to Form 8-K filed October 3, 2016
2.2	Stock Purchase Agreement dated as of February 2, 2018 by and among Trimble Inc., e‑Builder, Inc. and the stockholders of e-Builder named therein	Exhibit 2.1 to Form 8-K filed February 2, 2018
2.3	Agreement and Plan of Merger dated April 23, 2018, regarding the acquisition of Viewpoint, Inc.	Exhibit 2.1 to Form 8-K filed April 24, 2018
3.1	Certificate of Incorporation of Trimble Inc.	Exhibit 3.1 to Form 8-K filed October 3, 2016
3.2	By-Laws of Trimble Inc., effective as of January 4, 2020	Exhibit 3.1 to Form 8-K filed November 15, 2019
4.1	Form of Common Stock Certificate of Trimble Inc.	Exhibit 4.1 to Form 8-K filed October 3, 2016
4.2	Description of Securities of Trimble Inc.	Exhibit 4.2 to Form 10-K filed February 28, 2020
4.3(A)	Indenture, dated as of October 30, 2014, between the Company and U.S. Bank National Association	Exhibit 4.2 to Form S-3 filed October 30, 2014
4.3(B)	First Supplemental Indenture, dated November 24, 2014, between the Company and U.S. Bank National Association (which includes Form of 4.750% Senior Note due 2024)	Exhibit 4.1 to Form 8-K filed November 24, 2014
4.3(C)	Second Supplemental Indenture, dated October 1, 2016, between Trimble Inc., Trimble Navigation Limited and U.S. Bank National Association	Exhibit 4.2 to Form 8-K filed October 3, 2016
4.3(D)	Third Supplemental Indenture, dated June 15, 2018, between Trimble Inc. and U.S. Bank National Association (which includes Form of 4.150% Senior Note due 2023 and Form of 4.900% Senior Note due 2028)	Exhibit 4.1 to Form 8-K filed June 15, 2018
10.1(A)	Lease dated May 11, 2005 between Carr America Realty Operating Partnership, L.P. and the Company	Exhibit 10.17 to Form 10-K filed March 10, 2006
10.1(B)	First Amendment to Lease between Carr NP Properties, LLC and the Company	Exhibit 10.23 to Form 10-K filed March 1, 2011
10.1(C)	Second Amendment to Lease between the Company and Wilson Oakmead West, LLC (successor in interest to Carr NP Properties, LLC)	Exhibit 10.6 to Form 10-Q filed August 8, 2017
10.2	Credit Agreement dated as of May 15, 2018 by and among Trimble Inc., the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to Form 8-K filed May 16, 2018
10.3+	Form of Indemnification Agreement between the Company and its officers and directors	Exhibit 10.1 to Form 8-K filed November 15, 2017
10.4+	Board of Directors Compensation Policy, effective as of May 7, 2015	Exhibit 10.1 to Form 8-K filed May 11, 2015
10.5+	Incentive Compensation Recoupment Policy	Exhibit 99.1 to Form 8-K filed May 8, 2017
10.6+	Deferred Compensation Plan, as amended December 31, 2018	Exhibit 10.1 to Form 10-Q filed May 7, 2019
10.7+	Age and Service Equity Vesting Program	Exhibit 10.3 to Form 10-Q filed August 8, 2017
10.8(A)+	Employee Stock Purchase Plan, as amended March 13, 2017	Appendix B of Form DEF 14A filed March 23, 2017
10.8(B)+	Employee Stock Purchase Plan - Form of global subscription agreement	Exhibit 10.5 to Form 10-Q filed November 10, 2015
10.9(A)+	2002 Stock Plan, as amended January 1, 2019	Exhibit 10.1 to Form 10-Q filed May 7, 2019

10.9(B)+	2002 Stock Plan - Form of stock option agreement (U.S. directors)	Exhibit 10.2 to Form 10-Q filed November 7, 2014
10.9(C)+	2002 Stock Plan - Form of stock option agreement (non-U.S. directors)	Exhibit 10.3 to Form 10-Q filed November 7, 2014
10.9(D)+	2002 Stock Plan - Form of global stock option agreement (officers)	Exhibit 10.1 to Form 10-Q filed November 10, 2015
10.9(E)+	2002 Stock Plan - Form of global restricted stock unit award agreement	Exhibit 10.2 to Form 10-Q filed November 10, 2015
10.9(F)+	2002 Stock Plan - Form of global performance restricted stock unit award agreement	Exhibit 10.6 to Form 10-Q filed November 10, 2015
10.9(G)+	2002 Stock Plan - Form of global restricted stock unit award agreement (officers)	Exhibit 10.30 to Form 10-K filed February 24, 2017
10.9(H)+	2002 Stock Plan - Form of global performance stock unit award agreement (Operating Income/Revenue)	Exhibit 10.4 to Form 10-Q filed August 8, 2017
10.9(I)+	2002 Stock Plan - Form of global performance stock unit award agreement (Total Stockholder Return)	Exhibit 10.5 to Form 10-Q filed August 8, 2017
10.9(J)+	2002 Stock Plan - Form of global performance stock unit award agreement (officers)	Exhibit 10.1 to Form 10-Q filed August 2, 2019
10.9(K)+	2002 Stock Plan - Performance stock option agreement between the Company and Rob Painter issued January 4, 2020	Exhibit 10.9(K) to Form 10-K filed February 28, 2020
10.10+	Annual Management Incentive Plan Description	Exhibit 10.1 to Form 10-Q filed May 8, 2017
10.11+
Form of Change in Control Severance Agreement between the Company and certain Company officers, together with a schedule identifying material differences in the agreements entered into with specific officers
Exhibit 10.1 to Form 10-Q filed August 8, 2017
10.12+	Form of Executive Severance Agreement between the Company and certain Company officers, together with a schedule identifying material differences in the agreements entered into with specific officers	Exhibit 10.2 to Form 10-Q filed August 8, 2017
10.13+	Change in Control Severance Agreement between the Company and Steven W. Berglund dated February 20, 2019	Exhibit 10.1 to Form 10-K filed February 22, 2019
10.14+	Executive Severance Agreement between the Company and Steven W. Berglund dated February 20, 2019	Exhibit 10.2 to Form 10-K filed February 22, 2019
10.15+	Offer Letter between the Company and David Barnes (in his capacity as CFO) dated November 8, 2019	Exhibit 10.1 to Form 8-K filed November 18, 2019
10.16+	Severance Agreement between the Company and Rosalind Buick executed December 6, 2019	Exhibit 10.16 to Form 10-K filed February 28, 2020
21.1	Subsidiaries of the Company	Exhibit 21.1 to Form 10-K filed February 28, 2020
23.1	Consent of Independent Registered Public Accounting Firm	Exhibit 23.1 to Form 10-K filed February 28, 2020
24.1	Power of Attorney (included on signature page herein)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 to Form 10-K filed February 28, 2020
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2 to Form 10-K filed February 28, 2020
31.3	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
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

104++	The cover page from this Amendment No. 1 on Form 10-K/A, formatted in Inline XBRL

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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
May 22, 2020

8