Form 10-Q
period 2020-07-03
TRIMBLE INC.
filed 2020-08-10
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 3, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
As of August 5, 2020, there were 250,215,769 shares of Common Stock, par value $0.001 per share, outstanding.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended July 3, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Second Quarter of	Fiscal Year End
As of	2020	2019
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$196.4	$189.2
Accounts receivable, net	478.8	608.2
Inventories	338.6	312.1
Other current assets	106.2	102.3
Total current assets	1,120.0	1,211.8
Property and equipment, net	249.8	241.4
Operating lease right-of-use assets	135.3	140.3
Goodwill	3,807.5	3,680.6
Other purchased intangible assets, net	645.3	678.7
Deferred income tax assets	462.5	475.5
Other non-current assets	224.6	212.4
Total assets	$6,645.0	$6,640.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$268.2	$219.0
Accounts payable	128.9	159.3
Accrued compensation and benefits	133.9	123.5
Deferred revenue	481.9	490.4
Other current liabilities	157.6	198.1
Total current liabilities	1,170.5	1,190.3
Long-term debt	1,564.5	1,624.2
Deferred revenue, non-current	49.1	51.5
Deferred income tax liabilities	317.9	318.2
Income taxes payable	61.8	69.1
Operating lease liabilities	112.1	114.1
Other non-current liabilities	156.0	152.9
Total liabilities	3,431.9	3,520.3
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 250.2 and 249.9 shares issued and outstanding at the end of the second quarter of 2020 and fiscal year end 2019, respectively	0.2	0.2
Additional paid-in-capital	1,737.6	1,692.8
Retained earnings	1,672.4	1,602.8
Accumulated other comprehensive loss	(198.3)	(176.8)
Total Trimble Inc. stockholders' equity	3,211.9	3,119.0
Noncontrolling interests	1.2	1.4
Total stockholders' equity	3,213.1	3,120.4
Total liabilities and stockholders' equity	$6,645.0	$6,640.7

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
(In millions, except per share amounts)	2020	2019	2020	2019
Revenue:
Product	$412.4	$521.1	$876.2	$1,009.5
Service	156.6	174.6	319.0	333.8
Subscription	164.6	159.1	330.7	313.1
Total revenue	733.6	854.8	1,525.9	1,656.4
Cost of sales:
Product	199.4	257.0	409.5	487.7
Service	56.0	69.3	119.6	133.3
Subscription	49.3	44.1	103.4	88.5
Amortization of purchased intangible assets	23.2	23.8	46.7	48.0
Total cost of sales	327.9	394.2	679.2	757.5
Gross margin	405.7	460.6	846.7	898.9
Operating expense:
Research and development	114.0	119.6	232.2	237.8
Sales and marketing	103.6	128.8	235.3	256.2
General and administrative	68.8	79.9	141.8	162.7
Restructuring charges	5.1	2.9	8.0	6.4
Amortization of purchased intangible assets	16.6	19.7	33.5	39.8
Total operating expense	308.1	350.9	650.8	702.9
Operating income	97.6	109.7	195.9	196.0
Non-operating income (expense), net:
Interest expense, net	(19.6)	(20.6)	(40.1)	(42.5)
Income from equity method investments, net	9.7	12.9	19.1	21.7
Other income (expense), net	3.2	13.4	(4.6)	15.4
Total non-operating income (expense), net	(6.7)	5.7	(25.6)	(5.4)
Income before taxes	90.9	115.4	170.3	190.6
Income tax provision	27.7	20.8	45.2	33.6
Net income	63.2	94.6	125.1	157.0
Net income attributable to noncontrolling interests	0.2	—	0.2	0.1
Net income attributable to Trimble Inc.	$63.0	$94.6	$124.9	$156.9
Basic earnings per share	$0.25	$0.38	$0.50	$0.62
Shares used in calculating basic earnings per share	250.0	251.7	250.0	251.6
Diluted earnings per share	$0.25	$0.37	$0.50	$0.62
Shares used in calculating diluted earnings per share	251.2	254.0	251.5	254.0

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
	2020	2019	2020	2019
(In millions)
Net income	$63.2	$94.6	$125.1	$157.0
Foreign currency translation adjustments, net of tax	32.6	2.1	(21.7)	5.6
Net unrealized income, net of tax	—	—	0.2	0.1
Comprehensive income	95.8	96.7	103.6	162.7
Comprehensive income attributable to noncontrolling interests	0.2	—	0.2	0.1
Comprehensive income attributable to Trimble Inc.	$95.6	$96.7	$103.4	$162.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2019	249.9	$0.2	$1,692.8	$1,602.8	$(176.8)	$3,119.0	$1.4	$3,120.4
Net income	—	—	—	61.9	—	61.9	—	61.9
Other comprehensive income	—	—	—	—	(54.1)	(54.1)	—	(54.1)
Comprehensive income						7.8		7.8
Issuance of common stock under employee plans, net of tax withholdings	1.0	—	20.4	(7.7)	—	12.7	—	12.7
Stock repurchases	(1.2)	—	(8.4)	(41.6)	—	(50.0)	—	(50.0)
Stock-based compensation	—	—	11.8	—	—	11.8	—	11.8
Noncontrolling interest investments	—	—	—	—	—	—	(0.4)	(0.4)
Balance at the end of the first quarter of fiscal 2020	249.7	$0.2	$1,716.6	$1,615.4	$(230.9)	$3,101.3	$1.0	$3,102.3
Net income	—	—	—	63.0	—	63.0	0.2	63.2
Other comprehensive income	—	—	—	—	32.6	32.6	—	32.6
Comprehensive income						95.6		95.8
Issuance of common stock under employee plans, net of tax withholdings	0.5	—	1.9	(6.0)	—	(4.1)	—	(4.1)
Stock-based compensation	—	—	19.1	—	—	19.1	—	19.1
Balance at the end of the second quarter of fiscal 2020	250.2	0.2	1,737.6	1,672.4	(198.3)	3,211.9	1.2	3,213.1

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2018	250.9	$0.3	$1,591.9	$1,268.3	$(186.1)	$2,674.4	$0.4	$2,674.8
Net income	—	—	—	62.3	—	62.3	0.1	62.4
Other comprehensive income	—	—	—	—	3.6	3.6	—	3.6
Comprehensive income						65.9		66.0
Issuance of common stock under employee plans, net of tax withholdings	1.6	—	33.3	(7.7)	—	25.6	—	25.6
Stock repurchases	(1.0)	—	(6.5)	(33.5)	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	16.6	—	—	16.6	—	16.6
Non-controlling interest investment	—	—	(0.8)	—	—	(0.8)	0.8	—
Balance at the end of the first quarter of fiscal 2019	251.5	$0.3	$1,634.5	$1,289.4	$(182.5)	$2,741.7	$1.3	$2,743.0
Net income	—	—	—	94.6	—	94.6	—	94.6
Other comprehensive income	—	—	—	—	2.1	2.1	—	2.1
Comprehensive income						96.7		96.7
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	1.7	(13.5)	—	(11.8)	—	(11.8)
Stock repurchases	(0.4)	—	(2.9)	(16.1)	—	(19.0)	—	(19.0)
Stock-based compensation	—	—	16.4	—	—	16.4	—	16.4
Balance at the end of the second quarter of fiscal 2019	251.8	0.3	1,649.7	1,354.4	(180.4)	2,824.0	1.3	2,825.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Two Quarters of
(In millions)	2020	2019
Cash flow from operating activities:
Net income	$125.1	$157.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19.5	20.3
Amortization expense	80.2	87.8
Deferred income taxes	14.9	4.7
Stock-based compensation	29.3	33.5
Income from equity method investments, net of dividends	(15.3)	(11.5)
Other, net	29.0	(0.3)
(Increase) decrease in assets:
Accounts receivable, net	115.7	(7.7)
Inventories	(33.2)	7.4
Other current and non-current assets	9.7	1.5
Increase (decrease) in liabilities:
Accounts payable	(31.1)	3.8
Accrued compensation and benefits	9.1	(28.5)
Deferred revenue	(8.4)	64.9
Other current and non-current liabilities	(41.3)	(7.4)
Net cash provided by operating activities	303.2	325.5
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(198.0)	4.6
Acquisitions of property and equipment	(29.6)	(38.5)
Other, net	0.2	14.1
Net cash used in investing activities	(227.4)	(19.8)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	8.7	13.4
Repurchases of common stock	(50.0)	(59.0)
Proceeds from debt and revolving credit lines	857.5	530.2
Payments on debt and revolving credit lines	(866.3)	(756.6)
Other, net	(10.8)	(7.3)
Net cash used in financing activities	(60.9)	(279.3)
Effect of exchange rate changes on cash and cash equivalents	(7.7)	0.7
Net increase in cash and cash equivalents	7.2	27.1
Cash and cash equivalents - beginning of period	189.2	172.5
Cash and cash equivalents - end of period	$196.4	$199.6

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
Basis of Presentation
We use a 52- to 53-week fiscal year ending on the Friday nearest to December 31. Fiscal 2020 is a 52-week year ending on January 1, 2021, and fiscal 2019 was a 53-week year ended on January 3, 2020. The quarters ended July 3, 2020 and June 28, 2019 each included 13 weeks. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in its Condensed Consolidated Financial Statements and accompanying notes. Estimates and assumptions are used for revenue recognition, including determining the nature and timing of satisfaction of performance obligations and determining standalone selling price of performance obligations, allowances for doubtful accounts, sales returns reserve, allowances for inventory valuation, warranty costs, investments, goodwill impairment, intangibles impairment, purchased intangibles, useful lives for tangible and intangible assets, other long-lived asset impairments, stock-based compensation, and income taxes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. The global economic climate and unanticipated effects from the COVID-19 pandemic make these estimates more complex, and actual results could differ materially from those estimates.
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting polices during the first two quarters of fiscal 2020 from those disclosed in our most recent Form 10-K, except for the adoption of the standards discussed below.
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
We adopted the new standard at the beginning of fiscal year 2020 by applying a modified retrospective method without restating comparative periods. The adoption did not have a material impact on our Condensed Consolidated Financial Statements. We continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

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
There were no stock repurchases during the second quarter of fiscal 2020. During the first two quarters of fiscal 2020, we repurchased approximately 1.2 million shares of common stock in open market purchases, at an average price of $40.40 per share for a total of $50.0 million, under the 2017 Stock Repurchase Program.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital based on the average book value per share for all outstanding shares, calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase is charged to retained earnings. Common stock repurchases under the 2017 Stock Repurchase Program were recorded based upon the trade date for accounting purposes. At the end of the second quarter of fiscal 2020, the 2017 Stock Repurchase Program had remaining authorized funds of $122.4 million.
NOTE 4. BUSINESS COMBINATIONS
During the first quarter of fiscal 2020, we acquired Kuebix with total purchase consideration of $201.1 million. There were no other acquisitions during the first two quarters of fiscal 2020. Kuebix is a leading transportation management system provider and creator of North America's largest connected shipping community. This acquisition will enable us to create a new platform for planning, execution, and freight demand-capacity matching. The Condensed Consolidated Statements of Income include the operating results of the acquired business from the date of acquisition. The acquisition contributed less than 1% to our total revenue during the first two quarters of fiscal 2020.
The fair value of identifiable assets acquired, and liabilities assumed were determined under the acquisition method of accounting for business combinations as of the date of acquisition. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is determined based on a discounted cash flow analysis. For the acquisition in the first quarter of fiscal 2020, the preliminary fair value of net tangible assets and intangible assets acquired was based on preliminary valuations and estimates, and assumptions are subject to change within the measurement period (up to one year from the acquisition date).
Intangible Assets
The following table presents details of the Company’s total intangible assets:

As of	Second Quarter of Fiscal 2020			Fiscal Year End 2019
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$1,302.5	$(958.1)	$344.4	$1,266.7	$(923.4)	$343.3
Trade names and trademarks	74.3	(65.1)	9.2	74.8	(59.8)	15.0
Customer relationships	773.2	(489.2)	284.0	769.8	(465.6)	304.2
Distribution rights and other intellectual property	71.4	(63.7)	7.7	79.7	(63.5)	16.2
	$2,221.4	$(1,576.1)	$645.3	$2,191.0	$(1,512.3)	$678.7

The estimated future amortization expense of purchased intangible assets as of the end of the second quarter of fiscal 2020 was as follows:

(In millions)
2020 (Remaining)	$77.3
2021	137.2
2022	118.3
2023	105.2
2024	79.8
Thereafter	127.5
Total	$645.3

Goodwill
The changes in the carrying amount of goodwill by segment for the first two quarters of fiscal 2020 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of fiscal year end 2019	$1,973.0	$401.5	$445.4	$860.7	$3,680.6
Additions due to acquisitions	—	—	—	147.6	147.6
Purchase price and foreign currency translation adjustments	(8.2)	(1.4)	(5.2)	(5.9)	(20.7)
Balance as of the end of the second quarter of fiscal 2020	$1,964.8	$400.1	$440.2	$1,002.4	$3,807.5

NOTE 5. INVENTORIES
Inventories consisted of the following:

	Second Quarter of	Fiscal Year End
As of	2020	2019
(In millions)
Raw materials	$95.7	$95.8
Work-in-process	13.3	13.2
Finished goods	229.6	203.1
Total inventories	$338.6	$312.1

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
The following Reporting Segment tables reflect the results of our reportable operating segments under our management reporting system. These results are not necessarily in conformity with U.S. GAAP. We present segment revenue and income excluding the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting. Segment income presented also excludes the effects of certain acquired capitalized commissions that were eliminated in purchase accounting, as though the acquired companies operated independently in the periods presented. This is consistent with the way the chief operating decision maker evaluates each of the segment's performance and allocates resources.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Second Quarter of Fiscal 2020
Revenue	$295.2	$145.2	$142.9	$150.3	$733.6
Acquired deferred revenue adjustment	0.1	—	0.9	0.6	1.6
Segment revenue	$295.3	$145.2	$143.8	$150.9	$735.2

Operating income	$86.6	$37.4	$48.3	$13.8	$186.1
Acquired deferred revenue adjustment	0.1	—	0.9	0.6	1.6
Amortization of acquired capitalized commissions	(1.3)	—	(0.1)	—	(1.4)
Segment operating income	$85.4	$37.4	$49.1	$14.4	$186.3

Depreciation expense	$2.0	$1.5	$1.3	$1.1	$5.9

Second Quarter of Fiscal 2019
Revenue	$339.0	$164.4	$152.6	$198.8	$854.8
Acquired deferred revenue adjustment	0.9	—	0.1	—	1.0
Segment revenue	$339.9	$164.4	$152.7	$198.8	$855.8

Operating income	$85.3	$31.1	$45.4	$32.9	$194.7
Acquired deferred revenue adjustment	0.9	—	0.1	—	1.0
Amortization of acquired capitalized commissions	(1.6)	—	—	—	(1.6)
Segment operating income	$84.6	$31.1	$45.5	$32.9	$194.1

Depreciation expense	$2.1	$1.6	$1.1	$1.2	$6.0

First Two Quarters of Fiscal 2020
Revenue	592.0	$291.4	$321.9	$320.6	$1,525.9
Acquired deferred revenue adjustment	0.2	—	2.2	0.9	3.3
Segment revenue	$592.2	$291.4	$324.1	$321.5	$1,529.2

Operating income	$148.7	$67.9	$113.9	$30.5	$361.0
Acquired deferred revenue adjustment	0.2	—	2.2	0.9	3.3
Amortization of acquired capitalized commissions	(2.7)	—	(0.1)	(0.1)	(2.9)
Segment operating income	$146.2	$67.9	$116.0	$31.3	$361.4

Depreciation expense	$4.1	$2.9	$2.6	$2.2	$11.8

First Two Quarters of Fiscal 2019
Revenue	$631.0	$325.6	$311.9	$387.9	$1,656.4
Acquired deferred revenue adjustment	3.6	—	0.3	—	$3.9
Segment revenue	$634.6	$325.6	$312.2	$387.9	$1,660.3

Operating income	$146.7	$60.5	$96.4	$64.1	367.7
Acquired deferred revenue adjustment	3.6	—	0.3	—	3.9
Amortization of acquired capitalized commissions	(3.2)	—	(0.1)	—	(3.3)
Segment operating income	$147.1	$60.5	$96.6	$64.1	$368.3

Depreciation expense	$4.2	$3.2	$2.2	$2.3	$11.9

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of the end of the Second Quarter of Fiscal 2020
Accounts receivable, net	$166.6	$90.3	$81.1	$140.8	$478.8
Inventories	63.5	129.4	44.7	101.0	338.6
Goodwill	1,964.8	400.1	440.2	1,002.4	3,807.5
As of Fiscal Year End 2019
Accounts receivable, net	232.0	115.5	93.3	167.4	608.2
Inventories	67.1	125.0	45.5	74.5	312.1
Goodwill	$1,973.0	$401.5	$445.4	$860.7	$3,680.6

A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes is as follows:

	Second Quarter of		First Two Quarters of
	2020	2019	2020	2019
(In millions)
Consolidated segment operating income	$186.3	$194.1	$361.4	$368.3
Unallocated corporate expense	(16.4)	(18.3)	(30.3)	(36.8)
Restructuring charges	(5.2)	(2.9)	(8.4)	(6.6)
COVID-19 expenses	0.2	—	(3.6)	—
Acquired deferred revenue adjustment	(1.6)	(1.0)	(3.3)	(3.9)
Amortization of purchased intangible assets	(39.8)	(43.5)	(80.2)	(87.8)
Stock-based compensation and deferred compensation	(25.4)	(18.3)	(29.9)	(37.4)
Amortization of acquired capitalized commissions	1.4	1.6	2.9	3.3
Acquisition / divestiture items	(1.9)	(2.0)	(12.7)	(3.1)
Consolidated operating income	97.6	109.7	195.9	196.0
Non-operating income (expense), net	(6.7)	5.7	(25.6)	(5.4)
Consolidated income before taxes	$90.9	$115.4	$170.3	$190.6

On a total Company basis, the disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Second Quarter of Fiscal 2020
North America	$175.6	$57.7	$51.8	$117.0	$402.1
Europe	78.0	45.1	63.3	20.7	207.1
Asia Pacific	36.4	33.4	14.0	7.0	90.8
Rest of World	5.3	9.0	14.7	6.2	35.2
Total consolidated revenue	$295.3	$145.2	$143.8	$150.9	$735.2
Second Quarter of Fiscal 2019
North America	$199.2	$71.3	$52.9	$161.9	$485.3
Europe	90.0	56.0	68.0	22.9	236.9
Asia Pacific	42.1	26.2	11.9	9.8	90.0
Rest of World	8.6	10.9	19.9	4.2	43.6
Total consolidated revenue	$339.9	$164.4	$152.7	$198.8	$855.8

First Two Quarters of Fiscal 2020
North America	$347.7	$114.5	$105.5	$248.8	$816.5
Europe	159.6	95.8	153.7	39.8	448.9
Asia Pacific	73.5	62.1	31.5	17.5	184.6
Rest of World	11.4	19.0	33.4	15.4	79.2
Total consolidated revenue	$592.2	$291.4	$324.1	$321.5	$1,529.2
First Two Quarters of Fiscal 2019
North America	$364.8	$134.2	$94.8	$313.9	$907.7
Europe	173.9	110.7	156.9	44.0	485.5
Asia Pacific	80.6	57.9	24.6	20.3	183.4
Rest of World	15.3	22.8	35.9	9.7	83.7
Total consolidated revenue	$634.6	$325.6	$312.2	$387.9	$1,660.3

Trimble’s total revenue in the United States as included in the Condensed Consolidated Statements of Income was $368.7 million and $747.5 million and $435.6 million and $824.7 million for the second quarter and first two quarters of fiscal 2020 and 2019, respectively. No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue.

NOTE 7. DEBT
Debt consisted of the following:

As of		Second Quarter of		Fiscal Year End
Instrument	Date of Issuance	2020		2019
(In millions)		Effective interest rate
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
2028 Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
2024 Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Credit Facilities:
2018 Credit Facility, floating rate:
Term Loan, due July 2022	May 2018	3.34%	225.0	225.0
Revolving Credit Facility, due May 2023	May 2018	1.99%	50.0	110.0
Uncommitted facilities, floating rate		1.26%	268.0	218.7
Promissory notes and other debt			0.2	0.3
Unamortized discount and issuance costs			(10.5)	(10.8)
Total debt			1,832.7	1,843.2
Less: Short-term debt			268.2	219.0
Long-term debt			$1,564.5	$1,624.2

Each of our debt agreements requires us to maintain compliance with certain debt covenants. We were compliant with all debt covenants at the end of the second quarter of fiscal 2020.
Debt Maturities
At the end of the second quarter of fiscal 2020, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2020 (Remaining)	$268.2
2021	—
2022	225.0
2023	350.0
2024	400.0
Thereafter	600.0
Total	$1,843.2

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
On May 4, 2020, we entered into a loan amendment to extend the maturity date of the remaining term loan amount of $225.0 million to July 2, 2022. The applicable margin for the term loan was changed as part of the loan amendment. The term loan bears interest, at the Company’s option, at either the alternate base rate (determined in accordance with the Credit Agreement), plus a margin of between 0.750% and 1.625%; (b) an adjusted LIBOR rate (based on one, two, three or six-month interest periods), plus a margin of between 1.750% and 2.625%, with a 1.0% LIBOR rate floor; or (c) an adjusted EURIBOR rate (based on one, two, three or six-month interest periods), plus a margin of between 1.750% and 2.625%, with a 1.0% EURIBOR rate floor. The applicable margin in each case is determined based on either the Company’s credit rating at such time or the Company’s leverage ratio as of its most recently ended fiscal quarter, whichever results in more favorable pricing to the Company.
Uncommitted Facilities
On February 24, 2020 we entered into a line of credit to borrow an amount up to £55.0 million. At the end of the second quarter of fiscal 2020, we had one £55.0 million, two $75.0 million, and one €100.0 million revolving credit facilities, which are uncommitted (the "Uncommitted Facilities"). Generally, these uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.
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
Fair Value on a Recurring Basis
The fair value of assets and liabilities measured and recorded at fair value on a recurring basis at the end of period were as follows:

	Fair Values as of the end of the Second Quarter of Fiscal 2020				Fair Values as of Fiscal Year End 2019
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	$36.1	$—	$—	$36.1	$36.2	$—	$—	$36.2
Derivatives assets (2)	—	0.1	—	0.1	—	0.3	—	0.3
Total assets measured at fair value	$36.1	$0.1	$—	$36.2	$36.2	$0.3	$—	$36.5

Liabilities
Deferred compensation plan liabilities (1)	$36.1	$—	$—	$36.1	$36.2	$—	$—	$36.2
Derivatives liabilities (2)	—	0.3	—	0.3	—	1.0	—	1.0
Contingent consideration liabilities (3)	—	—	6.5	6.5	—	—	19.9	19.9
Total liabilities measured at fair value	$36.1	$0.3	$6.5	$42.9	$36.2	$1.0	$19.9	$57.1

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

(3)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that we acquired. The fair values are estimated using scenario-based methods or option pricing methods based upon estimated future revenues, gross margins, or other milestones. Contingent consideration liabilities are included in Other current and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $2.0 billion and $1.9 billion at the end of the second quarter of fiscal 2020 and at the end of fiscal 2019, respectively, consistent with the carrying values.
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
NOTE 9. DEFERRED COSTS TO OBTAIN CUSTOMER CONTRACTS
Deferred cost to obtain customer contracts of $45.3 million and $45.4 million is included in Other non-current assets in the Condensed Consolidated Balance Sheets at the end of the second quarter of fiscal 2020 and fiscal year end 2019, respectively.
Amortization expense related to deferred costs to obtain customer contracts for the second quarter and the first two quarters of fiscal 2020 and 2019 was $5.6 million and $11.1 million and $5.3 million and $10.9 million, respectively. This expense was included in Sales and marketing expenses in the Condensed Consolidated Statements of Income. There was no impairment loss related to the deferred commissions for either period presented.
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
Accrued warranty expenses of $15.5 million and $16.3 million is included in Other current liabilities in the Condensed Consolidated Balance Sheets at the end of the second quarter of fiscal 2020 and at the end of fiscal 2019.
NOTE 11. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes to our deferred revenue during the second quarter and first two quarters of fiscal 2020 and 2019 were as follows:

	Second Quarter of		First Two Quarters of
(In millions)	2020	2019	2020	2019
Beginning balance of the period	$551.5	$464.4	$541.9	$387.3
Revenue recognized	(130.1)	(85.4)	(331.9)	(223.8)
Net deferred revenue activity	109.6	73.4	321.0	288.9
Ending balance of the period	$531.0	$452.4	$531.0	$452.4

Remaining Performance Obligations
As of the end of the second quarter of fiscal 2020, approximately $1.2 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize revenue of approximately 72% and 17% on these remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.
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
The following table shows the computation of basic and diluted earnings per share:

	Second Quarter of		First Two Quarters of
	2020	2019	2020	2019
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$63.0	$94.6	$124.9	$156.9
Denominator:
Weighted average number of common shares used in basic earnings per share	250.0	251.7	250.0	251.6
Effect of dilutive securities	1.2	2.3	1.5	2.4
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	251.2	254.0	251.5	254.0
Basic earnings per share	$0.25	$0.38	$0.50	$0.62
Diluted earnings per share	$0.25	$0.37	$0.50	$0.62

For the second quarter and the first two quarters of fiscal 2020 and 2019, 2.1 million and 1.8 million and 0.4 million and 0.3 million, respectively, of shares were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

NOTE 13. INCOME TAXES
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), enacted on March 27, 2020, provides tax relief to individuals and businesses in light of the impacts of COVID-19. It did not result in material adjustments to our income tax provision or to our net deferred tax assets as of the end of the second quarter of fiscal 2020.
For the second quarter of fiscal 2020, our effective income tax rate was 30.5%, as compared to 18.0% in the corresponding period in fiscal 2019. For the first two quarters of fiscal 2020, our effective income tax rate was 26.5%, as compared to 17.6% in the corresponding period in fiscal 2019. The increase in the effective income tax rate was primarily attributable to a one time charge related to increased valuation allowance arising from California tax legislation and a lower tax benefit from stock-based compensation deductions.
Our effective tax rate is higher than the U.S. federal statutory rate of 21% primarily due to a one-time valuation allowance arising from California tax legislation.
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
Unrecognized tax benefits of $61.1 million and $59.5 million as of the end of the second quarter of fiscal 2020 and fiscal year end 2019, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in other non-current liabilities and in the deferred tax accounts on our Condensed Consolidated Balance Sheets.
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of the end of the second quarter of fiscal 2020 and fiscal year end 2019, we accrued $12.8 million and $11.5 million, respectively, for interest and penalties, which are recorded in other non-current liabilities on our Condensed Consolidated Balance Sheets.
NOTE 14. COMMITMENTS AND CONTINGENCIES
Commitments
As of the end of the second quarter of fiscal 2020, we had unconditional purchase obligations of approximately $249.1 million. These unconditional purchase obligations primarily represent open non-cancellable purchase orders for material purchases with our vendors.
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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:

•	impact of the COVID-19 pandemic, including upon global or local macroeconomic conditions, our results of operations, and estimates or judgments;

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
The forward-looking statements regarding future events and the future results of Trimble Inc. ("Trimble" or "the Company" or "we" or "our" or "us") are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates, Trimble's current tax structure, including where Trimble's assets are deemed to reside for tax purposes, and the beliefs and assumptions of the management of Trimble.  Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as "may, " "will, " "should, " "could, " "predicts, " "potential, " "continue, " "expects, " "anticipates, " "future, " "intends, " "plans, " "believes, " "estimates, " and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in "Risk Factors" in the Company’s Annual Report on Form 10-K for fiscal year 2019 , as updated by the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2020, and in other reports Trimble files with the Securities and Exchange Commission, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Management believes that the Notes to the Condensed Consolidated Financial Statements have had no significant changes during the first two quarters of fiscal 2020 as compared to the items that we disclosed as our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

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
We continue to experience a shift in revenue towards a more significant mix of software, recurring revenue, and services, which represented 59% of revenue for the first two quarters of fiscal 2020. Our annualized recurring revenue ("ARR") is a performance measure we use to assess the health and trajectory of our business. ARR represents the estimated annualized value of recurring revenue contracts for the quarter, including subscription, maintenance and support, and term licenses. See the section entitled “SUPPLEMENTAL DISCLOSURE OF NON-GAAP FINANCIAL MEASURES AND ANNUALIZED RECURRING REVENUE” for additional details. Our success in driving growth in ARR has positively affected our revenue mix and growth over time. At the end of the second quarter of fiscal 2020, ARR was $1,213.4 million, as compared to $1,149.2 million for the corresponding period in fiscal 2019, representing 6% year over year growth. The growth was driven equally by organic conversion from perpetual licenses to term licenses and subscription revenue as well as acquisition growth.
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
COVID-19 UPDATE
In early March 2020, a novel coronavirus disease (“COVID-19”) was characterized as a pandemic by the World Health Organization. COVID-19 has spread rapidly, with most countries and territories worldwide experiencing confirmed cases of COVID-19, and a high concentration of cases in the United States and many other countries in which we operate. The rapid spread has resulted in authorities around the world implementing numerous measures to contain the virus such as travel bans and restrictions, quarantines, shelter-in-place orders, business shutdowns, and social distancing requirements, some of which that have been subsequently rescinded or modified.

As the COVID-19 pandemic unfolded globally, we moved quickly to transition all our employees to safe working conditions to ensure that our employees have the flexibility and resources they need to stay safe and healthy. Most of our employee base is currently working remotely, and for those who perform essential services on-site, we have implemented measures to ensure a safe and secure working environment based upon health authority guidance. To support our customers, we are continuing to provide the high standard of products and services they expect.

We continue to implement preventative protocols intended to safeguard our employees, customers, suppliers, third-party business partners, and communities, and ensure business continuity in the event government restrictions or severe outbreaks impact our operations. We are following government policies and health authority guidance designed to slow the spread of COVID-19.

The broad implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers, or third-party business partners conduct business. Due to the continued economic disruptions related to COVID-19 that began in the last weeks of March, we experienced a decline in overall sales during the second quarter and first two quarters. Our hardware, associated software, and professional services revenue have been impacted, and we expect they will continue to be impacted for the rest of the year. Our recurring revenue, including software maintenance and subscription, increased during the second quarter and first two quarters mainly due to acquisitions and organic growth, and we expect it will continue to remain stable for the rest of the year. Operating income overall decreased due to revenue shortfalls, partially offset by better gross margin and reduced spending related to cost containment measures as well as natural reductions in spending resulting from COVID-19 restrictions. We expect operating income will be down for the rest of the year due to expected revenue shortfalls, partially offset by cost reductions. As the COVID-19 pandemic is continually evolving, we are uncertain of its ultimate duration, the nature and extent of the impact to our business, condensed consolidated results of operations, and financial condition.
See "Risk Factors" in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended April 3, 2020 for further discussion of the possible impact of the COVID-19 pandemic on our business.

RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin, and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below:

	Second Quarter of		First Two Quarters of
	2020	2019	2020	2019
(In millions)
Revenue:
Product	$412.4	$521.1	$876.2	$1,009.5
Service	156.6	174.6	319.0	333.8
Subscription	164.6	159.1	330.7	313.1
Total revenue	$733.6	$854.8	1,525.9	1,656.4
Gross margin	$405.7	$460.6	$846.7	$898.9
Gross margin as a % of revenue	55.3%	53.9%	55.5%	54.3%
Operating income	$97.6	$109.7	$195.9	$196.0
Operating income as a % of revenue	13.3%	12.8%	12.8%	11.8%
Diluted earnings per share	$0.25	$0.37	$0.50	$0.62

Total non-GAAP revenue *	$735.2	$855.8	$1,529.2	$1,660.3
Non-GAAP operating income *	$169.9	$175.8	$331.1	$331.5
Non-GAAP operating income as a % of Non-GAAP Revenue*	23.1%	20.5%	21.7%	20.0%
Non-GAAP diluted earnings per share *	$0.52	$0.53	$1.01	$0.97
 * See SUPPLEMENTAL DISCLOSURE OF NON-GAAP FINANCIAL MEASURES for further information.
Revenue
Total revenue decreased $121.2 million or 14% and decreased $130.5 million or 8% for the second quarter and the first two quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019, due to declines across all our segments.
By revenue category, product revenue decreased $108.7 million or 21%, service revenue decreased $18.0 million or 10%, and subscription revenue increased $5.5 million or 3% for the second quarter of fiscal 2020, compared to the corresponding period in fiscal 2019. For the first two quarters of fiscal 2020, product revenue decreased $133.3 million or 13%, service revenue decreased $14.8 million or 4%, and subscription revenue increased $17.6 million or 6%, compared to the corresponding period in fiscal 2019. Product revenue decreased primarily due to weakness in our hardware and related software sales across all segments, particularly in Buildings and Infrastructure, Geospatial, and Transportation. Service revenue decreased due to lower professional services associated with customer installations. Subscription revenue increased primarily due to organic growth in Buildings and Infrastructure, and organic growth and acquisition revenue in Resources and Utilities.
Gross Margin
Gross margin varies due to a combination of factors including product mix, pricing, and customer mix, including distribution partners and end user sales.
Gross margin decreased by $54.9 million and decreased by $52.2 million for the second quarter and the first two quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019, primarily due to revenue declines across all segments, partially offset by improved revenue mix within Buildings and Infrastructure, Geospatial, and Resources and Utilities.
Gross margin as a percentage of total revenue was 55.3% and 55.5% for the second quarter and the first two quarters of fiscal 2020, compared to 53.9% and 54.3% for the corresponding periods in fiscal 2019, driven by improved revenue mix, including increased higher margin software maintenance and subscription sales in Buildings and Infrastructure and Resources and Utilities and new product introductions in Geospatial.

Operating Income
Operating income decreased by $12.1 million and decreased by $0.1 million for the second quarter and the first two quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019. Despite the significant revenue declines, gross margin expansion as well as strong cost containment drove better than expected operating income results in Buildings and Infrastructure, Geospatial, and Resources and Utilities.
Operating income as a percentage of total revenue was 13.3% and 12.8% for the second quarter and the first two quarters of fiscal 2020, compared to 12.8% and 11.8% for the corresponding periods in fiscal 2019, due to improved gross margin and operating expense reductions as described in the preceding paragraph.
Research and Development, Sales and Marketing, and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expense are summarized in the following table:

	Second Quarter of		First Two Quarters of
	2020	2019	2020	2019
(In millions)
Research and development	$114.0	$119.6	$232.2	$237.8
Percentage of revenue	15.5%	14.0%	15.2%	14.4%
Sales and marketing	$103.6	$128.8	$235.3	$256.2
Percentage of revenue	14.1%	15.1%	15.4%	15.5%
General and administrative	$68.8	$79.9	$141.8	$162.7
Percentage of revenue	9.4%	9.3%	9.3%	9.8%
Total	$286.4	$328.3	$609.3	$656.7
Overall, R&D, S&M, and G&A expenses decreased by $41.9 million or 13% and decreased by $47.4 million or 7% for the second quarter and the first two quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019.
Research and development expense decreased $5.6 million or 5% and decreased $5.6 million or 2% for the second quarter and the first two quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019. The decrease was primarily due to lower outside services, compensation expense, including incentive compensation, travel reductions, and favorable foreign currency impacts, partially offset by Cityworks and Kuebix acquisition expenses not applicable in the corresponding prior periods.
Overall, research and development expense was 15.5% and 15.2% of revenue in the second quarter and the first two quarters of fiscal 2020, compared to 14.0% and 14.4% in the corresponding periods in fiscal 2019. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue active development of new products.
Sales and marketing expense decreased by $25.2 million or 20% and decreased by $20.9 million or 8% for the second quarter and the first two quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019. The decrease was primarily due to travel reductions, lower advertising costs, lower compensation expense, and favorable foreign currency impacts, partially offset by Cityworks and Kuebix acquisition expenses not applicable in the corresponding prior periods.
Overall, spending for sales and marketing was 14.1% and 15.4% of revenue in the second quarter and the first two quarters of fiscal 2020, respectively, compared to 15.1% and 15.5% in the corresponding periods in fiscal 2019.
General and administrative expense decreased by $11.1 million or 14% and decreased by $20.9 million or 13% for the second quarter and the first two quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019. The decrease was primarily due to lower compensation expense, including incentive compensation, and, to a lesser extent, travel reductions and favorable foreign currency impacts, partially offset by Cityworks and Kuebix acquisition expenses not applicable in the corresponding prior periods.
Overall, general and administrative spending was 9.4% and 9.3% of revenue in the second quarter and the first two quarters of fiscal 2020, compared to 9.3% and 9.8% in the corresponding periods in fiscal 2019.

Amortization of Purchased Intangible Assets

	Second Quarter of		First Two Quarters of
	2020	2019	2020	2019
(In millions)
Cost of sales	$23.2	$23.8	$46.7	$48.0
Operating expenses	16.6	19.7	33.5	39.8
Total amortization expense of purchased intangibles	$39.8	$43.5	$80.2	$87.8
Total amortization expense of purchased intangibles represented 5% of revenue in each of the second quarter and the first two quarters of fiscal 2020 and the corresponding periods in fiscal 2019. The expense for the second quarter and the first two quarters of fiscal 2020 was lower as compared to the corresponding periods in fiscal 2019 due to the expiration of prior acquisitions' amortization.
Non-operating Income (Expense), Net
The components of Non-operating income (expense), net, were as follows:

	Second Quarter of		First Two Quarters of
	2020	2019	2020	2019
(In millions)
Interest expense, net	$(19.6)	$(20.6)	$(40.1)	$(42.5)
Income from equity method investments, net	9.7	12.9	19.1	21.7
Other income (expense), net	3.2	13.4	(4.6)	15.4
Total non-operating income (expense), net	$(6.7)	$5.7	$(25.6)	$(5.4)
Non-operating income (expense), net increased by $12.4 million and $20.2 million for the second quarter and the first two quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019. The increase was primarily due to a prior year gain on sale of an equity interest and, to a lesser extent, a decrease in joint venture profitability and fluctuations in our deferred compensation plan, slightly offset by lower interest expense associated with a decrease in interest rates.
Income Tax Provision
Our effective income tax rate for the second quarter of fiscal 2020 was 30.5%, as compared to 18.0% in the corresponding period in fiscal 2019. For the first two quarters of fiscal 2020, our effective income tax rate was 26.5%, as compared to 17.6% in the corresponding period in fiscal 2019. The increase in the effective income tax rate was primarily attributable to a one time charge related to increased valuation allowance arising from California tax legislation and a lower tax benefit from stock-based compensation deductions.
Our effective tax rate is higher than the U.S. federal statutory rate of 21% primarily due to increased valuation allowance arising from state tax legislation.

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
The following table is a summary of revenue and operating income by segment:

	Second Quarter of		First Two Quarters of
	2020	2019	2020	2019
(In millions)
Buildings and Infrastructure
Segment revenue	$295.3	$339.9	$592.2	$634.6
Segment revenue as a percent of total revenue	40%	40%	39%	38%
Segment operating income	$85.4	$84.6	$146.2	$147.1
Segment operating income as a percent of segment revenue	28.9%	24.9%	24.7%	23.2%
Geospatial
Segment revenue	$145.2	$164.4	$291.4	$325.6
Segment revenue as a percent of total revenue	20%	19%	19%	20%
Segment operating income	$37.4	$31.1	$67.9	$60.5
Segment operating income as a percent of segment revenue	25.8%	18.9%	23.3%	18.6%
Resources and Utilities
Segment revenue	$143.8	$152.7	$324.1	$312.2
Segment revenue as a percent of total revenue	20%	18%	21%	19%
Segment operating income	$49.1	$45.5	$116.0	$96.6
Segment operating income as a percent of segment revenue	34.1%	29.8%	35.8%	30.9%
Transportation
Segment revenue	$150.9	$198.8	$321.5	$387.9
Segment revenue as a percent of total revenue	21%	23%	21%	23%
Segment operating income	$14.4	$32.9	$31.3	$64.1
Segment operating income as a percent of segment revenue	9.5%	16.5%	9.7%	16.5%

The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	Second Quarter of		First Two Quarters of
	2020	2019	2020	2019
(In millions)
Consolidated segment operating income	$186.3	$194.1	$361.4	$368.3
Unallocated corporate expense	(16.4)	(18.3)	(30.3)	(36.8)
Restructuring charges	(5.2)	(2.9)	(8.4)	(6.6)
COVID-19 expenses	0.2	—	(3.6)	—
Acquired deferred revenue adjustment	(1.6)	(1.0)	(3.3)	(3.9)
Amortization of purchased intangible assets	(39.8)	(43.5)	(80.2)	(87.8)
Stock-based compensation and deferred compensation	(25.4)	(18.3)	(29.9)	(37.4)
Amortization of acquired capitalized commissions	1.4	1.6	2.9	3.3
Acquisition / divestiture items	(1.9)	(2.0)	(12.7)	(3.1)
Consolidated operating income	97.6	109.7	195.9	196.0
Non-operating income (expense), net	(6.7)	5.7	(25.6)	(5.4)
Consolidated income before taxes	$90.9	$115.4	$170.3	$190.6
Buildings and Infrastructure
Buildings and Infrastructure revenue decreased $44.6 million or 13% and decreased $42.4 million or 7% for the second quarter and the first two quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019. Segment operating income increased $0.8 million or 1% and decreased $0.9 million or 1% for the second quarter and the first two quarters of fiscal 2020, respectively, compared to the corresponding periods in fiscal 2019.
For the second quarter and the first two quarters of fiscal 2020, revenue decreased primarily due to a decline in civil engineering and construction hardware and associated software sales due to the economic impacts of COVID-19, partially offset by higher subscription revenue. Despite the revenue declines, segment operating income was relatively stable for the second quarter and the first two quarters of fiscal 2020 primarily due to gross margin expansion resulting from a higher mix of software maintenance and subscription revenue, as well as cost reductions.
Geospatial
Geospatial revenue decreased $19.2 million or 12% and decreased $34.2 million or 11% for the second quarter and the first two quarters of fiscal 2020, respectively, compared to the corresponding periods in fiscal 2019. Segment operating income increased $6.3 million or 20% and increased $7.4 million or 12% for the second quarter and the first two quarters of fiscal 2020, respectively, compared to the corresponding periods in fiscal 2019.
For the second quarter and the first two quarters of fiscal 2020, revenue decreased mainly due to weakness in geospatial survey sales from weak macroeconomic conditions, including COVID-19 impacts as well as weakness in oil and gas markets. Despite the revenue declines, segment operating income increased for the second quarter and the first two quarters of fiscal 2020 primarily due to gross margin expansion resulting from new higher-margin product introductions, as well as cost reductions.
Resources and Utilities
Resources and Utilities revenue decreased $8.9 million or 6% and increased $11.9 million or 4% for the second quarter and the first two quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019. Segment operating income increased by $3.6 million or 8% and increased $19.4 million or 20% for the second quarter and the first two quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019.
For the second quarter revenue decreased due to weakness in agriculture OEM sales, partially offset by relative strength in the reseller channel and acquisition revenue, including Cityworks. For the first two quarters, despite the weakness in agriculture OEM sales, revenue increased due to acquisition revenue and strength in agriculture in the first quarter. Segment operating income increased for the second quarter and the first two quarters of fiscal 2020 primarily due to gross margin expansion resulting from higher margin software maintenance and subscription sales, as well as cost reductions.

Transportation
Transportation revenue decreased $47.9 million or 24% and decreased $66.4 million or 17% for the second quarter and the first two quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019. Segment operating income decreased $18.5 million or 56% and decreased $32.8 million or 51% for the second quarter and the first two quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019.
For the second quarter and the first two quarters of fiscal 2020, revenue decreased primarily due to reduced hardware upgrades and subscriber declines, attributable in part due to challenges with the ELD transition as well as COVID-19 impacts. Conversion of customers from perpetual software to subscription products also reduced revenue. Segment operating income decreased for the second quarter and the first two quarters of fiscal 2020 primarily due to the revenue declines as well as higher operating expense due to the Kuebix acquisition, partially offset by cost reductions.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the second quarter of fiscal 2020 and fiscal year end 2019.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter of	Fiscal Year End
As of	2020	2019
(In millions, except percentages)
Cash and cash equivalents	$196.4	$189.2
As a percentage of total assets	3.0%	2.8%
Principal balance of outstanding debt	$1,843.2	$1,854.0

	First Two Quarters of
	2020	2019
(In millions)
Cash provided by operating activities	303.2	$325.5
Cash used in investing activities	(227.4)	(19.8)
Cash used in financing activities	(60.9)	(279.3)
Effect of exchange rate changes on cash and cash equivalents	(7.7)	0.7
Net increase in cash and cash equivalents	$7.2	$27.1
Cash and Cash Equivalents and Short-Term Investments
As of the end of the second quarter of fiscal 2020, cash and cash equivalents totaled $196.4 million compared to $189.2 million as of fiscal year end 2019.
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
Operating Activities
Cash provided by operating activities was $303.2 million for the first two quarters of fiscal 2020, compared to $325.5 million for the first two quarters of fiscal 2019. The decrease of $22.3 million was primarily driven by decreases in accounts receivable, accounts payable, and deferred revenue, partially offset by increases in accrued compensation and benefits and inventory compared with the first two quarters of fiscal 2019, and an increase in net income as adjusted for non-cash items.
Investing Activities
Cash used in investing activities was $227.4 million for the first two quarters of fiscal 2020, compared to $19.8 million for the first two quarters of fiscal 2019. The increase of cash used in investing activities of $207.6 million was primarily due to the Kuebix acquisition.
Financing Activities
Cash used in financing activities was $60.9 million for the first two quarters of fiscal 2020, compared to cash used in financing activities of $279.3 million for the first two quarters of fiscal 2019. The decrease in cash flows used in financing activities of $218.4 million was primarily driven by the increase in debt proceeds, net of repayment.
Debt
During the first two quarters of fiscal 2020, net debt payments were $8.8 million. Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we were in compliance with at the end of the second quarter of fiscal 2020. On May 4, 2020, we entered into a loan amendment with JP Morgan Chase and Bank of America, along with certain other institutional lenders, to extend the maturity date of the remaining term loan amount of $225.0 million to July 2, 2022. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for more information regarding our debt.
SUPPLEMENTAL DISCLOSURE OF NON-GAAP FINANCIAL MEASURES AND ANNUALIZED RECURRING REVENUE
To supplement our condensed consolidated financial information, we believe that the following information is helpful to gain an overall understanding of our past financial performance and prospects for the future. Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The non-GAAP financial measures and detailed explanations to the adjustments to comparable GAAP measures are below.

		Second Quarter				First Two Quarters of
		2020		2019		2020		2019
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$733.6		$854.8		$1,525.9		$1,656.4
Acquired deferred revenue adjustment	(A)	1.6		1.0		3.3		3.9
Non-GAAP Revenue:		$735.2		$855.8		$1,529.2		$1,660.3
GROSS MARGIN:
GAAP gross margin:		$405.7	55.3%	$460.6	53.9%	$846.7	55.5%	$898.9	54.3%
Acquired deferred revenue adjustment	(A)	1.6		1.0		3.3		3.9
Restructuring charges	(B)	0.1		—		0.4		0.2
COVID-19 expenses	( C )	0.3		—		0.3		—
Amortization of purchased intangible assets	(D)	23.2		23.8		46.7		48.0
Stock-based compensation and deferred compensation	(E)	2.0		1.5		2.7		2.9
Acquisition / divestiture items	(F)	—		—		1.7		—
Non-GAAP gross margin:		$432.9	58.9%	$486.9	56.9%	$901.8	59.0%	$953.9	57.5%
OPERATING EXPENSES:
GAAP operating expenses:		$308.1	42.0%	$350.9	41.1%	$650.8	42.7%	$702.9	42.4%
Restructuring charges	(B)	(5.1)		(2.9)		(8.0)		(6.4)
COVID-19 expenses	(C)	0.5		—		(3.3)		—
Amortization of purchased intangible assets	(D)	(16.6)		(19.7)		(33.5)		(39.8)
Stock-based compensation and deferred compensation	(E)	(23.4)		(16.8)		(27.2)		(34.5)
Acquisition / divestiture items	(F)	(1.9)		(2.0)		(11.0)		(3.1)
Amortization of acquired capitalized commissions	(G)	1.4		$1.6		2.9		3.3
Non-GAAP operating expenses:		$263.0	35.8%	$311.1	36.4%	$570.7	37.3%	$622.4	37.5%
OPERATING INCOME:
GAAP operating income:		$97.6	13.3%	$109.7	12.8%	$195.9	12.8%	$196.0	11.8%
Acquired deferred revenue adjustment	(A)	1.6		1.0		3.3		3.9
Restructuring charges	(B)	5.2		2.9		8.4		6.6
COVID-19 expenses	(C)	(0.2)		—		3.6		—
Amortization of purchased intangible assets	(D)	39.8		43.5		80.2		87.8
Stock-based compensation and deferred compensation	(E)	25.4		18.3		29.9		37.4
Acquisition / divestiture items	(F)	1.9		2.0		12.7		3.1
Amortization of acquired capitalized commissions	(G)	(1.4)		(1.6)		(2.9)		(3.3)
Non-GAAP operating income:		$169.9	23.1%	$175.8	20.5%	$331.1	21.7%	$331.5	20.0%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$(6.7)		$5.7		$(25.6)		$(5.4)
Deferred compensation	(E)	(6.8)		(1.1)		(0.6)		(3.9)
Acquisition / divestiture items	(F)	2.4		(13.1)		2.4		(12.8)
Non-GAAP non-operating expense, net:		$(11.1)		$(8.5)		$(23.8)		$(22.1)

			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			( J )		( J )		( J )		( J )
INCOME TAX PROVISION:
GAAP income tax provision:		$27.7	30.5%	$20.8	18.0%	$45.2	26.5%	$33.6	17.6%
Non-GAAP items tax effected	(H)	20.7		9.3		35.9		20.7
Difference in GAAP and Non-GAAP tax rate	(I)	(21.3)		3.3		(28.0)		7.6
Non-GAAP income tax provision:		$27.1	17.1%	$33.4	20.0%	$53.1	17.3%	$61.9	20.0%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$63.0		$94.6		$124.9		$156.9
Acquired deferred revenue adjustment	(A)	1.6		1.0		3.3		3.9
Restructuring charges	(B)	5.2		2.9		8.4		6.6
COVID-19 expenses	(C)	(0.2)		—		3.6		—
Amortization of purchased intangible assets	(D)	39.8		43.5		80.2		87.8
Stock-based compensation and deferred compensation	(E)	18.6		17.2		29.3		33.5
Acquisition / divestiture items	(F)	4.3		(11.1)		15.1		(9.7)
Amortization of acquired capitalized commissions	(G)	(1.4)		(1.6)		(2.9)		(3.3)
Non-GAAP tax adjustments	(H)-(I)	0.6		(12.6)		(7.9)		(28.3)
Non-GAAP net income attributable to Trimble Inc.:		$131.5		$133.9		$254.0		$247.4

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$0.25		$0.37		$0.50		$0.62
Acquired deferred revenue adjustment	(A)	0.01		—		0.01		0.01
Restructuring charges	(B)	0.02		0.01		0.03		0.03
COVID-19 expenses	(C)	—		—		0.01		—
Amortization of purchased intangible assets	(D)	0.16		0.17		0.32		0.34
Stock-based compensation and deferred compensation	(E)	0.07		0.07		0.12		0.13
Acquisition / divestiture items	(F)	0.02		(0.04)		0.06		(0.04)
Amortization of acquired capitalized commissions	(G)	(0.01)		—		(0.01)		(0.01)
Non-GAAP tax adjustments	(H)-(I)	—		(0.05)		(0.03)		(0.11)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$0.52		$0.53		$1.01		$0.97

ADJUSTED EBITDA:
GAAP operating income:		$97.6		$109.7		$195.9		$196.0
Acquired deferred revenue adjustment	(A)	1.6		1.0		3.3		3.9
Restructuring charges	(B)	5.2		2.9		8.4		6.6
COVID-19 expenses	(C)	(0.2)		—		3.6		—
Amortization of purchased intangible assets	(D)	39.8		43.5		80.2		87.8
Stock-based compensation and deferred compensation	(E)	25.4		18.3		29.9		37.4
Acquisition / divestiture items	(F)	1.9		2.0		12.7		3.1
Amortization of acquired capitalized commissions	(G)	(1.4)		(1.6)		(2.9)		(3.3)
Non-GAAP operating income:		169.9		175.8		331.1		331.5
Depreciation expense		9.7		10.1		19.5		20.3
Income from equity method investments, net		9.7		12.9		19.1		21.7
Adjusted EBITDA		$189.3		$198.8		$369.7		$373.5
Non-GAAP Revenue, Non-GAAP Operating Income, and Annualized Recurring Revenue Results
Non-GAAP revenue decreased $120.6 million or 14% and decreased $131.1 million or 8% for the second quarter and the first two quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019, primarily due to weakness in our hardware and related software sales across segments, particularly in Buildings and Infrastructure, Geospatial, and Transportation, impacted primarily by COVID-19. Offsetting the declines, software maintenance and subscription revenue increased due to organic growth in Buildings and Infrastructure, and organic and acquisition revenue in Resources and Utilities.
Non-GAAP operating income decreased $5.9 million or 3% and remained flat for the second quarter and the first two quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019. Despite revenue declines, gross margin expansion as well as cost reductions drove better than expected operating income results in Buildings and Infrastructure, Geospatial, and Resources and Utilities.
At the end of the second quarter of fiscal 2020, ARR was $1,213.4 million, as compared to $1,149.2 million for the corresponding period in fiscal 2019, representing 6% year over year growth. The growth was driven primarily by organic conversion from perpetual licenses to term licenses and subscription revenue as well as acquisition growth.
Annualized Recurring Revenue Explanation
In addition to providing financial measures, we provide an annualized recurring revenue (ARR) performance measure in order to provide investors with a supplementary indicator of the value of our current recurring revenue contracts. ARR represents the estimated annualized value of recurring contracts for the quarter, including subscription, maintenance and support, and term licenses. ARR is calculated by adding the portion of the contract value of all of our term licenses attributable to the current quarter to our non-GAAP recurring revenue for the current quarter and dividing that sum by the number of days in the quarter and then multiplying that quotient by 365. ARR should be viewed independently of revenue and deferred revenue as it is a performance measure and is not intended to be combined with or to replace either of those items.
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
Non-GAAP gross margin
We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions, and manufacturing costs influence our business. Non-GAAP gross margin excludes the effects of acquired deferred revenue that was written down to fair value in purchase accounting, restructuring charges, COVID-19 expenses, amortization of purchased intangible assets, stock-based compensation, deferred compensation, and acquisition/divestiture items associated with the acceleration of acquisition stock options from GAAP gross margin. We believe that these adjustments offer investors additional information that may be useful to view trends in our gross margin performance.
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring charges, COVID-19 expenses, amortization of purchased intangible assets, stock-based compensation, deferred compensation, and acquisition/divestiture items associated with external and incremental costs resulting directly from merger and acquisition activities such as: legal, due diligence, integration, and other costs including the acceleration of acquisition stock options, adjustments to the fair value of earn-out liabilities, and the effects of certain acquired capitalized commissions that were eliminated in purchase accounting from GAAP operating expenses. We believe that these adjustments offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the second quarter and the first two quarters of fiscal 2020, revenue was negatively impacted by foreign currency exchange rates by $6.7 million and $14.5 million, respectively. Operating income was favorably impacted by foreign currency exchange rates by $0.6 million and $0.4 million, respectively.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, New Zealand dollars, Australian dollars, Brazilian Real, and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the second quarter of fiscal 2020 and fiscal year end 2019 are summarized as follows (in millions):

	Second Quarter of Fiscal 2020		Fiscal Year End 2019
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(96.7)	$0.1	$(84.3)	$0.3
Sold	$55.1	$(0.3)	$159.2	$(1.0)

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
(b) Internal Control Over Financial Reporting.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact on our internal controls over financial reporting despite the fact that most of our employees continue working remotely due to the COVID-19 pandemic. We are regularly monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in litigation arising out of the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries' property is subject.
ITEM 1A. RISK FACTORS

A description of factors that could materially affect our business, financial condition, or operating results is included under "Risk and Uncertainties" in Item 1A of Part I of our 2019 Annual Report on Form 10-K, as updated by the risk factor included under “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended April 3, 2020, is incorporated herein by reference. There have been no material changes to the risk factor disclosure since our 2019 Annual Report on Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended April 3, 2020. The risk factors described in our Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended April 3, 2020, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions, and/or operating results. Our risk factors may materially affect our business, financial condition, or results of operations. They should be considered carefully, in addition to the information set forth elsewhere in this Form 10-Q. Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial, or that could apply to any company could also materially and adversely affect our business, financial condition, or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) The following table provides information relating to our purchases of equity securities for the first two quarters of fiscal 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 4, 2020 – February 7, 2020	—	$—	—	$172,360,707
February 8, 2020 – March 6, 2020	961,520	$41.6	961,520	$132,360,922
March 7, 2020 – April 3, 2020	276,082	$36.22	276,082	$122,360,954
April 4, 2020 – May 8, 2020	—	$—	—	$122,360,954
May 9, 2020 – June 5, 2020	—	$—	—	$122,360,954
June 6, 2020 – July 3, 2020	—	$—	—	$122,360,954
Total	1,237,602		1,237,602
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
10.1
Extension and Amendment Agreement, dated May 4, 2020, amending Credit Agreement dated May 15, 2018, by and among Trimble Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (4)

10.2	2002 Stock Plan - Form of performance stock unit award agreement (officers, TSR-based). (5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2020. (5)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2020. (5)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7,2020. (5)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2020. (5)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2020, formatted in Inline XBRL.

(1)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(2)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 15, 2019.

(3)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.

(4)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2020 (SEC file no. 001-14845 20853433).

(5)	Furnished or filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE INC.
(Registrant)

By:	/s/ David G. Barnes
David G. Barnes
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: August 7, 2020