Form 10-Q
period 2020-10-02
TRIMBLE INC.
filed 2020-11-06
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 2, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
As of November 4, 2020, there were 250,175,639 shares of Common Stock, par value $0.001 per share, outstanding.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended October 2, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Third Quarter of	Fiscal Year End
As of	2020	2019
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$184.0	$189.2
Accounts receivable, net	488.9	608.2
Inventories	318.5	312.1
Other current assets	109.2	102.3
Total current assets	1,100.6	1,211.8
Property and equipment, net	251.6	241.4
Operating lease right-of-use assets	131.2	140.3
Goodwill	3,837.4	3,680.6
Other purchased intangible assets, net	610.1	678.7
Deferred income tax assets	456.5	475.5
Other non-current assets	236.9	212.4
Total assets	$6,624.3	$6,640.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$279.6	$219.0
Accounts payable	131.4	159.3
Accrued compensation and benefits	152.7	123.5
Deferred revenue	445.2	490.4
Other current liabilities	182.6	198.1
Total current liabilities	1,191.5	1,190.3
Long-term debt	1,390.6	1,624.2
Deferred revenue, non-current	56.4	51.5
Deferred income tax liabilities	309.4	318.2
Income taxes payable	61.8	69.1
Operating lease liabilities	111.5	114.1
Other non-current liabilities	151.8	152.9
Total liabilities	3,273.0	3,520.3
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 250.2 and 249.9 shares issued and outstanding at the end of the third quarter of 2020 and fiscal year end 2019, respectively	0.3	0.2
Additional paid-in-capital	1,778.7	1,692.8
Retained earnings	1,732.0	1,602.8
Accumulated other comprehensive loss	(161.0)	(176.8)
Total Trimble Inc. stockholders' equity	3,350.0	3,119.0
Noncontrolling interests	1.3	1.4
Total stockholders' equity	3,351.3	3,120.4
Total liabilities and stockholders' equity	$6,624.3	$6,640.7
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
(In millions, except per share amounts)	2020	2019	2020	2019
Revenue:
Product	$461.4	$458.8	$1,337.6	$1,468.3
Service	160.7	168.0	479.7	501.8
Subscription	170.0	157.1	500.7	470.2
Total revenue	792.1	783.9	2,318.0	2,440.3
Cost of sales:
Product	221.2	230.8	630.7	718.5
Service	55.5	58.9	175.1	192.2
Subscription	52.4	48.9	155.8	137.4
Amortization of purchased intangible assets	23.3	23.3	70.0	71.3
Total cost of sales	352.4	361.9	1,031.6	1,119.4
Gross margin	439.7	422.0	1,286.4	1,320.9
Operating expense:
Research and development	117.9	112.3	350.1	350.1
Sales and marketing	111.6	119.7	346.9	375.9
General and administrative	79.4	77.2	221.2	239.9
Restructuring charges	12.1	3.6	20.1	10.0
Amortization of purchased intangible assets	16.7	17.5	50.2	57.3
Total operating expense	337.7	330.3	988.5	1,033.2
Operating income	102.0	91.7	297.9	287.7
Non-operating expense, net:
Interest expense, net	(19.6)	(19.7)	(59.7)	(62.2)
Income from equity method investments, net	10.8	8.8	29.9	30.5
Other income (expense), net	3.2	(1.9)	(1.4)	13.5
Total non-operating expense, net	(5.6)	(12.8)	(31.2)	(18.2)
Income before taxes	96.4	78.9	266.7	269.5
Income tax provision	11.6	0.8	56.8	34.4
Net income	84.8	78.1	209.9	235.1
Net income attributable to noncontrolling interests	0.1	—	0.3	0.1
Net income attributable to Trimble Inc.	$84.7	$78.1	$209.6	$235.0
Earnings per share attributable to Trimble Inc.:
Basic	$0.34	$0.31	$0.84	$0.94
Diluted	$0.34	$0.31	$0.83	$0.93
Shares used in calculating earnings per share:
Basic	250.7	250.4	250.4	251.2
Diluted	252.8	252.1	251.9	253.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
	2020	2019	2020	2019
(In millions)
Net income	$84.8	$78.1	$209.9	$235.1
Foreign currency translation adjustments, net of tax	37.3	(26.9)	15.6	(21.4)
Net unrealized income, net of tax	—	—	0.2	0.2
Comprehensive income	122.1	51.2	225.7	213.9
Comprehensive income attributable to noncontrolling interests	0.1	—	0.3	0.1
Comprehensive income attributable to Trimble Inc.	$122.0	$51.2	$225.4	$213.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2019	249.9	$0.2	$1,692.8	$1,602.8	$(176.8)	$3,119.0	$1.4	$3,120.4
Net income	—	—	—	61.9	—	61.9	—	61.9
Other comprehensive income	—	—	—	—	(54.1)	(54.1)	—	(54.1)
Comprehensive income						7.8		7.8
Issuance of common stock under employee plans, net of tax withholdings	1.0	—	20.4	(7.7)	—	12.7	—	12.7
Stock repurchases	(1.2)	—	(8.4)	(41.6)	—	(50.0)	—	(50.0)
Stock-based compensation	—	—	11.8	—	—	11.8	—	11.8
Noncontrolling interest investments	—	—	—	—	—	—	(0.4)	(0.4)
Balance at the end of the first quarter of fiscal 2020	249.7	0.2	1,716.6	1,615.4	(230.9)	3,101.3	1.0	3,102.3
Net income	—	—	—	63.0	—	63.0	0.2	63.2
Other comprehensive income	—	—	—	—	32.6	32.6	—	32.6
Comprehensive income						95.6		95.8
Issuance of common stock under employee plans, net of tax withholdings	0.5	—	1.9	(6.0)	—	(4.1)	—	(4.1)
Stock-based compensation	—	—	19.1	—	—	19.1	—	19.1
Balance at the end of the second quarter of fiscal 2020	250.2	0.2	1,737.6	1,672.4	(198.3)	3,211.9	1.2	3,213.1
Net income	—	—	—	84.7	—	84.7	0.1	84.8
Other comprehensive income	—	—	—	—	37.3	37.3	—	37.3
Comprehensive income						122.0		122.1
Issuance of common stock under employee plans, net of tax withholdings	0.6	0.1	17.8	(1.2)	—	16.7	—	16.7
Stock repurchases	(0.6)	—	(4.1)	(23.9)	—	(28.0)	—	(28.0)
Stock-based compensation	—	—	27.4	—	—	27.4	—	27.4
Balance at the end of the third quarter of fiscal 2020	250.2	$0.3	$1,778.7	$1,732.0	$(161.0)	$3,350.0	$1.3	$3,351.3

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2018	250.9	$0.3	$1,591.9	$1,268.3	$(186.1)	$2,674.4	$0.4	$2,674.8
Net income	—	—	—	62.3	—	62.3	0.1	62.4
Other comprehensive income	—	—	—	—	3.6	3.6	—	3.6
Comprehensive income						65.9		66.0
Issuance of common stock under employee plans, net of tax withholdings	1.6	—	33.3	(7.7)	—	25.6	—	25.6
Stock repurchases	(1.0)	—	(6.5)	(33.5)	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	16.6	—	—	16.6	—	16.6
Non-controlling interest investment	—	—	(0.8)	—	—	(0.8)	0.8	—
Balance at the end of the first quarter of fiscal 2019	251.5	0.3	1,634.5	1,289.4	(182.5)	2,741.7	1.3	2,743.0
Net income	—	—	—	94.6	—	94.6	—	94.6
Other comprehensive income	—	—	—	—	2.1	2.1	—	2.1
Comprehensive income						96.7		96.7
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	1.7	(13.5)	—	(11.8)	—	(11.8)
Stock repurchases	(0.4)	—	(2.9)	(16.1)	—	(19.0)	—	(19.0)
Stock-based compensation	—	—	16.4	—	—	16.4	—	16.4
Balance at the end of the second quarter of fiscal 2019	251.8	0.3	1,649.7	1,354.4	(180.4)	2,824.0	1.3	2,825.3
Net income	—	—	—	78.1	—	78.1	—	78.1
Other comprehensive income	—	—	—	—	(26.9)	(26.9)	—	(26.9)
Comprehensive income						51.2		51.2
Issuance of common stock under employee plans, net of tax withholdings	0.6	—	15.5	(0.7)	—	14.8	—	14.8
Stock repurchases	(3.3)	(0.1)	(21.2)	(99.5)	—	(120.8)		(120.8)
Stock-based compensation	—	—	17.6	—	—	17.6		17.6
Balance at the end of the third quarter of fiscal 2019	249.1	$0.2	$1,661.6	$1,332.3	$(207.3)	$2,786.8	$1.3	$2,788.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters of
(In millions)	2020	2019
Cash flow from operating activities:
Net income	$209.9	$235.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	29.4	29.7
Amortization expense	120.2	128.6
Provision for doubtful accounts	7.8	5.4
Deferred income taxes	12.1	4.4
Non-cash restructuring expense	8.7	2.6
Stock-based compensation	57.1	52.1
Income from equity method investments, net of dividends	(22.4)	(9.5)
Provision for excess and obsolete inventories	13.3	4.8
Other, net	21.3	(8.5)
(Increase) decrease in assets:
Accounts receivable, net	108.4	16.8
Inventories	(19.1)	1.7
Other current and non-current assets	12.3	10.4
Increase (decrease) in liabilities:
Accounts payable	(26.7)	13.6
Accrued compensation and benefits	26.1	(52.3)
Deferred revenue	(42.0)	33.4
Other current and non-current liabilities	(32.7)	(5.5)
Net cash provided by operating activities	483.7	462.8
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(198.9)	(28.6)
Acquisitions of property and equipment	(45.1)	(54.6)
Other, net	(0.1)	14.5
Net cash used in investing activities	(244.1)	(68.7)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	25.3	28.4
Repurchases of common stock	(78.0)	(179.8)
Proceeds from debt and revolving credit lines	1,030.1	818.0
Payments on debt and revolving credit lines	(1,209.6)	(1,033.6)
Other, net	(10.9)	(10.2)
Net cash used in financing activities	(243.1)	(377.2)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(4.8)
Net increase (decrease) in cash and cash equivalents	(5.2)	12.1
Cash and cash equivalents - beginning of period	189.2	172.5
Cash and cash equivalents - end of period	$184.0	$184.6
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
Basis of Presentation
We use a 52- to 53-week fiscal year ending on the Friday nearest to December 31. Fiscal 2020 is a 52-week year ending on January 1, 2021, and fiscal 2019 was a 53-week year ended on January 3, 2020. The quarters ended October 2, 2020 and September 27, 2019 each included 13 weeks. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in its Condensed Consolidated Financial Statements and accompanying notes. Estimates and assumptions are used for revenue recognition, including determining the nature and timing of satisfaction of performance obligations and determining standalone selling price of performance obligations, allowances for doubtful accounts, sales returns reserve, inventory valuation, warranty costs, investments, acquired intangibles, goodwill and intangibles impairments, other long-lived asset impairments, stock-based compensation, and income taxes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. The global economic climate and unanticipated effects from the COVID-19 pandemic make these estimates more complex, and actual results could differ materially from those estimates.
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting polices during the first three quarters of fiscal 2020 from those disclosed in our most recent Form 10-K, except for the adoption of the standards discussed below.
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
Recently issued Accounting Pronouncements not yet adopted
Income Taxes - Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued amendments to the accounting for Income Taxes to reduce complexity by removing certain exceptions and implementing targeted simplifications. The new standard is effective for us beginning in fiscal 2021. Early adoption is permitted. We are currently evaluating the effect of the amendments and do not expect the adoption to have a material impact on our Condensed Consolidated Financial Statements.
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
During the third quarter and first three quarters of fiscal 2020, we repurchased approximately 0.6 million and 1.8 million, respectively, shares of common stock in open market purchases at an average price of $48.70 per share and $43.03 per share for a total of $28.0 million and $78.0 million, respectively, under the 2017 Stock Repurchase Program.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase is charged to retained earnings. Common stock repurchases under the 2017 Stock Repurchase Program were recorded based upon the trade date for accounting purposes. At the end of the third quarter of fiscal 2020, the 2017 Stock Repurchase Program had remaining authorized funds of $94.4 million.
NOTE 4. BUSINESS COMBINATIONS
During the first quarter of fiscal 2020, we acquired Kuebix with total purchase consideration of $201.1 million. There were no other material acquisitions during the first three quarters of fiscal 2020. Kuebix is a leading transportation management system provider and creator of North America's largest connected shipping community. This acquisition will enable us to create a new platform for planning, execution, and freight demand-capacity matching. The Condensed Consolidated Statements of Income include the operating results of the acquired business from the date of acquisition. The acquisition contributed less than 1% to our total revenue during the first three quarters of fiscal 2020.
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
Intangible Assets
The following table presents details of the Company’s total intangible assets:

As of	Third Quarter of Fiscal 2020			Fiscal Year End 2019
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$1,318.7	$(993.4)	$325.3	$1,266.7	$(923.4)	$343.3
Trade names and trademarks	76.4	(68.4)	8.0	74.8	(59.8)	15.0
Customer relationships	779.8	(507.7)	272.1	769.8	(465.6)	304.2
Distribution rights and other intellectual property	68.7	(64.0)	4.7	79.7	(63.5)	16.2
	$2,243.6	$(1,633.5)	$610.1	$2,191.0	$(1,512.3)	$678.7
The estimated future amortization expense of purchased intangible assets as of the end of the third quarter of fiscal 2020 was as follows:

(In millions)
2020 (Remaining)	$37.8
2021	138.1
2022	118.9
2023	105.6
2024	80.1
Thereafter	129.6
Total	$610.1
Goodwill
The changes in the carrying amount of goodwill by segment for the first three quarters of fiscal 2020 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of fiscal year end 2019	$1,973.0	$401.5	$445.4	$860.7	$3,680.6
Additions due to acquisitions	—	—	0.4	147.6	148.0
Purchase price and foreign currency translation adjustments	9.1	4.0	(0.4)	(3.9)	8.8
Balance as of the end of the third quarter of fiscal 2020	$1,982.1	$405.5	$445.4	$1,004.4	$3,837.4

NOTE 5. INVENTORIES
Inventories consisted of the following:

	Third Quarter of	Fiscal Year End
As of	2020	2019
(In millions)
Raw materials	$95.7	$95.8
Work-in-process	16.1	13.2
Finished goods	206.7	203.1
Total inventories	$318.5	$312.1
NOTE 6. SEGMENT INFORMATION
Our operating segments are determined based on how the Company's chief operating decision maker views and evaluates operations. Our reportable segments are described below:
•Buildings and Infrastructure: This segment primarily serves customers working in architecture, engineering, construction, and operations and maintenance.
•Geospatial: This segment primarily serves customers working in surveying, engineering, government, and land management.
•Resources and Utilities: This segment primarily serves customers working in agriculture, forestry, and utilities.
•Transportation: This segment primarily serves customers working in long haul trucking, field service management, rail, and military aviation.
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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Third Quarter of Fiscal 2020
Revenue	$317.4	$165.6	$150.2	$158.9	$792.1
Acquired deferred revenue adjustment	—	—	0.4	0.3	0.7
Segment revenue	$317.4	$165.6	$150.6	$159.2	$792.8

Operating income	$97.2	$51.4	$53.9	$8.3	$210.8
Acquired deferred revenue adjustment	—	—	0.4	0.3	0.7
Amortization of acquired capitalized commissions	(1.3)	—	—	—	(1.3)
Segment operating income	$95.9	$51.4	$54.3	$8.6	$210.2

Depreciation expense	$2.0	$1.5	$1.5	$0.9	$5.9

Third Quarter of Fiscal 2019
Revenue	$309.6	$155.1	$120.9	$198.3	$783.9
Acquired deferred revenue adjustment	0.2	—	0.2	—	0.4
Segment revenue	$309.8	$155.1	$121.1	$198.3	$784.3

Operating income	$83.0	$30.6	$34.3	$31.2	$179.1
Acquired deferred revenue adjustment	0.2	—	0.2	—	0.4

Amortization of acquired capitalized commissions	(1.5)	—	—	—	(1.5)
Segment operating income	$81.7	$30.6	$34.5	$31.2	$178.0

Depreciation expense	$1.9	$1.5	$1.0	$1.0	$5.4

First Three Quarters of Fiscal 2020
Revenue	$909.4	$457.0	$472.1	$479.5	$2,318.0
Acquired deferred revenue adjustment	0.2	—	2.6	1.2	4.0
Segment revenue	$909.6	$457.0	$474.7	$480.7	$2,322.0

Operating income	$245.9	$119.3	$167.8	$38.8	$571.8
Acquired deferred revenue adjustment	0.2	—	2.6	1.2	4.0
Amortization of acquired capitalized commissions	(4.0)	—	(0.1)	(0.1)	(4.2)
Segment operating income	$242.1	$119.3	$170.3	$39.9	$571.6

Depreciation expense	$6.1	$4.4	$4.1	$3.1	$17.7

First Three Quarters of Fiscal 2019
Revenue	$940.6	$480.7	$432.8	$586.2	$2,440.3
Acquired deferred revenue adjustment	3.8	—	0.5	—	$4.3
Segment revenue	$944.4	$480.7	$433.3	$586.2	$2,444.6

Operating income	$229.7	$91.1	$130.7	$95.3	546.8
Acquired deferred revenue adjustment	3.8	—	0.5	—	4.3
Amortization of acquired capitalized commissions	(4.7)	—	(0.1)	—	(4.8)
Segment operating income	$228.8	$91.1	$131.1	$95.3	$546.3

Depreciation expense	$6.1	$4.7	$3.2	$3.3	$17.3

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of the end of the Third Quarter of Fiscal 2020
Accounts receivable, net	$169.9	$106.7	$75.2	$137.1	$488.9
Inventories	59.6	125.0	46.4	87.5	318.5
Goodwill	1,982.1	405.5	445.4	1,004.4	3,837.4
As of Fiscal Year End 2019
Accounts receivable, net	232.0	115.5	93.3	167.4	608.2
Inventories	67.1	125.0	45.5	74.5	312.1
Goodwill	1,973.0	401.5	445.4	860.7	3,680.6
A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes is as follows:

	Third Quarter of		First Three Quarters of
	2020	2019	2020	2019
(In millions)
Consolidated segment operating income	$210.2	$178.0	$571.6	$546.3
Unallocated corporate expense	(18.4)	(16.1)	(48.7)	(52.9)
Restructuring charges / executive transition costs	(13.5)	(3.6)	(21.9)	(10.2)
COVID-19 expenses	(1.2)	—	(4.8)	—
Acquired deferred revenue adjustment	(0.7)	(0.4)	(4.0)	(4.3)
Amortization of purchased intangible assets	(40.0)	(40.8)	(120.2)	(128.6)
Stock-based compensation / deferred compensation	(32.0)	(18.5)	(61.9)	(55.9)
Amortization of acquired capitalized commissions	1.3	1.5	4.2	4.8
Acquisition / divestiture items	(3.7)	(8.4)	(16.4)	(11.5)
Consolidated operating income	102.0	91.7	297.9	287.7
Non-operating expense, net	(5.6)	(12.8)	(31.2)	(18.2)
Consolidated income before taxes	$96.4	$78.9	$266.7	$269.5
On a total Company basis, the disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Third Quarter of Fiscal 2020
North America	$179.5	$64.8	$42.5	$128.4	$415.2
Europe	85.5	56.9	62.5	18.5	223.4
Asia Pacific	45.3	35.0	16.8	8.7	105.8
Rest of World	7.1	8.9	28.8	3.6	48.4
Total consolidated revenue	$317.4	$165.6	$150.6	$159.2	$792.8
Third Quarter of Fiscal 2019
North America	$180.9	$63.4	$35.9	$157.5	$437.7
Europe	79.9	49.5	54.2	21.9	205.5
Asia Pacific	41.3	30.4	10.4	9.3	91.4
Rest of World	7.7	11.8	20.6	9.6	49.7
Total consolidated revenue	$309.8	$155.1	$121.1	$198.3	$784.3

First Three Quarters of Fiscal 2020
North America	$527.2	$179.3	$148.0	$377.2	$1,231.7
Europe	245.1	152.7	216.2	58.3	672.3
Asia Pacific	118.8	97.1	48.3	26.2	290.4
Rest of World	18.5	27.9	62.2	19.0	127.6
Total consolidated revenue	$909.6	$457.0	$474.7	$480.7	$2,322.0
First Three Quarters of Fiscal 2019
North America	$545.7	$197.6	$130.7	$471.4	$1,345.4
Europe	253.8	160.2	211.1	65.9	691.0
Asia Pacific	121.9	88.3	35.0	29.6	274.8
Rest of World	23.0	34.6	56.5	19.3	133.4
Total consolidated revenue	$944.4	$480.7	$433.3	$586.2	$2,444.6

Trimble’s total revenue in the United States as included in the Condensed Consolidated Statements of Income was $377.5 million and $1,125.0 million and $404.1 million and $1,228.8 million for the third quarter and first three quarters of fiscal 2020 and 2019, respectively. No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue.
NOTE 7. DEBT
Debt consisted of the following:

As of		Third Quarter of		Fiscal Year End
Instrument	Date of Issuance	2020		2019
(In millions)		Effective interest rate
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
2028 Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
2024 Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Credit Facilities:
2018 Credit Facility, floating rate:
Term Loan, due July 2022	May 2018	3.33%	100.0	225.0
Revolving Credit Facility, due May 2023	May 2018	1.55%	—	110.0
Uncommitted facilities, floating rate		1.16%	279.6	218.7
Promissory notes and other debt			0.1	0.3
Unamortized discount and issuance costs			(9.5)	(10.8)
Total debt			1,670.2	1,843.2
Less: Short-term debt			279.6	219.0
Long-term debt			$1,390.6	$1,624.2
Each of our debt agreements requires us to maintain compliance with certain debt covenants. We were compliant with all debt covenants at the end of the third quarter of fiscal 2020.
Debt Maturities
At the end of the third quarter of fiscal 2020, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2020 (Remaining)	$279.6
2021	0.1
2022	100.0
2023	300.0
2024	400.0
Thereafter	600.0
Total	$1,679.7
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
On May 4, 2020, we entered into a loan amendment to extend the maturity date of the remaining term loan amount of $225.0 million to July 2, 2022. The applicable margin for the term loan was changed as part of the loan amendment. The term loan bears interest, at the Company’s option, at either the alternate base rate (determined in accordance with the Credit Agreement), plus a margin of between 0.750% and 1.625%; (b) an adjusted LIBOR rate (based on one, two, three or six-month interest periods), plus a margin of between 1.750% and 2.625%, with a 1.0% LIBOR rate floor; or (c) an adjusted EURIBOR rate (based on one, two, three or six-month interest periods), plus a margin of between 1.750% and 2.625%, with a 1.0% EURIBOR rate floor. The applicable margin in each case is determined based on either the Company’s credit rating at such time or the Company’s leverage ratio as of its most recently ended fiscal quarter, whichever results in more favorable pricing to the Company. At the end of the third quarter of fiscal 2020, $100.0 million was outstanding under the Term Loan.
Uncommitted Facilities
On February 24, 2020 we entered into a line of credit to borrow an amount up to £55.0 million. At the end of the third quarter of fiscal 2020, we had one £55.0 million, two $75.0 million, and one €100.0 million revolving credit facilities, which are uncommitted (the "Uncommitted Facilities"). Generally, these uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.
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
Fair Value on a Recurring Basis
The fair value of assets and liabilities measured and recorded at fair value on a recurring basis at the end of period were as follows:

	Fair Values as of the end of the Third Quarter of Fiscal 2020				Fair Values as of Fiscal Year End 2019
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	$37.2	$—	$—	$37.2	$36.2	$—	$—	$36.2
Derivatives assets (2)	—	0.4	—	0.4	—	0.3	—	0.3
Total assets measured at fair value	$37.2	$0.4	$—	$37.6	$36.2	$0.3	$—	$36.5

Liabilities
Deferred compensation plan liabilities (1)	$37.2	$—	$—	$37.2	$36.2	$—	$—	$36.2
Derivatives liabilities (2)	—	0.3	—	0.3	—	1.0	—	1.0
Contingent consideration liabilities (3)	—	—	8.8	8.8	—	—	19.9	19.9
Total liabilities measured at fair value	$37.2	$0.3	$8.8	$46.3	$36.2	$1.0	$19.9	$57.1
1.We maintain a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The plan assets and liabilities are invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets. Deferred compensation plan assets and liabilities are included in Other non-current assets and Other non-current liabilities, respectively, on the Company's Condensed Consolidated Balance Sheets.
2.Derivative assets and liabilities primarily represent forward currency exchange contracts to minimize the short-term impact of foreign currency exchange rates on certain trade and inter-company receivables and payables. Derivative assets and liabilities are included in Other current assets and Other current liabilities on the Company's Condensed Consolidated Balance Sheets.
3.Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that we acquired. The fair values are estimated using scenario-based methods or option pricing methods based upon estimated future revenues, gross margins, or other milestones. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.
Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $1.8 billion and $1.9 billion at the end of the third quarter of fiscal 2020 and at the end of fiscal 2019, respectively, relatively consistent with the carrying values.
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
NOTE 9. DEFERRED COSTS TO OBTAIN CUSTOMER CONTRACTS
Deferred cost to obtain customer contracts of $47.3 million and $45.4 million is included in Other non-current assets in the Condensed Consolidated Balance Sheets at the end of the third quarter of fiscal 2020 and fiscal year end 2019, respectively.
Amortization expense related to deferred costs to obtain customer contracts for the third quarter and the first three quarters of fiscal 2020 and 2019 was $5.7 million and $16.8 million and $5.3 million and $16.2 million, respectively. This expense was included in Sales and marketing expenses in the Condensed Consolidated Statements of Income. There was no impairment loss related to the deferred commissions for either period presented.
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

Accrued warranty expenses of $14.1 million and $16.3 million is included in Other current liabilities in the Condensed Consolidated Balance Sheets at the end of the third quarter of fiscal 2020 and at the end of fiscal 2019.
NOTE 11. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes to our deferred revenue during the third quarter and first three quarters of fiscal 2020 and 2019 were as follows:

	Third Quarter of		First Three Quarters of
(In millions)	2020	2019	2020	2019
Beginning balance of the period	$531.0	$452.4	$541.9	$387.2
Revenue recognized	(87.6)	(76.7)	(419.5)	(300.5)
Net deferred revenue activity	58.2	43.3	379.2	332.3
Ending balance of the period	$501.6	$419.0	$501.6	$419.0
Remaining Performance Obligations
As of the end of the third quarter of fiscal 2020, approximately $1.2 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $0.8 billion or 70% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $0.4 billion or 30% of our remaining performance obligations as revenue thereafter.
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
The following table shows the computation of basic and diluted earnings per share:

	Third Quarter of		First Three Quarters of
	2020	2019	2020	2019
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$84.7	$78.1	$209.6	$235.0
Denominator:
Weighted average number of common shares used in basic earnings per share	250.7	250.4	250.4	251.2
Effect of dilutive securities	2.1	1.7	1.5	2.2
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	252.8	252.1	251.9	253.4
Basic earnings per share	$0.34	$0.31	$0.84	$0.94
Diluted earnings per share	$0.34	$0.31	$0.83	$0.93
For the third quarter and the first three quarters of fiscal 2020 and 2019, 0.3 million and 1.1 million and 0.1 million and 0.3 million, respectively, of shares were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

NOTE 13. INCOME TAXES
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), enacted on March 27, 2020, provides tax relief to individuals and businesses in light of the impacts of COVID-19. It did not result in material adjustments to our income tax provision or to our net deferred tax assets as of the end of the third quarter of fiscal 2020.
For the third quarter of fiscal 2020, our effective income tax rate was 12.0%, as compared to 1.0% in the corresponding period in fiscal 2019; the increase was primarily due to a lower tax benefit from reserve releases due to expiration of the U.S. federal statute of limitations for certain tax years. For the first three quarters of fiscal 2020, our effective income tax rate was 21.3%, as compared to 12.8% in the corresponding period in fiscal 2019; the increase was primarily due to a one-time charge related to increased valuation allowance arising from California tax legislation, a lower tax benefit from reserve releases due to expiration of the U.S. federal statute of limitations for certain tax years, and geographic income mix.
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
Unrecognized tax benefits of $56.4 million and $59.5 million as of the end of the third quarter of fiscal 2020 and fiscal year end 2019, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in Deferred income tax liabilities or assets on our Condensed Consolidated Balance Sheets.
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of the end of the third quarter of fiscal 2020 and fiscal year end 2019, we accrued $11.1 million and $11.5 million, respectively, for interest and penalties, which are recorded in Other non-current liabilities on our Condensed Consolidated Balance Sheets.
NOTE 14. COMMITMENTS AND CONTINGENCIES
Commitments
As of the end of the third quarter of fiscal 2020, we had unconditional purchase obligations of approximately $234.7 million. These unconditional purchase obligations primarily represent open non-cancellable purchase orders for material purchases with our vendors.
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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:
•impact of the COVID-19 pandemic, including upon global or local macroeconomic conditions, our results of operations, and estimates or judgments;
•seasonal fluctuations in our construction equipment revenues, sales to U.S. governmental agencies, agricultural equipment business revenues, and expectations that we may experience less seasonality in the future;
•the portion of our revenue expected to come from sales to customers located in countries outside of the U.S.;
•our plans to continue to invest in research and development to actively develop and introduce new products and to deliver targeted solutions to the markets we serve;
•a continued shift in revenue towards a more significant mix of software, recurring revenue, and services;
•our belief that increases in recurring revenue from our software and subscription solutions will provide us with enhanced business visibility over time;
•our belief that our cash and cash equivalents, together with borrowings under the commitments for our credit facilities and senior notes, will be sufficient to meet our anticipated operating cash needs, debt service, and planned capital expenditures for at least the next twelve months;
•any anticipated benefits to us from our acquisitions and our ability to successfully integrate the acquired businesses;
•fluctuations in interest rates and foreign currency exchange rates;
•our belief that our gross unrecognized tax benefits will not materially change in the next twelve months; and
•our growth strategy, including our focus on historically underserved large markets, the relative importance of organic growth versus strategic acquisitions, and the reasons that we acquire businesses.
The forward-looking statements regarding future events and the future results of Trimble Inc. ("Trimble" or "the Company" or "we" or "our" or "us") are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates, Trimble's current tax structure, including where Trimble's assets are deemed to reside for tax purposes, and the beliefs and assumptions of the management of Trimble.  Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as "may, " "will, " "should, " "could, " "predicts, " "potential, " "continue, " "expects, " "anticipates, " "future, " "intends, " "plans, " "believes, " "estimates, " and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in "Risk Factors" in the Company’s Annual Report on Form 10-K for fiscal year 2019, as updated by the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2020, and in other reports Trimble files with the Securities and Exchange Commission, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Management believes that the Notes to the Condensed Consolidated Financial Statements have had no significant changes during the first three quarters of fiscal 2020 as compared to the items that we disclosed as our critical accounting policies and estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

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
Our growth strategy is centered on multiple elements:
•Focus on attractive markets with significant growth and profitability potential - We focus on large markets historically underserved by technology that offer significant potential for long-term revenue growth, profitability, and market leadership. Our core industries such as construction, agriculture, and transportation markets are each multi-trillion dollar global industries that operate in increasingly demanding environments with technology adoption in the early phases relative to other industries. With the emergence of mobile computing capabilities, the increasing technological know-how of end users and the compelling return on investment to our customers, we believe many of our markets are attractive for substituting Trimble’s technology and solutions in place of traditional operating methods.
•Domain knowledge and technological innovation that benefit a diverse customer base - We have redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D and acquisitions. We have been spending approximately 15% of revenue over the past two years on R&D and currently have over 1,200 unique patents. We intend to continue to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for opportunities where the potential for technological change is high and that have a requirement for the integration of multiple technologies into complete vertical solutions.
•Increasing focus on software and subscription offerings - Software and subscription services are increasingly important elements of our solutions and are core to our growth strategy. Trimble has an open application programming interface philosophy and open vendor environment, which leads to increased adoption of our software and subscription offerings. We believe that increased recurring revenue from these solutions will provide us with enhanced business visibility over time. Professional services constitute an additional growth channel that helps our customers integrate and optimize the use of our offerings in their environment.
•Geographic expansion with localization strategy - We view international expansion as an important element of our strategy, and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 40 countries and distribution channels in over 85 countries.
•Optimized go to market strategies to best access our markets - We utilize vertically focused distribution channels that leverage domain expertise to best serve the needs of individual markets both domestically and abroad. These channel capabilities include independent dealers, joint ventures, original equipment manufacturers ("OEM"), and sales and distribution alliances with key partners, such as CNH Global, Caterpillar, and Nikon, as well as direct sales to end-users. This provides us with broad market reach and localization capabilities to effectively serve our markets.

•Strategic acquisitions - Organic growth continues to be our primary focus, while acquisitions serve to enhance our market position. We acquire businesses that bring domain expertise, technology, products, or distribution capabilities that augment our portfolio and allow us to penetrate existing markets more effectively, or to establish a market beachhead. Our success in targeting and effectively integrating acquisitions is an important aspect of our growth strategy.
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
We continue to experience a shift in revenue towards a more significant mix of software, recurring revenue, and services, which represented 58% of revenue for the first three quarters of fiscal 2020. Our annualized recurring revenue ("ARR") is a performance measure we use to assess the health and trajectory of our business. ARR represents the estimated annualized value of recurring revenue contracts for the quarter, including subscription, maintenance and support, and term licenses. See the section entitled “SUPPLEMENTAL DISCLOSURE OF NON-GAAP FINANCIAL MEASURES AND ANNUALIZED RECURRING REVENUE” for additional details. Our success in driving growth in ARR has positively affected our revenue mix and growth over time. At the end of the third quarter of fiscal 2020, ARR was $1,259.1 million, as compared to $1,147.6 million for the corresponding period in fiscal 2019, representing 10% year over year growth. The growth was driven by organic conversion from perpetual licenses to term licenses and subscription revenue, and to a lesser extent, acquisition growth.
COVID-19 UPDATE
In early March 2020, the World Health Organization characterized COVID-19 as a pandemic. As the COVID-19 pandemic unfolded globally, we implemented protocols intended to safeguard our employees, customers, suppliers, third-party business partners, and communities and ensure business continuity.
During the third quarter of fiscal 2020, overall revenue was up 1%. Consistent with the prior quarters, recurring revenue, including software maintenance and subscription, increased. Hardware sales were relatively flat, with increased sales across Buildings and Infrastructure, Geospatial, and Resources and Utilities, partially offset by a decline in Transportation. Professional services revenue was significantly down. During the first three quarters, due to the economic disruptions related to COVID-19 that began in the last weeks of March, we experienced an overall revenue decline, primarily due to significantly reduced hardware and professional services sales in the first two quarters. For the first three quarters of 2020, our recurring revenue increased.
Operating income increased during the third quarter and first three quarters of fiscal 2020 due to gross margin expansion and reduced spending related to cost containment measures as well as natural reductions in spending resulting from COVID-19 restrictions. Although revenue and operating income increased for the third quarter, as the COVID-19 pandemic is continually evolving, we are uncertain of its ultimate duration, the nature and extent of the impact to our business, our condensed consolidated results of operations, and our financial condition. To the extent that regions where we do business or source our products experience additional closures or restrictions on business activity, our results of operations could be harmed.
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

RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin, and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below:

	Third Quarter of		First Three Quarters of
	2020	2019	2020	2019
(In millions, except per share amounts)
Revenue:
Product	$461.4	$458.8	$1,337.6	$1,468.3
Service	160.7	168.0	479.7	501.8
Subscription	170.0	157.1	500.7	470.2
Total revenue	$792.1	$783.9	2,318.0	2,440.3
Gross margin	$439.7	$422.0	$1,286.4	$1,320.9
Gross margin as a % of revenue	55.5%	53.8%	55.5%	54.1%
Operating income	$102.0	$91.7	$297.9	$287.7
Operating income as a % of revenue	12.9%	11.7%	12.9%	11.8%
Diluted earnings per share	$0.34	$0.31	$0.83	$0.93

Total non-GAAP revenue *	$792.8	$784.3	$2,322.0	$2,444.6
Non-GAAP operating income *	$191.8	$161.9	$522.9	$493.4
Non-GAAP operating income as a % of Non-GAAP Revenue*	24.2%	20.6%	22.5%	20.2%
Non-GAAP diluted earnings per share *	$0.60	$0.48	$1.61	$1.45
 * See SUPPLEMENTAL DISCLOSURE OF NON-GAAP FINANCIAL MEASURES for further information.
Revenue
Total revenue increased $8.2 million or 1% and decreased $122.3 million or 5% for the third quarter and the first three quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019.
By revenue category, product revenue increased $2.6 million or 1%, service revenue decreased $7.3 million or 4%, and subscription revenue increased $12.9 million or 8% for the third quarter of fiscal 2020, compared to the corresponding period in fiscal 2019. Product revenue increased slightly due to higher hardware sales, particularly in Geospatial and Resources and Utilities, largely offset by weakness in Transportation sales. Service revenue decreased due to lower professional services associated with customer installations. Subscription revenue increased primarily due to strong organic growth in Building and Infrastructure, and, to a lesser extent, acquisition revenue from Resources and Utilities, partially offset by weakness in Transportation.
For the first three quarters of fiscal 2020, product revenue decreased $130.7 million or 9%, service revenue decreased $22.1 million or 4%, and subscription revenue increased $30.5 million or 6%, compared to the corresponding period in fiscal 2019. Product revenue decreased due to weakness in our hardware sales for the first two quarters, particularly in Buildings and Infrastructure, Geospatial, and Transportation, partially offset by growth in Resources and Utilities. Service revenue decreased due to lower professional services associated with customer installations. Subscription revenue increased primarily due to strong organic growth in Buildings and Infrastructure, and, to a lesser extent, acquisition revenue from Resources and Utilities, partially offset by weakness in Transportation.
Gross Margin
Gross margin varies due to a combination of factors including product mix, pricing, and customer mix, including distribution partners and end user sales.
Gross margin increased by $17.7 million for the third quarter of fiscal 2020, compared to the corresponding period in fiscal 2019, primarily due to an increase in higher margin revenue in Buildings and Infrastructure, Geospatial, and Resources and Utilities, partially offset by a decrease in lower margin revenue in Transportation. Gross margin decreased by $34.5 million for the first three quarters of fiscal 2020, compared to the corresponding period in fiscal 2019, primarily due to revenue declines, partially offset by improved revenue mix.
Gross margin as a percentage of total revenue was 55.5% for the third quarter and the first three quarters of fiscal 2020, compared to 53.8% and 54.1% for the corresponding periods in fiscal 2019, driven by improved revenue mix, including increased higher margin software and subscription sales in Buildings and Infrastructure and Resources and Utilities and new product introductions and less discounting in Geospatial.
Operating Income
Operating income increased by $10.3 million and increased by $10.2 million for the third quarter and the first three quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019, primarily due to increased revenue and gross margin expansion in Buildings and Infrastructure, Geospatial, and Resources and Utilities, particularly in the third quarter, partially offset by weaker results in Transportation. Despite higher restructuring costs, operating expense reductions also contributed to the increase.
Operating income as a percentage of total revenue was 12.9% for the third quarter and the first three quarters of fiscal 2020, compared to 11.7% and 11.8% for the corresponding periods in fiscal 2019, due to improved gross margin and operating expense reductions as described in the preceding paragraph.
Research and Development, Sales and Marketing, and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expense are summarized in the following table:

	Third Quarter of		First Three Quarters of
	2020	2019	2020	2019
(In millions)
Research and development	$117.9	$112.3	$350.1	$350.1
Percentage of revenue	14.9%	14.3%	15.1%	14.3%
Sales and marketing	$111.6	$119.7	$346.9	$375.9
Percentage of revenue	14.1%	15.3%	15.0%	15.4%
General and administrative	$79.4	$77.2	$221.2	$239.9
Percentage of revenue	10.0%	9.8%	9.5%	9.8%
Total	$308.9	$309.2	$918.2	$965.9
Overall, R&D, S&M, and G&A expenses decreased by $0.3 million or less than 1% and decreased by $47.7 million or 5% for the third quarter and the first three quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019.
Research and development expense increased $5.6 million or 5% and remained flat for the third quarter and the first three quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019. The increase in the third quarter of fiscal 2020 was primarily due to higher compensation expense, including incentive compensation and Cityworks and Kuebix expenses not applicable in the corresponding prior period, partially offset by lower consulting and outside services and travel reductions.
Overall, research and development expense was 14.9% and 15.1% of revenue in the third quarter and the first three quarters of fiscal 2020, compared to 14.3% and 14.3% in the corresponding periods in fiscal 2019. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue active development of new products.
Sales and marketing expense decreased by $8.1 million or 7% and decreased by $29.0 million or 8% for the third quarter and the first three quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019. The decrease was primarily due to travel reductions, lower advertising costs, and lower compensation expense, partially offset by Cityworks and Kuebix expenses not applicable in the corresponding prior periods.
Overall, spending for sales and marketing was 14.1% and 15.0% of revenue in the third quarter and the first three quarters of fiscal 2020, respectively, compared to 15.3% and 15.4% in the corresponding periods in fiscal 2019.
General and administrative expense increased by $2.2 million or 3% for the third quarter of fiscal 2020, compared to the corresponding period in fiscal 2019, mainly due to higher compensation expense, including incentive compensation and Cityworks and Kuebix expenses not applicable in the corresponding prior period, partially offset by lower consulting and outside services as well as lower merger and acquisitions costs. General and administrative expense decreased by $18.7 million or 8% for the first three quarters of fiscal 2020, compared to the corresponding period in fiscal 2019, primarily due to lower compensation expense, including incentive compensation, lower consulting and outside services, and, to a lesser extent, travel reductions, partially offset by Cityworks and Kuebix expenses not applicable in the corresponding prior period.
Overall, general and administrative spending was 10.0% and 9.5% of revenue in the third quarter and the first three quarters of fiscal 2020, compared to 9.8% and 9.8% in the corresponding periods in fiscal 2019.
Amortization of Purchased Intangible Assets

	Third Quarter of		First Three Quarters of
	2020	2019	2020	2019
(In millions)
Cost of sales	$23.3	$23.3	$70.0	$71.3
Operating expenses	16.7	17.5	50.2	57.3
Total amortization expense of purchased intangibles	$40.0	$40.8	$120.2	$128.6
Total amortization expense of purchased intangibles represented 5% of revenue in each of the third quarter and the first three quarters of fiscal 2020 and the corresponding periods in fiscal 2019. The expense for the third quarter and the first three quarters of fiscal 2020 was lower as compared to the corresponding periods in fiscal 2019 due to the expiration of prior acquisitions' amortization.
Non-operating Expense, Net
The components of Non-operating expense, net, were as follows:

	Third Quarter of		First Three Quarters of
	2020	2019	2020	2019
(In millions)
Interest expense, net	$(19.6)	$(19.7)	$(59.7)	$(62.2)
Income from equity method investments, net	10.8	8.8	29.9	30.5
Other income (expense), net	3.2	(1.9)	(1.4)	13.5
Total non-operating expense, net	$(5.6)	$(12.8)	$(31.2)	$(18.2)
Non-operating expense, net decreased by $7.2 million for the third quarter of fiscal 2020, compared to the corresponding period in fiscal 2019, due to fluctuations in our deferred compensation plan included in Other income (expense), net, and to a lesser extent, an increase in joint venture profitability.
Non-operating expense, net increased by $13.0 million for the first three quarters of fiscal 2020, compared to the corresponding period in fiscal 2019, primarily due to a prior year gain on sale of an equity interest included in Other income (expense), net, partially offset by lower interest expense associated with lower debt balance and a decrease in interest rates.
Income Tax Provision
Our effective income tax rate for the third quarter of fiscal 2020 was 12.0%, as compared to 1.0% in the corresponding period in fiscal 2019; the increase was primarily due to a lower tax benefit from reserve releases due to expiration of the U.S. federal statute of limitations for certain tax years.
For the first three quarters of fiscal 2020, our effective income tax rate was 21.3%, as compared to 12.8% in the corresponding period in fiscal 2019; the increase was primarily due to a one-time charge related to increased valuation allowance arising from California tax legislation, a lower tax benefit from reserve releases due to expiration of the U.S. federal statute of limitations for certain tax years, and geographic income mix.
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
The following table is a summary of revenue and operating income by segment:

	Third Quarter of		First Three Quarters of
	2020	2019	2020	2019
(In millions)
Buildings and Infrastructure
Segment revenue	$317.4	$309.8	$909.6	$944.4
Segment revenue as a percent of total revenue	40%	40%	39%	39%
Segment operating income	$95.9	$81.7	$242.1	$228.8
Segment operating income as a percent of segment revenue	30.2%	26.4%	26.6%	24.2%
Geospatial
Segment revenue	$165.6	$155.1	$457.0	$480.7
Segment revenue as a percent of total revenue	21%	20%	20%	20%
Segment operating income	$51.4	$30.6	$119.3	$91.1
Segment operating income as a percent of segment revenue	31.0%	19.7%	26.1%	19.0%
Resources and Utilities
Segment revenue	$150.6	$121.1	$474.7	$433.3
Segment revenue as a percent of total revenue	19%	15%	20%	18%
Segment operating income	$54.3	$34.5	$170.3	$131.1
Segment operating income as a percent of segment revenue	36.1%	28.5%	35.9%	30.3%
Transportation
Segment revenue	$159.2	$198.3	$480.7	$586.2
Segment revenue as a percent of total revenue	20%	25%	21%	24%
Segment operating income	$8.6	$31.2	$39.9	$95.3
Segment operating income as a percent of segment revenue	5.4%	15.7%	8.3%	16.3%

The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	Third Quarter of		First Three Quarters of
	2020	2019	2020	2019
(In millions)
Consolidated segment operating income	$210.2	$178.0	$571.6	$546.3
Unallocated corporate expense	(18.4)	(16.1)	(48.7)	(52.9)
Restructuring charges / executive transition costs	(13.5)	(3.6)	(21.9)	(10.2)
COVID-19 expenses	(1.2)	—	(4.8)	—
Acquired deferred revenue adjustment	(0.7)	(0.4)	(4.0)	(4.3)
Amortization of purchased intangible assets	(40.0)	(40.8)	(120.2)	(128.6)
Stock-based compensation / deferred compensation	(32.0)	(18.5)	(61.9)	(55.9)
Amortization of acquired capitalized commissions	1.3	1.5	4.2	4.8
Acquisition / divestiture items	(3.7)	(8.4)	(16.4)	(11.5)
Consolidated operating income	102.0	91.7	297.9	287.7
Non-operating expense, net	(5.6)	(12.8)	(31.2)	(18.2)
Consolidated income before taxes	$96.4	$78.9	$266.7	$269.5
Buildings and Infrastructure
Buildings and Infrastructure revenue increased $7.6 million or 2% and decreased $34.8 million or 4% for the third quarter and the first three quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019. Segment operating income increased $14.2 million or 17% and increased $13.3 million or 6% for the third quarter and the first three quarters of fiscal 2020, respectively, compared to the corresponding periods in fiscal 2019.
For the third quarter of fiscal 2020, revenue increased primarily due to an increase in software maintenance and subscription revenue. Hardware sales were relatively flat, an improvement from the second quarter of fiscal 2020, driven in part by pent up demand, particularly in civil engineering and construction. Professional services continued to be down. For the first three quarters of fiscal 2020, revenue decreased primarily due to a decline in civil engineering and construction hardware, especially in the first two quarters of fiscal 2020, and lower professional services due to the economic impacts of COVID-19, partially offset by higher software maintenance and subscription revenue.
Segment operating income increased for the third quarter and the first three quarters of fiscal 2020 primarily due to gross margin expansion resulting from a higher mix of software maintenance and subscription revenue as well as cost reductions.
Geospatial
Geospatial revenue increased $10.5 million or 7% and decreased $23.7 million or 5% for the third quarter and the first three quarters of fiscal 2020, respectively, compared to the corresponding periods in fiscal 2019. Segment operating income increased $20.8 million or 68% and increased $28.2 million or 31% for the third quarter and the first three quarters of fiscal 2020, respectively, compared to the corresponding periods in fiscal 2019.
For the third quarter of fiscal 2020, revenue increased primarily due to an increase in hardware sales to OEMs. Geospatial survey sales were flat, an improvement from the second quarter of fiscal 2020, driven by new product introductions and pent up demand. For the first three quarters of fiscal 2020, revenue decreased mainly from a decline in geospatial survey sales due to the economic impacts of COVID-19.
Segment operating income increased for the third quarter and the first three quarters of fiscal 2020 primarily due to gross margin expansion resulting from new higher margin product introductions and less discounting, as well as cost reductions.
Resources and Utilities
Resources and Utilities revenue increased $29.5 million or 24% and increased $41.4 million or 10% for the third quarter and the first three quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019. Segment operating income increased by $19.8 million or 57% and increased $39.2 million or 30% for the third quarter and the first three quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019.

For the third quarter and the first three quarters of fiscal 2020, revenue increased as a result of Agriculture business strength in the reseller channel due to improved market conditions, including government stimulus programs and weather conditions. To a lesser extent, acquisition revenue including Cityworks also contributed. For the first three quarters of fiscal 2020, revenue increased primarily due to acquisition revenue in the first three quarters and strength in Agriculture in the third quarter.
Segment operating income increased for the third quarter and the first three quarters of fiscal 2020 primarily due to gross margin expansion resulting from higher margin software maintenance and subscription sales as well as cost reductions.
Transportation
Transportation revenue decreased $39.1 million or 20% and decreased $105.5 million or 18% for the third quarter and the first three quarters of fiscal 2020, respectively, compared to the corresponding periods in fiscal 2019. Segment operating income decreased $22.6 million or 72% and decreased $55.4 million or 58% for the third quarter and the first three quarters of fiscal 2020, compared to the corresponding periods in fiscal 2019.
For the third quarter and the first three quarters of fiscal 2020, revenue decreased primarily due to reduced hardware upgrades and subscriber declines, attributable in part due to challenges with the ELD transition as well as COVID-19 impacts. Conversion of customers from perpetual software to subscription products also reduced revenue. Segment operating income decreased for the third quarter and the first three quarters of fiscal 2020 primarily due to the revenue declines, a discrete inventory charge in the third quarter, as well as higher operating expense due to the Kuebix acquisition, partially offset by cost reductions.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the third quarter of fiscal 2020 and fiscal year end 2019.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter of	Fiscal Year End
As of	2020	2019
(In millions, except percentages)
Cash and cash equivalents	$184.0	$189.2
As a percentage of total assets	2.8%	2.8%
Principal balance of outstanding debt	$1,679.7	$1,854.0

	First Three Quarters of
	2020	2019
(In millions)
Cash provided by operating activities	$483.7	$462.8
Cash used in investing activities	(244.1)	(68.7)
Cash used in financing activities	(243.1)	(377.2)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(4.8)
Net increase (decrease) in cash and cash equivalents	$(5.2)	$12.1
Cash and Cash Equivalents and Short-Term Investments
As of the end of the third quarter of fiscal 2020, cash and cash equivalents totaled $184.0 million compared to $189.2 million as of fiscal year end 2019.
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
Operating Activities
Cash provided by operating activities was $483.7 million for the first three quarters of fiscal 2020, compared to $462.8 million for the first three quarters of fiscal 2019. The increase of $20.9 million was primarily driven by higher net income adjusted for non-cash items and positive working capital changes, including lower accounts receivable due to improved sales linearity, and higher accrued compensation, partially offset by increased inventory and decreased deferred revenue.
Investing Activities
Cash used in investing activities was $244.1 million for the first three quarters of fiscal 2020, compared to $68.7 million for the first three quarters of fiscal 2019. The increase of cash used in investing activities of $175.4 million was primarily due to the Kuebix acquisition.
Financing Activities
Cash used in financing activities was $243.1 million for the first three quarters of fiscal 2020, compared to cash used in financing activities of $377.2 million for the first three quarters of fiscal 2019. The decrease in cash flows used in financing activities of $134.1 million was primarily driven by the decrease in repurchases of common stock, and to a lesser extent, a decrease in debt repayments, net of proceeds.
Debt
During the first three quarters of fiscal 2020, net debt payments were $179.5 million. Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we were in compliance with at the end of the third quarter of fiscal 2020. On May 4, 2020, we entered into a loan amendment with JP Morgan Chase and Bank of America, along with certain other institutional lenders, to extend the maturity date of the remaining term loan amount of $225.0 million to July 2, 2022. At the end of the third quarter of fiscal 2020, $100.0 million was outstanding under the Term Loan. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for more information regarding our debt.
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

		Third Quarter of				First Three Quarters of
		2020		2019		2020		2019
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$792.1		$783.9		$2,318.0		$2,440.3
Acquired deferred revenue adjustment	(A)	0.7		0.4		4		4.3
Non-GAAP Revenue:		$792.8		$784.3		$2,322.0		$2,444.6
GROSS MARGIN:
GAAP gross margin:		$439.7	55.5%	$422.0	53.8%	$1,286.4	55.5%	$1,320.9	54.1%
Acquired deferred revenue adjustment	(A)	0.7		0.4		4.0		4.3
Restructuring charges	(B)	0.3		—		0.7		0.2
COVID-19 expenses	(C)	—		—		0.3		—
Amortization of purchased intangible assets	(D)	23.3		23.3		70.0		71.3
Stock-based compensation / deferred compensation	(E)	2.5		1.5		5.2		4.4
Acquisition / divestiture items	(F)	—		—		1.7		—
Non-GAAP gross margin:		$466.5	58.8%	$447.2	57.0%	$1,368.3	58.9%	$1,401.1	57.3%
OPERATING EXPENSES:
GAAP operating expenses:		$337.7	42.6%	$330.3	42.1%	$988.5	42.6%	$1,033.2	42.3%
Restructuring charges / executive transition costs	(B)	(13.2)		(3.6)		(21.2)		(10.0)
COVID-19 expenses	(C)	(1.2)		—		(4.5)		—
Amortization of purchased intangible assets	(D)	(16.7)		(17.5)		(50.2)		(57.3)
Stock-based compensation / deferred compensation	(E)	(29.5)		(17.0)		(56.7)		(51.5)
Acquisition / divestiture items	(F)	(3.7)		(8.4)		(14.7)		(11.5)
Amortization of acquired capitalized commissions	(G)	1.3		1.5		4.2		4.8
Non-GAAP operating expenses:		$274.7	34.6%	$285.3	36.4%	$845.4	36.4%	$907.7	37.1%
OPERATING INCOME:
GAAP operating income:		$102.0	12.9%	$91.7	11.7%	$297.9	12.9%	$287.7	11.8%
Acquired deferred revenue adjustment	(A)	0.7		0.4		4.0		4.3
Restructuring charges / executive transition costs	(B)	13.5		3.6		21.9		10.2
COVID-19 expenses	(C)	1.2		—		4.8		—
Amortization of purchased intangible assets	(D)	40.0		40.8		120.2		128.6
Stock-based compensation / deferred compensation	(E)	32.0		18.5		61.9		55.9
Acquisition / divestiture items	(F)	3.7		8.4		16.4		11.5
Amortization of acquired capitalized commissions	(G)	(1.3)		(1.5)		(4.2)		(4.8)
Non-GAAP operating income:		$191.8	24.2%	$161.9	20.6%	$522.9	22.5%	$493.4	20.2%
NON-OPERATING EXPENSE, NET:
GAAP non-operating expense, net:		$(5.6)		$(12.8)		$(31.2)		$(18.2)

Deferred compensation	(E)	(4.2)		0.1		(4.8)		(3.8)
Acquisition / divestiture items	(F)	0.1		0.3		2.5		(12.5)
Non-GAAP non-operating expense, net:		$(9.7)		$(12.4)		$(33.5)		$(34.5)

			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			(J)		(J)		(J)		(J)
INCOME TAX PROVISION:
GAAP income tax provision:		$11.6	12.0%	$0.8	1.0%	$56.8	21.3%	$34.4	12.8%
Non-GAAP items tax effected	(H)	10.3		0.7		46.2		21.4
Difference in GAAP and Non-GAAP tax rate	(I)	7.3		26.9		(20.7)		34.5
Non-GAAP income tax provision:		$29.2	16.0%	$28.4	19.0%	$82.3	16.8%	$90.3	19.7%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$84.7		$78.1		$209.6		$235.0
Acquired deferred revenue adjustment	(A)	0.7		0.4		4.0		4.3
Restructuring charges / executive transition costs	(B)	13.5		3.6		21.9		10.2
COVID-19 expenses	(C)	1.2		—		4.8		—
Amortization of purchased intangible assets	(D)	40.0		40.8		120.2		128.6
Stock-based compensation / deferred compensation	(E)	27.8		18.6		57.1		52.1
Acquisition / divestiture items	(F)	3.8		8.7		18.9		(1.0)
Amortization of acquired capitalized commissions	(G)	(1.3)		(1.5)		(4.2)		(4.8)
Non-GAAP tax adjustments	(H)-(I)	(17.6)		(27.6)		(25.5)		(55.9)
Non-GAAP net income attributable to Trimble Inc.:		$152.8		$121.1		$406.8		$368.5

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$0.34		$0.31		$0.83		$0.93
Acquired deferred revenue adjustment	(A)	—		—		0.02		0.01
Restructuring charges / executive transition costs	(B)	0.05		0.01		0.08		0.04
COVID-19 expenses	(C)	—		—		0.02		—
Amortization of purchased intangible assets	(D)	0.16		0.16		0.48		0.51
Stock-based compensation / deferred compensation	(E)	0.11		0.07		0.23		0.20
Acquisition / divestiture items	(F)	0.02		0.03		0.07		—
Amortization of acquired capitalized commissions	(G)	(0.01)		—		(0.02)		(0.02)
Non-GAAP tax adjustments	(H)-(I)	(0.07)		(0.10)		(0.10)		(0.22)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$0.60		$0.48		$1.61		$1.45

ADJUSTED EBITDA:
GAAP net income attributable to Trimble Inc.:		$84.7		$78.1		$209.6		$235.0
Non-operating expense, net, income tax provision, and net gain attributable to noncontrolling interests		17.3		13.6		88.3		52.7
GAAP operating income:		102.0		91.7		297.9		287.7
Acquired deferred revenue adjustment	(A)	0.7		0.4		4.0		4.3
Restructuring charges / executive transition costs	(B)	13.5		3.6		21.9		10.2
COVID-19 expenses	(C)	1.2		—		4.8		—

Amortization of purchased intangible assets	(D)	40.0	40.8	120.2	128.6
Stock-based compensation / deferred compensation	(E)	32.0	18.5	61.9	55.9
Acquisition / divestiture items	(F)	3.7	8.4	16.4	11.5
Amortization of acquired capitalized commissions	(G)	(1.3)	(1.5)	(4.2)	(4.8)
Non-GAAP operating income:		191.8	161.9	522.9	493.4
Depreciation expense		9.9	9.4	29.4	29.7
Income from equity method investments, net		10.8	8.8	29.9	30.5
Adjusted EBITDA		$212.5	$180.1	$582.2	$553.6
Annualized Recurring Revenue Explanation
In addition to providing non-GAAP financial measures, we provide an annualized recurring revenue ("ARR") performance measure in order to provide investors with a supplementary indicator of the value of our current recurring revenue contracts. ARR represents the estimated annualized value of recurring contracts for the quarter, including subscription, maintenance and support, and term licenses. ARR is calculated by adding the portion of the contract value of all of our term licenses attributable to the current quarter to our non-GAAP recurring revenue for the current quarter and dividing that sum by the number of days in the quarter and then multiplying that quotient by 365. ARR should be viewed independently of revenue and deferred revenue as it is a performance measure and is not intended to be combined with or to replace either of those items.
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
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring charges, executive transition costs, COVID-19 expenses, amortization of purchased intangible assets, stock-based compensation, deferred compensation, and acquisition/divestiture items associated with external and incremental costs resulting directly from merger and acquisition activities such as: legal, due diligence, integration, and other costs including the acceleration of acquisition stock options, adjustments to the fair value of earn-out liabilities, and the effects of certain acquired capitalized commissions that were eliminated in purchase accounting from GAAP operating expenses. We believe that these adjustments offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends, which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, executive transition costs, COVID-19 expenses, amortization of purchased intangible assets, stock-based compensation, deferred compensation, and acquisition/divestiture items from GAAP operating income. We believe that these adjustments offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.
Non-GAAP non-operating expense, net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating expense, net, excludes deferred compensation, acquisition/divestiture gains/losses associated with unusual acquisition related items such as intangible asset impairment charges, and gains or losses related to the acquisitions or sale of certain businesses and investments. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
Non-GAAP income tax provision
We believe this measure helps investors because it provides for consistent treatment of excluded items in our non-GAAP presentation and a difference in the GAAP and non-GAAP tax rates. The non-GAAP tax rate excludes charges and benefits such as net deferred tax impacts resulting from a non-U.S. intercompany transfer of intellectual property and significant one-time reserve releases upon statute of limitations expirations.
Non-GAAP net income
This measure provides a supplemental view of net income trends, which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, executive transition costs, COVID-19 expenses, amortization of purchased intangible assets, stock-based compensation, deferred compensation, acquisition/divestiture items, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these adjustments and from an alternative view of our net income performance as compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, executive transition costs, COVID-19 expenses, amortization of purchased intangible assets, stock-based compensation, deferred compensation, acquisition/divestiture items, and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these adjustments offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.
Adjusted EBITDA
Adjusted EBITDA is a financial performance measure that we believe offers a useful view of the overall operations of our business. We believe these adjustments are useful because they facilitate company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, and the age and book appreciation of property/equipment (and related depreciation expense). Adjusted EBITDA refers to non-GAAP operating income plus depreciation plus income from equity method investments, net. Other companies define Adjusted EBITDA differently and so our measure may not be directly comparable to similarly titled measures. Our investors should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net income or operating income as a measure of operating performance or to cash flow from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for our discretionary expenditures, as this measure does not consider certain cash requirements, such as COVID-19 expenses, restructuring charges, executive transition costs, acquisition and divestiture items, interest payments, tax payments and other debt service requirements.

These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our "core operating performance" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur, or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period-to-period comparisons. Accordingly, management excludes from non-GAAP those items relating to the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, restructuring charges, executive transition costs, COVID-19 expenses, amortization of purchased intangible assets, stock-based compensation, deferred compensation, acquisition/divestiture items, and non-GAAP tax adjustments.
(A).Acquired deferred revenue adjustment. Purchase accounting generally requires us to write-down acquired deferred revenue to fair value. Our GAAP revenue includes the fair value impact from purchase accounting for post-contract support and subscriptions contracts assumed in connection with our acquisitions. The non-GAAP adjustment to our revenue is intended to reflect the full amount of such revenue.  We believe this adjustment is useful to investors as a measure of the ongoing performance of our business and facilitates analysis of revenue growth and business trends.
(B).Restructuring charges / executive transition costs. Included in our GAAP presentation of cost of sales and operating expenses, restructuring charges recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings, and lease and building costs. Additionally, included in our

GAAP presentation of operating expenses are amounts paid to former Company executives under the terms of the executive severance agreements. We exclude restructuring charges and executive transition costs from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance. We have incurred restructuring expenses in each of the periods presented. However, the amount incurred can vary significantly based on whether a restructuring has occurred in the period and the timing of headcount reductions. Further, we believe that excluding executive transition costs from our non-GAAP results is useful to investors because it allows for period-over-period comparability.
(C).COVID-19 expenses. Included in our GAAP presentation of cost of sales and operating expenses, COVID-19 expenses consist of costs incurred as a direct impact from the COVID-19 virus pandemic, such as cancellation fees of trade shows due to public safety issues, additional costs for disinfecting facilities, personal protective equipment, and labor. We exclude COVID-19 expenses from our non-GAAP measures because we believe they are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.
(D).Amortization of purchased intangible assets. Included in our GAAP presentation of cost of sales and operating expenses is amortization of purchased intangible assets. U.S. GAAP accounting requires that intangible assets are recorded at fair value and amortized over their useful lives. Consequently, the timing and size of our acquisitions will cause our operating results to vary from period to period, making a comparison to past performance difficult for investors. This accounting treatment may cause differences when comparing our results to companies that grow internally because the fair value assigned to the intangible assets acquired through acquisition may significantly exceed the equivalent expenses that a company may incur for similar efforts when performed internally. Furthermore, the useful life that we use to amortize our intangible assets over may be substantially different from the time period that an internal growth company incurs and recognizes such expenses. We believe that by excluding the amortization of purchased intangible assets, which primarily represents technology and/or customer relationships already developed, this provides an alternative way for investors to compare our operations pre-acquisition to those post-acquisition and to those of our competitors that have pursued internal growth strategies. However, we note that companies that grow internally will incur costs to develop intangible assets that will be expensed in the period incurred, which may make a direct comparison more difficult.
(E).Stock-based compensation / deferred compensation. Included in our GAAP presentation of cost of sales and operating expenses are stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. Additionally included in our GAAP presentation of cost of sales and operating expenses are income or expense associated with movement in our non-qualified deferred compensation plan liabilities. Changes in non-qualified deferred compensation plan assets, included in non-operating expense, net, offset the income or expense in the plan liabilities. We exclude them from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as they are a non-cash item.
(F).Acquisition / divestiture items. Included in our GAAP presentation of cost of sales and operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, integration, and other closing costs including the acceleration of acquisition stock options and adjustments to the fair value of earn-out liabilities. Included in our GAAP presentation of non-operating expense, net, acquisition/divestiture items includes unusual acquisition, investment, and/or divestiture gains/losses. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.
(G).Amortization of acquired capitalized commissions. Purchase accounting generally requires us to eliminate capitalized sales commissions balances as of the acquisition date. Our GAAP sales and marketing expenses generally do not reflect the amortization of these capitalized sales commissions balances. The non-GAAP adjustment to increase our sales and marketing expenses is intended to reflect the full amount of amortization related to such balances as though the acquired companies operated independently in the periods presented.  We believe this adjustment to sales and marketing expenses is useful to investors as a measure of the ongoing performance of our business.
(H).Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) - (G) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.
(I).Difference in GAAP and Non-GAAP tax rate. This amount represents the difference between the GAAP and non-GAAP tax rates applied to the non-GAAP operating income plus the non-GAAP non-operating expense, net. The non-GAAP tax rate excludes charges and benefits such as net deferred tax impacts resulting from a non-U.S. intercompany transfer of intellectual property and significant one-time reserve releases upon statute of limitations expirations. We believe that investors benefit from excluding this amount from our non-GAAP income tax provision because it facilitates a comparison of the non-GAAP tax provision in the current and prior periods.
(J).GAAP and non-GAAP tax rate percentages. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the third quarter of fiscal 2020, revenue was favorably impacted by foreign currency exchange rates by $5.7 million and in the first three quarters of fiscal 2020 revenue was unfavorably impacted by $8.8 million. In the third quarter and first three quarters of fiscal 2020, operating income was favorably impacted by foreign currency exchange rates by $1.5 million and $1.8 million, respectively.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, certain trade and inter-company receivables and payables, primarily denominated in Euro, British pound, New Zealand dollars, Australian dollars, Brazilian Real, and Canadian dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the third quarter of fiscal 2020 and fiscal year end 2019 are summarized as follows (in millions):

	Third Quarter of Fiscal 2020		Fiscal Year End 2019
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(141.0)	$0.3	$(84.3)	$0.3
Sold	$49.2	$(0.2)	$159.2	$(1.0)

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) The following table provides information relating to our purchases of equity securities for the third quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 4, 2020 – August 7, 2020	—	$—	—	$122,360,954
August 8, 2020 – September 4, 2020	—	$—	—	$122,360,954
September 5, 2020 – October 2, 2020	574,973	$48.70	574,973	$94,361,434
Total	574,973		574,973
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
EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company. (1)
3.2	Bylaws of the Company. (2)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (3)
10.1	Board of Directors Compensation Policy as amended August 24, 2020. (4) (+)
10.2	Deferred Compensation Plan, as amended August 26, 2020. (4) (+)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2020. (4)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2020. (4)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6,2020. (4)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2020. (4)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2020, formatted in Inline XBRL.

(1)Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.
(2)Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 30, 2020.
(3)Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.
(4)Furnished or filed herewith.
(+) Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE INC.
(Registrant)

By:	/s/ David G. Barnes
David G. Barnes
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: November 6, 2020