Form 10-K
period 2021-01-01
TRIMBLE INC.
filed 2021-02-26
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 3, 2020, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10.8 billion based on the closing price as reported on the NASDAQ Global Select Market. Shares of common stock held by each officer and director of the registrant have been excluded in that such person may be deemed to be an affiliate. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2021
Common stock, $0.001 par value	250,974,620	shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of Trimble Inc. Proxy Statement relating to the annual meeting of stockholders to be held on May 12, 2021 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•seasonal fluctuations in our hardware revenue, sales to U.S. governmental agencies, and expectations that we will experience less seasonality in the future;
•changes in global macroeconomic conditions;
•the portion of our revenue expected to come from sales to customers located in countries outside of the U.S.;
•our plans to continue to invest in research and development to actively develop and introduce new products and to deliver targeted solutions to the markets we serve;
~~•~~a continued shift in revenue towards a more significant mix of software and recurring revenue, including subscription, maintenance and support revenues, and services;
•our belief that increases in recurring revenue, including from our software and subscription solutions, will provide us with enhanced business visibility over time;
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

The forward-looking statements regarding future events and the future results of Trimble Inc. (“Trimble” or “the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates, Trimble's current tax structure, including where Trimble's assets are deemed to reside for tax purposes, and the beliefs and assumptions of Trimble management. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in this Report under the section entitled “Risk Factors” and elsewhere, and in other reports Trimble files with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We reserve the right to update these statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.  The risks and uncertainties under the caption “Risks and Uncertainties” contained herein, among other things, should be considered in evaluating our prospects and future financial performance.

TRIMBLE INC.
2020 FORM 10-K ANNUAL REPORT

PART I
Item 1.Business

Trimble Inc. (“Trimble” or “the Company” or “we” or “our” or “us”) is a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Our comprehensive work process solutions are used across a range of industries including architecture, building construction, civil engineering, geospatial, survey and mapping, agriculture, natural resources, utilities, transportation, and government. Our representative customers include construction owners, contractors, engineering and construction firms, surveying companies, farmers and agricultural companies, energy and utility companies, trucking companies, and state, federal, and municipal governments.
We transform the way the world works by delivering products and services that connect the physical and digital worlds. Core technologies used in positioning, modeling, connectivity, and data analytics enable customers to improve productivity, quality, safety, and sustainability. Our products are sold based on return on investment and provide benefits such as lower operational costs, higher productivity, improved quality, enhanced safety and regulatory compliance, and reduced environmental impact. Our representative products include equipment that automates and enables increased precision within large industrial equipment such as tractors and bulldozers; integrated systems that track and manage fleets of vehicles and workers and provide real-time information and analytics to the back-office; data collection systems that enable the management of large amounts of geo-referenced information; software solutions that connect all aspects of a construction site or a farm; and building information modeling ( “BIM”) software that is used throughout the design, build, and operation of buildings.
We focus on integrating our broad technological and application capabilities to create vertically-focused, system-level solutions that transform how work is done within the industries we serve. The integration of sensors, software, connectivity, and information in our portfolio gives us the unique ability to provide an information model specific to the customer’s workflow. For example, in construction, our strategy is centered on the concept of a “constructible model” that is at the center of our “Connected Construction” solutions, which provides real-time, connected, and cohesive information environments for the design, build, and operational phases of construction projects. In agriculture, we continue to develop “Connected Farm” solutions to optimize operations across the agriculture workflow. In long haul trucking, our “Connected Supply Chain” solutions provide transportation companies with tools to enhance fuel efficiency, safety, and transparency through connected vehicles and fleets across the enterprise.
Software is a key element of most of our solutions and accounts for a steadily increasing portion of our business. Our software products and services range from embedded real-time firmware to application software that integrates field data with large scale enterprise back-office applications. Many of our software solutions are built on configurable and enterprise grade scalable platforms that can be tailored to the workflows that our customers follow to implement their customized business processes. Our software capabilities include extensive three-dimensional (“3D”) modeling, analysis and design solutions, design and data preparation software, BIM software, enterprise resource planning and project management solutions, cloud-based collaboration solutions, applications for advanced surveying, data collection and analysis, farm productivity solutions, fleet management solutions for transportation, as well as a large suite of domain-specific software applications used across a host of industries including agriculture, construction, utilities, and transportation. Our software is sold as perpetual or term licenses or as a subscription and can be delivered for on-premise installation or in a hosted environment as Software as a Service (“SaaS”). Our software products allow our customers to optimize their work processes for targeted outcomes, improve their productivity, and gain insight into their projects and operations to enhance their decision-making and to gain maximum benefit from a broad range of other Trimble products and systems.
Many of our products integrate real-time positioning or location technologies with wireless communications and software or information technologies. Information about location or position is transmitted via a wireless link to a domain-specific software application, which enhances the productivity of the worker, asset, or work process. Position is provided through a number of technologies including the Global Positioning System (“GPS”), other Global Navigation Satellite Systems (“GNSS”) and their augmentation systems, and systems that use laser, optical, inertial, or other technologies to establish real-time position. Integration of wireless communications in our solutions facilitates real-time data flow, communication, and situational awareness within sites and between work sites or vehicles and offices.
Our global operations include major development, manufacturing, or logistics operations in the United States, the Netherlands, India, China, Germany, the United Kingdom, Finland, Canada, and New Zealand. Products are sold in more than 150 countries, through dealers, representatives, joint ventures, and other channels throughout the world, as well as direct sales to end-users.

Business Strategy
Our growth strategy is centered on multiple elements:
•Executing on our Connect & Scale 2025 strategy – We continue to focus on executing our Connect & Scale 2025 strategy. This strategy contains two elements. The first element, Connect, aims to connect more customer workflows, industry lifecycles, and solution offerings, so that we can continue to transform the way our customers work. This includes integrating more of our customers’ data through cloud offerings, and making more of our solutions available over time on a cloud basis and subscription basis. The second element, Scale, aims to invest in the people, processes, and technologies that are necessary for us to continue to grow our business efficiently and effectively for many years into the future.
•Focus on attractive markets with significant growth and profitability potential - We focus on large markets historically underserved by technology that offer significant potential for long-term revenue growth, profitability, and market leadership. Our core industries such as construction, agriculture, and transportation are each multi-trillion dollar global industries that operate in demanding environments with technology adoption in the early phases relative to other industries. With the emergence of mobile and cloud computing capabilities, the increasing technological know-how of end users, and compelling return on investment, we believe many of our markets are attractive for substituting Trimble’s technology and solutions in place of traditional operating methods.
•Domain knowledge and technological innovation that benefit a diverse customer base - We have over time redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in research and development (“R&D”) and acquisitions. We currently have over 1,000 unique patents. We intend to continue to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for opportunities where the opportunity for technological change is high and that have a requirement for the integration of multiple technologies into complete vertical solutions.
•Increasing focus on software and services - Software and services targeted for the needs of vertical end markets are increasingly important elements of our solutions and are core to our growth strategy. We generally have an open application programming interface philosophy and open vendor environment, which leads to increased adoption of our software and analytics offerings. These software and services solutions integrate and optimize additional workflows for our customers, thereby improving their work productivity, and in the case of subscription, maintenance, and support services, also provide us with enhanced business visibility over time. Professional services constitute an additional customer offering that helps our customers integrate and optimize the use of our offerings in their environment.
•Geographic expansion with localization strategy - We view international expansion as an important element of our strategy, and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have distribution channels in over 85 countries, and sales are supported by our own offices located in over 40 countries around the world.
•Optimized go-to-market strategies to best access our markets - We utilize vertically focused go-to-market strategies that leverage domain expertise to best serve the needs of individual markets both domestically and abroad. These go-to-market capabilities include independent dealers, joint ventures, original equipment manufacturers (“OEM”), and distribution alliances with key partners, such as CNH Global, Caterpillar, and Nikon, as well as direct sales to end-users, which provide us with broad market reach and localization capabilities to effectively serve our markets.
•Strategic acquisitions - Organic growth continues to be our primary focus, while acquisitions serve to enhance our market position. We acquire businesses that bring domain expertise, technology, products, and distribution capabilities that augment our portfolio and allow us to penetrate existing markets more effectively, or to establish a market beachhead. Our success in targeting and effectively integrating acquisitions is an important aspect of our growth strategy.
Our focus on these growth drivers has led over time to growth in revenue and profitability as well as an increasingly diversified business model. Software and subscription growth is driving increased recurring revenue and is leading to improved visibility in some of our businesses. As our solutions have expanded, our go-to-market model has also evolved, with a balanced mix between direct, distribution, and OEM customers, and an increasing number of enterprise level customer relationships.
Business Segments and Markets
Our segments are distinguished by the markets they serve. Each segment consists of businesses that are responsible for product development, marketing, sales, strategy, and financial performance. We report our financial performance, including revenue and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation. For further financial information about our segments, see Note 5 to the Consolidated Financial Statements.

Buildings and Infrastructure
The Buildings and Infrastructure segment primarily serves customers working in architecture, engineering, construction, and operations and maintenance. Within this segment, our most substantial product portfolios are focused on building construction and civil engineering and construction.
Building Construction. Our building construction portfolio of solutions for the residential, commercial, and industrial building industry spans the entire life cycle of a building and is used by construction owners, architects, designers, general contractors, sub-contractors, engineers, and facility owners or lessees. These solutions serve to improve productivity and to enhance data sharing and collaboration across different teams and stakeholders to help keep projects within cost, time, and quality targets. The suite of technologies and solutions we provide to the building industry includes program management solutions for construction owners, software for 3D conceptual design and modeling, BIM software that is used in design, engineering, and construction, enterprise resource planning and project management and project collaboration for general contractors, advanced integrated site layout and measurement systems, cost estimating, scheduling, and project controls solutions for contractors. The suite also includes applications for sub-contractors and construction trades such as steel, concrete and mechanical, electrical and plumbing, project coordination, and capital program planning and management. In addition, our Trimble Connect collaboration platform streamlines customer workflows and enables interoperability between Trimble’s and other providers' solutions. These solutions for the building industry serve to automate, streamline, and transform work processes across the building construction industry. Our solutions provide customer benefits such as reduced costs, reduced waste and re-work, increased worker safety and efficiencies, faster project completion times, improved information flow, better decision making, enhanced quality control, and sustainability. During 2020, we announced advances in several of our software packages and solutions, including: (i) the launch of PreDesign, a service that enables architects and designers to test design strategies and understand how a site’s climate and environment will impact design proposals, and (ii) the announcement of new integrations for Microsoft 365 and BIMcollab with the Trimble® Connect cloud-based collaboration platform.
Civil Engineering and Construction. Before dirt is ever moved in civil construction, feasibility, design, and scheduling are critical steps to site construction. We provide the civil engineering and construction industry with a continuum of field solutions, software solutions, and services at every stage of the project - from planning and design, to construction, operation, and maintenance. Our civil construction solutions are used in civil infrastructure such as roads, railways, airports, land management, marine construction, and landfills. Our solutions are used across the entire project life cycle to improve productivity, reduce waste and re-work, and enable more informed decision making through enhanced situational awareness, data flow, and project collaboration. At the same time, our solutions can improve worker safety and reduce environmental impact. Our suite of integrated solutions and technologies in this area includes field and office software for optimized route selection and design; systems to automatically guide and control construction equipment such as excavators, bulldozers, wheel loaders, motor graders, and paving equipment; systems to monitor, track, and manage assets, equipment, and workers; and software to facilitate the sharing and communication of data in real time. Together, these solutions are designed to transform how work is done within the civil construction industry.
The civil construction market portfolio integrates data and information across the entire construction process and across mixed fleets. This includes data from site positioning and machine control systems, construction asset management equipment and services, and various software applications. Utilizing wireless and internet-based site communications infrastructure, our solutions include the ability to track and control equipment, perform remote machine diagnostics, and reduce re-work. By leveraging our technology, contractors gain greater insight into their operations helping them to lower costs and improve productivity, worker safety, and asset utilization.
We maintain a joint venture with Caterpillar, Caterpillar-Trimble Control Technologies (“CTCT”), to develop the next generation of advanced electronic guidance and control products for earth-moving machines. The joint venture develops machine control and guidance products that use site design information combined with accurate positioning technology to automatically control dozer blades and other machine tools. Caterpillar generally offers joint venture products as a factory-installed option, while we focus on the aftermarket with products for mixed fleets of earth-moving machines from Caterpillar and other equipment manufacturers to allow improved management of construction sites and projects.
During 2020, we announced a number of developments, including: (i) the launch of the Trimble® Platform as a Service, an offering that gives contractors the ability to purchase select civil construction hardware and software solutions and continually upgrade those solutions with the latest innovations from Trimble and (ii) the release of WorksOS, which integrates design data from the office with machine control data from Trimble to deliver real-time progress and productivity updates for the entire jobsite.

We sell and distribute our products in the Building and Infrastructure segment through both a direct sales force and global networks of independent dealers with expertise and customer relationships in the respective markets, including the network of SITECH Technology Dealers, which serves the civil construction industry. BuildingPoint is an initiative to form a global network of specialized distribution partners to serve the needs of the building construction industry by supporting customers in the adoption of our Buildings solutions. We also sell many of our software solutions through our own direct salesforce.
Competitors in this segment are typically companies that provide optical, laser, or GNSS positioning products as well as companies that produce software specific to the construction process. As we extend our software and services offerings to cover the full set of construction life cycle management solutions used by construction owners, designers, and construction companies, we increasingly compete with large established companies that offer similar systems across all industries. We compete principally on the basis of innovation, differentiated products, domain expertise, service, quality, and geographic reach.
Geospatial
The Geospatial segment primarily serves customers working in surveying, engineering, and government. Within this segment our most substantial product portfolios are focused on surveying and geospatial, and geographic information systems (“GIS”).
Surveying and Geospatial. Through our surveying product portfolio, professional surveyors and engineers provide services to the construction, engineering, mining, oil and gas, energy and utilities, government, and land management sectors. Our survey solutions replace less productive conventional methods of surveying, mapping, 2D or 3D modeling, measurement, reporting, and analysis. Our suite of solutions includes field-based data collection systems and field software, real time communications systems, and back-office software for data processing, modeling, reporting, and analysis. Our field-based technologies are used in handheld, land mobile, and airborne applications and incorporate technologies such as mobile application software, high precision GNSS, robotic measurement systems, inertial positioning, 3D laser scanning, digital imaging, and optical or laser measurement. We maintain a joint venture with Nikon, which focuses on the design and manufacture in Japan of surveying instruments including mechanical total stations and related products. Our office-based products include software for planning, data processing and editing, quality control, 3D modeling, intelligent data analysis and feature extraction, deformation monitoring, project reporting, and data export. Our customers in this area gain benefits from the use of our products including significantly improved productivity in both field and office activities, improved safety through non-contact measurement and detection of potentially dangerous ground or structure movement, and improved data flow that enables better decision making.
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
During 2020, we announced the release of a new GNSS receiver, the Trimble R12i, which incorporates Inertial Measurement Unit (IMU)-based tilt compensation, which enables points to be measured or staked out while the survey rod is tilted, empowering land surveyors to focus on the job at hand and complete work faster and more accurately.

We sell and distribute our products in the Geospatial segment primarily through a global network of independent dealers and business partners. Major competitors in this segment are typically survey instrument companies that provide software driven, 3D measurement and imaging solutions. We compete principally on the basis of innovation, differentiated products, domain expertise, service, quality, and geographic reach.
Resources and Utilities
The Resources and Utilities segment primarily serves customers working in agriculture, forestry, and utilities. Within this segment, our most substantial product portfolio addresses the agriculture market.
Our precision agriculture products and services consist of guidance and positioning systems, including autonomous steering systems, automated and variable-rate application and technology systems, and information management solutions that enable farmers and their partners to improve crop performance, profitability, and environmental quality. Our precision agriculture solutions can assist farmers throughout every step of their farming process, beginning with land preparation and continuing through the planting, nutrient, pest management, and harvesting phases of a crop cycle. We provide manual and automated navigation guidance for tractors and other farm equipment used in spraying, planting, cultivating, and harvesting applications. The benefits to the farmer include faster machine operation, higher yields, and lower consumption of fuel and chemicals than conventional equipment. In addition, we provide solutions to automate application of pesticide and seeding. Our water solutions help farmers minimize their water costs and distribute water more efficiently and include applications for leveling agricultural fields for irrigation and aligning drainage systems to better manage water flow in fields.
Software solutions that use data to enhance farm productivity are an increasing focus in our agriculture business. Our agricultural software is used by farmers to help integrate all of the information on the farm, and is also used by advisors, suppliers, and purchasers to share information to help improve efficiencies. Our agricultural software enables farmers to make more informed decisions leading to higher yields, better quality crops, increased profitability, and reduced environmental impact.
For many of our end market applications and customer needs, the positional accuracy that can be derived from GNSS satellite signals alone is insufficient. In these applications, higher levels of positional accuracy are required. For these situations, we provide an augmentation service that improves the positional accuracy that is available to the customer, thereby enabling higher levels of precision and automation in work processes that are conducted in the field. This service is provided by Trimble Positioning Services and is available in a variety of formats and accuracy levels, depending on the relevant application's specific needs. Trimble Positioning Services serves customers in a variety of end markets, including agriculture, construction, geospatial, and other markets, with a majority of its customers being in agriculture.
We use multiple distribution approaches to access the agricultural market including independent dealers and direct selling to enterprise accounts. A significant portion of our sales are through CNH Global and affiliated dealer networks. Our distributors provide a premier level of technical expertise, customer service and support capabilities, and operate with a strategy that fosters technology interoperability in mixed fleets used on a farm. Our distributors are committed to providing reliable, responsive, and dedicated in-field service and support as well as creating a hassle-free experience for the grower and their advisors when implementing advanced technology solutions. They also provide training to help farmers and advisors gain a better understanding of how to use the technology in a way that best meets their needs.
Competitors in the agricultural market are vertically integrated farm equipment and implement companies, agricultural instrumentation companies, and companies that provide agricultural software and services. We compete principally on the basis of robust performance, ease of use, domain expertise, customer support, price, interoperability, interconnectedness, and the completeness of our solutions.
Transportation
Our transportation solutions provide capabilities for the long-haul trucking and freight shipper markets to create a connected supply chain and integrate all forms of transportation, drivers, back office management, shippers and freight. We provide enterprise and mobility solutions focused on business intelligence and data analytics, safety and regulatory compliance, navigation and routing, freight brokerage, supply chain visibility and final mile, and transportation management and fleet maintenance. Within this segment, our most substantial product portfolio addresses the truckload freight market.
In the transportation market, we offer a suite of solutions marketed primarily under the Trimble brand. Together, this range of products provides comprehensive fleet and transportation management systems, analytics, routing, mapping, reporting, and predictive modeling solutions to enable the transportation industry to achieve greater overall operational efficiency, fleet performance, and profitability while ensuring regulatory compliance. In addition to cloud-hosted solutions, we also integrate our applications and services directly into the customer’s IT infrastructure.
The mobility solutions encompass route management, safety and compliance, end-to-end vehicle management, video intelligence, and supply chain communications. The transportation management system serves as a central hub from which the core operations of transportation organizations are managed, data is stored and analyzed, and mission critical business processes are automated. Our enterprise transportation management system automates business processes spanning the entire surface transportation life cycle for shippers, carriers and intermediaries, delivering visibility, control, and decision support for the intricate relationships and complex processes involved in the movement of freight. Our products also provide truck routing, mileage, and mapping solutions, as well as a voice guided turn-by-turn navigation solution.
The Transportation segment generally sells directly to end-users and OEMs. Sales cycles tend to be long, often involving field trials followed by an extensive decision-making process. Competitors in this segment are typically companies that provide fleet mobility services, transportation management software, and digital freight matching. We compete principally on the basis of interoperability, domain expertise, customer support and service, price, innovative product offerings, quality, and the completeness of our solutions.

Seasonality of Business
Construction equipment revenue, within our Buildings and Infrastructure segment, historically has been higher in early spring. Our agricultural equipment revenue, within our Resources and Utilities segment, has historically been the highest in the first quarter, followed by the second quarter, reflecting buying in anticipation of the spring planting season in the Northern hemisphere. However, overall as a company, as a result of diversification of our businesses across segments and the increased impact of software and subscription revenue, we are experiencing less seasonality. Changes in global macroeconomic conditions could also impact the level of seasonality we experience.

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
Our primary design, manufacturing, and distribution sites in Dayton, Ohio; Sunnyvale, California; Danderyd, Sweden; Eindhoven, Netherlands; Auckland, New Zealand, and Shanghai, China are registered to ISO9001:2015 covering the design, production, distribution, and servicing of our products.
Research and Development and Patents, Licenses, and Intellectual Property
We believe that our competitive position is maintained through the development and introduction of new products, including software and services, that incorporate improved features and functionality, better performance, smaller size and weight, lower cost, or some combination of these factors. We invest substantially in the development of new products. We also make significant investments in the positioning, communication, and information technologies that underlie our products and will likely provide competitive advantages. Our investments enable us to push the state-of-the-art in key technology areas and to connect other leading technologies to solve customer problems in new and unique ways.
We expect to continue investing in research and development at a rate consistent with our past, with the goal of maintaining or improving our competitive position and entering new markets.
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We hold over 1,000 unique issued and enforceable patents covering key technology areas, including precision GNSS, optical and inertial positioning solutions, artificial intelligence and machine learning, IoT, cloud computing, laser scanning, 3D modeling, point cloud processing, augmented reality, and many others. We generally prefer to own the intellectual property used in our products, either directly or through subsidiaries. Occasionally we license technology from third parties. We are not dependent on any one patent or license. We also own numerous trademarks and service marks that contribute to the identity and recognition of Trimble and its global products and services.
Human Capital
Trimble’s culture reflects our guiding principles at work and is fundamental to sustaining our success. A company’s culture describes how people behave in the work environment and is closely tied to leadership. At Trimble, people inspire purpose and vision, engage to draw out the best from each other, and strive to achieve meaningful results. This mindset shapes how we treat one another and how we serve our customers, colleagues, and stockholders. These attributes serve as a common foundation across the global organization and also adapt locally to diverse geographic and operational business models. Commitment to these behaviors unites Trimble employees.

In the technology space, intellectual property and know-how derived from employees fosters innovation and serves as a competitive advantage. To continue producing the innovative technologies for which we are known, it is crucial that we continue to attract, engage, and retain top talent. We strive to make Trimble a diverse, equitable, inclusive, and safe workplace and provide opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits, and health and wellness programs, and by programs that build connections between our employees and their communities.
At the end of fiscal 2020, we employed 11,402 full-time and part-time employees, the overwhelming majority of which were full-time employees. Approximately 49%, 30%, 17%, and 4% of employees reside in North America, Europe, Asia-Pacific, and the rest of world, respectively. Our employees are working in over 200 locations in over 40 countries. Collectively, we speak more than 45 different languages. We believe our diversity makes us stronger and better able to solve complex problems for our customers.
Diversity and Inclusion

We value diversity in our workforce, including various cultures, backgrounds, ages, gender, race and ethnicities, nationality, sexual orientation, religion, people with different abilities, parents and caregivers, and many other characteristics, knowing that it drives our best thinking. Our focus on diversity starts at the top. Four out of our eleven board members are female or ethnically diverse, placing us in a select group of companies. In fiscal 2020, we named a Vice President of Diversity, Equity, and Inclusion. In quarterly business reviews, we review gender and U.S. ethnicity demographics and trends for every business within Trimble, as well as initiatives that will lead toward future progress.

We have a number of employee networks that enhance our inclusive and diverse culture, including networks that support women, caregivers, black professionals, veterans, and the LGBTQ+ community. We are focused on measuring and increasing gender representation and diversity in high impact roles such as front-line management, engineering, product management, and sales. We have provided increased access to diversity and inclusion educational resources, training, assessments, articles and other employee forums to help us work together and more effectively across a variety of cultures globally.

We are committed to inspiring and attracting extraordinary and diverse talent. The hiring and retention of top talent is always a strategic priority, and increasingly, a challenging one. In addition, our increasing focus on technologies, such as cloud and autonomy, requires us to compete against leading companies in the technology sector. Colleges and universities remain an important source of talented recruits. We aim to transform and re-invent the way Trimble attracts and hires employees to increase diversity. Initiatives include modifications to our recruiting process to ensure inclusion of diverse candidates, developing relationships with universities with higher underrepresentation, creating diverse talent pools, and increasing networking and referrals with diverse professional organizations.

Compensation and Benefits

We believe people should be paid for the role they perform and their skills and experience, regardless of their gender, race, age or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role, their experience, their performance, and the region in which they live. We also regularly review our compensation practices to ensure our pay is fair and equitable. In addition to base salaries, certain roles are eligible to participate in short-term and long-term incentive plans.

We also offer market competitive benefit programs (which vary by country/region), which include health and wellness benefits, life insurance and disability benefits, flexible savings accounts, paid time off, parental and family leave, employee support programs, retirement plans, an employee stock purchase plan, adoption and surrogacy education assistance, flexible work schedules, tuition assistance, and on-site services such as health centers and fitness centers at some sites, among others.

Talent Development

We are committed to providing every employee with the opportunity to learn, grow, and excel in a respectful and collaborative workplace. Part of our people development mission is to create a culture of continuous learning and curiosity. We believe that abilities can be developed through dedication and hard work; brains and talent are just the starting point. We encourage employees to nurture a love of continuous learning and a resilience that is essential for accomplishment.

We have a framework for people development that is employee-centric and evidence-based. Performance reviews include frequent, casual conversations based upon employee survey data that drives engagement and retention. These surveys also include questions oriented around the Company’s mission, vision, values, and purpose, work environment, career development, and employee-manager relations. Our world-wide training portal, Learn.Trimble.com, provides a set of resources that is easy to access anytime and anywhere, with a range of focus areas from new employees to existing employee development to manager development.

Building Connections

We believe that building connections between our employees, their families, and our communities creates a more meaningful, fulfilling, and enjoyable workplace. Since our employees are passionate about a variety of causes, our company giving and volunteering programs support and encourage employees by engaging with those causes. In our offices around the world, our employee-led committees select local organizations to support, often in the form of grants and employee fundraising. We also frequently collaborate with these organizations on volunteer activities for our employees.

Our Trimble Foundation aligns international philanthropic efforts by giving back to the communities where Trimble does business and helping those in need. We do this by supporting two focus areas, natural disaster relief and female education and empowerment, as well as by supporting the philanthropic efforts of our offices.

Health, Safety and Wellness

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge on our web site through investor.trimble.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Financial news and reports and related information about our Company, as well as GAAP to non-GAAP reconciliations, are also found on this web site. Information contained on our web site is not part of this annual report on Form 10-K.
In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:
Trimble Inc.
935 Stewart Drive, Sunnyvale, CA 94085
Attention: Investor Relations
Telephone: 303-635-8551

Information about our Executive Officers
The names, ages and positions of our executive officers as of February 26, 2021 are as follows:

Name	Age	Position
Steve W. Berglund	69	Executive Chairman
Robert G. Painter	49	President and Chief Executive Officer
David G. Barnes	59	Chief Financial Officer
Ronald J. Bisio	52	Senior Vice President
Bryn A. Fosburgh	58	Senior Vice President
James A. Kirkland	61	Senior Vice President, General Counsel and Secretary
James Langley	46	Senior Vice President
Darryl R. Matthews	53	Senior Vice President
Julie A. Shepard	63	Chief Accounting Officer
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
Robert G. Painter—Robert Painter was appointed Trimble’s president and chief executive officer in January 2020. From 2016 through 2019, he served as our chief financial officer, where he was responsible for Trimble’s worldwide finance operations. In 2015, Mr. Painter was appointed vice president of Trimble buildings businesses, a group focused on BIM-centric divisions that span the design-build-operate continuum of the building life cycle. From 2011 to 2014, he served as general manager of our joint venture with Hilti, which was created to foster collaborative development of product innovations for the building construction industry. From 2009 to 2010, he served as general manager of our construction services division. Mr. Painter joined Trimble in 2006 and assumed leadership of Trimble’s business development, leading all acquisition and corporate strategy activities. Prior to joining Trimble, Mr. Painter served in a variety of management and finance positions at Cenveo, Rapt Inc., Bain & Company, Whole Foods Market, and Kraft Foods. In 1993, he earned a Bachelor of Science degree in Finance from West Virginia University and received an MBA in Business from Harvard University in 1998.
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

Bryn A. Fosburgh—Bryn Fosburgh currently serves as senior vice president responsible for Trimble’s construction businesses, which includes Trimble’s civil engineering and construction, buildings, Viewpoint and e-Builder divisions, as well as Trimble’s joint ventures with Caterpillar, Hilti, and Nikon. From 2016 to 2019, Mr. Fosburgh was our senior vice president responsible for Trimble’s joint ventures, as well as U.S. Federal government strategy and accounts, OEM construction machine division, and professional services groups. From 2014 to 2016, he served as senior vice president for Trimble's geospatial, civil engineering and construction, and building divisions, and the Caterpillar and Hilti-related joint ventures. From 2010 to 2014, Mr. Fosburgh was responsible for buildings and heavy civil construction divisions along with Caterpillar and Hilti joint ventures. From 2009 to 2010, Mr. Fosburgh served as vice president for Trimble's construction division, transportation and logistics, field service management, and a number of corporate functions and geographical regions. From 2007 to 2009, Mr. Fosburgh was vice president for Trimble's construction and agriculture divisions, and from 2005 to 2007, Mr. Fosburgh served as vice president and general manager of Trimble's engineering and construction division. Mr. Fosburgh joined Trimble in 1994 and has held numerous roles, including vice president and general manager for Trimble's geomatics and engineering division, and division vice president of survey and infrastructure. Prior to Trimble, Mr. Fosburgh was a civil engineer and also held various positions for the U.S. Army Corps of Engineers and Defense Mapping Agency. Mr. Fosburgh received a B.S. in geology from the University of Wisconsin in Green Bay in 1985 and an M.S. from the school of civil engineering at Purdue University in 1989.
James A. Kirkland—James Kirkland currently serves as Trimble’s senior vice president, general counsel, and secretary. He joined Trimble as vice president and general counsel in July 2008.  Prior to joining Trimble, he served as general counsel and executive vice president, strategic development at Covad Communications. Mr. Kirkland also served as senior vice president of spectrum development and general counsel at Clearwire Technologies, Inc. Mr. Kirkland began his career in 1984 as an associate at Mintz Levin and in 1992 he was promoted to partner. Mr. Kirkland received his BA from Georgetown University in Washington, D.C. in 1981 and his J.D. from Harvard Law School in 1984.
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
Julie A. Shepard—Julie Shepard currently serves as Trimble’s chief accounting officer. She joined Trimble in December of 2006 as vice president of finance and was appointed chief accounting officer in May 2017. Prior to joining Trimble, Ms. Shepard served as vice president of finance and corporate controller at Quantum Corporation. Ms. Shepard brings with her over 30 years of experience in a broad range of finance roles, with diverse experience ranging from early stage private equity backed technology companies to large multinational corporations. Ms. Shepard began her career at Price Waterhouse and is a Certified Public Accountant. She received a B.S in Accounting from California State University. She is a member of the AICPA, Financial Executive Institute, and the SASB Alliance.

Item 1A.Risk Factors

RISKS AND UNCERTAINTIES
You should carefully consider the following risk factors, in addition to the other information contained in this Form 10-K and in any other documents to which we refer you in this Form 10-K, before purchasing our securities. The risks and uncertainties described below are not the only ones we face.
Risks related to our business
Our financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 pandemic

Our overall performance depends upon domestic and worldwide economic and political conditions. The global spread of COVID-19 has created volatility, uncertainty, and economic disruption. The pandemic has caused and may continue to cause a slowdown in worldwide economic activity, decreased demand for products and services, and disruptions to global supply chains and financial markets. These effects have resulted and may result in additional lost or delayed revenue to us and have disrupted our business operations as we have transitioned to remote working environments, restricted employee travel, and significantly limited access to, and imposed social distancing requirements within, our facilities including research and development facilities.

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

The extent to which COVID-19 impacts our business, operations, and financial results will depend on numerous evolving factors that we are not able to accurately predict, including:

•the duration and scope of the pandemic, the availability of and timing for distributing vaccines and the efficacy of vaccines, including with respect to new strains of the virus, and the continuing economic impacts of the pandemic;
•governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic;
•the effect on our customers and customer demand for and ability to pay for our products and services;
•restrictions or disruptions to transportation, including reduced availability of ground or air transport;
•disruption of the supply chain for our products;
•our ability to comply with financial covenants, including maintaining required leverage ratios, which could result in debt becoming due and payable prior to its stated maturity; and
•changes in our effective tax rate due to effects of COVID-19 on our geographic mix of earnings.

In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future. In regions that fail to fully contain COVID-19 or suffer a COVID-19 relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business, financial condition, and results of operations.
We operate globally and are subject to significant risks in many jurisdictions
Global or regional conditions may harm our financial results. We have operations in many countries, and a significant portion of our revenue is derived from countries outside of the United States. As a result, our operations, and our financial results, including our ability to design, develop, or sell products, may be adversely affected by a number of factors outside of our control, including:

•global and local economic conditions;
•the demand and cost of commodities, such as corn and oil;
•the strength of the agricultural, engineering, and construction markets;
•inadequate infrastructure and other disruptions, such as supply chain interruptions and large-scale outages or unreliable provision of services from utilities, transportation, data hosting, or telecommunications providers;

•government restrictions on our operations in any country, or restrictions on our ability to repatriate earnings from a particular country;
•differing employment practices and labor issues;
•formal or informal imposition of new or revised export and/or import and doing-business regulations, including trade sanctions, tariffs, and import or export licensing requirements, which could be changed without notice;
•ineffective legal protection of our IP rights in certain countries;
•uncertain economic and political conditions in countries where we do business;
•local business and cultural factors that differ from our normal standards and practices;
•differing regional responses and restrictions related to global pandemics, like the COVID-19 pandemic; and
•uncertainty regarding social, political, immigration, and trade policies in the U.S. and abroad, including the impact of the United Kingdom’s recent withdrawal from the European Union (“Brexit”).

There is inherent risk that political, diplomatic, or military events could result in trade disruptions, including tariffs, trade embargoes, export restrictions, and other trade barriers. A significant trade disruption or the establishment or increase of any trade barrier in any area where we do business could increase the cost of our products, which could adversely impact the margin that we earn on sales, make our products more expensive for customers or create uncertainty around demand for certain types of products, which could make our products less competitive and reduce customer demand. Given the change in U.S. presidential administration and the current political climate, there is uncertainty about the trade policies, treaties, government regulations, and tariffs that could apply to trade. In addition, if there is continuing deterioration in the global economy, the economies of the countries or regions where our customers are located or do business, or the industries that we or our customers serve, the demand for our products and services would likely decrease. In addition, government or customer efforts, attitudes, laws or policies may lead to non-U.S. customers favoring domestic suppliers that could compete with or replace our products, which would also have an adverse effect on our business. Changes in economic conditions and political uncertainty surrounding international trade also make it difficult to make financial forecasts. Any of these factors or any combination of these factors could cause us to miss our financial projections and adversely affect our business, financial condition, and results of operations.

Engaging in international business inherently involves a number of other difficulties and risks.
Risks associated with engaging in international business include:
•longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•difficulties and costs of staffing and managing international operations;
•differing local customer product preferences and requirements than our U.S. markets; and
•difficulties protecting or procuring intellectual property rights.

These factors or any combination of these factors could adversely affect our business, financial condition, and results of operations.
If we are unable to effectively manage our increasingly diverse and complex businesses and operations, our ability to generate growth and revenue from new or existing customers may be adversely affected
Because our operations are geographically diverse and increasingly complex, our personnel resources and infrastructure could become strained, and our reputation in the market and our ability to successfully manage and grow our business may be adversely affected. The size, complexity, and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and future growth may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:

•maintaining continuity in our senior management and key personnel;
•increasing the productivity of our existing employees;
•attracting, retaining, training, and motivating our employees, particularly our technical and management personnel;
•deploying our solutions using third-party information systems, which may require changes to our applications, documentation, and operational processes;
•improving our operational, financial, and management controls; and
•improving our information reporting systems and procedures.

We have increasingly diversified the nature of our businesses both organically and by acquisition. As a result, an increasing amount of our business involves business models that require managerial techniques and skill sets that are different from those required to manage our historical core businesses.

Over the last few years, we have focused more on subscription models. As a result, we expect to derive an increasing portion of our revenue in the future from subscriptions. The subscription models provide our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. Market acceptance of such offerings is affected by a variety of factors, including but not limited to security, reliability, performance, current license terms, customer preference and industry adoption, social/community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. We may be unable to successfully support and host our subscription offerings in light of the foregoing risks and uncertainties.

These factors or a combination of these factors could have an adverse impact on our business, financial condition, and results of operations.

Changes in our software and subscription businesses may adversely impact our operations and financial results
An increasing portion of our revenue is generated through software maintenance and subscription revenue, which includes SaaS and new subscription services for integrated solutions. Our customers have no obligation to renew their agreements for our software maintenance or subscription services after the expiration of their initial contract period, which typically ranges from one to three years. Our customer acquisition and renewal rates may decline or fluctuate as a result of a number of factors, including overall economic conditions, the health of their businesses, competitive offerings, and customer dissatisfaction with our services. If customers do not renew their contracts for our products, our maintenance and subscription revenue will decline, and our financial results will suffer. Any reduction in the number of licenses that we sell, even if our customer acquisition rates do not change, will have an adverse impact on our future maintenance revenue growth. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, our business, financial condition, and results of operations could be adversely impacted.
We continually re-evaluate our software licensing programs and subscription programs, including specific license models, delivery methods, and terms and conditions. Changes to our licensing programs and subscription programs, including the introduction of new subscription services for integrated solutions that include hardware, the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions, and other factors could impact the timing of the recognition of revenue for our products, and could adversely affect our operating results and financial condition. We may implement different licensing models that require us to recognize licensing fees over a longer period. Over the last few years, we have increasingly offered additional products through a SaaS model. SaaS revenue is currently recognized ratably over the subscription period. Any significant increase in the percentage of our business generated from a subscription model could increase the amount of revenue to be recognized over time as opposed to upfront, which would delay revenue recognition and have an adverse impact on our operating results in a quarterly period. Due to these complexities, we may not be able to accurately forecast our revenue, which could cause us to miss our earnings estimates or revenue projections and adversely impact our stock price.

We may not be able to enter into or maintain important alliances and distribution relationships
We believe that in certain business opportunities, our success will depend on our ability to form and maintain alliances with industry participants, such as Caterpillar, Nikon, Hilti, and CNH Global. Our failure to form and maintain such alliances, or the preemption or disruption of such alliances by actions of competitors, could adversely affect our ability to sell our products to customers. Our relationships with substantial industry participants such as Caterpillar and CNH Global are complex and multifaceted and are likely to evolve over time based upon the changing business needs and objectives of the parties. Evolution of our respective business strategies and diversification of product portfolios may lead to increased competition with our strategic allies, placing additional pressure on these relationships. Since these strategic relationships contribute to significant ongoing business in certain of our important markets, changes in these relationships could adversely affect our sales. In addition, we utilize dealer networks, including those affiliated with some of our strategic allies such as Caterpillar and CNH Global to market, sell, and service many of our products.
Changes in our product mix, including increasing provision of subscription services for integrated solutions tailored to the needs of specific vertical markets, impose new demands on our distribution channels and may require significant changes in the skills and expertise required to successfully distribute our products and services, or the creation of new distribution channels. Recruiting and retaining qualified channel partners and training them in the use and the selling of our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channels, we must continue to expand and improve our processes and procedures that support our distribution channels, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our product offerings, including our new product developments, and newer types of offering, such as subscription programs for integrated solutions that include hardware, software maintenance, and other recurring services, may make it more difficult to introduce those products to end-users and delay end-user adoption, which could result in lower revenue.
Disruption of dealer coverage within specific geographic or end-user markets could cause difficulties in marketing, selling, or servicing our products and have an adverse effect on our business, financial condition, and results of operations. Moreover, dealers who carry products that compete with our products may focus their inventory purchases and sales efforts on goods provided by competitors due to industry demand or profitability. Such sourcing decisions can adversely impact our sales, financial condition, and results of operations.

Investing in and integrating new acquisitions could be costly, place a significant strain on our management systems and resources, or may fail to deliver the expected return on investment, which could adversely impact our results of operations
We typically acquire a number of businesses each year and intend to continue to acquire other businesses. Acquisitions entail numerous risks, including:

•potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;
•loss of key employees or customers of acquired operations;
•difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;
•potential disruption of our business or the acquired business;
•unanticipated expenses related to acquisitions;
•unanticipated difficulties in conforming business practices, policies, procedures, internal controls, and financial records of acquisitions with our own business;
•impairment of relationships with employees, customers, vendors, distributors or business partners of either an acquired company or our own business;
•inability to accurately forecast the performance of recently acquired businesses, resulting in unforeseen adverse effects on our operating results;
•potential liabilities, including liabilities resulting from known or unknown compliance or legal issues, associated with an acquired business; and
•adverse accounting impact to our results of operations because of purchase accounting treatment and the business or accounting practices of acquired companies.
Any such effects from acquisitions could be costly and place a significant strain on our management systems and resources.
As a result of acquisitions, we have significant assets that include goodwill and other purchased intangibles. The testing of goodwill and intangibles for impairment under established accounting guidelines requires significant use of judgment and assumptions. Changes in business conditions or in the prospects or results of operations of the acquired business could require negative adjustments to the valuation of these assets resulting in write-offs that would adversely affect our results. If we divest a business and the proceeds are less than the net book value at the time, we would have to write off the difference. In addition, changes in the operating results or the valuation of companies in which we have investments may have a direct impact on our financial statements or could result in our having to write down the value of such investment.
Even if successfully negotiated and closed, acquisitions may not yield expected synergies, may not advance our business strategy as expected, may fall short of expected return-on-investment targets, or may not prove successful or effective for our business. Companies that we acquire may operate with different cost and margin structures, which could further cause fluctuations in our operating results and adversely affect our business, financial condition, and results of operations.

We face substantial competition in our markets, which could decrease our revenue and growth rates or impair our financial condition and results of operations
Our markets are highly competitive, and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the effectiveness of our distribution channel and direct sales force, the level of customer service, the development of new technology, and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GNSS, software, optical, and laser suppliers, and competition may intensify from various larger U.S. and non-U.S. competitors and new market entrants, particularly from markets such as China. Our products, which commonly use GNSS for basic location information, may be subject to competition from alternative location technologies such as simultaneous location and mapping technology. In our software and subscription services businesses, we face competition from a group of large, well-established companies, particularly in the areas of design, enterprise resource planning (ERP), collaboration and project management solutions. Our integrated hardware and software products may be subject to increasing competition from mass market devices such as smartphones and tablets used in conjunction with relatively inexpensive applications, which have not been heavily used for commercial applications in the past. These developments may require us to rapidly adapt to technological and customer preference changes that we have not previously been exposed to, including those related to cloud computing, mobile devices, and new computing platforms. Such competition has in the past resulted, and in the future may result, in price reductions, reduced margins or loss of market share, any of which could decrease our revenue and growth rates or impair our operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales, and other resources than we do.

Risks related to our technology and products

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
Errors, viruses, or bugs may be present in software or hardware that we acquire or license from third parties and incorporate into our products or in third party software or hardware that our customers use in conjunction with our products. Our customers’ proprietary software and network firewall protections may corrupt data from our products and create difficulties in implementing our solutions. Changes to third party software or hardware that our customers use in conjunction with our software could also render our applications inoperable. Any errors, defects, or security vulnerabilities in our products or any defects in, or compatibility issues with, any third-party hardware or software or customers’ network environments discovered after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers, theft of trade secrets, data or intellectual property and increased service and warranty cost, any of which could adversely affect our business, financial condition, and results of operations.
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

Our internal and customer-facing systems, and systems of third parties we rely upon, may be subject to cybersecurity breaches, disruptions, or delays
A cybersecurity incident in our own systems or the systems of our third-party providers may compromise the confidentiality, integrity, or availability of our own internal data, the availability of our products and websites designed to support our customers, or our customer data. Computer hackers, foreign governments, or cyber terrorists may attempt to or succeed in penetrating our network security and our website. The recent discovery of wide-scale cybersecurity intrusions into U.S. government and private company computer networks by alleged Russian state actors underscores the ongoing threat posed by sophisticated and foreign state-sponsored attacks. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third-party providers, or other misconduct. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data.

We have experienced security breaches in the past, and despite our efforts to maintain the security and integrity of our systems, it is impossible to eliminate this risk. Because the techniques used by computer hackers who may attempt to penetrate and sabotage our network security or our website change frequently, they may take advantage of weaknesses in third-party technology or standards of which we are unaware or that we do not control and may not be recognized until long after they have been launched against a target. We may be unable to anticipate or counter these techniques. It is also possible that unauthorized access to customer data or confidential information may be obtained through inadequate use of security controls by customers, vendors, or business partners. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement, and maintain. Such efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and may limit the functionality of, or otherwise adversely impact our service offering and systems. A cybersecurity incident affecting our systems may also result in theft of our intellectual property, proprietary data, or trade secrets, which would compromise our competitive position, reputation, and operating results. We also may be required to notify regulators about any actual or perceived personal data breach (including the EU Lead Data Protection Authority) as well as the individuals who are affected by the incident within strict time periods.
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
An increasing portion of our revenue comes from SaaS solutions and other hosted services in which we store, retrieve, communicate, and manage data that is critical to our customers’ business systems. Disruption of our systems that support these services and solutions could cause disruptions in our customers’ systems and in the businesses that rely on these systems. Any such disruptions could harm our reputation, create liabilities to our customers, hurt demand for our services and solutions, and adversely impact our business, financial condition, and results of operations.

We are dependent on new products and services, and if we are unable to successfully introduce them into the market or to effectively compete with new, disruptive product alternatives, our customer base may decline or fail to grow as anticipated
Our future revenue stream depends to a large degree on our ability to bring new products and services to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products and services, enhance existing products, and achieve market acceptance of such products and services. We may encounter problems in the future in innovating and introducing new products and services. Our development stage products may not be successfully completed or, if developed, may not achieve significant customer acceptance. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve our goals as to the timing of introducing new technology products or could encounter increased costs. The timely availability and cost-effective production of these products in volume and their acceptance by customers are important to our future success. If we are unable to introduce new products and services, if other companies develop competing technology products and services, or if we do not develop compelling new products and services, our number of customers may not grow as anticipated, or may decline, which could harm our operating results. Many of our offerings are increasingly focused on software and subscription services. The software industry is characterized by rapidly changing customer preferences, which require us to address multiple delivery platforms, new mobile devices, and cloud computing. Life cycles of software products can be short, and this can exacerbate the risks associated with developing new products. The introduction of third-party solutions embodying new, disruptive technologies and the emergence of new industry standards could make our existing and future software solutions and other products obsolete or non-competitive. If we are not able to develop software and other solutions that address the increasingly sophisticated needs of our customers, or if we are unable to adapt to new platforms, technologies, or new industry standards that impact our markets, our ability to retain or increase market share and results of operations could be adversely affected.

Some of our products rely on third party technologies including open source software, which could result in product incompatibilities or harm availability of our products and services
We license software, technologies, and intellectual property underlying some of our software from third parties. The third-party licenses we rely upon may not continue to be available to us on commercially reasonable terms, or at all, and the software and technologies may not be appropriately supported, maintained, or enhanced by the licensors, resulting in development delays. Some software licenses are subject to annual renewals at the discretion of the licensors. In some cases, if we were to breach a provision of these license agreements, the licensor could terminate the agreement immediately. The loss of licenses to, or inability to support, maintain, and enhance, any such third-party software or technology could result in increased costs, or delays in software releases or updates, until such issues have been resolved. This could have an adverse effect on our business, financial condition, and results of operations.
We also incorporate open source software into our products. Although we monitor our use of open source software, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to market or sell our products or to develop new products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to disclose and offer royalty-free licenses in connection with our own source code, to re-engineer our products, or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business.

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
Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain our software or develop software with the same functionality or to obtain and use information that we regard as proprietary. Others may develop technologies that are similar or superior to our technology, duplicate our technology, or design around the patents owned by us. In addition, effective copyright, patent, and trade secret protection may be unavailable, limited, or not applied for in certain countries. The steps taken by us to protect our technology might not prevent the misappropriation of such technology.
The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. Third parties may claim that we or our customers (some of whom are indemnified by us) are infringing their intellectual property rights. For example, individuals and groups may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from us or our customers. The number of these claims has increased in recent years. As new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to secure a license from such patent holders, redesign our products, or withdraw products from the market. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which could harm our business, financial condition and results of operations.

We are dependent on limited source manufacturers and suppliers for certain of our products and critical components; a disruption in our supply chain could adversely affect our revenue and results of operations
We are dependent upon a limited number of contract manufacturers for the manufacture, testing, and assembly of certain products and specific suppliers for a number of our critical components. Our current reliance on a limited group of suppliers and contract manufacturers involves risks, including a potential inability to obtain an adequate supply of required products or components to meet customers’ delivery requirements, a risk that we may accumulate excess inventories if we inaccurately forecast demand for our products, reduced control over pricing and delivery schedules, discontinuation of or increased prices for certain components, and economic conditions that may adversely impact the viability of our suppliers and contract manufacturers. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results. Such a disruption could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices or labor stoppages, the imposition of regulations, quotas or embargoes on components, a scarcity of, or significant increase in the price of, required electronic components for our products, trade restrictions, tariffs or duties, fluctuations in currency exchange rates, transportation failures affecting the supply chain and shipment of materials and finished goods, third party interference in the integrity of the products sourced through the supply chain, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, military conflicts, geopolitical developments, war or terrorism, and disruptions in utility and other services. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble, and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand as well as our results of operations.

We are dependent on the availability and unimpaired use of allocated bands within the radio frequency spectrum; our products may be subject to harmful interference from new or modified spectrum uses
Our GNSS technology is dependent on the use of satellite signals and on terrestrial communication bands. International allocations of radio frequency are made by the International Telecommunications Union (“ITU”), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference. Each country also has regulatory authority over how each band is used in the country. In the United States, the Federal Communications Commission (“FCC”) and the National Telecommunications and Information Administration share responsibility for radio frequency allocations and spectrum usage regulations.
Any ITU or local reallocation of radio frequency bands, including frequency band segmentation and sharing of spectrum, or other modifications of the permitted uses of relevant frequency bands, may materially and adversely affect the utility and reliability of our products and have significant adverse impacts on our customers, both of which could reduce demand for our products. For example, in 2020 the FCC approved a proposal by a private party to repurpose spectrum adjacent to the authorized GNSS bands for terrestrial wireless operations throughout the United States. The company has opposed and continues to oppose this proposal, along with a wide range of participants in commercial and governmental sectors that rely on the use of GNSS in their critical activities. The FCC’s action is subject to further review as well as potential legislative action. If the FCC’s action continues in effect and terrestrial operations are implemented in the affected spectrum, these operations could create harmful interference to GNSS receivers in proximity to such operations and impose costs to retrofit or replace affected receivers. Similarly, other countries have considered proposals for use of frequencies used by our products as well as adjacent bands that could cause harmful interference to our products.
Many of our products use other radio frequency bands, such as the public land mobile radio bands, together with the GNSS signal, to provide enhanced GNSS capabilities, such as real-time kinematics precision. The continuing availability of these non-GNSS radio frequencies is essential to provide enhanced GNSS products to our precision survey, agriculture, and construction machine controls markets. In addition, transmissions and emissions from other services and equipment operating in adjacent frequency bands or in-band may impair the utility and reliability of our products. Any regulatory changes in spectrum allocation or in allowable operating conditions could have a material adverse effect on our business, financial condition, and results of operations.

Many of our products rely on GNSS technology, GPS and other satellite systems, which may become degraded or inoperable and result in lost revenue
GNSS technology, GPS satellites, and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible intentional disruption. Many of the GPS satellites currently in orbit were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of operational satellites in orbit, some have been in operation for 15 years or more. Repair of damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites below the 24-satellite standard established for GPS may impair the utility of the GPS system and the growth of current and additional market opportunities. In addition, software updates to GPS satellites and ground control segments, and infrequent known events such as GPS week number rollover, may adversely affect our products and customers. We depend on public access to open technical specifications in advance of system updates to mitigate these problems, which may not be available or complete.
We are dependent on continued operation of GPS, the principal GNSS currently in operation. The GPS constellation is operated by the U. S. Government, which is committed to maintenance and improvement of GPS. If supporting policies were to change, or if user fees were imposed, it could have an adverse effect on our business, financial condition, and results of operations.
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
Many of our products use satellite signals from the Russian GLONASS and the European Galileo GNSS Systems. Other countries, including China and India, are in the process of creating their own GNSS systems, and we either have developed or will develop products that use GNSS signals from these systems. National or European authorities may provide preferential access to signals to companies associated with their markets, including our competitors, which could harm our competitive position. Use of non-U.S. GNSS signals are also subject to FCC waiver requirements and to restrictions based upon international trade or geopolitical considerations. If we are unable to develop timely and competitive commercial products using these systems, or obtain timely and equal access to service signals, this could result in lost revenue. These authorities may also adopt protectionist measures favoring national companies who make use of their GNSS systems, to the detriment of our products using the U.S. GPS system, which could harm our business, financial condition, and results of operations.

Regulatory risks

We face risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations
These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, and laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and other anti-corruption laws that have recently been the subject of a substantial increase in global enforcement. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold or that require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions or conditions on the conduct of our business. Any such violations could include prohibitions or conditions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results.
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

We are subject to evolving privacy laws in the United States and other jurisdictions that are subject to potentially differing interpretations and which could adversely impact our business and require that we incur substantial costs
Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various U.S. federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. For example, the EU-U.S. Privacy Shield, a basis for data transfers from the EU to the U.S., was invalidated by the European Court of Justice, and we expect that the international transfer of personal data will present ongoing compliance challenges and complicate our business transactions and operations. Brexit, the United Kingdom's withdrawal from the European Union, could also lead to further legislative and regulatory changes with regard to personal data transfers between the two territories. New privacy laws have come into effect in Brazil and New Zealand in 2020, and revisions of privacy laws are currently pending in countries like Canada and China. Some countries are considering or have passed legislation that requires local storage and processing of data, including geospatial data. In addition, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect in January 2020 and has been amended by the California Privacy Rights Act (“the “CPRA”) passed via ballot initiative in November 2020 and will fully take effect in January 2023. The CCPA and CPRA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. Other states and the U.S. Congress have introduced data privacy legislation that may impact our business. Data privacy legislation, amendments and revisions to existing data privacy legislation, and other developments impacting data privacy and data protection may require us to modify our data processing practices and policies, increase the complexity of providing our products and services, and cause us to incur substantial costs in an effort to comply. Failure to comply may lead to significant fines and business interruption.

We are subject to the impact of governmental and other certifications processes and regulations, which could adversely affect our products and our business
We market many products that are subject to governmental regulations and certifications before they can be sold. The European Union increasingly regulates the use of our products on agriculture, construction, and other types of machinery. As we develop and enhance features which support automated and autonomous operation of our products, we are increasingly subject to functional safety regulation. CE certification is required for GNSS receivers and data communications products, which must also conform to the European harmonized GNSS receiver requirements and the radio equipment directive to be sold in the European community. In the future, U.S., European, or other governmental authorities may propose GPS receiver testing and certification for compliance with published GPS signal interface or other specifications. Governmental authorities may also propose other forms of GPS receiver performance standards, which may limit design alternatives, hamper product innovation, or impose additional costs. Some of our products that use integrated radio communication technology require product type certification and some products require an end-user to obtain licensing from the FCC and other national authorities for frequency-band usage. Compliance with evolving product regulations in our major markets could require that we redesign our products, cease selling products in certain markets, and increase our costs of product development. An inability to obtain required certifications in a timely manner could adversely affect our ability to bring our products to market and harm our customer relationships. Failure to comply with evolving requirements could result in fines and limitations on sales of our products.

Financial and tax risks

Our debt could adversely affect our cash flow and prevent us from fulfilling our financial obligations
At the end of fiscal 2020, our total debt was comprised primarily of senior notes of $1,300.0 million, and four uncommitted revolving credit facilities totaling $255.8 million. When our senior notes mature, we will have to expend significant resources to repay these senior notes or seek to refinance them. If we decide to refinance the senior notes, we may be required to do so on different or less favorable terms or we may be unable to refinance the senior notes at all, both of which may adversely affect our financial condition. Any downgrade by credit rating agencies could adversely affect our cost of borrowing, limit our access to the capital markets, or result in more restrictive covenants in future debt agreements.
Our outstanding indebtedness could have other important consequences, such as:

•requiring us to dedicate a portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures, general corporate purposes, and other cash requirements, particularly if the ratings assigned to our debt securities by rating organizations were revised downward;
•increasing our vulnerability to adverse economic and industry conditions;
•reducing our ability to make investments and acquisitions which support the growth of the company, or to repurchase shares of our common stock; and

•limiting our flexibility in planning for, or reacting to, changes and opportunities in, our industry, which may place us at a competitive disadvantage.

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

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn, is subject to prevailing economic conditions and to financial, business, and other factors beyond our control. A portion of our outstanding debt has interest rates which float based on prevailing interest rates and we may incur additional variable-rate debt in the future. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates, and the supply of and demand for credit in the relevant interbanking market. If interest rates increase, our interest expense will also increase as would the costs of refinancing existing indebtedness or obtaining new debt.

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

•the jurisdictions in which profits are determined to be earned and taxed;
•the resolution of issues arising from tax audits with U.S. and foreign tax authorities;
•changes in our intercompany transfer pricing methodology;
•changes in the valuation of our deferred tax assets and liabilities;
•increases in expense not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions;
•changes in the realizability of available tax credits;
•changes in share-based compensation;
•changes in tax laws or the interpretation of such tax laws, including the 2017 Tax Cuts and Jobs Act (the “Tax Act”) and the Base Erosion and Profit Shifting (“BEPS”) project conducted by the Organization for Economic Co-operation and Development (“OECD”); and
•changes in generally accepted accounting principles.
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied, and governmental tax authorities are increasingly scrutinizing the tax positions of companies. On December 22, 2017, the U.S. government enacted the Tax Act, which made substantial changes to U.S. tax law. The ongoing implementation and interpretation of the Tax Act, any additional forthcoming legislative or administrative guidance and accounting standards related to the Tax Act could adversely affect our future effective tax rates. The implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could adversely affect our business, results of operations, and financial condition. In light of recent changes in U.S. tax laws and to align with our international business operations, in the fourth quarter of 2019, we completed a non-U.S. intercompany transfer of our intellectual property to a subsidiary in the Netherlands. This transfer and other changes we make to practices and processes based upon changes in U.S. and other tax laws are subject to challenge, and an adverse outcome in any such challenge could adversely affect our reported financial results.
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
We are currently in various stages of multiple year examinations by state and foreign taxing authorities. If taxing authorities of any jurisdiction were to successfully challenge a material tax position, we could become subject to higher taxes and our earnings could be adversely affected.

We may be affected by fluctuations in currency exchange rates
We are potentially exposed to adverse as well as beneficial movements in currency exchange rates. Although the majority of our sales are transacted in U.S. dollars, expenses may be paid in local currencies. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses, procurement of raw materials from sources outside the United States, and overseas capital expenditures. We also conduct certain investing and financing activities in local currencies. Our foreign exchange forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements; therefore, changes in exchange rates could harm our financial condition and results of operations.

Risks related to ownership of our stock

The volatility of our stock price could adversely affect an investment in our common stock
The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2020, our stock price ranged from $21.32 to $66.77. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

•general conditions in the worldwide economy;
•quarterly fluctuations in our actual or anticipated operating results and order levels;
announcements and reports of developments related to our business, our major customers and partners, and the industries in which we compete, or the industries in which our customers compete;
•security breaches;
•acquisition announcements;
•new products or product enhancements announced or introduced by us or our competitors;
•disputes with respect to developments in patents or other intellectual property rights;
•developments in our relationships with our partners, customers, and suppliers;
•the imposition of tariffs or other trade barriers;
•political, economic, or social uncertainty;
•global pandemics, like the COVID-19 pandemic; and
•acts of terrorism.
In addition, the stock market in general and the markets for shares of “high-tech” companies in particular have frequently experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Any such fluctuations could adversely affect the market price of our common stock.
Our annual and quarterly performance may fluctuate, which could adversely impact our operations, financial results, and stock price
Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:

•changes in market demand;
•competitive market conditions;
•the timing of recognizing revenue;
•fluctuations in foreign currency exchange rates;
•the cost and availability of components;
•the mix of our customer base and sales channels;
•the mix of products sold;
•pricing of products;
•changes in U.S. or foreign policies on taxes, trade, or spending, including the Tax Act;
•regional responses and restrictions related to global pandemics, like the COVID-19 pandemic; and
•other risks, including those described below.

Seasonal variations in demand for our products may also affect our quarterly results. Construction equipment revenue has historically been the highest in early spring. Our agricultural equipment revenue has historically been the highest in the first quarter, followed by the second quarter, reflecting buying in anticipation of the spring planting season in the Northern hemisphere. If we do not accurately forecast seasonal demand, we may be left with unsold inventory or have a shortage of inventory, which could adversely impact our results of operations.
Due in part to the buying patterns of our customers, a portion of our hardware revenue occurs from orders received and immediately shipped to customers in the last few weeks and days of each quarter, while our operating expense tends to remain fairly predictable. These patterns could harm our operating results if for any reason expected sales are deferred, orders are not received, or shipments are delayed a few days at the end of a quarter.
The price of our common stock could decline substantially in the event any of these risks result in our financial performance being below the expectations of public market analysts and investors, which are based on historical and predictive models that are not necessarily accurate representations of the future.
General risk factors

We have claims and lawsuits against us that may result in adverse outcomes

We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Litigation and other claims are subject to inherent uncertainties and the outcomes can be difficult to predict. Management may not adequately reserve for a contingent liability, or may suffer unforeseen liabilities, which could then impact the results of a financial period. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable which, if not expected, could harm our financial condition, and results of operations.

Catastrophic events or geopolitical conditions could disrupt our operations
Acts of war, acts of terrorism or civil unrest, natural disasters and other catastrophic events, especially any events that impact our larger markets or GNSS signals or systems, could have a material adverse impact on our business. The threat of terrorism and war and heightened security and military activity in response to this threat, or any future acts of terrorism or hostilities, may involve a redeployment of the satellites used in GNSS or interruptions of the system. Civil unrest, local conflicts, or other political instability may adversely impact regional economies, cause work stoppages, or result in limitations on business transactions with the affected jurisdictions. To the extent that such interruptions result in delays or the cancellation of orders, disruption of the manufacturing or shipment of our products, or reduced demand for our products, these interruptions could have a material adverse effect on our business, financial condition, and results of operations.

Future public health crises and epidemics could impact our international operations and sales
Our results of operations could be adversely affected to the extent that future pandemics, similar to COVID-19 or any other epidemic, harm any significant market where we do business. Contagious disease epidemics or global pandemics could also significantly impact our international supply chain and result in component and product shortages and general disruptions to the economy. Such outbreaks could also result in mass quarantines, business closures, and significantly impact our suppliers, customers, and commercial partners in affected areas, which may materially and adversely affect our business, financial condition, and results of operations.
Item 1B.Unresolved Staff Comments

None.
Item 2.Properties

Our corporate headquarters is located in Sunnyvale, California where we lease approximately 139 thousand square feet. We also currently own approximately 316 thousand square feet in Dayton, Ohio and 250 thousand square feet in Westminster, Colorado. These facilities are used by all reporting segments. For financial information regarding leases, see Note 7 to the Consolidated Financial Statements.

We believe that our existing facilities are adequate to support current and near-term operations.

Item 3.Legal Proceedings
From time to time, we are involved in litigation arising in the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries' property is subject.
Item 4.Mine Safety Disclosures
None.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Company Stock Performance
Our common stock trades on NASDAQ under the symbol “TRMB.” The following graph compares the cumulative five-year total return provided stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the S&P 500 Information Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2015, and its relative performance is tracked through December 31, 2020.

Stock Repurchase Program
The following table provides information relating to our purchase of equity securities for the fourth quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 3, 2020 – November 6, 2020	41,818	$47.83	41,818	$92,361,073
November 7, 2020 – December 4, 2020	4,700	$61.77	4,700	$92,070,742
December 5, 2020 – January 1, 2021	21,666	$61.97	21,666	$90,728,167
Total	68,184		68,184
In November 2017, our Board of Directors approved a stock repurchase program (“2017 Stock Repurchase Program”), authorizing us to repurchase up to $600.0 million of our common stock. The 2017 Stock Repurchase Program does not have an expiration date. The timing and amount of repurchase transactions is determined by our management based on the evaluation of market conditions, share price, legal requirements, and other factors. The program may be suspended, modified, or discontinued at any time without public notice.
During fiscal 2020, we repurchased approximately 1.9 million shares of common stock in open market purchases under the 2017 Stock Repurchase Program, at an average price of $43.40 per share, for a total of $81.6 million. At the end of fiscal 2020, the 2017 Stock Repurchase Program had remaining authorized funds of $90.7 million.
As of February 24, 2021, there were approximately 536 holders of record of our common stock.
Dividend Policy
We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this Annual Report on Form 10-K. At this time, we intend to retain future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6.Selected Financial Data
Not applicable. Financial information related to fiscal 2017 and 2016 may be found in Part II, Item 6. Selected Financial Data in our fiscal 2019 Form 10-K filed with the SEC on February 28, 2020. Please refer to the consolidated financial statements included herein in Part II-Item 8 Financial Statements and Supplementary Data for fiscal year 2020, 2019 and 2018 information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under “Risks Factors.” This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K, as amended, for the fiscal year ended January 3, 2020.
EXECUTIVE LEVEL OVERVIEW
We are a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Our comprehensive work process solutions are used across a range of industries including architecture, building construction, civil engineering, geospatial, survey and mapping, agriculture, natural resources, utilities, transportation, and government. Our representative customers include construction owners, contractors, engineering and construction firms, surveying companies, farmers and agricultural companies, energy and utility companies, trucking companies, and state, federal, and municipal governments. Further information on our business is presented in Part I, Item 1, “Business”.
Our growth strategy is centered on multiple elements:
•Executing on our Connect and Scale 2025 strategy;
•Focus on attractive markets with significant growth and profitability potential;
•Domain knowledge and technological innovation that benefit a diverse customer base;
•Increasing focus on software and services;
•Geographic expansion with localization strategy;
•Optimized go-to-market strategies to best access our markets; and
•Strategic acquisitions
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift in revenue towards a more significant mix of software, recurring revenue, and services, which represented 58% of total revenue for fiscal 2020, and is leading to improved visibility in our businesses. Additionally, our success in driving annualized recurring revenue (“ARR”)(1) growth of 9% year-over-year for fiscal 2020 has positively impacted our revenue mix and growth over time. As our solutions have expanded, our go-to-market model has also evolved with a balanced mix between direct, distribution, and OEM customers as well as an increasing number of enterprise level customer relationships.
(1) See Supplemental Disclosure of Annualized Recurring Revenue and Non-GAAP Financial Measures for definition.
COVID-19 UPDATE
In early March 2020, the World Health Organization characterized COVID-19 as a pandemic. As the COVID-19 pandemic unfolded globally, we implemented protocols to safeguard our employees, customers, suppliers, third-party business partners and communities, and ensure business continuity.
The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors outside of our control, such as its continued and future overall impact on the global economy and in the industries where we operate. We experienced an overall revenue decline in fiscal 2020, due to economic disruptions related to COVID-19 that began in the last weeks of March, primarily in hardware and professional services for the first two quarters. Overall revenue increased in the third and fourth quarters. Despite the revenue shortfall, operating income increased due to improved mix of higher margin sales and reduced spending due to cost containment measures as well as natural reductions in spending resulting from COVID-19 restrictions.
As the COVID-19 pandemic is continually evolving, we are uncertain of its ultimate duration, and the nature and extent of its impact on our business, financial condition, and results of operations. To the extent that regions where we do business or source our products experience additional closures or restrictions on business activity, our results of operations could be harmed.
See “1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue, costs of sales, operating expenses, and related disclosures. We consider the accounting polices described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies. Our accounting policies are more fully described in Note 1 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Judgment is required to determine stand-alone selling price (“SSP”) for each distinct performance obligation. We use a range of amounts to estimate SSP when products and services are sold separately and determine whether there is a discount to be allocated based on the relative SSP of the various products and services.  In instances where SSP is not directly observable, we determine SSP using information that may include market conditions and other observable inputs.
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
We evaluate goodwill on an annual basis or more frequently if indicators of potential impairment exist. We utilize either a qualitative assessment or a quantitative test to assess the likelihood of an impairment. In performing the qualitative assessment, we consider macroeconomic conditions, industry and market considerations, overall financial performance, and other relevant events and factors that may impact the reporting units. When we perform a quantitative test, the estimation of the fair value of a reporting unit involves the use of certain estimates and assumptions including expected future operating performance using risk-adjusted discount rates.

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
RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, and diluted earnings per share for the periods indicated:

Fiscal Years	2020	2019	2018
(In millions)
Revenue:
Product	$1,828.0	$1,934.8	$1,999.9
Service	644.8	686.2	588.7
Subscription	674.9	643.3	519.8
Total revenue	$3,147.7	$3,264.3	$3,108.4
Gross margin	1,754.9	1,780.9	1,681.0
Gross margin %	55.8%	54.6%	54.1%
Operating income	419.8	375.9	320.7
Operating income as a % of revenue	13.3%	11.5%	10.3%
Diluted earnings per share	$1.55	$2.03	$1.12

Non-GAAP revenue (1)	$3,152.0	$3,271.3	$3,132.0
Non-GAAP operating income (1)	719.6	674.0	642.7
Non-GAAP operating income as a % of Non-GAAP Revenue (1)	22.8%	20.6%	20.5%
Non-GAAP diluted earnings per share (1)	$2.23	$1.99	$1.94

Annualized Recurring Revenue (“ARR”) (1)	$1,295.8	$1,193.2	$1,106.7
(1) See Supplemental Disclosure of Annualized Recurring Revenue and Non-GAAP Financial Measures for definitions.
Basis of Presentation
We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2020 was January 1, 2021. Fiscal 2020 and 2018 were both 52-week years. Fiscal 2019 was a 53-week year.

Fiscal Year 2020 Compared with Fiscal Year 2019
Revenue
In fiscal 2020, total revenue decreased by $116.6 million or 4%. Overall revenue decreased due to weakness in Transportation, and to a lesser extent, Buildings and Infrastructure and Geospatial, which were impacted in the first two quarters by COVID-19. The decrease was partially offset by organic and acquisitions growth in Resources and Utilities, as well as recovery in Buildings and Infrastructure and Geospatial in the third and fourth quarters. We consider acquisition growth to include acquisition revenue that was not applicable in the prior corresponding periods.
By revenue category, overall product revenue decreased $106.8 million or 6%, service revenue decreased $41.4 million or 6%, and subscription revenue increased $31.6 million or 5%. Product revenue decreased primarily due to weakness in our hardware sales in Transportation, and to a lesser extent, Buildings and Infrastructure, partially offset by growth in Resources and Utilities. Geospatial was relatively flat. The decrease in Geospatial hardware sales in the first two quarters was largely offset by increased hardware sales in the third and fourth quarters. Service revenue decreased due to lower professional services associated with customer installations. Subscription revenue increased primarily due to strong organic growth in Buildings and Infrastructure, and to a lesser extent, acquisition revenue from Resources and Utilities, partially offset by weakness in Transportation.
During fiscal 2020, sales to customers in North America represented 52%; Europe represented 29%; Asia Pacific represented 13%; and the rest of world represented 6% of our total revenue.
No single customer accounted for 10% or more of our total revenue in fiscal 2020 and 2019. No single customer accounted for 10% or more of our accounts receivable at the end of fiscal 2020 and 2019.
Gross Margin
Gross margin varies due to several factors including product mix, pricing, distribution channel, production volumes, new product start-up costs, and foreign currency translations.
In fiscal 2020, gross margin decreased by $26.0 million or 1% primarily due to revenue declines as noted above, partially offset by improved product mix. Gross margin as a percentage of total revenue was 55.8% in fiscal 2020 compared to 54.6% in fiscal 2019. This growth in gross margin percentage was driven by improved revenue mix, including increased higher margin software and subscription sales in Buildings and Infrastructure and Resources and Utilities, as well as new product introductions and less discounting in Geospatial, partially offset by product mix and pricing pressures in Transportation.
Operating Income
In fiscal 2020, operating income increased by $43.9 million or 12%. Operating income as a percentage of total revenue for fiscal 2020 was 13.3% compared to 11.5% in fiscal 2019. Despite the revenue shortfall, operating income and operating income as a percentage of total revenue increased due to strong results in Buildings and Infrastructure, Geospatial, and Resources and Utilities including improved mix of higher margin sales, as well as operating expense reductions across all segments, partially offset by weaker sales and gross margin compression in Transportation.

Research and Development, Sales and Marketing, and General and Administrative Expenses
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

Fiscal Years	2020	2019	2018
(In millions)
Research and development	$475.9	$469.7	$446.1
Percentage of revenue	15.1%	14.4%	14.4%
Sales and marketing	467.0	504.2	479.8
Percentage of revenue	14.8%	15.4%	15.4%
General and administrative	300.9	330.6	349.8
Percentage of revenue	9.6%	10.1%	11.3%
Total	$1,243.8	$1,304.5	$1,275.7
Fiscal Year 2020 Compared with Fiscal Year 2019
In fiscal 2020, overall, R&D, S&M, and G&A expenses decreased by $60.7 million or 5%.
R&D expense increased by $6.2 million or 1%. The increase in R&D expense was primarily due to higher compensation expense, including incentive compensation, and increased R&D expenses from acquired businesses not included in the prior corresponding period, partially offset by lower consulting and outside services and travel reductions.
We believe that the development and introduction of new products are critical to our future success, and we expect to continue active development of new products.
S&M expense decreased by $37.2 million or 7%. The decrease in S&M expenses was primarily due to travel reductions, lower advertising costs, and lower compensation expense, partially offset by higher S&M expenses from acquired businesses not included in the prior corresponding period.
G&A expense decreased by $29.7 million or 9%. The decrease in G&A expense was primarily due to lower compensation expense, lower tax and legal costs, and travel reductions, partially offset by increased G&A expenses from acquired businesses not included in the prior corresponding period.
Amortization of Purchased Intangible Assets
The following table shows amortization of purchased intangible assets for the periods indicated:

Fiscal Years	2020	2019	2018
(In millions)
Cost of sales	$92.3	$94.1	$103.2
Operating expenses	65.5	73.7	76.4
Total	$157.8	$167.8	$179.6
In fiscal 2020, total amortization of purchased intangibles decreased $10.0 million or 6% primarily due to the expiration of prior year acquisitions' amortization.
Non-operating expense, net
The following table shows non-operating expense, net for the periods indicated:

Fiscal Years	2020	2019	2018
(In millions)
Interest expense, net	$(77.6)	$(82.4)	$(73.2)
Income from equity method investments, net	39.4	35.8	28.7
Other income, net	13.4	15.5	1.8
Total non-operating expense, net	$(24.8)	$(31.1)	$(42.7)

In fiscal 2020, total non-operating expense, net decreased by $6.3 million or 20% primarily due to lower interest costs and increased joint venture profitability, partially offset by unfavorable impacts from foreign currency exchange included in Other income, net.
Income Tax Provision

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), enacted on March 27, 2020, provides tax relief to individuals and businesses in light of the impacts of COVID-19. It did not result in material adjustments to our income tax provision or to our net deferred tax assets as of the end of the fourth quarter of fiscal 2020.

In December 2020, due to a change in the Netherlands tax law, the statutory tax rate was increased from 21.7% to 25.0%, effective January 1, 2021. As a result, we recorded a one-time tax benefit of $64.0 million due to the revaluation of the Netherlands deferred tax assets.

In December 2019, to align with our international business operations, we completed a non-U.S. intercompany transfer of our intellectual property to a subsidiary in the Netherlands.  The transaction resulted in deferred tax assets in the Netherlands and global intangible low-taxed income (“GILTI”) deferred tax liabilities in the U.S., recorded at the applicable statutory tax rates, resulting in a one-time income tax benefit of approximately $206.3 million in the fourth quarter of fiscal 2019.

Our effective income tax rates for fiscal 2020 and 2019 were 1.1% and -49.2%, respectively. The effective income tax rates in fiscal 2020 increased compared to 2019 primarily due to the one-time tax benefit from the non-U.S. intercompany transfer of intellectual property in the fourth quarter of fiscal 2019.

Results by Segment
We report our financial performance, including revenue and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation.
Our Chief Executive Officer and Chief Operating Decision Maker views and evaluates operations based on the results of our reportable operating segments under our management reporting system. These results are not necessarily in conformance with U.S. GAAP. For additional discussion of our segments, see Note 5 of the Notes to the Consolidated Financial Statements.

The following table shows a breakdown of revenue and operating income by segment for the periods indicated:

Fiscal Years	2020	2019	2018
(In millions)
Buildings and Infrastructure
Segment revenue	$1,231.0	$1,258.2	$1,087.7
Segment revenue as a percent of total revenue	39%	38%	35%
Segment operating income	$338.1	$319.9	$256.7
Segment operating income as a percent of segment revenue	27.5%	25.4%	23.6%
Geospatial
Segment revenue	$650.5	$649.4	$723.1
Segment revenue as a percent of total revenue	21%	20%	23%
Segment operating income	$184.4	$132.2	$166.4
Segment operating income as a percent of segment revenue	28.3%	20.4%	23.0%
Resources and Utilities
Segment revenue	$630.0	$571.4	$568.1
Segment revenue as a percent of total revenue	20%	18%	18%
Segment operating income	$221.0	$169.1	$168.2
Segment operating income as a percent of segment revenue	35.1%	29.6%	29.6%
Transportation
Segment revenue	$640.5	$792.3	$753.1
Segment revenue as a percent of total revenue	20%	24%	24%
Segment operating income	$50.1	$125.9	$143.3
Segment operating income as a percent of segment revenue	7.8%	15.9%	19.0%
The following table shows a reconciliation of our consolidated segment operating income to our consolidated income before income taxes for the periods indicated:

Fiscal Years	2020	2019	2018
(In millions)
Consolidated segment operating income	$793.6	$747.1	$734.6
Unallocated corporate expense	(74.0)	(73.1)	(91.9)
Acquired deferred revenue adjustment	(4.3)	(7.0)	(23.6)
Amortization of acquired capitalized commissions	5.5	6.3	4.7
Amortization of purchased intangible assets	(157.8)	(167.8)	(179.6)
Amortization of acquisition-related inventory step-up	—	—	(0.2)
Acquisition / divestiture items	(21.4)	(20.5)	(38.9)
Stock-based compensation / deferred compensation	(90.4)	(81.2)	(75.7)
Restructuring charges / executive transition costs	(28.2)	(27.9)	(8.7)
COVID-19 expenses	(3.2)	—	—
Consolidated operating income	419.8	375.9	320.7
Total non-operating expense, net	(24.8)	(31.1)	(42.7)
Consolidated income before taxes	$395.0	$344.8	$278.0
Fiscal Year 2020 Compared with Fiscal Year 2019
Buildings and Infrastructure
Buildings and Infrastructure revenue decreased by $27.2 million or 2%, and segment operating income increased by $18.2 million or 6%. Revenue decreased primarily due to a decline in civil engineering and construction hardware sales in the first two quarters of fiscal 2020 and lower revenue from professional services due to the economic impacts of COVID-19, partially offset by higher software maintenance and subscription revenue. Hardware sales recovered in the third and fourth quarters due to improved market conditions including pent up demand and government stimulus programs. Segment operating income and operating income as a percentage of segment revenue increased due to gross margin improvements from higher mix of software maintenance and subscription revenue as well as cost reductions.
Geospatial
Geospatial revenue increased by $1.1 million or less than 1%, and segment operating income increased by $52.2 million or 39%. Revenue was relatively flat for the year; while survey sales recovered in the third and fourth quarters due to improved market conditions, including pent up demand, government stimulus programs, and new product introductions, there was a decline in the first two quarters due to the economic impacts of COVID-19. Segment operating income and operating income as a percentage of segment revenue increased primarily due to gross margin improvements resulting from new higher margin product introductions and less discounting as well as cost reductions.
Resources and Utilities
Resources and Utilities revenue increased by $58.6 million or 10%, and segment operating income increased by $51.9 million or 31%. Revenue increased due to strength in agriculture reseller and OEM channels resulting from improved market conditions, including stabilization of commodity prices, government stimulus programs, and weather conditions. Acquisition revenue, primarily Cityworks, also contributed to growth. Segment operating income and operating income as a percentage of segment revenue increased due to revenue expansion and gross margin improvements resulting from higher margin software maintenance and subscription sales, as well as cost reductions.
Transportation
Transportation revenue decreased by $151.8 million or 19%, and segment operating income decreased by $75.8 million or 60%. Revenue decreased primarily due to reduced hardware upgrades and subscriber declines, attributable in part to challenges with the electronic logging device transition in the trucking industry, as well as the economic impacts of COVID-19. Conversion of customers from perpetual software to subscription products also reduced revenue. Segment operating income and operating income as a percentage of segment revenue decreased primarily due to the revenue declines, discrete inventory charges, and higher operating expense due to the Kuebix acquisition, partially offset by cost reductions.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets at the end of fiscal 2020 and 2019.

LIQUIDITY AND CAPITAL RESOURCES

At the End of Fiscal Year	2020	2019	2018
(In millions)
Cash and cash equivalents	$237.7	$189.2	$172.5
As a percentage of total assets	3.5%	2.8%	3.0%
Principal balance of outstanding debt	$1,555.9	$1,854.0	$1,981.9
Fiscal Years	2020	2019	2018
(In millions)
Cash provided by operating activities	$672.0	$585.0	$486.7
Cash used in investing activities	(231.8)	(275.3)	(1,649.6)
Cash provided by (used in) financing activities	(400.3)	(292.6)	989.4
Effect of exchange rate changes on cash and cash equivalents	8.6	(0.4)	(12.5)
Net increase (decrease) in cash and cash equivalents	$48.5	$16.7	$(186.0)
Cash and Cash Equivalents
Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital. Our cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions considered to be of reputable credit and to present little credit risk. We believe that our cash and cash equivalents, and borrowings, as described below under the heading “Debt”, along with cash provided by operations, will be sufficient to meet our anticipated operating cash needs, debt service, stock repurchases under our 2017 Stock Repurchase Program, and planned capital expenditures.
Operating Activities
Cash provided by operating activities was $672.0 million for fiscal 2020, compared to $585.0 million for fiscal 2019. The increase of $87.0 million was primarily driven by an increase in net income, net of non-cash items, and favorable working capital changes, including positive accounts receivable impact, due to improved sales linearity and higher accrued compensation, partially offset by deferred revenue and accrued liabilities changes.
Investing Activities
Cash used in investing activities was $231.8 million for fiscal 2020, compared to $275.3 million for fiscal 2019. The decrease of $43.5 million was primarily due to decreased spending for business acquisitions, and to a lessor extent, reduced spending on property and equipment. The current year included Kuebix acquisition compared to the prior year, which included the Cityworks acquisition.
Financing Activities
Cash used in financing activities was $400.3 million for fiscal 2020, compared to $292.6 million during fiscal 2019. The increase of $107.7 million was primarily driven by the increase in debt repayments, net of proceeds, partially offset by a decrease in the repurchase of common stock.
Debt
During fiscal 2020, we repaid $312.2 million of debt, including the full repayment of our term loan, net of borrowings. Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we were in compliance with at the end of fiscal 2020. Refer to Note 6 in the Notes to Consolidated Financial Statements for additional information regarding our debt.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at the end of fiscal 2020:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In millions)
Principal payments on debt (1)	$1,555.9	$255.8	$300.1	$400.0	$600.0
Interest payments on debt (2)	326.6	63.1	115.0	76.2	72.3
Operating leases (3)	210.5	50.9	61.4	35.9	62.3
Other purchase obligations and commitments (4)	241.1	200.6	40.1	0.4	—
Income taxes payable (5)	69.1	7.3	20.9	40.9	—
Total	$2,403.2	$577.7	$537.5	$553.4	$734.6

(1)Amount represents principal payments over the life of our debt obligations. Refer to Note 6 in the Notes to Consolidated Financial Statements for additional information regarding our debt.
(2)Amount represents the expected interest payments relating to our debt, calculated using rates in effect at the end of fiscal 2020.  Refer to Note 6 in the Notes to Consolidated Financial Statements for additional information regarding our debt.
(3)Operating leases represent undiscounted lease payments and include short-term leases and leases that were signed, but have not yet commenced at the end of fiscal 2020. Refer to Note 7 in the Notes to Consolidated Financial Statements for additional information regarding our leases.
(4)Other purchase obligations and commitments primarily represent open non-cancelable purchase orders for material purchases with our vendors and also include estimated payments due for acquisition related earn-outs.
(5)Income taxes payable represents a one-time transition tax liability related to known amounts of cash taxes payable in future years as a result of the Tax Act.
Excluded from the table above are unrecognized tax benefits of $55.4 million included in Other non-current liabilities, including interest and penalties.  At this time, we cannot make a reasonably, reliable estimate of the period of cash settlement with tax authorities regarding this liability, and therefore, such amounts are not included in the contractual obligations table above. Refer to Note 12 in the Notes to Consolidated Financial Statements for additional information regarding our taxes.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements is disclosed in Note 1 of our accompanying Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
SUPPLEMENTAL DISCLOSURE OF ANNUALIZED RECURRING REVENUE AND NON-GAAP FINANCIAL MEASURES

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

		Fiscal Years
		2020		2019		2018
(In millions, except per share data)		Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue
REVENUE:
GAAP revenue:		$3,147.7		$3,264.3		$3,108.4
Acquired deferred revenue adjustment	(A)	4.3		7.0		23.6
Non-GAAP revenue:		$3,152.0		$3,271.3		$3,132.0

GROSS MARGIN:
GAAP gross margin:		$1,754.9	55.8%	$1,780.9	54.6%	$1,681.0	54.1%
Acquired deferred revenue adjustment	(A)	4.3		7.0		23.6
Amortization of purchased intangible assets	(C)	92.3		94.1		103.2
Amortization of acquisition-related inventory step-up	(D)	—		—		0.2
Acquisition / divestiture items	(E)	1.7		—		2.0
Stock-based compensation / deferred compensation	(F)	7.2		5.9		4.5
Restructuring charges	(G)	0.8		1.1		0.5
COVID-19 expenses	(H)	0.4		—		—
Non-GAAP gross margin:		$1,861.6	59.1%	$1,889.0	57.7%	$1,815.0	58.0%
OPERATING EXPENSES:
GAAP operating expenses:		$1,335.1	42.4%	$1,405.0	43.0%	$1,360.3	43.8%
Amortization of acquired capitalized commissions	(B)	5.5		6.3		4.7
Amortization of purchased intangible assets	(C)	(65.5)		(73.7)		(76.4)
Acquisition / divestiture items	(E)	(19.7)		(20.5)		(36.9)
Stock-based compensation / deferred compensation	(F)	(83.2)		(75.3)		(71.2)
Restructuring charges / executive transition costs	(G)	(27.4)		(26.8)		(8.2)
COVID-19 expenses	(H)	(2.8)		—		—
Non-GAAP operating expenses:		$1,142.0	36.2%	$1,215.0	37.1%	$1,172.3	37.4%
OPERATING INCOME:
GAAP operating income:		$419.8	13.3%	$375.9	11.5%	$320.7	10.3%
Acquired deferred revenue adjustment	(A)	4.3		7.0		23.6
Amortization of acquired capitalized commissions	(B)	(5.5)		(6.3)		(4.7)
Amortization of purchased intangible assets	(C)	157.8		167.8		179.6
Amortization of acquisition-related inventory step-up	(D)	—		—		0.2
Acquisition / divestiture items	(E)	21.4		20.5		38.9
Stock-based compensation / deferred compensation	(F)	90.4		81.2		75.7
Restructuring charges / executive transition costs	(G)	28.2		27.9		8.7
COVID-19 expenses	(H)	3.2		—		—
Non-GAAP operating income:		$719.6	22.8%	$674.0	20.6%	$642.7	20.5%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$(24.8)		$(31.1)		$(42.7)
Acquisition / divestiture items	(E)	(12.2)		(12.1)		(0.3)
Deferred compensation	(F)	(7.5)		(6.3)		1.2
Debt issuance costs	(I)	—		—		6.7
Non-GAAP non-operating expense, net:		$(44.5)		$(49.5)		$(35.1)

			GAAP and Non-GAAP Tax Rate % (N)		GAAP and Non-GAAP Tax Rate % (N)		GAAP and Non-GAAP Tax Rate % (N)
INCOME TAX PROVISION (BENEFIT):
GAAP income tax (benefit) provision:		$4.4	1.1%	$(169.7)	(49.2)%	$(5.3)	(1.9)%
Non-GAAP items tax effected	(J)	48.5		29.6		19.1
Difference in GAAP and Non-GAAP tax rate	(K)	(4.9)		55.6		80.3
Tax reform impacts	(L)	—		—		21.3
IP restructuring and tax law change impacts	(M)	$64.0		206.3		—
Non-GAAP income tax provision:		$112.0	16.6%	$121.8	19.5%	$115.4	19.0%
NET INCOME:

GAAP net income attributable to Trimble Inc.:		$389.9	$514.3	$282.8
Acquired deferred revenue adjustment	(A)	4.3	7.0	23.6
Amortization of acquired capitalized commissions	(B)	(5.5)	(6.3)	(4.7)
Amortization of purchased intangible assets	(C)	157.8	167.8	179.6
Amortization of acquisition-related inventory step-up	(D)	—	—	0.2
Acquisition / divestiture items	(E)	9.2	8.4	38.6
Stock-based compensation / deferred compensation	(F)	82.9	74.9	76.9
Restructuring charges / executive transition costs	(G)	28.2	27.9	8.7
COVID-19 expenses	(H)	3.2	—	—
Debt issuance costs	(I)	—	—	6.7
Non-GAAP tax adjustments	(J) - (M)	(107.6)	(291.5)	(120.7)
Non-GAAP net income attributable to Trimble Inc.:		$562.4	$502.5	$491.7
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$1.55	$2.03	$1.12
Acquired deferred revenue adjustment	(A)	0.02	0.03	0.09
Amortization of acquired capitalized commissions	(B)	(0.02)	(0.02)	(0.02)
Amortization of purchased intangible assets	(C)	0.62	0.66	0.71
Amortization of acquisition-related inventory step-up	(D)	—	—	—
Acquisition / divestiture items	(E)	0.04	0.03	0.15
Stock-based compensation / deferred compensation	(F)	0.33	0.30	0.30
Restructuring charges / executive transition costs	(G)	0.11	0.11	0.04
COVID-19 expenses	(H)	0.01	—	—
Debt issuance costs	(I)	—	—	0.03
Non-GAAP tax adjustments	(J) - (M)	(0.43)	(1.15)	(0.48)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$2.23	$1.99	$1.94
ADJUSTED EBITDA:
OPERATING INCOME:
GAAP net income attributable to Trimble Inc.:		$389.9	$514.3	$282.8
Non-operating income (expense), net, income tax provision (benefit), and net gain attributable to noncontrolling interests		29.9	(138.4)	37.9
GAAP operating income:		419.8	375.9	320.7
Acquired deferred revenue adjustment	(A)	4.3	7.0	23.6
Amortization of acquired capitalized commissions	(B)	(5.5)	(6.3)	(4.7)
Amortization of purchased intangible assets	(C)	157.8	167.8	179.6
Amortization of acquisition-related inventory step-up	(D)	—	—	0.2
Acquisition / divestiture items	(E)	21.4	20.5	38.9
Stock-based compensation / deferred compensation	(F)	90.4	81.2	75.7
Restructuring charges / executive transition costs	(G)	28.2	27.9	8.7
COVID-19 expenses	(H)	3.2	—	—
Non-GAAP operating income:		$719.6	$674.0	$642.7
Depreciation expense		39.7	39.4	35.6
Income from equity method investments, net		39.4	35.8	28.7

Adjusted EBITDA:	$798.7	$749.2	$707.0
Annualized Recurring Revenue Explanation

In addition to providing non-GAAP financial measures, we disclose ARR to provide investors with supplementary indicators of the value of our current recurring revenue contracts.

ARR represents the estimated annualized value of recurring revenue, including subscription, maintenance and software revenue, and term license contracts for the quarter. ARR is calculated by adding the portion of the contract value of all of our term licenses attributable to the current quarter to our non-GAAP recurring revenue for the current quarter and dividing that sum by the number of days in the quarter and then multiplying that quotient by 365. ARR should be viewed independently of revenue and deferred revenue, as it is a performance measure and is not intended to be combined with or to replace either of those items.
Non-GAAP Explanations
Non-GAAP revenue
We believe this measure helps investors understand the performance of our business, as non-GAAP revenue excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting. Management believes that excluding fair value purchase accounting adjustments more closely correlates with the ordinary and ongoing course of the acquired company’s operations and facilitates analysis of revenue growth and trends.
Non-GAAP gross margin
We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions, and manufacturing costs influence our business. Non-GAAP gross margin excludes the effects of certain acquired deferred revenue, amortization of purchased intangible assets, amortization of acquisition related inventory step-up, acquisition/divestiture items, stock-based compensation, deferred compensation, restructuring charges, and COVID-19 expenses. We believe that these adjustments offer investors additional information that may be useful to view trends in our gross margin performance.
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude the effects of certain acquired capitalized commissions that were eliminated in purchase accounting, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, deferred compensation, restructuring charges, executive transition costs, and COVID-19 expenses. We believe that these adjustments offer investors supplemental information to facilitate comparison of our operating expenses to our prior results and trends.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends, which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, amortization of purchased intangible assets, amortization of acquisition related inventory step-up, acquisition/divestiture items, stock-based compensation, deferred compensation, restructuring charges, executive transition costs, and COVID-19 expenses. We believe that these adjustments offer a supplemental means for our investors to evaluate current operating performance compared to prior results and trends.
Non-GAAP non-operating expense, net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating expense, net, excludes acquisition/divestiture items, deferred compensation, and debt issuance costs. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
Non-GAAP income tax provision
We believe this measure helps investors because it provides for consistent treatment of excluded items in our non-GAAP presentation and a difference in the GAAP and non-GAAP tax rates. The non-GAAP tax rate excludes charges and benefits such as net deferred tax impacts results from the non-U.S. intercompany transfer of intellectual property, tax law changes, net deferred tax impacts resulting from the U.S. 2017 Tax Act, and significant one-time reserve releases upon statute of limitations expirations. We believe our non-GAAP tax rate facilitates a comparison of our period-to-period results, excluding the above items which can introduce volatility to our tax rate.

Non-GAAP net income
This measure provides a supplemental view of net income trends, which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, amortization of purchased intangible assets, amortization of acquisition related inventory step-up, acquisition/divestiture items, stock-based compensation, restructuring charges, executive transition costs, COVID-19 expenses, debt issuance costs, and non-GAAP tax adjustments. We believe our investors benefit from understanding these adjustments and from an alternative view of our net income performance as compared to prior periods and trends.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, amortization of purchased intangible assets, amortization of acquisition related inventory step-up, acquisition/divestiture items, stock-based compensation, restructuring charges, executive transition costs, COVID-19 expenses, debt issuance costs, and non-GAAP tax adjustments. We believe that these adjustments offer investors a useful view of our diluted net income per share as compared to prior periods and trends.
Adjusted EBITDA
Adjusted EBITDA is a performance measure that we believe offers a useful view of the overall operations of our business. We believe it is useful because it facilitates company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, depreciation and amortization expenses. We define Adjusted EBITDA as non-GAAP operating income plus depreciation expense and income from equity method investments, net. Other companies define Adjusted EBITDA differently and so our measure may not be directly comparable to similarly titled measures. Our investors should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net income or operating income as a measure of operating performance or to cash flow from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for our discretionary expenditures, as this measure does not consider certain cash requirements, such as restructuring charges, executive transition costs, acquisition and divestiture items, interest payments, tax payments and other debt service requirements.
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our "core operating performance" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur, or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period-to-period comparisons. Accordingly, management excludes from non-GAAP the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, amortization of purchased intangible assets, amortization of acquisition related inventory step-up, acquisition/divestiture items, stock-based compensation, deferred compensation, restructuring charges, executive transition costs, COVID-19 expenses, debt issuance costs, and non-GAAP tax adjustments.

(A)Acquired deferred revenue adjustment. Purchase accounting generally requires us to write-down acquired deferred revenue to fair value. Our GAAP revenue includes the fair value impact from purchase accounting for post-contract support and subscriptions contracts assumed in connection with our acquisitions. The non-GAAP adjustment to our revenue is intended to reflect the full amount of such revenue.  We believe this adjustment is useful to investors as a measure of the ongoing performance of our business and facilitates analysis of revenue growth and business trends.

(B)Amortization of acquired capitalized commissions. Purchase accounting generally requires us to eliminate capitalized sales commissions balances as of the acquisition date. Our GAAP sales and marketing expenses generally do not reflect the amortization of these capitalized sales commissions balances. The non-GAAP adjustment to increase our sales and marketing expenses is intended to reflect the full amount of amortization related to such balances as though the acquired companies operated independently in the periods presented.  We believe this adjustment to sales and marketing expenses is useful to investors as a measure of the ongoing performance of our business.

(C)Amortization of purchased intangible assets. Included in our GAAP presentation of cost of sales and operating expenses is amortization of purchased intangible assets. We believe that by excluding the amortization of purchased intangible assets, which primarily represents technology and/or customer relationships already developed, this provides an alternative way for investors to compare our operations pre-acquisition to those post-acquisition and to those of our competitors that have pursued internal growth strategies. However, we note that companies that grow internally will incur costs to develop intangible assets that will be expensed in the period incurred, which may make a direct comparison more difficult.

(D)Amortization of acquisition-related inventory step-up. The purchase accounting entries associated with our business acquisitions require us to record inventory at its fair value, which is sometimes greater than the previous book value of the inventory. Included in our GAAP presentation, the increase in inventory value is amortized to cost of sales over the period that the related product is sold. We exclude inventory step-up amortization from our non-GAAP measures because it is a non-cash expense that we do not believe is indicative of our ongoing operating results.

(E)Acquisition / divestiture items. Included in our GAAP presentation of cost of sales and operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, integration, and other closing costs including the acceleration of acquisition stock options and adjustments to the fair value of earn-out liabilities. Included in our GAAP presentation of non-operating expense, net, acquisition/divestiture items includes unusual acquisition, investment, and/or divestiture gains/losses. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

(F)Stock-based compensation / deferred compensation. Included in our GAAP presentation of cost of sales and operating expenses are stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. Additionally included in our GAAP presentation of cost of sales and operating expenses are income or expense associated with movement in our non-qualified deferred compensation plan liabilities. Changes in non-qualified deferred compensation plan assets, included in non-operating expense, net, offset the income or expense in the plan liabilities. We exclude them from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as they are a non-cash item.

(G)Restructuring charges / executive transition costs. Included in our GAAP presentation of cost of sales and operating expenses, restructuring charges recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings, and lease and building costs. Additionally, included in our GAAP presentation of operating expenses are amounts paid to former Company executives under the terms of the executive severance agreements. We exclude restructuring charges and executive transition costs from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance. We have incurred restructuring expenses in each of the periods presented. However, the amount incurred can vary significantly based on whether a restructuring has occurred in the period and the timing of headcount reductions. Further, we believe that excluding executive transition costs from our non-GAAP results is useful to investors because it allows for period-over-period comparability.

(H)COVID-19 expenses. Included in our GAAP presentation of cost of sales and operating expenses, COVID-19 expenses consist of costs incurred as a direct impact from the COVID-19 virus pandemic, such as cancellation fees of trade shows due to public safety issues, additional costs for disinfecting facilities, and personal protective equipment. We exclude COVID-19 expenses from our non-GAAP measures because we believe they are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

(I)Debt issuance costs. Included in our non-operating expense, net this amount represents incurred costs in connection with a bridge facility we put in place for the Viewpoint acquisition, costs associated with the issuance of new credit facilities and our senior notes issued in 2018 that were not capitalized as debt issuance costs, and a write-off of debt issuance costs for terminated and/or modified credit facilities. We excluded the debt issuance cost write-off from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-operating income to facilitate an evaluation of our non-operating income trends.

(J)Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) - (I) on non-GAAP net income. This amount excludes the GAAP tax rate impact resulting from the tax reform impacts and non-U.S. intercompany transfer of intellectual property, which is separately disclosed in items (L) and (M). We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

(K)Difference in GAAP and Non-GAAP tax rate. This amount represents the difference between the GAAP and non-GAAP tax rates applied to the non-GAAP operating income plus the non-GAAP non-operating expense, net. The GAAP tax rate used for this calculation excludes the net deferred tax impacts resulting from the tax reform impacts and non-U.S. intercompany transfer of intellectual property, which is separately disclosed in items (L) and (M). The non-GAAP tax rate excludes charges and benefits such as net deferred tax impacts results from the non-U.S. intercompany transfer of intellectual property, net deferred tax impacts resulting from the U.S. 2017 Tax Act, and significant one-time reserve releases upon statute of limitations expirations. We believe that investors benefit from excluding this amount from our non-GAAP income tax provision because it facilitates a comparison of the non-GAAP tax provision in the current and prior periods.

(L)Tax reform impacts. The provision primarily includes a one-time tax benefit from the policy election to establish deferred taxes in relation to GILTI as created by the Tax Act. We excluded this item as it is a non-recurring expense. We believe that investors benefit from excluding this item from our non-GAAP income tax provision because it allows for period-over-period comparability.

(M)IP restructuring and tax law change impacts. These amounts represent net deferred tax impacts resulting from a non-U.S. intercompany transfer of intellectual property, consistent with tax law changes, including tax rates changes, and our international business operations. We excluded this because it is not indicative of our core operating performance.

(N)GAAP and non-GAAP tax rate percentages. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.

Item 7A.Quantitative and Qualitative Disclosure about Market Risk
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We use certain derivative financial instruments to manage these risks. We do not use derivative financial instruments for speculative purposes. All financial instruments are used in accordance with policies approved by our board of directors.
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
We are exposed to market risk due to the possibility of changing interest rates under our credit facilities. Our 2018 Credit Facility includes a five-year revolving loan facility with a maturity date of May 2023. We also have four unsecured, uncommitted revolving credit facilities that are callable by the bank at any time. We may borrow funds under the 2018 Credit Facility in U.S. Dollars, Euros or in certain other agreed currencies as described in Note 6 of Notes to the Consolidated Financial Statements.
At the end of fiscal 2020, we had one £55.0 million, two $75.0 million, and one €100.0 million revolving credit facilities, which are uncommitted. A hypothetical 1% increase in our borrowing rates at the end of fiscal 2020 could result in approximately $2.6 million annual increase in interest expense on these existing principal balances.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In fiscal 2020, revenue and operating income were favorably impacted by foreign currency exchange rates by $3.2 million and $4.3 million, respectively.

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and inter-company receivables and payables, primarily denominated in New Zealand Dollars, Brazilian Real, Canadian Dollars, Norwegian Krone, and Euro. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding at the end of fiscal 2020 and 2019 are summarized as follows:

	At the End of Fiscal 2020		At the End of Fiscal 2019
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(99.4)	$0.9	$(84.3)	$0.3
Sold	$52.0	$(0.5)	$159.2	$(1.0)

TRIMBLE INC.

Item 8.Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

At the End of Fiscal Year	2020	2019

(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$237.7	$189.2
Accounts receivable, net	620.5	608.2
Inventories	301.7	312.1
Other current assets	121.5	102.3
Total current assets	1,281.4	1,211.8
Property and equipment, net	251.8	241.4
Operating lease right-of-use assets	128.9	140.3
Goodwill	3,876.5	3,680.6
Other purchased intangible assets, net	580.1	678.7
Deferred income tax assets	510.2	475.5
Other non-current assets	248.0	212.4
Total assets	$6,876.9	$6,640.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$255.8	$219.0
Accounts payable	143.2	159.3
Accrued compensation and benefits	166.8	123.5
Deferred revenue	560.5	490.4
Other current liabilities	185.0	198.1
Total current liabilities	1,311.3	1,190.3
Long-term debt	1,291.4	1,624.2
Deferred revenue, non-current	53.3	51.5
Deferred income tax liabilities	300.3	318.2
Income taxes payable	62.2	69.1
Operating lease liabilities	109.2	114.1
Other non-current liabilities	150.6	152.9
Total liabilities	3,278.3	3,520.3
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 250.8 and 249.9 shares issued and outstanding at the end of fiscal 2020 and 2019, respectively	0.3	0.2
Additional paid-in-capital	1,801.7	1,692.8
Retained earnings	1,893.4	1,602.8
Accumulated other comprehensive loss	(98.5)	(176.8)
Total Trimble Inc. stockholders’ equity	3,596.9	3,119.0
Noncontrolling interests	1.7	1.4
Total stockholders' equity	3,598.6	3,120.4
Total liabilities and stockholders’ equity	$6,876.9	$6,640.7

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years	2020	2019	2018
(In millions, except per share data)
Revenue:
Product	$1,828.0	$1,934.8	$1,999.9
Service	644.8	686.2	588.7
Subscription	674.9	643.3	519.8
Total revenue	3,147.7	3,264.3	3,108.4
Cost of sales:
Product	855.0	939.4	938.9
Service	234.5	253.9	247.3
Subscription	211.0	196.0	138.0
Amortization of purchased intangible assets	92.3	94.1	103.2
Total cost of sales	1,392.8	1,483.4	1,427.4
Gross margin	1,754.9	1,780.9	1,681.0
Operating expense:
Research and development	475.9	469.7	446.1
Sales and marketing	467.0	504.2	479.8
General and administrative	300.9	330.6	349.8
Restructuring charges	25.8	26.8	8.2
Amortization of purchased intangible assets	65.5	73.7	76.4
Total operating expense	1,335.1	1,405.0	1,360.3
Operating income	419.8	375.9	320.7
Non-operating expense, net:
Interest expense, net	(77.6)	(82.4)	(73.2)
Income from equity method investments, net	39.4	35.8	28.7
Other income, net	13.4	15.5	1.8
Total non-operating expense, net	(24.8)	(31.1)	(42.7)
Income before taxes	395.0	344.8	278.0
Income tax provision (benefit)	4.4	(169.7)	(5.3)
Net income	390.6	514.5	283.3
Net gain attributable to noncontrolling interests	0.7	0.2	0.5
Net income attributable to Trimble Inc.	$389.9	$514.3	$282.8
Earnings per share attributable to Trimble Inc.:
Basic	$1.56	$2.05	$1.13
Diluted	$1.55	$2.03	$1.12
Shares used in calculating earnings per share:
Basic	250.5	250.8	250.0
Diluted	252.3	252.9	253.4
See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years	2020	2019	2018
(In millions)
Net income	$390.6	$514.5	$283.3
Foreign currency translation adjustments, net of tax $0.5 in 2020, and $0.1 in 2019 and 2018, respectively	77.1	10.3	(55.6)
Net unrealized gain (loss), net of tax	1.2	(1.0)	0.9
Comprehensive income	468.9	523.8	228.6
Comprehensive income attributable to noncontrolling interests	0.7	0.2	0.5
Comprehensive income attributable to Trimble Inc.	$468.2	$523.6	$228.1
See accompanying Notes to the Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2017	248.9	$0.2	$1,461.1	$1,084.6	$(131.4)	$2,414.5	$—	$2,414.5
Net income	—	—	—	282.8	—	282.8	0.5	283.3
Other comprehensive loss	—	—	—	—	(54.7)	(54.7)	—	(54.7)
Comprehensive income						228.1		228.6
Issuance of common stock under employee plans, net of tax withholdings	4.4	0.1	67.5	(27.4)	—	40.2	—	40.2
Stock repurchases	(2.4)	—	(14.7)	(75.3)	—	(90.0)	—	(90.0)
Stock-based compensation	—	—	78.0	—	—	78.0	—	78.0
Noncontrolling interest investments	—	—	—	—	—	—	(0.1)	(0.1)
Tax benefit from stock option exercises	—	—	—	3.6	—	3.6	—	3.6
Balance at the end of fiscal 2018	250.9	$0.3	$1,591.9	$1,268.3	$(186.1)	$2,674.4	$0.4	$2,674.8
Net income	—	—	—	514.3	—	514.3	0.2	514.5
Other comprehensive income	—	—	—	—	9.3	9.3	—	9.3
Comprehensive income						523.6		523.8
Issuance of common stock under employee plans, net of tax withholdings	3.7	—	59.8	(30.7)	—	29.1	—	29.1
Stock repurchases	(4.7)	(0.1)	(30.6)	(149.1)	—	(179.8)	—	(179.8)
Stock-based compensation	—	—	72.5	—	—	72.5	—	72.5
Noncontrolling interest investments	—	—	(0.8)	—	—	(0.8)	0.8	—
Balance at the end of fiscal 2019	249.9	$0.2	$1,692.8	$1,602.8	$(176.8)	$3,119.0	$1.4	$3,120.4
Net income				389.9		389.9	0.7	390.6
Other comprehensive income	—	—	—	—	78.3	78.3	—	78.3
Comprehensive income						468.2		468.9
Issuance of common stock under employee plans, net of tax withholdings	2.8	0.1	40.6	(30.7)	—	10.0	—	10.0
Stock repurchases	(1.9)	—	(13.0)	(68.6)	—	(81.6)	—	(81.6)
Stock-based compensation	—	—	81.3	—	—	81.3	—	81.3
Noncontrolling interest investments	—	—	—	—	—	—	(0.4)	(0.4)
Balance at the end of fiscal 2020	250.8	$0.3	$1,801.7	$1,893.4	$(98.5)	$3,596.9	$1.7	$3,598.6

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years	2020	2019	2018
(In millions)
Cash flows from operating activities
Net income	$390.6	$514.5	$283.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	39.7	39.4	35.6
Amortization expense	157.8	167.8	179.6
Provision for credit losses	7.1	6.5	3.4
Deferred income taxes	(52.9)	(220.2)	(47.6)
Non-cash restructuring expense	11.4	2.1	0.5
Stock-based compensation	83.0	75.0	76.9
(Income) loss from equity method investments, net of dividends	(21.0)	(7.8)	1.9
Provision for excess and obsolete inventories	16.2	7.3	7.2
Other, net	16.5	(10.4)	10.2
(Increase) decrease in assets:
Accounts receivable, net	(14.0)	(96.0)	(51.0)
Inventories	(5.0)	(21.3)	(45.0)
Other current and non-current assets	2.5	11.0	(17.6)
Increase (decrease) in liabilities:
Accounts payable	(15.7)	14.5	(2.0)
Accrued compensation and benefits	34.9	(46.4)	18.6
Deferred revenue	65.7	148.2	76.3
Other current and non-current liabilities	(44.8)	0.8	(43.6)
Net cash provided by operating activities	672.0	585.0	486.7
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(201.9)	(220.8)	(1,763.5)
Purchases of property and equipment	(56.8)	(69.0)	(67.6)
Purchases of short-term investments	—	—	(24.0)
Proceeds from maturities of short-term investments	—	—	6.2
Proceeds from sales of short-term investments	—	—	196.8
Other, net	26.9	14.5	2.5
Net cash used in investing activities	(231.8)	(275.3)	(1,649.6)
Cash flows from financing activities:
Issuance of common stock, net of tax withholdings	10.0	29.1	40.2
Repurchase of common stock	(81.6)	(179.8)	(93.0)
Proceeds from debt and revolving credit lines	1,173.8	1,195.4	2,976.4
Payments on debt and revolving credit lines	(1,486.0)	(1,322.9)	(1,925.1)
Other, net	(16.5)	(14.4)	(9.1)
Net cash provided by (used in) financing activities	(400.3)	(292.6)	989.4
Effect of exchange rate changes on cash and cash equivalents	8.6	(0.4)	(12.5)
Net increase (decrease) in cash and cash equivalents	48.5	16.7	(186.0)
Cash and cash equivalents - beginning of fiscal year	189.2	172.5	358.5
Cash and cash equivalents - end of fiscal year	$237.7	$189.2	$172.5

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$59.0	$63.1	$62.3
Cash paid for interest	$71.8	$79.2	$69.3

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Trimble Inc., (“we” or “our” or “us”) is incorporated in the State of Delaware since October 2016.
We are a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. We focus on transforming the way the world works by delivering products and services that connect the physical and digital worlds. We generate revenue primarily through the sale of our hardware, software, maintenance and support, professional services, and subscriptions.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates and assumptions are used for revenue recognition, including determining the nature and timing of satisfaction of performance obligations and determining standalone selling price (“SSP”) of performance obligations, provision for credit losses, sales returns reserve, inventory valuation, warranty costs, investments, acquired intangibles, goodwill and intangibles impairments, other long-lived asset impairments, stock-based compensation, and income taxes. We base our estimates on historical experience and various other assumptions we believe to be reasonable and inputs into our estimates consider the economic implications of COVID-19. Actual results that we experience may differ materially from our estimates.
Basis of Presentation
We use a 52-53 week fiscal year ending on the Friday nearest to December 31. Fiscal 2020 and 2018 were both 52-week years ending on January 1, 2021 and December 28, 2018, respectively. Fiscal 2019 was a 53-week year ended on January 3, 2020. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.
These Consolidated Financial Statements include our results of our consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling stockholders’ proportionate share of the net assets and results of operations of our consolidated subsidiaries.
We present revenue and cost of sales separately for products, services, and subscriptions. Product revenue includes hardware and software licenses; service revenue includes maintenance and support for hardware and software products and professional services; subscription revenue includes software as a service (“SaaS”), data, and hosting services.
Reportable Segments
We report our financial performance, including revenue and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation.
Our Chief Executive Officer and Chief Operating Decision Maker views and evaluates operations based on the results of our reportable operating segments under our management reporting system. These results are not necessarily in conformance with U.S. GAAP.
Revenue Recognition
Significant Judgments
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.  Revenue is recognized net of allowance for returns and any taxes collected from customers. We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations; however, determining whether products or services are considered distinct performance obligations that should be accounted for separately versus together may sometimes require significant judgment.
Judgment is required to determine SSP for each distinct performance obligation.  We use a range of amounts to estimate SSP when products and services are sold separately, and determine whether there is a discount to be allocated based on the relative SSP of the various products and services.  In instances where SSP is not directly observable, we determine SSP using information that may include market conditions and other observable inputs.

Nature of Goods and Services
We generate revenue primarily from products, services, and subscriptions; each of which is a distinct performance obligation. Descriptions are as follows:
Product
Hardware is recognized when the control of the product transfers to the customer, which is generally when the product is shipped.  We recognize shipping fees reimbursed by customers as revenue and the cost for shipping as an expense in Cost of sales when control over products has transferred to the customer.
Software including perpetual and term licenses is recognized upon delivery and commencement of license term.  In general, our contracts do not provide for customer specific acceptances.
Services
Hardware maintenance and support, commonly called extended warranty, entitles the customer to receive replacement parts and repair services.  Extended warranty is separately priced and is recognized on a straight-line basis over the extended service period, which begins after the standard warranty period, ranging from one to two years depending on the product line.
Software maintenance and support entitles the customer to receive software product upgrades and enhancements on a when and if available basis and technical support. Software maintenance is recognized on a straight-line basis commencing upon product delivery over the post-contract support term, which ranges from one to three years, with one year being most common.
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
Subscription
SaaS may be sold with devices used to collect, generate, and transmit data.  SaaS is distinct from the related devices. In addition, we may host the software that the customer has separately licensed. Hosting services are distinct from the underlying software.
Subscription terms generally range from month-to-month to three years.  Subscription revenue is recognized monthly over the subscription term, commencing from activation.
Deferred Costs to Obtain Customer Contracts
Our incremental cost of obtaining contracts, which consists of sales commissions related to customer contracts that include maintenance or subscription revenue, are deferred if the contractual term is greater than a year or if renewals are expected, and the renewal commission is not commensurate with the initial commission. These commission costs are deferred and amortized over the benefit period, which is either the contract term or the shorter of customer or product life that ranges from three to seven years. We have elected the practical expedient to exclude contracts with an amortization period of a year or less from this deferral requirement.
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

Derivative Financial Instruments
We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash and certain trade and intercompany receivables and payables, primarily denominated in New Zealand Dollars, Brazil Real, Canadian Dollars, Norwegian Krone, and Euro. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every reporting period and generally range from one to two months in original maturity. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. We do not enter into foreign currency forward contracts for trading purposes. As of the fiscal years ended 2020 and 2019, there were no derivative financial instruments outstanding that were accounted for as hedges.
Concentrations of Risk
Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.
We are also exposed to credit risk in our trade receivables, which are derived from sales to end-user customers in diversified industries as well as various resellers. We perform ongoing credit evaluations of our customers’ financial conditions and limit the amount of credit extended, when deemed necessary, but generally do not require collateral.
In addition, we rely on a limited number of suppliers for a number of our critical components.
Accounts Receivable, Net
Accounts receivable, net, includes billed and unbilled amounts due from customers. Unbilled receivables include revenue recognized that exceeds the amount billed to the customer, provided the billing is not contingent upon future performance, and we have the unconditional right to future payment with only the passage of time required. Both billed and unbilled amounts due are stated at their net estimated realizable value. The unbilled receivables were $138.7 million and $129.5 million at the end of fiscal 2020 and 2019, respectively.

We maintain an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Each reporting period, we evaluate the collectability of our trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current and future economic conditions that may affect a customer’s ability to pay. Changes in our allowance for credit losses at the end of fiscal 2020, 2019 and 2018 were as follows:

Fiscal Years	2020	2019	2018
(In millions)
Balance at beginning of period	$5.9	$4.6	$3.6
Acquired allowances	—	0.2	1.6
Provision for credit losses	7.1	6.5	3.4
Write-offs, net of recoveries	(6.0)	(5.4)	(4.0)
Balance at end of period	$7.0	$5.9	$4.6
Inventories
Inventories are stated at the lower of cost or net realizable value. Adjustments are also made to reduce the cost of inventory for estimated excess or obsolete balances. Factors influencing these adjustments include declines in demand that impact inventory purchasing forecasts, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If our estimate used to reserve for excess and obsolete inventory differs from what is expected, we may be required to recognize additional reserves, which would negatively impact our gross margin.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms when applicable. Useful lives generally range from four to six years for machinery and equipment, five to ten years for furniture and fixtures, two to five years for computer equipment and software, thirty-nine years for buildings, and the life of the lease for leasehold improvements. We capitalize eligible costs to acquire or develop certain internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range generally from two to five years. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $39.7 million, $39.4 million and $35.6 million in fiscal 2020, 2019 and 2018, respectively.
Leases
We determine if an arrangement is a lease at inception. Operating leases with lease terms greater than one year are included in Operating lease right-of-use (“ROU”) assets, in both Other current liabilities, and Operating lease liabilities in our Consolidated Balance Sheets.
ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Present value is determined by using our incremental borrowing rate based on the estimated rate of interest for collateralized borrowings over a similar term of the lease payments at commencement date. The operating lease ROU asset includes adjustments made for uneven rents, lease incentives, and lease impairments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Lease agreements that include both lease and non-lease components are accounted for as part of the overall lease arrangement.

Business Combinations
We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquiree based on their fair values at the acquisition date, with any excess purchase price recognized as goodwill.
When determining the fair values of assets acquired, liabilities assumed, and non-controlling interests in the acquiree, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates when valuing intangible assets include expected future cash flows based on consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions we believe a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition as additional information about conditions existing at the acquisition date becomes available.
Goodwill and Purchased Intangible Assets
Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets acquired individually, with a group of other assets, or in a business combination are recorded at fair value. Identifiable intangible assets are comprised of technology, patents, licenses, customer contracts, acquired backlog, trademarks, and in-process research and development.  Identifiable intangible assets are amortized over the period of estimated benefit using the straight-line method and have estimated useful lives ranging from three years to ten years with a weighted average useful life of approximately seven years. We write off fully amortized intangible assets when those assets are no longer used. Goodwill is not subject to amortization, but is subject to, at a minimum, an annual assessment for impairment.
Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
We evaluate goodwill on an annual basis or more frequently if indicators of potential impairment exist. We utilize either a qualitative or quantitative approach to assess the likelihood of impairment as of the first day of the fourth quarter. When performing the qualitative assessment, we consider macroeconomic conditions, industry and market considerations, overall financial performance, and other relevant events and factors that may impact the reporting units. When performing the quantitative assessment, we compare the reporting unit’s carrying amount, including goodwill, to the reporting unit's fair value. When we perform a quantitative test, the estimation of the fair value of a reporting unit involves the use of certain estimates and assumptions including expected future operating performance using risk-adjusted discount rates. Actual future results may differ from those estimates. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized.
Identifiable intangible assets and long-lived assets with finite lives are amortized over their estimated useful lives on a straight-line basis. Changes in circumstances such as technological advances, changes to business models, or changes in the capital strategy could result in a revised useful life. If the useful life of an asset is revised, the net book value of the estimated residual value is amortized over its revised remaining useful life. Intangible assets and long-lived assets are evaluated for impairment according to their asset groups whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable based on their future cash flows. The estimated future cash flows are primarily based upon assumptions about expected future operating performance. Assets held for disposal are measured at fair value less selling costs, and assets that are no longer in use are written off entirely at their cease-use dates.
Stock-Based Compensation
Stock compensation expense is based on the measurement date fair value of the awards, net of expected forfeitures. Expense is generally recognized on a straight-line basis over the requisite service period of the stock awards. The estimate of the forfeiture rate is based on historical experience.
Warranty
We accrue for warranty costs as part of our cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on our behalf. Our expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. When products sold include warranty provisions, they are covered by a warranty for periods ranging from one year to two years.
Accrued warranty expenses of $13.8 million and $16.3 million are included in Other current liabilities in the Consolidated Balance Sheets at the end of fiscal 2020 and 2019, respectively.

Guarantees, Including Indirect Guarantees of Indebtedness of Others
In the normal course of business to facilitate sales of our products, we indemnify other parties, including customers, lessors, and parties to other transactions with us with respect to certain matters. We may agree to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In connection with divesting some of our businesses or assets, we may also indemnify purchasers for certain matters in the normal course of business, such as breaches of representations, covenants, or excluded liabilities. In addition, we entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements were not material, and no liabilities have been recorded for these obligations in the Consolidated Balance Sheets at the end of fiscal 2020 and 2019.
Advertising and Promotional Costs
We expense all advertising and promotional costs as incurred. Advertising and promotional expense was approximately $28.6 million, $42.7 million, and $42.7 million, in fiscal 2020, 2019, and 2018, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. Costs of software developed for external sale subsequent to reaching technical feasibility were not significant and were expensed as incurred. We received third-party funding of approximately $16.3 million, $16.5 million, and $19.5 million in fiscal 2020, 2019, and 2018, respectively. We offset research and development expense with any unconditional third-party funding earned and retain the rights to any technology developed under such arrangements.
Computation of Earnings Per Share
The number of shares used in the calculation of basic earnings per share represents the weighted-average common shares outstanding during the period and excludes any potentially dilutive securities. The dilutive effects of outstanding stock options, restricted stock units (“RSUs”), and shares to be purchased under our Employee Stock Purchase Plan (“ESPP”) are included in diluted earnings per share unless they are anti-dilutive.
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

We are subject to income taxes in the U.S. and numerous other countries and are subject to routine corporate income tax audits in many of these jurisdictions. We generally believe that positions taken on our tax returns are more likely than not to be sustained upon audit, but tax authorities in some circumstance have, and may in the future, successfully challenge these positions. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision, net income, and cash flows.

Recent Accounting Pronouncements
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
We adopted the new standard at the beginning of fiscal 2020 by applying a modified retrospective method without restating comparative periods. The adoption did not have a material impact on our Consolidated Financial Statements.
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
We adopted the new standard on a prospective basis at the beginning of fiscal 2020. The adoption did not have a material impact on our Consolidated Financial Statements.
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
We adopted the guidance on a prospective basis for all implementation costs incurred after the beginning of fiscal 2020. The adoption of the new guidance did not have a material impact on our Consolidated Financial Statements.
Future Adoption

Income Taxes - Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued amendments to the accounting for Income Taxes to reduce complexity by removing certain exceptions and implementing targeted simplifications. The new standard is effective for us beginning in fiscal 2021. Early adoption is permitted. We do not expect the adoption to have a material impact on our Consolidated Financial Statements.

NOTE 2: EARNINGS PER SHARE
Basic earnings per share is computed by dividing Net income attributable to Trimble Inc. by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing Net income attributable to Trimble Inc. by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, RSUs, contingently issuable shares, and shares to be purchased under our ESPP.
The following table shows the computation of basic and diluted earnings per share:

Fiscal Years	2020	2019	2018
(In millions, except per share data)
Numerator:
Net income attributable to Trimble Inc.	$389.9	$514.3	$282.8
Denominator:
Weighted average number of common shares used in basic earnings per share	250.5	250.8	250.0
Effect of dilutive securities	1.8	2.1	3.4
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	252.3	252.9	253.4
Basic earnings per share	$1.56	$2.05	$1.13
Diluted earnings per share	$1.55	$2.03	$1.12

For fiscal 2020, 2019, and 2018, 0.5 million, 0.1 million, and 0.7 million, respectively, of shares were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

NOTE 3: BUSINESS COMBINATIONS
During fiscal 2020, 2019, and 2018, we acquired multiple businesses, all with cash consideration. The Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition.
During fiscal 2020, we acquired three businesses, with total purchase consideration of $205.1 million. The acquisitions were not significant individually or in the aggregate. The largest acquisition was Kuebix, a transportation management system provider. In the aggregate, the businesses acquired contributed less than 1% of our total revenue during fiscal 2020.
During fiscal 2019, we acquired four businesses, with total purchase consideration of $247.0 million. The acquisitions were not significant individually or in the aggregate. The largest acquisition was Cityworks, a company that provides enterprise asset management (EAM) software for utilities and local government. In the aggregate, the businesses acquired contributed less than 1% of our total revenue during fiscal 2019.
During fiscal 2018, we acquired six businesses, with total purchase consideration of $1.8 billion, including e-Builder and Viewpoint, having cash transactions valued at $485.5 million and $1,212.1 million, respectively. In the aggregate, the businesses acquired contributed approximately 5% of our total revenue during fiscal 2018.
We determined the total consideration paid for each of our acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of each acquisition. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. For the acquisitions in fiscal 2020, the preliminary fair values of net tangible assets and intangible assets acquired were based on preliminary valuations and estimates, and assumptions are subject to change within the measurement period (up to one year from the acquisition date).
Acquisition costs of $21.4 million, $20.5 million, and $38.9 million in fiscal 2020, 2019, and 2018, respectively, were expensed as incurred and are included in Cost of sales and General and administrative expenses in our Consolidated Statements of Income.

The following table summarizes the business combinations completed during the periods indicated:

Fiscal Years	2020	2019	2018
(In millions)
Fair value of total purchase consideration	$205.1	$247.0	$1,782.9
Less fair value of net assets acquired:
Net tangible assets acquired	(1.6)	6.7	5.0
Identified intangible assets	56.7	104.6	568.3
Deferred taxes	0.7	(3.4)	(89.2)
Goodwill	$149.3	$139.1	$1,298.8
Intangible Assets
The following table presents details of total intangible assets. As of the end of fiscal 2020, $338.3 million of fully amortized intangible assets were written off. Amounts reported at the end of fiscal 2019 have been adjusted to conform to the current presentation.

		At the End of Fiscal 2020			At the End of Fiscal 2019
(In millions)	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	6	$1,118.2	$(811.1)	$307.1	$1,191.9	$(848.6)	$343.3
Trade names and trademarks	5	58.3	(51.9)	6.4	73.1	(58.1)	15.0
Customer relationships	8	681.1	(419.3)	261.8	750.8	(446.6)	304.2
Distribution rights and other intellectual properties	7	45.8	(41.0)	4.8	68.7	(52.5)	16.2
		$1,903.4	$(1,323.3)	$580.1	$2,084.5	$(1,405.8)	$678.7
The estimated future amortization expense of intangible assets at the end of fiscal 2020 is as follows (in millions):

2021	$139.8
2022	119.9
2023	106.4
2024	82.9
2025	46.1
Thereafter	85.0
Total	$580.1
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
At the end of fiscal 2019	$1,973.0	$401.5	$445.4	$860.7	$3,680.6
Additions due to acquisitions	1.3	—	0.4	147.6	149.3
Purchase price and foreign currency translation adjustments	23.1	14.2	8.0	1.3	46.6
At the end of fiscal 2020	$1,997.4	$415.7	$453.8	$1,009.6	$3,876.5

NOTE 4: CERTAIN BALANCE SHEET COMPONENTS
The components of inventory, net were as follows:

At the End of Fiscal Year	2020	2019
(In millions)
Inventories:
Raw materials	$95.6	$95.8
Work-in-process	16.0	13.2
Finished goods	190.1	203.1
Total inventories	$301.7	$312.1
Finished goods includes $11.7 million and $5.6 million at the end of fiscal 2020 and 2019, respectively, for costs of sales that have been deferred in connection with deferred revenue arrangements.
The components of property and equipment, net were as follows:

At the End of Fiscal Year	2020	2019
(In millions)
Property and equipment, net:
Land, building, furniture, and leasehold improvements	$253.3	$211.0
Machinery and equipment	178.7	165.3
Software and licenses	148.9	143.0
Construction in progress	17.2	38.3
	598.1	557.6
Less: accumulated depreciation	(346.3)	(316.2)
Total property and equipment, net	251.8	241.4
The components of other non-current liabilities were as follows:

At the End of Fiscal Year	2020	2019
(In millions)
Other non-current liabilities:
Unrecognized tax benefits	$55.4	$66.4
Deferred compensation	42.0	36.2
Pension	21.9	20.2
Other	31.3	30.1
Total other non-current liabilities	$150.6	$152.9

The components of accumulated other comprehensive loss, net of related tax were as follows:

At the End of Fiscal Year	2020	2019
(In millions)
Accumulated foreign currency translation adjustments	$(96.0)	$(173.1)
Net unrealized actuarial losses	(2.5)	(3.7)
Total accumulated other comprehensive loss	$(98.5)	$(176.8)

NOTE 5: REPORTING SEGMENT AND GEOGRAPHIC INFORMATION
We determined our operating segments based on how our Chief Operating Decision Maker ("CODM") views and evaluates operations. Various factors, including market separation and customer-specific applications, go-to-market channels, and products and services, were considered in determining these operating segments. Our CODM regularly reviews our segment operating results to make decisions about resources to be allocated to each segment and assess performance. In each of our segments, we sell many individual products. For this reason, it is impracticable to segregate and identify revenue for each of the individual products or group of products we sell.

Our reportable segments are described below:

•Buildings and Infrastructure: This segment primarily serves customers working in architecture, engineering, construction, and operations and maintenance.
•Geospatial: This segment primarily serves customers working in surveying, engineering, and government.
•Resources and Utilities: This segment primarily serves customers working in agriculture, forestry, and utilities.
•Transportation: This segment primarily serves customers working in long haul trucking and freight shipper markets.

The following Reporting Segment tables reflect the results of our reportable operating segments under our management reporting system. These results are not necessarily in conformity with U.S. GAAP. This is consistent with the way the CODM evaluates each of the segment's performance and allocates resources.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Fiscal 2020
Revenue	$1,230.7	$650.5	$627.3	$639.2	$3,147.7
Acquired deferred revenue adjustment	0.3	—	2.7	1.3	4.3
Segment revenue	$1,231.0	$650.5	$630.0	$640.5	$3,152.0

Operating income	$343.0	$184.4	$218.4	$49.0	$794.8
Acquired deferred revenue adjustment	0.3	—	2.7	1.3	4.3
Amortization of acquired capitalized commissions	(5.2)	—	(0.1)	(0.2)	(5.5)
Segment operating income	$338.1	$184.4	$221.0	$50.1	$793.6

Depreciation expense	$8.1	$6.2	$5.6	$4.1	$24.0

Fiscal 2019
Revenue	$1,254.2	$649.4	$568.4	$792.3	$3,264.3
Acquired deferred revenue adjustment	4.0	—	3.0	—	7.0
Segment revenue	$1,258.2	$649.4	$571.4	$792.3	$3,271.3

Operating income	$322.1	$132.2	$166.2	$125.9	$746.4
Acquired deferred revenue adjustment	4.0	—	3.0	—	7.0
Amortization of acquired capitalized commissions	(6.2)	—	(0.1)	—	(6.3)
Segment operating income	$319.9	$132.2	$169.1	$125.9	$747.1

Depreciation expense	$8.1	$6.3	$4.4	$4.4	$23.2

Fiscal 2018
Revenue	$1,065.5	$723.1	$567.1	$752.7	$3,108.4
Acquired deferred revenue adjustment	22.2	—	1.0	0.4	23.6
Segment revenue	$1,087.7	$723.1	$568.1	$753.1	$3,132.0

Operating income	$239.0	$166.4	$167.4	$142.9	$715.7
Acquired deferred revenue adjustment	22.2	—	1.0	0.4	23.6
Amortization of acquired capitalized commissions	(4.5)	—	(0.2)	—	(4.7)
Segment operating income	$256.7	$166.4	$168.2	$143.3	$734.6

Depreciation expense	$6.4	$6.0	$4.2	$4.5	$21.1

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of Fiscal Year End 2020
Accounts receivable, net	$260.1	$117.5	$91.2	$151.7	$620.5
Inventories	59.1	120.1	49.0	73.5	301.7
Goodwill	1,997.4	415.7	453.8	1,009.6	3,876.5

As of Fiscal Year End 2019
Accounts receivable, net	$232.0	$115.5	$93.3	$167.4	$608.2
Inventories	67.1	125.0	45.5	74.5	312.1
Goodwill	1,973.0	401.5	445.4	860.7	3,680.6

As of Fiscal Year End 2018
Accounts receivable, net	$177.5	$118.7	$83.8	$132.6	$512.6
Inventories	70.3	133.5	46.2	48.0	298.0
Goodwill	1,970.2	403.1	305.7	861.0	3,540.0
A reconciliation of our consolidated segment operating income to consolidated income before income taxes was as follows:

Fiscal Years	2020	2019	2018
(In millions)
Consolidated segment operating income	$793.6	$747.1	$734.6
Unallocated corporate expense	(74.0)	(73.1)	(91.9)
Acquired deferred revenue adjustment	(4.3)	(7.0)	(23.6)
Amortization of acquired capitalized commissions	5.5	6.3	4.7
Amortization of purchased intangible assets	(157.8)	(167.8)	(179.6)
Amortization of acquisition-related inventory step-up	—	—	(0.2)
Acquisition / divestiture items	(21.4)	(20.5)	(38.9)
Stock-based compensation / deferred compensation	(90.4)	(81.2)	(75.7)
Restructuring charges / executive transition costs	(28.2)	(27.9)	(8.7)
COVID-19 expenses	(3.2)	—	—
Consolidated operating income	419.8	375.9	320.7
Total non-operating expense, net	(24.8)	(31.1)	(42.7)
Consolidated income before taxes	$395.0	$344.8	$278.0
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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Fiscal 2020
North America	$703.4	$249.9	$191.4	$502.5	$1,647.2
Europe	337.1	222.3	284.3	78.4	922.1
Asia Pacific	165.7	138.2	64.5	34.9	403.3
Rest of World	24.8	40.1	89.8	24.7	179.4
Total segment revenue	$1,231.0	$650.5	$630.0	$640.5	$3,152.0

Fiscal 2019
North America	$722.7	$263.0	$173.3	$636.3	$1,795.3
Europe	338.7	217.5	273.6	90.4	920.2
Asia Pacific	165.3	122.7	47.4	39.7	375.1
Rest of World	31.5	46.2	77.1	25.9	180.7
Total segment revenue	$1,258.2	$649.4	$571.4	$792.3	$3,271.3

Fiscal 2018
North America	$595.0	$290.6	$175.0	$609.4	$1,670.0
Europe	312.1	211.2	260.0	90.2	873.5
Asia Pacific	152.7	171.7	46.4	47.5	418.3
Rest of World	27.9	49.6	86.7	6.0	170.2
Total segment revenue	$1,087.7	$723.1	$568.1	$753.1	$3,132.0
Total revenue in the United States as included in the Consolidated Statements of Income was $1,502.3 million, $1,641.0 million, and $1,518.1 million in fiscal 2020, 2019, and 2018, respectively. No single customer or country other than the United States accounted for 10% or more of our total revenue in fiscal 2020, 2019 and 2018. No single customer accounted for 10% or more of our accounts receivable at the end of fiscal 2020 and 2019.
Property and equipment, net by geographic area were as follows:

At the End of Fiscal Year	2020	2019
(In millions)
Property and equipment, net:
United States	$200.3	$192.7
Europe	41.0	38.6
Asia Pacific and Rest of World	10.5	10.1
Total property and equipment, net	$251.8	$241.4

NOTE 6: DEBT
Debt consisted of the following:

At the End of Fiscal Year		Effective interest rate
(In millions, except percentages)	Date of Issuance	for fiscal 2020	2020	2019
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
2028 Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
2024 Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Credit Facilities:
2018 Credit Facility, floating rate:
Term Loan, due July 2022	May 2018	—	—	225.0
Revolving Credit Facility, due May 2023	May 2018	—	—	110.0
Uncommitted facilities, floating rate		1.16%	255.8	218.7
Promissory notes and other debt			0.1	0.3
Unamortized discount and issuance costs			(8.7)	(10.8)
Total debt			1,547.2	1,843.2
Less: Short-term debt			255.8	219.0
Long-term debt			$1,291.4	$1,624.2
Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we complied with at the end of fiscal 2020.
Debt Maturities:
At the end of fiscal 2020, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2021	$255.8
2022	—
2023	300.1
2024	400.0
2025	—
Thereafter	600.0
Total	$1,555.9
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

2018 Credit Facility:
At the end of fiscal 2020, we had access to a $1.25 billion unsecured revolving credit facility maturing in May 2023, which may be used for working capital and general corporate purposes, including permitted acquisitions. As part of the credit facility, we may request an additional term loan facility up to $500.0 million prior to the maturity of the credit facility and subject to approval. There were no amounts outstanding under the revolving credit facility at the end of fiscal 2020.
Uncommitted Facilities:
On February 24, 2020, we entered into a line of credit to borrow an amount up to £55.0 million. At the end of fiscal 2020, we had one £55.0 million, two $75.0 million, and one €100.0 million revolving credit facilities, which are uncommitted (the "Uncommitted Facilities"). Generally, these uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in our Consolidated Balance Sheet.
Promissory Notes and Other Debt
At the end of fiscal 2020 and 2019, we had promissory notes and other notes payable totaling approximately $0.1 million and $0.3 million, classified as long-term debt and short-term debt in our Consolidated Balance Sheet, respectively.
NOTE 7: LEASES
We have operating leases primarily for certain of our major facilities, including corporate offices, research and development facilities, and manufacturing facilities. Lease terms range from 1 to 10 years, and certain leases include options to extend the lease for up to 6 years. We consider options to extend the lease in determining the lease term.

Operating lease expense consisted of:

At the End of Fiscal Year	2020	2019
(In millions)
Operating lease expense	$38.1	$38.3
Short-term lease expense and other	15.7	18.4
Total lease expense	$53.8	$56.7
Supplemental cash flow information related to leases was as follows:

At the End of Fiscal Year	2020	2019
(In millions)
Cash paid for liabilities included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$37.0	$37.9

Right-of-use assets obtained in exchange for Operating lease liabilities:	$29.4	$53.2
(1)Excludes cash payments for short-term leases, which are not capitalized.
Supplemental balance sheet information related to leases was as follows:

At the End of Fiscal Year	2020	2019
(In millions)
Operating lease right-of-use assets	$128.9	$140.3

Other current liabilities	$33.8	$28.9
Operating lease liabilities	109.2	114.1
Total operating lease liabilities	$143.0	$143.0

Weighted-average discount rate	3.86%	4.23%
Weighted-average remaining lease term	6 years	6 years

At the end of fiscal 2020, the maturities of lease liabilities were as follows (in millions):

Year Payable
2021	$37.6
2022	31.9
2023	24.3
2024	18.7
Thereafter	46.4
Total lease payments	$158.9
Less: imputed interest	15.9
Total	$143.0
We signed operating leases for real estate of approximately $40.0 million that have not yet commenced at the end of fiscal 2020, and as such, have not been recognized on our Consolidated Balance Sheets. These operating leases are expected to commence in 2021 with lease terms ranging from 1 to 13 years.
NOTE 8: COMMITMENTS AND CONTINGENCIES
At the end of fiscal 2020, we had unconditional purchase obligations of approximately $241.1 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with our vendors.
Litigation
From time to time, we are involved in litigation arising in the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries' property is subject.
NOTE 9: FAIR VALUE MEASUREMENTS
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
Level I - Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities.
Level II - Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
Level III - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Fair Value on a Recurring Basis
The fair value of assets and liabilities measured and recorded at fair value on a recurring basis at the end of the period indicated were as follows:

At the End of Fiscal Year	2020				2019
(In millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	$41.9	$—	$—	$41.9	$36.2	$—	$—	$36.2
Derivative assets (2)	—	0.9	—	0.9	—	0.3	—	0.3
Total assets measured at fair value	$41.9	$0.9	$—	$42.8	$36.2	$0.3	$—	$36.5
Liabilities
Deferred compensation plan liabilities (1)	$41.9	$—	$—	$41.9	$36.2	$—	$—	$36.2
Derivative liabilities (2)	—	0.5	—	0.5	—	1.0	—	1.0
Contingent consideration liabilities (3)	—	—	12.3	12.3	—	—	19.9	19.9
Total liabilities measured at fair value	$41.9	$0.5	$12.3	$54.7	$36.2	$1.0	$19.9	$57.1

(1)We have a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The plan assets and liabilities are invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets. Deferred compensation plan assets and liabilities are included in Other non-current assets and Other non-current liabilities on our Consolidated Balance Sheets, respectively.

(2)Derivative assets and liabilities primarily represent forward currency exchange contracts to minimize the short-term impact of foreign currency exchange rates on certain trade and inter-company receivables and payables. Derivative assets and liabilities are included in Other current assets and Other current liabilities on our Consolidated Balance Sheets, respectively.

(3)Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that we acquired. The fair values are estimated using scenario-based methods or option pricing methods based upon estimated future revenues, gross margins, or other milestones. At the end of fiscal 2020, we have $12.3 million included in Other current liabilities on our Consolidated Balance Sheet. The undiscounted maximum payment under the arrangements is $18.3 million at the end of fiscal 2020.

Additional Fair Value Information

The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $1.8 billion and $1.9 billion at the end of fiscal 2020 and 2019, respectively, consistent with the carrying values.

The fair value of our senior notes was determined based on observable market prices in less active markets and is categorized accordingly as Level II in the fair value hierarchy. The fair value of the bank borrowings and promissory notes has been calculated using an estimate of the interest rate we would have had to pay on the issuance of notes with a similar maturity and by discounting the cash flows at that rate and is categorized as Level II in the fair value hierarchy. The fair values do not give an indication of the amount that we would currently have to pay to extinguish any of this debt.
NOTE 10: DEFERRED COSTS TO OBTAIN CUSTOMER CONTRACTS
Deferred cost to obtain customer contracts of $51.3 million and $45.4 million is included in Other non-current assets in the Consolidated Balance Sheets at the end of fiscal 2020 and 2019, respectively.
Amortization expense related to deferred costs to obtain customer contracts was $22.8 million, $22.3 million, and $23.6 million, for fiscal 2020, 2019 and 2018, respectively. This expense was included in Sales and marketing expense in our Consolidated Statements of Income. There were no impairment losses related to the deferred costs for the periods presented.

NOTE 11: DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during fiscal 2020 and 2019 were as follows:

Fiscal Years	2020	2019
(In millions)
Beginning balance of the period	$541.9	$387.2
Revenue recognized	(476.9)	(341.3)
Net deferred revenue activity	548.8	496.0
Ending balance of the period	$613.8	$541.9
Remaining Performance Obligations
As of the end of fiscal 2020, approximately $1.3 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, maintenance and support, and to a lesser extent, hardware and professional services. We expect to recognize $1.0 billion or 73% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $0.3 billion or 27% of our remaining performance obligations as revenue thereafter.

NOTE 12: INCOME TAXES
Income before taxes and the provision (benefit) for taxes consisted of the following:

Fiscal Years	2020	2019	2018
(In millions)
Income before taxes:
United States	$24.7	$43.0	$25.4
Foreign	370.3	301.8	252.6
Total	$395.0	344.8	278.0

Provision (benefit) for taxes:
U.S. Federal:
Current	$(5.8)	$(3.8)	$(19.7)
Deferred	(16.3)	252.3	(25.8)
	(22.1)	248.5	(45.5)
U.S. State:
Current	0.8	5.1	5.0
Deferred	7.1	(0.7)	(3.6)
	7.9	4.4	1.4
Foreign:
Current	62.2	49.2	57.0
Deferred	(43.6)	(471.8)	(18.2)
	18.6	(422.6)	38.8
Income tax provision (benefit)	$4.4	$(169.7)	$(5.3)
Effective tax rate	1.1%	(49.2)%	(1.9)%
The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) as a percentage of income before taxes ("effective tax rate") was as follows:

Fiscal Years	2020	2019	2018

Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in tax rate resulting from:
Foreign income taxed at different rates	1.7%	(7.3)%	(6.7)%
Change in valuation allowance	2.0%	—%	—%
U.S. State income taxes	0.5%	1.5%	1.0%
Stock-based compensation	1.5%	1.2%	1.1%
Excess tax benefit related to stock-based compensation	(1.5)%	(2.4)%	(3.2)%
Effect of U.S. tax law change	—%	—%	(7.6)%
Other U.S. taxes on foreign operations	(1.0)%	1.3%	1.6%
U.S. Federal research and development credits	(2.3)%	(2.8)%	(3.7)%
Tax reserve releases	(4.8)%	(4.9)%	(8.7)%
Intellectual property restructuring and tax law changes	(16.2)%	(59.8)%	—%
Other	0.2%	3.0%	3.3%
Effective tax rate	1.1%	(49.2)%	(1.9)%

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), enacted on March 27, 2020, provides tax relief to individuals and businesses in light of the impacts of COVID-19. It did not result in material adjustments to our income tax provision or to our net deferred tax assets as of the end of the fourth quarter of fiscal 2020.

In December 2020, due to a change in the Netherlands tax law, the statutory tax rate was increased from 21.7% to 25.0%, effective January 1, 2021. As a result, we recorded a one-time tax benefit of $64.0 million due to the revaluation of the Netherlands deferred tax assets.

In December 2019, to align with our international business operations, we completed a non-U.S. intercompany transfer of our intellectual property to a subsidiary in the Netherlands.  The transaction resulted in deferred tax assets in the Netherlands and GILTI deferred tax liabilities in the U.S., recorded at the applicable statutory tax rates, resulting in a one-time income tax benefit of approximately $206.3 million in the fourth quarter of fiscal 2019.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

At the End of Fiscal Year	2020	2019
(In millions)
Deferred tax liabilities:
Global intangible low-taxed income	$219.7	$233.7
Purchased intangibles	138.1	158.7
Operating lease right-of-use assets	32.3	35.3
Other	11.3	12.8
Total deferred tax liabilities	401.4	440.5

Deferred tax assets:
Depreciation and amortization	497.1	471.5
Operating lease liabilities	35.0	36.0
U.S. tax credit carryforwards	32.8	34.2
Expenses not currently deductible	32.3	28.0
Foreign net operating loss carryforwards	16.8	16.2
Stock-based compensation	10.6	13.3
U.S. net operating loss carryforwards	7.4	9.8
Other	20.6	14.1
Total deferred tax assets	652.6	623.1
Valuation allowance	(41.3)	(25.3)
Total deferred tax assets	611.3	597.8
Total net deferred tax assets	$209.9	$157.3

Reported as:
Non-current deferred income tax assets	$510.2	$475.5
Non-current deferred income tax liabilities	(300.3)	(318.2)
Net deferred tax assets	$209.9	$157.3
At the end of fiscal 2020, we have U.S. federal and foreign net operating loss carryforwards, or NOLs, of approximately $16.7 million and $83.4 million, respectively. The U.S. federal NOLs will begin to expire in 2026. There is generally no expiration for the foreign NOLs. Utilization of our U.S. federal and state NOLs is subject to annual limitations in accordance with the applicable tax code. We have determined that it is more likely than not that we will not realize a portion of the foreign NOLs and, accordingly, a valuation allowance has been established for such amount.
We have U.S. federal and California research and development credit carryforwards of approximately $11.8 million and $33.1 million, respectively. The U.S. federal tax credit carryforwards will expire beginning 2040. The California research tax credits have an indefinite carryforward period. We believe that it is more likely than not that we will not realize a significant portion of the California research and development credit carryforwards and, accordingly, a valuation allowance has been established for such amount.
As a result of the Tax Act, we can repatriate foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences, other than the transition tax and GILTI tax. We reinvested a large portion of our undistributed foreign earnings in acquisitions and other investments and intend to bring back a portion of foreign cash that was subject to the transition tax and GILTI. During fiscal 2020, we repatriated $272.7 million of our foreign earnings to the U.S.
The total amount of the unrecognized tax benefits at the end of fiscal 2020 was $64.1 million. A reconciliation of gross unrecognized tax benefit was as follows:

Fiscal Years	2020	2019	2018
(In millions)
Beginning balance	$71.6	$69.1	$82.4
Increase related to current year tax positions	8.0	12.6	10.0
(Decrease) increase related to prior years' tax positions	(0.4)	3.8	4.5
Settlement with taxing authorities	(0.5)	(5.7)	(8.9)
Lapse of statute of limitations	(14.6)	(8.2)	(18.9)
Ending balance	$64.1	$71.6	$69.1
Total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $47.8 million and $59.5 million at the end of fiscal 2020 and 2019, respectively.
We and our subsidiaries are subject to U.S. federal, state, and foreign income taxes. Our tax years are substantially closed for all U.S. federal and state income taxes for audit purposes through 2014. Non-U.S. income tax matters have been concluded for years through 2007. We are currently in various stages of multiple year examinations state, and foreign (multiple jurisdictions) taxing authorities. While we generally believe it is more likely than not that our tax positions will be sustained, it is reasonably possible that future obligations related to these matters could arise. We believe that our reserves are adequate to cover any potential assessments that may result from the examinations and negotiations.
Although timing of the resolution and/or closure of audits is not certain, we do not believe that our gross unrecognized tax benefits would materially change in the next twelve months.
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Our liability for unrecognized tax benefits including interest and penalties was recorded in Other non-current liabilities on our Consolidated Balance Sheets. At the end of fiscal 2020 and 2019, we accrued $9.6 million and $11.5 million, respectively, for interest and penalties.
NOTE 13: EMPLOYEE STOCK BENEFIT PLANS
Amended and Restated 2002 Stock Plan
On November 20, 2020, our stockholders approved an amendment to the 2002 Stock Plan to increase the number of shares of common stock available for issuance by 18.0 million shares. As such, our Amended and Restated 2002 Stock Plan provides for the granting of incentive and non-statutory stock options and RSUs for up to 92.6 million shares. At the end of fiscal 2020, the remaining number of shares available for grant under the 2002 stock plan was 21.1 million.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in our Consolidated Statements of Income for the periods indicated:

Fiscal Years	2020	2019	2018
(In millions)
Restricted stock units	$73.2	$67.3	$68.9
Stock options	1.5	0.6	1.5
ESPP	8.3	7.1	6.5
Total stock-based compensation expense	$83.0	$75.0	$76.9

Stock-based compensation expense was allocated as follows:

Fiscal Years	2020	2019	2018
(In millions)
Cost of sales	$6.7	$5.6	$4.5
Research and development	22.1	16.7	15.0
Sales and marketing	16.2	13.0	10.0
General and administrative	38.0	39.7	47.4
Total stock-based compensation expense	$83.0	$75.0	$76.9
At the end of fiscal 2020, total unamortized stock-based compensation expense was $164.5 million, with a weighted-average recognition period of 2.4 years.
Restricted Stock Units
We grant RSUs containing only service conditions and RSUs containing a combination of service, performance, and/or market conditions (“PSUs”). RSUs containing only service conditions typically vest ratably over a three to four year service period. PSUs are granted to executive officers and other senior employees and vest after a two to three year service period.
The fair value at the grant date is determined by (1) the closing price of our common stock for awards containing only service or both service and performance conditions, or (2) the Monte Carlo valuation model for awards containing both service and market conditions.
For PSUs granted prior to and during fiscal 2020, the number of shares received at vesting will range from 0% to 200% of the target grant amount based on either (1) market conditions, (2) performance conditions, or (3) both. Market conditions consider our relative total stockholder return (“TSR”) of our common stock as compared to the TSR of the constituents of either the S&P 500 or S&P 400 over the vesting period. Performance conditions consider the achievement of our financial results over the vesting period.

	2020 Restricted Stock Units Outstanding
	Number of Units (1)	Weighted Average Grant-Date Fair Value per Share
(In millions, except for per share data)
Outstanding at the beginning of year	5.7	$39.62
Granted (2)	1.9	42.50
Shares vested, net (2)	(1.8)	38.94
Canceled and forfeited	(0.4)	41.55
Outstanding at the end of year	5.4	$44.25
(1) Includes 0.2 million PSUs granted, 0.5 million PSUs vested, and 1.3 million PSUs outstanding at the end of the year.
(2) Excludes approximately 0.2 million PSUs related to achievement above target levels at the vesting date.
The weighted-average grant date fair value of all RSUs granted during fiscal 2020, 2019, and 2018 was $42.50, $41.38, and $37.43 per share, respectively. The fair value of all RSUs vested during fiscal 2020, 2019, and 2018 was $78.0 million, $75.7 million, and $73.9 million, respectively.

Stock options
Employee stock options generally vest after three years, or after five years for certain executive awards, with expiration seven to ten years from the date of grant. The fair value at the grant date is determined by (1) the Black-Scholes valuation model for options with only service conditions, or (2) the Monte Carlo valuation model for certain executive options containing both service and market conditions. The following table summarizes information about stock options outstanding at the end of fiscal 2020:

	Number Of Shares (in millions)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of year	1.1	$29.96
Options granted	0.2	41.58
Options exercised	(0.7)	29.01
Cancelled and forfeited	—	28.08
Outstanding at the end of year	0.6	35.42	5.1	$18.6
Options exercisable	0.2	$27.88	1.2	$9.0
The total intrinsic value of options exercised during fiscal 2020, 2019, and 2018 was $11.5 million, $16.4 million, and $30.0 million, respectively.
The weighted-average grant date fair value per share of stock options granted during fiscal 2020, 2019 and 2018 was $14.30, $12.92, and $10.62, respectively. The fair value of all stock options vested during fiscal 2020, 2019, and 2018 was $0.2 million, $0.2 million, and $1.9 million, respectively.
Employee Stock Purchase Plan
We have an ESPP under which the stockholders have approved an aggregate of 39.0 million shares of common stock for issuance to eligible employees. The fair value at the grant date is based on the Black-Scholes valuation model. The plan permits eligible employees to purchase common stock through payroll deductions at 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period, which is six months. Rights to purchase shares are granted during the first and third quarter of each fiscal year. The ESPP terminates on March 15, 2027. In fiscal 2020, 2019, and 2018, 0.8 million shares were issued, in each fiscal year respectively, representing $26.9 million, $25.7 million, and $24.0 million in cash received for the issuance of stock under the ESPP. At the end of fiscal 2020, the number of shares reserved for future purchases was 6.6 million.
NOTE 14: COMMON STOCK REPURCHASE
In November 2017, our Board of Directors approved a stock repurchase program (“2017 Stock Repurchase Program”), authorizing us to repurchase up to $600.0 million of our common stock. The 2017 Stock Repurchase Program does not have an expiration date.
Under the stock repurchase program, we may repurchase shares from time-to-time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions will be determined by our management based on our evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. At the end of fiscal 2020, the 2017 Stock Repurchase Program had remaining authorized funds of $90.7 million.
During fiscal 2020, 2019, and 2018, we repurchased approximately 1.9 million, 4.7 million, and 2.4 million shares of common stock in open market purchases, at an average price of $43.40, $38.51, and $37.23 per share, for a total of $81.6 million, $179.8 million, and $90.0 million, respectively, under the 2017 Stock Repurchase Program.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital, based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. As a result of the 2020 repurchases, retained earnings was reduced by $68.6 million in fiscal 2020. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trimble Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trimble Inc. (the Company) as of January 1, 2021 and January 3, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2021 and January 3, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Identification of Performance Obligations
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In some contracts, products and professional services may be combined into a single performance obligation when products or subscriptions are sold with significant customization, modification, or integration services. Determining whether products or services are considered distinct performance obligations that should be recognized separately or combined into a single performance obligation may sometimes require significant judgment.

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
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trimble Inc.

Opinion on Internal Control over Financial Reporting

We have audited Trimble Inc.’s internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trimble Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2021, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of all current year acquisitions, which are included in the 2020 consolidated financial statements of the Company and constituted less than 1% of tangible assets and net assets as of January 1, 2021, and less than 1% of revenues and net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of all current year acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 1, 2021 and January 3, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2021, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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
February 26, 2021

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, does not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
(b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). We have excluded from our evaluation the internal control over financial reporting of all current year acquisitions, which are included in the January 1, 2021 consolidated financial statements and constituted less than 1% of tangible assets and net assets, respectively, as of January 1, 2021, and less than 1% of revenue and net income, respectively, for the year then ended. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective at the end of fiscal 2020.
The effectiveness of our internal control over financial reporting at the end of fiscal 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Code of Ethics
Our Business Ethics and Conduct Policy applies to, among others, our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other finance organization employees. We make available our Business Ethics and Conduct Policy free of charge through our website at www.trimble.com under the heading “Corporate Governance - Governance Documents” on the Investor Relations page.
If any substantive amendments to the Business Ethics and Conduct Policy are made or any waivers are granted, including any implicit waiver, from a provision of the Business Ethics and Conduct Policy, to its Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer we will disclose the nature of such amendment or waiver on our website at www.trimble.com or in a report on Form 8-K.
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

(2) Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this Form 10-K.
(b) Exhibits
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this Form 10-K.

Item 16. Form 10-K Summary.
None.

INDEX TO EXHIBITS

Exh. No.	Description of Exhibit	Filed herewith or incorporated by reference to:
2.1	Agreement and Plan of Merger dated September 30, 2016 between Trimble Inc. and Trimble Navigation Limited	Exhibit 2.1 to Form 8-K filed October 3, 2016
2.2	Stock Purchase Agreement dated as of February 2, 2018 by and among Trimble Inc., e‑Builder, Inc. and the stockholders of e-Builder named therein	Exhibit 2.1 to Form 8-K filed February 2, 2018
2.3	Agreement and Plan of Merger dated April 23, 2018, regarding the acquisition of Viewpoint, Inc.	Exhibit 2.1 to Form 8-K filed April 24, 2018
3.1	Certificate of Incorporation of Trimble Inc.	Exhibit 3.1 to Form 8-K filed October 3, 2016
3.2	Amended and Restated By-Laws of Trimble Inc. (effective October 1, 2020)	Exhibit 3.1 to Form 8-K filed September 30, 2020
4.1	Form of Common Stock Certificate of Trimble Inc.	Exhibit 4.1 to Form 8-K filed October 3, 2016
4.2	Description of Securities of Trimble Inc.	Exhibit 4.2 to Form 10-K filed February 28, 2020
4.3(A)	Indenture, dated as of October 30, 2014, between the Company and U.S. Bank National Association	Exhibit 4.2 to Form S-3 filed October 30, 2014
4.3(B)	First Supplemental Indenture, dated November 24, 2014, between the Company and U.S. Bank National Association (which includes Form of 4.750% Senior Note due 2024)	Exhibit 4.1 to Form 8-K filed November 24, 2014
4.3(C)	Second Supplemental Indenture, dated October 1, 2016, between Trimble Inc., Trimble Navigation Limited and U.S. Bank National Association	Exhibit 4.2 to Form 8-K filed October 3, 2016
4.3(D)	Third Supplemental Indenture, dated June 15, 2018, between Trimble Inc. and U.S. Bank National Association (which includes Form of 4.150% Senior Note due 2023 and Form of 4.900% Senior Note due 2028)	Exhibit 4.1 to Form 8-K filed June 15, 2018
10.1(A)	Lease dated May 11, 2005 between Carr America Realty Operating Partnership, L.P. and the Company	Exhibit 10.17 to Form 10-K filed March 10, 2006
10.1(B)	First Amendment to Lease between Carr NP Properties, LLC and the Company	Exhibit 10.23 to Form 10-K filed March 1, 2011
10.1(C)	Second Amendment to Lease between the Company and Wilson Oakmead West, LLC (successor in interest to Carr NP Properties, LLC)	Exhibit 10.6 to Form 10-Q filed August 8, 2017
10.2(A)	Credit Agreement dated as of May 15, 2018 by and among Trimble Inc., the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to Form 8-K filed May 16, 2018
10.2(B)
Extension and Amendment Agreement, dated May 4, 2020, amending Credit Agreement dated May 15, 2018, by and among Trimble Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Exhibit 10.1 to Form 8-K filed May 6, 2020
10.3+	Form of Indemnification Agreement between the Company and its officers and directors	Exhibit 10.1 to Form 8-K filed November 15, 2017
10.4+	Board of Directors Compensation Policy as amended August 24, 2020	Exhibit 10.1 to Form 10-Q filed November 6, 2020
10.5+	Incentive Compensation Recoupment Policy	Exhibit 99.1 to Form 8-K filed May 8, 2017
10.6+	Deferred Compensation Plan, as amended August 26, 2020	Exhibit 10.2 to Form 10-Q filed November 6, 2020
10.7+	Age and Service Equity Vesting Program	Exhibit 10.3 to Form 10-Q filed August 8, 2017
10.8(A)+	Employee Stock Purchase Plan, as amended March 13, 2017	Appendix B of Form DEF 14A filed March 23, 2017
10.8(B)+	Employee Stock Purchase Plan - Form of global subscription agreement	Exhibit 10.5 to Form 10-Q filed November 10, 2015
10.9(A)+	2002 Stock Plan, as amended January 1, 2019	Exhibit 10.1 to Form 10-Q filed May 7, 2019
10.9(B)+	2002 Stock Plan - Form of stock option agreement (U.S. directors)	Exhibit 10.2 to Form 10-Q filed November 7, 2014
10.9(C)+	2002 Stock Plan - Form of stock option agreement (non-U.S. directors)	Exhibit 10.3 to Form 10-Q filed November 7, 2014

10.9(D)+	2002 Stock Plan - Form of global stock option agreement (officers)	Exhibit 10.1 to Form 10-Q filed November 10, 2015
10.9(E)+	2002 Stock Plan - Form of global restricted stock unit award agreement	Exhibit 10.2 to Form 10-Q filed November 10, 2015
10.9(F)+	2002 Stock Plan - Form of global performance restricted stock unit award agreement	Exhibit 10.6 to Form 10-Q filed November 10, 2015
10.9(G)+	2002 Stock Plan - Form of global restricted stock unit award agreement (officers)	Exhibit 10.30 to Form 10-K filed February 24, 2017
10.9(H)+	2002 Stock Plan - Form of global performance stock unit award agreement (Operating Income/Revenue)	Exhibit 10.4 to Form 10-Q filed August 8, 2017
10.9(I)+	2002 Stock Plan - Form of global performance stock unit award agreement (Total Stockholder Return)	Exhibit 10.5 to Form 10-Q filed August 8, 2017
10.9(J)+	2002 Stock Plan - Form of global performance stock unit award agreement (officers)	Exhibit 10.1 to Form 10-Q filed August 2, 2019
10.9(K)+	2002 Stock Plan - Performance stock option agreement between the Company and Rob Painter issued January 4, 2020	Exhibit 10.9(K) to Form 10-K filed February 28, 2020
10.9(L)+	2002 Stock Plan - Form of performance stock unit award agreement (officers, TSR-based)	Exhibit 10.2 to Form 10-Q filed August 7, 2020
10.10+	Annual Management Incentive Plan Description	Exhibit 10.1 to Form 10-Q filed May 8, 2017
10.11+
Form of Change in Control Severance Agreement between the Company and certain Company officers, together with a schedule identifying material differences in the agreements entered into with specific officers
Exhibit 10.1 to Form 10-Q filed August 8, 2017
10.12+	Form of Executive Severance Agreement between the Company and certain Company officers, together with a schedule identifying material differences in the agreements entered into with specific officers	Exhibit 10.2 to Form 10-Q filed August 8, 2017
10.13+	Change in Control Severance Agreement between the Company and Steven W. Berglund dated February 20, 2019	Exhibit 10.1 to Form 10-K filed February 22, 2019
10.14+	Executive Severance Agreement between the Company and Steven W. Berglund dated February 20, 2019	Exhibit 10.2 to Form 10-K filed February 22, 2019
10.15+	Change in Control Severance Agreement between the Company and Robert G. Painter dated January 4, 2020	Filed herewith
10.16+	Executive Severance Agreement between the Company and Robert G. Painter dated January 4, 2020	Filed herewith
10.17+	Severance Agreement between the Company and Michael D. Bank dated October 16, 2020	Filed herewith
21.1	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (included on signature page herein)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101++	The following financial statements from this Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104++	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL
+    Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10–K.
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
February 26, 2021

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ ROBERT G. PAINTER Robert G. Painter	President, Chief Executive Officer, Director	February 26, 2021

/s/ DAVID G. BARNES David G. Barnes	Chief Financial Officer (Principal Financial Officer)	February 26, 2021

/s/ JULIE A. SHEPARD Julie A. Shepard	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021

/s/ STEVEN W. BERGLUND Steven W. Berglund	Director	February 26, 2021

/s/ JAMES C. DALTON James C. Dalton	Director	February 26, 2021

/s/ BORJE EKHOLM Börje Ekholm	Director	February 26, 2021

/s/ KAIGHAM (KEN) GABRIEL Kaigham (Ken) Gabriel	Director	February 26, 2021

/s/ MERIT E. JANOW Merit E. Janow	Director	February 26, 2021

/s/ MEAGHAN LLOYD Meaghan Lloyd	Director	February 26, 2021

/s/ SANDRA MACQUILLAN Sandra MacQuillan	Director	February 26, 2021

/s/ RON S. NERSESIAN Ron S. Nersesian	Director	February 26, 2021

/s/ MARK S. PEEK Mark S. Peek	Director	February 26, 2021

/s/ JOHAN WIBERGH Johan Wibergh	Director	February 26, 2021