Form 10-Q
period 2021-04-02
TRIMBLE INC.
filed 2021-05-07
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 2, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
As of May 5, 2021, there were 250,965,073 shares of Common Stock, par value $0.001 per share, outstanding.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended April 2, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	First Quarter of	Fiscal Year End
As of	2021	2020
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$264.6	$237.7
Accounts receivable, net	576.6	620.5
Inventories	298.7	301.7
Other current assets	120.1	121.5
Total current assets	1,260.0	1,281.4
Property and equipment, net	251.6	251.8
Operating lease right-of-use assets	121.1	128.9
Goodwill	3,848.0	3,876.5
Other purchased intangible assets, net	543.0	580.1
Deferred income tax assets	502.7	510.2
Other non-current assets	254.1	248.0
Total assets	$6,780.5	$6,876.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$97.5	$255.8
Accounts payable	157.9	143.2
Accrued compensation and benefits	145.2	166.8
Deferred revenue	561.4	560.5
Other current liabilities	189.6	185.0
Total current liabilities	1,151.6	1,311.3
Long-term debt	1,291.9	1,291.4
Deferred revenue, non-current	57.5	53.3
Deferred income tax liabilities	292.2	300.3
Income taxes payable	61.8	62.2
Operating lease liabilities	101.9	109.2
Other non-current liabilities	150.0	150.6
Total liabilities	3,106.9	3,278.3
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 250.9 and 250.8 shares issued and outstanding at the end of the first quarter of 2021 and fiscal year end 2020, respectively	0.3	0.3
Additional paid-in-capital	1,841.5	1,801.7
Retained earnings	1,961.8	1,893.4
Accumulated other comprehensive loss	(130.0)	(98.5)
Total Trimble Inc. stockholders' equity	3,673.6	3,596.9
Noncontrolling interests	—	1.7
Total stockholders' equity	3,673.6	3,598.6
Total liabilities and stockholders' equity	$6,780.5	$6,876.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter of
(In millions, except per share amounts)	2021	2020
Revenue:
Product	$539.4	$463.8
Service	162.3	162.4
Subscription	184.8	166.1
Total revenue	886.5	792.3
Cost of sales:
Product	255.7	210.1
Service	59.6	63.6
Subscription	55.8	54.1
Amortization of purchased intangible assets	22.1	23.5
Total cost of sales	393.2	351.3
Gross margin	493.3	441.0
Operating expense:
Research and development	129.4	118.2
Sales and marketing	122.4	131.7
General and administrative	85.4	73.0
Restructuring	1.5	2.9
Amortization of purchased intangible assets	13.7	16.9
Total operating expense	352.4	342.7
Operating income	140.9	98.3
Non-operating expense, net:
Interest expense, net	(16.9)	(20.5)
Income from equity method investments, net	11.8	9.4
Other income (expense), net	1.6	(7.8)
Total non-operating expense, net	(3.5)	(18.9)
Income before taxes	137.4	79.4
Income tax provision	22.8	17.5
Net income	114.6	61.9
Net income attributable to noncontrolling interests	0.1	—
Net income attributable to Trimble Inc.	$114.5	$61.9
Earnings per share attributable to Trimble Inc.:
Basic	$0.46	$0.25
Diluted	$0.45	$0.25
Shares used in calculating earnings per share:
Basic	251.1	249.9
Diluted	254.3	251.7
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter of
	2021	2020
(In millions)
Net income	$114.6	$61.9
Foreign currency translation adjustments, net of tax	(31.5)	(54.3)
Net unrealized gain, net of tax	—	0.2
Comprehensive income	83.1	7.8
Comprehensive income attributable to noncontrolling interests	0.1	—
Comprehensive income attributable to Trimble Inc.	$83.0	$7.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2020	250.8	$0.3	$1,801.7	$1,893.4	$(98.5)	$3,596.9	$1.7	$3,598.6
Net income	—	—	—	114.5	—	114.5	0.1	114.6
Other comprehensive income	—	—	—	—	(31.5)	(31.5)	—	(31.5)
Comprehensive income						83.0		83.1
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	18.2	(10.2)	—	8.0	—	8.0
Stock repurchases	(0.6)	—	(4.1)	(35.9)	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	25.1	—	—	25.1	—	25.1
Noncontrolling interest investment	—	—	0.6	—	—	0.6	(1.8)	(1.2)
Balance at the end of the first quarter of fiscal 2021	250.9	$0.3	$1,841.5	$1,961.8	$(130.0)	$3,673.6	$—	$3,673.6

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2019	249.9	$0.2	$1,692.8	$1,602.8	$(176.8)	$3,119.0	$1.4	$3,120.4
Net income	—	—	—	61.9	—	61.9	—	61.9
Other comprehensive income	—	—	—	—	(54.1)	(54.1)	—	(54.1)
Comprehensive income						7.8		7.8
Issuance of common stock under employee plans, net of tax withholdings	1.0	—	20.4	(7.7)	—	12.7	—	12.7
Stock repurchases	(1.2)	—	(8.4)	(41.6)	—	(50.0)	—	(50.0)
Stock-based compensation	—	—	11.8	—	—	11.8	—	11.8
Noncontrolling interest investment	—	—	—	—	—	—	(0.4)	(0.4)
Balance at the end of the first quarter of fiscal 2020	249.7	$0.2	$1,716.6	$1,615.4	$(230.9)	$3,101.3	$1.0	$3,102.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter of
(In millions)	2021	2020
Cash flow from operating activities:
Net income	$114.6	$61.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10.3	9.8
Amortization expense	35.8	40.4
Provision for credit losses	(0.8)	6.4
Deferred income taxes	0.4	4.8
Stock-based compensation	27.2	10.7
Income from equity method investments, net of dividends	(3.8)	(5.6)
Other, net	0.8	8.5
(Increase) decrease in assets:
Accounts receivable, net	40.0	47.9
Inventories	(0.9)	(20.4)
Other current and non-current assets	2.8	16.8
Increase (decrease) in liabilities:
Accounts payable	14.5	(12.8)
Accrued compensation and benefits	(25.0)	(12.6)
Deferred revenue	9.2	15.6
Other current and non-current liabilities	3.1	(15.7)
Net cash provided by operating activities	228.2	155.7
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(1.2)	(198.0)
Purchases of property and equipment	(10.6)	(16.7)
Other, net	2.6	0.3
Net cash used in investing activities	(9.2)	(214.4)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	8.0	12.7
Repurchases of common stock	(40.0)	(50.0)
Proceeds from debt and revolving credit lines	180.8	657.5
Payments on debt and revolving credit lines	(335.7)	(520.2)
Other, net	—	(0.4)
Net cash (used in) provided by financing activities	(186.9)	99.6
Effect of exchange rate changes on cash and cash equivalents	(5.2)	(13.3)
Net increase in cash and cash equivalents	26.9	27.6
Cash and cash equivalents - beginning of period	237.7	189.2
Cash and cash equivalents - end of period	$264.6	$216.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
NOTE 1. OVERVIEW AND ACCOUNTING POLICIES
Company and Background
Trimble Inc., (“we” or “our” or “us”) is incorporated in the State of Delaware since October 2016.
Basis of Presentation
We use a 52- to 53-week fiscal year ending on the Friday nearest to December 31. The first quarter of fiscal 2021 and 2020 ended on April 2, 2021 and April 3, 2020, respectively. Both fiscal 2021 and 2020 are 52-week years. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include our results and our consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling stockholders’ proportionate share of the net assets and results of operations of our consolidated subsidiaries.
The unaudited interim Condensed Consolidated Financial Statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for the full year. The information included in this Form 10-Q should be read in conjunction with information included in our Form 10-K filed with the U.S. Securities and Exchange Commission on February 26, 2021 (the “2020 Form 10-K”).
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual results that we experience may differ materially from our estimates. For a complete discussion of our estimates and assumptions, refer to Note 1 “Description of Business and Accounting Policies” of the 2020 Form 10-K.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting polices during the first quarter of 2021. For a complete discussion of our policies, refer to Note 1 “Description of Business and Accounting Policies” of the 2020 Form 10-K.
Recently Adopted Accounting Pronouncements
Income Taxes - Simplifying the Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board (FASB) issued amendments to the accounting for Income Taxes to reduce complexity by removing certain exceptions and implementing targeted simplifications. We adopted the new standard on a prospective basis at the beginning of fiscal year 2021. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.
Recently issued Accounting Pronouncements not yet adopted
There are no recently issued accounting pronouncements applicable to us not yet adopted.

NOTE 2. STOCKHOLDERS’ EQUITY
Stock Repurchase Activities
In November 2017, our Board of Directors approved a stock repurchase program (“2017 Stock Repurchase Program”) authorizing the Company to repurchase up to $600.0 million of Trimble’s common stock.
Under the 2017 Stock Repurchase Program, we may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions are determined by management based on an evaluation of market conditions, share price, legal requirements, and other factors. The 2017 Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice.
During the first quarter of fiscal 2021, we repurchased approximately 0.6 million shares of common stock in open market purchases at an average price of $71.24 per share for a total of $40.0 million. At the end of the first quarter of fiscal 2021, the 2017 Stock Repurchase Program had remaining authorized funds of $50.7 million.
Stock repurchases are reflected as a decrease to common stock par value and additional-paid-in-capital, based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase is charged to retained earnings. Common stock repurchases under the program are recorded based upon the trade date for accounting purposes.

NOTE 3. BUSINESS COMBINATIONS
We did not acquire any businesses during the first quarter of fiscal 2021.
Intangible Assets
The following table presents a summary of our total intangible assets:

As of	First Quarter of Fiscal 2021			Fiscal Year End 2020
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$1,093.8	$(813.1)	$280.7	$1,118.2	$(811.1)	$307.1
Customer relationships	671.1	(419.1)	252.0	681.1	(419.3)	261.8
Trade names and trademarks	56.2	(51.2)	5.0	58.3	(51.9)	6.4
Distribution rights and other intellectual property	42.5	(37.2)	5.3	45.8	(41.0)	4.8
	$1,863.6	$(1,320.6)	$543.0	$1,903.4	$(1,323.3)	$580.1
The estimated future amortization expense of purchased intangible assets as of the end of the first quarter of fiscal 2021 was as follows:

(In millions)
2021 (Remaining)	$104.1
2022	118.1
2023	105.6
2024	80.0
2025	45.8
Thereafter	89.4
Total	$543.0
Goodwill
The changes in the carrying amount of goodwill by segment for the first quarter of fiscal 2021 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of fiscal year end 2020	$1,997.4	$415.7	$453.8	$1,009.6	$3,876.5
Foreign currency translation and other adjustments	(5.0)	(6.9)	(4.6)	(12.0)	(28.5)
Balance as of the end of the first quarter of fiscal 2021	$1,992.4	$408.8	$449.2	$997.6	$3,848.0

NOTE 4. INVENTORIES
Inventories consisted of the following:

	First Quarter of	Fiscal Year End
As of	2021	2020
(In millions)
Raw materials	$90.3	$95.6
Work-in-process	12.6	16.0
Finished goods	195.8	190.1
Total inventories	$298.7	$301.7
NOTE 5. SEGMENT INFORMATION
Our operating segments are determined based on how our chief operating decision maker (“CODM”) views and evaluates operations. Our reportable segments are described below:
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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
First Quarter of Fiscal 2021
Revenue	$343.0	$181.7	$205.2	$156.6	$886.5
Acquired deferred revenue adjustment	0.1	—	—	0.1	0.2
Segment revenue	$343.1	$181.7	$205.2	$156.7	$886.7

Operating income	$97.4	$48.7	$80.1	$8.4	$234.6
Acquired deferred revenue adjustment	0.1	—	—	0.1	0.2
Amortization of acquired capitalized commissions	(1.1)	—	—	(0.1)	(1.2)
Segment operating income	$96.4	$48.7	$80.1	$8.4	$233.6

Depreciation expense	$1.8	$1.7	$1.5	$0.9	$5.9

First Quarter of Fiscal 2020
Revenue	$296.8	$146.2	$179.0	$170.3	$792.3
Acquired deferred revenue adjustment	0.1	—	1.3	0.3	1.7
Segment revenue	$296.9	$146.2	$180.3	$170.6	$794.0

Operating income	$62.1	$30.5	$65.6	$16.7	$174.9
Acquired deferred revenue adjustment	0.1	—	1.3	0.3	1.7
Amortization of acquired capitalized commissions	(1.4)	—	—	(0.1)	(1.5)
Segment operating income	$60.8	$30.5	$66.9	$16.9	$175.1

Depreciation expense	$2.1	$1.4	$1.3	$1.1	$5.9

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of the end of the First Quarter of Fiscal 2021
Accounts receivable, net	$202.4	$110.2	$120.5	$143.5	$576.6
Inventories	57.1	127.1	51.7	62.8	298.7
Goodwill	1,992.4	408.8	449.2	997.6	3,848.0
As of Fiscal Year End 2020
Accounts receivable, net	$260.1	$117.5	$91.2	$151.7	$620.5
Inventories	59.1	120.1	49.0	73.5	301.7
Goodwill	1,997.4	415.7	453.8	1,009.6	3,876.5
A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	First Quarter of
	2021	2020
(In millions)
Consolidated segment operating income	$233.6	$175.1
Unallocated general corporate expenses	(24.4)	(13.9)
Acquired deferred revenue adjustment	(0.2)	(1.7)
Amortization of acquired capitalized commissions	1.2	1.5
Amortization of purchased intangible assets	(35.8)	(40.4)
Acquisition / divestiture items	(3.5)	(10.8)
Stock-based compensation / deferred compensation	(28.7)	(4.5)
Restructuring and other exit costs	(1.5)	(3.2)
COVID-19 expenses	0.2	(3.8)
Consolidated operating income	140.9	98.3
Total non-operating expense, net	(3.5)	(18.9)
Consolidated income before taxes	$137.4	$79.4
On a total Company basis, the disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
First Quarter of Fiscal 2021
North America	$199.8	$72.5	$53.6	$124.5	$450.4
Europe	94.3	60.4	105.8	19.7	280.2
Asia Pacific	43.6	37.5	21.0	7.7	109.8
Rest of World	5.4	11.3	24.8	4.8	46.3
Total segment revenue	$343.1	$181.7	$205.2	$156.7	$886.7
First Quarter of Fiscal 2020
North America	$172.1	$56.8	$53.7	$131.8	$414.4
Europe	81.6	50.7	90.4	19.1	241.8
Asia Pacific	37.1	28.7	17.5	10.5	93.8
Rest of World	6.1	10.0	18.7	9.2	44.0
Total segment revenue	$296.9	$146.2	$180.3	$170.6	$794.0
Total revenue in the United States as included in the Condensed Consolidated Statements of Income was $406.8 million and $378.8 million for the first quarter of fiscal 2021 and 2020, respectively. No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue.

NOTE 6. DEBT
Debt consisted of the following:

As of		First Quarter of		Fiscal Year End
Instrument	Date of Issuance	2021		2020
(In millions)		Effective interest rate
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
2028 Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
2024 Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Credit Facilities:
Uncommitted facilities, floating rate		1.14%	97.5	255.8
Promissory notes and other debt			0.1	0.1
Unamortized discount and issuance costs			(8.2)	(8.7)
Total debt			1,389.4	1,547.2
Less: Short-term debt			97.5	255.8
Long-term debt			$1,291.9	$1,291.4
Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we complied with at the end of the first quarter of fiscal 2021.
Debt Maturities
At the end of the first quarter of fiscal 2021, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2021 (Remaining)	$97.5
2022	—
2023	300.1
2024	400.0
2025	—
Thereafter	600.0
Total	$1,397.6
Senior Notes
All series of senior notes in the above table bear interest that is payable semi-annually in June and December of each year. For the 2023 and 2028 senior notes, the interest rate is subject to adjustment from time to time if Moody’s or S&P (or, if applicable, a substitute rating agency) downgrades (or subsequently upgrades) its rating assigned to the notes.
Senior notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. We may redeem the notes of each series of senior notes at our option in whole or in part at any time. Such indenture also contains covenants limiting our ability to create certain liens, enter into sale and leaseback transactions, and consolidate or merge with or into, or convey, transfer, or lease all or substantially all of our properties and assets, each subject to certain exceptions.
2018 Credit Facilities
At the end of the first quarter of fiscal 2021, we had access to a $1.25 billion unsecured revolving credit facility maturing in May 2023, which may be used for working capital and general corporate purposes, including permitted acquisitions. As part of the credit facility, we may request an additional term loan facility up to $500.0 million prior to the maturity of the credit facility and subject to approval.
Uncommitted Facilities
At the end of the first quarter of fiscal 2021, we had two $75.0 million, one €100.0 million, and one £55.0 million revolving credit facilities, which are uncommitted (the “uncommitted facilities”). Generally, these uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.

For further information, refer to Note 6 “Debt” of the 2020 Form 10-K.
NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes the fair values of financial instruments at fair value on a recurring basis for the periods indicated and determined using the following inputs:

	Fair Values as of the end of the First Quarter of Fiscal 2021				Fair Values at the end of Fiscal 2020
	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level I)	(Level II)	(Level III)	Total	(Level I)	(Level II)	(Level III)	Total
Assets
Deferred compensation plan (1)	$42.7	$—	$—	$42.7	$41.9	$—	$—	$41.9
Derivatives (2)	—	0.2	—	0.2	—	0.9	—	0.9
Total assets measured at fair value	$42.7	$0.2	$—	$42.9	$41.9	$0.9	$—	$42.8

Liabilities
Deferred compensation plan (1)	$42.7	$—	$—	$42.7	$41.9	$—	$—	$41.9
Derivatives (2)	—	0.3	—	0.3	—	0.5	—	0.5
Contingent consideration (3)	—	—	13.6	13.6	—	—	12.3	12.3
Total liabilities measured at fair value	$42.7	$0.3	$13.6	$56.6	$41.9	$0.5	$12.3	$54.7
(1) Represents a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees that are included in Other non-current assets and Other non-current liabilities on our Condensed Consolidated Balance Sheets, respectively. The plan is invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets.
(2) Represents forward currency exchange contracts that are included in Other current assets and Other current liabilities on our Condensed Consolidated Balance Sheets, respectively.
(3) Represents arrangements to pay the former owners of certain companies that we acquired that are included in Other current liabilities on our Condensed Consolidated Balance Sheets. The fair values are estimated using scenario-based methods or option pricing methods based upon estimated future revenues, gross margins, or other milestones.
Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $1.5 billion and $1.8 billion at the end of the first quarter of fiscal 2021 and at the end of fiscal 2020, respectively.
The fair value of the senior notes was determined based on observable market prices in less active markets and is categorized accordingly as Level II. The uncommitted facilities, promissory notes, and other debt are all short-term in nature; therefore, the amounts reported in our Condensed Balance Sheet approximate their fair value. The fair values do not indicate the amount we would currently have to pay to extinguish any of this debt.
NOTE 8. DEFERRED COSTS TO OBTAIN CUSTOMER CONTRACTS
Deferred costs to obtain customer contracts at the end of the first quarter of fiscal 2021 and fiscal year end 2020 were $52.8 million and $51.3 million, respectively. These costs are included in Other non-current assets in the Condensed Consolidated Balance Sheets.
Amortization expense related to deferred costs to obtain customer contracts for the first quarter of fiscal 2021 and 2020 was $6.1 million and $5.5 million, respectively. This expense is included in Sales and marketing expenses in the Condensed

Consolidated Statements of Income. There was no impairment loss related to the deferred costs to obtain customer contracts for either period presented.
NOTE 9. PRODUCT WARRANTIES
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
Accrued warranty expense at the end of the first quarter of fiscal 2021 and fiscal year end 2020, was $15.0 million and $13.8 million, respectively, and is included in Other current liabilities in our Condensed Consolidated Balance Sheet.
NOTE 10. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes to our deferred revenue during the first quarter of fiscal 2021 and 2020 were as follows:

	First Quarter of
(In millions)	2021	2020
Beginning balance of the period	$613.8	$541.9
Revenue recognized	(247.3)	(201.8)
Net deferred revenue activity	252.4	211.4
Ending balance of the period	$618.9	$551.5
Remaining Performance Obligations
As of the end of the first quarter of fiscal 2021, approximately $1.5 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.1 billion or 74% of our remaining performance obligations as revenue during the next 12 months, and the remainder thereafter.

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
The following table shows the computation of basic and diluted earnings per share:

	First Quarter of
	2021	2020
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$114.5	$61.9
Denominator:
Weighted average number of common shares used in basic earnings per share	251.1	249.9
Effect of dilutive securities	3.2	1.8
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	254.3	251.7
Basic earnings per share	$0.46	$0.25
Diluted earnings per share	$0.45	$0.25
For the first quarter of fiscal 2021 and 2020, 0.1 million and 0.5 million, respectively, of shares was excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.
NOTE 12. INCOME TAXES
Our effective income tax rate for the first quarter of fiscal 2021 was 16.6%, as compared to 22.0% in the corresponding period in fiscal 2020. The decrease was primarily due to a one-time tax benefit from foreign income tax refunds and a change in the geographic mix of income.
We and our subsidiaries are subject to U.S. federal, state, and foreign income taxes. Currently, we are in different stages of multiple year examinations by various state and foreign taxing authorities. While we believe our reserves are more likely than not to be adequate to cover final resolution of all open tax matters, it is reasonably possible that future obligations related to these matters could arise.
Unrecognized tax benefits of $48.3 million and $47.8 million as of the end of the first quarter of fiscal 2021 and fiscal year end 2020, respectively, if recognized, would favorably affect the effective income tax rate in future periods. As of the end of the first quarter of fiscal 2021 and fiscal year end 2020, we accrued interest and penalties of $10.6 million and $9.6 million, respectively. Although timing of the resolution and/or closure of audits is not certain, we do not believe that our gross unrecognized tax benefits would materially change in the next twelve months.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
As of the end of the first quarter of fiscal 2021, we had unconditional purchase obligations of approximately $286.4 million. These unconditional purchase obligations primarily represent open non-cancellable purchase orders for material purchases with our vendors.
Litigation
From time to time, we are involved in litigation arising in the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, that we or any of our subsidiaries is a party, or that any of our or our subsidiaries' property is subject.

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
•supply chain shortages and disruptions, resulting in increases in costs and reduced revenue;
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
•a continued shift in revenue towards a more significant mix of software and recurring revenue, including subscription, maintenance and support revenues, and services;
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
•our growth strategy, including our focus on historically underserved large markets, the relative importance of organic growth versus strategic acquisitions, and the reasons that we acquire businesses; and
•our ability to convert backlog to revenue.
The forward-looking statements regarding future events and the future results of Trimble Inc. (“the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate, our current tax structure, including where our assets are deemed to reside for tax purposes, and the beliefs and assumptions of our management. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in this report under the section entitled “Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Form 10-K for fiscal 2020 (the “2020 Form 10-K”) and in other reports we file with the SEC, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first quarter of fiscal 2021. For a complete discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2020 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements, refer to Note 1 “Overview and Accounting Policies” of this Form 10-Q.
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
•Optimized go-to-market strategies to best access our markets; and
•Strategic acquisitions.
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift in revenue towards a more significant mix of software, recurring revenue, and services, which represented 56% of total revenue for the first quarter of fiscal 2021 and is leading to improved visibility in our businesses. Additionally, our success in driving annualized recurring revenue (“ARR”)(1) growth of 9% year-over-year for fiscal 2021 has positively impacted our revenue mix and growth over time. As our solutions have expanded, our go-to-market model has also evolved with a balanced mix between direct, distribution, and OEM customers as well as an increasing number of enterprise level customer relationships.
We continue to experience strong demand for our hardware and associated software offerings. However, due to global supply chain issues including part shortages, increased freight costs, and labor constraints caused by the lingering impacts of the COVID-19 pandemic, we are experiencing extended delivery times for key components of our hardware products and increased costs. To the extent that these supply chain issues continue to exist, our costs will increase, and we may experience delays in shipping our products, which may reduce our revenue.
(1) Refer to “Supplemental Disclosure of Annualized Recurring Revenue and Non-GAAP Financial Measures” section of this Form 10-Q for definition.
COVID-19 UPDATE
For a discussion of the impacts on and risks to our business from COVID-19, refer to “Risk Factors” section of the 2020 Form 10-K.

RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	First Quarter of
	2021	2020	Change
(In millions, except per share amounts)
Revenue:
Product	$539.4	$463.8	16%
Service	162.3	162.4	—%
Subscription	184.8	166.1	11%
Total revenue	$886.5	$792.3	12%
Gross margin	$493.3	$441.0	12%
Gross margin as a % of revenue	55.6%	55.7%
Operating income	$140.9	$98.3	43%
Operating income as a % of revenue	15.9%	12.4%
Diluted earnings per share	$0.45	$0.25	80%

Non-GAAP revenue (1)	$886.7	$794.0	12%
Non-GAAP operating income (1)	$209.2	$161.2	30%
Non-GAAP operating income as a % of Non-GAAP Revenue(1)	23.6%	20.3%
Non-GAAP diluted earnings per share (1)	$0.66	$0.49	35%

Annualized Recurring Revenue (“ARR”) (1)	$1,319.2	$1,215.0	9%

(1) Refer to “Supplemental Disclosure of Annualized Recurring Revenue and Non-GAAP Financial Measures” of this Form 10-Q for definitions.
First Quarter of Fiscal Year 2021 Compared with First Quarter of Fiscal Year 2020
Revenue
During the first quarter of fiscal 2021, total revenue increased $94.2 million or 12%.
By revenue category, product revenue increased $75.6 million or 16%, service revenue decreased $0.1 million or less than 1%, and subscription revenue increased $18.7 million or 11%. Product revenue increased due to strong hardware and related software sales in Buildings and Infrastructure, Geospatial, and Resources and Utilities across many regions, partially offset by a decrease in Transportation sales. Service revenue was relatively flat. Subscription revenue increased primarily due to strong growth in Building and Infrastructure and to a lesser extent, Resources and Utilities, partially offset by a decrease in Transportation.

Gross Margin
Gross margin increased $52.3 million or 12% and, as a percentage of total revenue, was 55.6% compared to 55.7%. Gross margin increased due to revenue growth; however, as a percentage of revenue, it was relatively flat. Continuing product mix and pricing pressure in Transportation was largely offset by Buildings and Infrastructure improved revenue mix, including increased higher margin software and subscription sales.
Operating Income
Operating income increased $42.6 million or 43% and, as a percentage of total revenue, was 15.9% compared to 12.4%. Both increases were primarily due to revenue expansion in Buildings and Infrastructure, Geospatial, and Resources and Utilities, strong operating expense control across all segments, partially offset by reduced sales and gross margin compression in Transportation.
Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense and expense as a percentage of revenue compared for the periods indicated:

	First Quarter of
	2021	2020	Change
(In millions)
Research and development	$129.4	$118.2	9%
Percentage of revenue	14.6%	14.9%
Sales and marketing	$122.4	$131.7	(7)%
Percentage of revenue	13.8%	16.6%
General and administrative	$85.4	$73.0	17%
Percentage of revenue	9.6%	9.2%
Total	$337.2	$322.9	4%
First Quarter of Fiscal Year 2021 Compared with First Quarter of Fiscal Year 2020
Overall R&D, S&M, and G&A expenses increased by $14.3 million or 4%.
R&D expense increased $11.2 million or 9% primarily due to higher compensation expense, including incentive compensation, and unfavorable impacts from foreign currency exchange.
We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense decreased $9.3 million or 7% primarily due to lower advertising costs and travel reductions, partially offset by higher compensation expense, including incentive compensation, and unfavorable impacts from foreign currency exchange.
G&A expense increased $12.4 million or 17% primarily due to higher compensation expense, including incentive compensation, partially offset by lower bad debt expense.

Amortization of Purchased Intangible Assets

	First Quarter of
	2021	2020	Change
(In millions)
Cost of sales	$22.1	$23.5	(6)%
Operating expenses	13.7	16.9	(19)%
Total amortization expense of purchased intangibles	$35.8	$40.4	(11)%

Total amortization expense of purchased intangibles as a percentage of revenue	4%	5%
Total amortization expense of purchased intangibles decreased due to the expiration of prior year acquisitions' amortization.
Non-operating Expense, Net
The components of Non-operating expense, net, were as follows:

	First Quarter of
	2021	2020	Change
(In millions)
Interest expense, net	$(16.9)	$(20.5)	(18)%
Income from equity method investments, net	11.8	9.4	26%
Other income (expense), net	1.6	(7.8)	(121)%
Total non-operating expense, net	$(3.5)	$(18.9)	(81)%
Non-operating expense, net decreased $15.4 million or 81% due to fluctuations in our deferred compensation plan assets included in Other income (expense), net, lower interest costs associated with a decrease in our outstanding debt, and increased joint venture profitability.
Income Tax Provision
Our effective income tax rate for the first quarter of fiscal 2021 was 16.6% as compared to 22.0% in the corresponding period in fiscal 2020. The decrease in our effective income tax rate was primarily due to a one-time tax benefit from foreign income tax refunds and a change in the geographic mix of income.
Results by Segment
We report our financial performance, including revenue and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation.
Our Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of our reportable operating segments under our management reporting system. For additional discussion of our segments, refer to Note 5 “Segment Information” of this Form 10-Q.

The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	First Quarter of
	2021	2020	Change
(In millions)
Buildings and Infrastructure
Segment revenue	$343.1	$296.9	16%
Segment revenue as a percent of total revenue	39%	37%
Segment operating income	$96.4	$60.8	59%
Segment operating income as a percent of segment revenue	28.1%	20.5%
Geospatial
Segment revenue	$181.7	$146.2	24%
Segment revenue as a percent of total revenue	20%	18%
Segment operating income	$48.7	$30.5	60%
Segment operating income as a percent of segment revenue	26.8%	20.9%
Resources and Utilities
Segment revenue	$205.2	$180.3	14%
Segment revenue as a percent of total revenue	23%	23%
Segment operating income	$80.1	$66.9	20%
Segment operating income as a percent of segment revenue	39.0%	37.1%
Transportation
Segment revenue	$156.7	$170.6	(8)%
Segment revenue as a percent of total revenue	18%	21%
Segment operating income	$8.4	$16.9	(50)%
Segment operating income as a percent of segment revenue	5.4%	9.9%

The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	First Quarter of
	2021	2020
(In millions)
Consolidated segment operating income	$233.6	$175.1
Unallocated general corporate expenses	(24.4)	(13.9)
Acquired deferred revenue adjustment	(0.2)	(1.7)
Amortization of acquired capitalized commissions	1.2	1.5
Amortization of purchased intangible assets	(35.8)	(40.4)
Acquisition / divestiture items	(3.5)	(10.8)
Stock-based compensation / deferred compensation	(28.7)	(4.5)
Restructuring and other exit costs	(1.5)	(3.2)
COVID-19 expenses	0.2	(3.8)
Consolidated operating income	140.9	98.3
Total non-operating expense, net	(3.5)	(18.9)
Consolidated income before taxes	$137.4	$79.4
Buildings and Infrastructure
Buildings and Infrastructure revenue increased $46.2 million or 16%. Segment operating income increased $35.6 million or 59%.
Revenue increased across many regions due in equal parts to hardware and related software sales in civil engineering and construction, resulting from strong residential construction spend and higher subscription revenue in our software businesses. The increase in subscription revenue resulted from the cumulative effect of conversions from perpetual licenses to subscription offerings for existing customers, as well as new sales to existing and new customers. Segment operating income and operating income as a percentage of revenue increased primarily due to revenue and gross margin expansion, including a higher mix of software and subscription revenue, as well as operating expense control.
Geospatial
Geospatial revenue increased $35.5 million or 24%. Segment operating income increased $18.2 million or 60%.
Revenue increased primarily driven by geospatial survey new product introductions and strong markets across major regions. Segment operating income and segment operating income as a percentage of revenue increased primarily due to strong revenue expansion and operating expense control.
Resources and Utilities
Resources and Utilities revenue increased $24.9 million or 14%. Segment operating income increased by $13.2 million or 20%.
Revenue increased due to agriculture business strength in the reseller and OEM channels across major regions. Strong market fundamentals, including favorable commodity prices, government stimulus programs, and robust new tractor sales, fueled growth. Segment operating income and segment operating income as a percentage of revenue increased primarily due to strong agriculture revenue and operating expense control.
Transportation
Transportation revenue decreased $13.9 million or 8%. Segment operating income decreased $8.5 million or 50%.
Revenue decreased due in part to lower hardware and subscription revenue in our mobility business resulting from competitive product performance challenges, which resulted in lower prices and a declining subscriber count. Additionally, a divestiture impacted year-over-year segment revenue trends. These declines were partially offset by subscription growth in our enterprise software business. Segment operating income and segment operating income as a percentage of revenue decreased primarily due to revenue and gross margin compression, partially offset by cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

	First Quarter of	Fiscal Year End
As of	2021	2020	Change
(In millions, except percentages)
Cash and cash equivalents	$264.6	$237.7	$26.9
As a percentage of total assets	3.9%	3.5%
Principal balance of outstanding debt	$1,397.6	$1,555.9	$(158.3)

	First Quarter of
	2021	2020	Change
(In millions)
Cash provided by operating activities	$228.2	$155.7	$72.5
Cash used in investing activities	(9.2)	(214.4)	$205.2
Cash (used in) provided by financing activities	(186.9)	99.6	$(286.5)
Effect of exchange rate changes on cash and cash equivalents	(5.2)	(13.3)	$8.1
Net increase in cash and cash equivalents	$26.9	$27.6	$(0.7)
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

We believe that our cash and cash equivalents and borrowings, as described below under the heading “Debt”, along with cash provided by operations will be sufficient to meet our anticipated operating cash needs, debt service, any stock repurchases under the stock repurchase program, and planned capital expenditures in the next twelve months.
Operating Activities
The increase in cash provided by operating activities of $72.5 million was primarily driven by higher net income adjusted for non-cash items and positive working capital changes, including lower inventory, accounts payable, and accrued compensation and benefits requirements.
Investing Activities
The decrease of cash used in investing activities of $205.2 million was primarily due to the Kuebix acquisition included in the prior year.
Financing Activities
The increase in cash used in financing activities of $286.5 million was primarily driven by a decrease in debt proceeds, net of debt repayments, partially offset by a decrease in repurchases of common stock.
Debt
During the first quarter of fiscal 2021, we repaid $154.9 million of debt, net of debt proceeds. Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we were in compliance with at the end of the first quarter of fiscal 2021. Refer to Note 6 “Debt” of this Form 10-Q for more information regarding our debt.
Off Balance Sheet Financing and Liabilities
As of the end of the first quarter of 2021, other than inventory purchases and other commitments incurred in the normal course of business, we did not have any off-balance sheet financing arrangements or liabilities.
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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material, and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets at the end of the first quarter of fiscal 2021 and fiscal 2020.
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

		First Quarter of
		2021		2020
		Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$886.5		$792.3
Acquired deferred revenue adjustment	(A)	0.2		1.7
Non-GAAP revenue:		$886.7		$794.0
GROSS MARGIN:
GAAP gross margin:		$493.3	55.6%	$441.0	55.7%
Acquired deferred revenue adjustment	(A)	0.2		1.7
Amortization of purchased intangible assets	(C)	22.1		23.5
Acquisition / divestiture items	(D)	—		1.7
Stock-based compensation / deferred compensation	(E)	2.0		0.7
Restructuring and other exit costs	(F)	—		0.3
Non-GAAP gross margin:		$517.6	58.4%	$468.9	59.1%
OPERATING EXPENSES:
GAAP operating expenses:		$352.4	39.8%	$342.7	43.3%
Amortization of acquired capitalized commissions	(B)	1.2		1.5
Amortization of purchased intangible assets	(C)	(13.7)		(16.9)
Acquisition / divestiture items	(D)	(3.5)		(9.1)
Stock-based compensation / deferred compensation	(E)	(26.7)		(3.8)
Restructuring and other exit costs	(F)	(1.5)		(2.9)
COVID-19 expenses	(G)	0.2		(3.8)
Non-GAAP operating expenses:		$308.4	34.8%	$307.7	38.8%
OPERATING INCOME:
GAAP operating income:		$140.9	15.9%	$98.3	12.4%
Acquired deferred revenue adjustment	(A)	0.2		1.7
Amortization of acquired capitalized commissions	(B)	(1.2)		(1.5)
Amortization of purchased intangible assets	(C)	35.8		40.4
Acquisition / divestiture items	(D)	3.5		10.8
Stock-based compensation / deferred compensation	(E)	28.7		4.5
Restructuring and other exit costs	(F)	1.5		3.2
COVID-19 expenses	(G)	(0.2)		3.8
Non-GAAP operating income:		$209.2	23.6%	$161.2	20.3%
NON-OPERATING EXPENSE, NET:
GAAP non-operating expense, net:		$(3.5)		$(18.9)
Acquisition / divestiture items	(D)	(2.1)		—
Deferred compensation	(E)	(1.5)		6.2
Non-GAAP non-operating expense, net:		$(7.1)		$(12.7)

			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			(J)		(J)
INCOME TAX PROVISION:
GAAP income tax provision:		$22.8	16.6%	$17.5	22.0%
Non-GAAP items tax effected	(H)	10.7		15.2
Difference in GAAP and Non-GAAP tax rate	(I)	1.5		(6.7)
Non-GAAP income tax provision:		$35.0	17.3%	$26.0	17.5%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$114.5		$61.9
Acquired deferred revenue adjustment	(A)	0.2		1.7
Amortization of acquired capitalized commissions	(B)	(1.2)		(1.5)
Amortization of purchased intangible assets	(C)	35.8		40.4
Acquisition / divestiture items	(D)	1.4		10.8
Stock-based compensation / deferred compensation	(E)	27.2		10.7
Restructuring and other exit costs	(F)	1.5		3.2
COVID-19 expenses	(G)	(0.2)		3.8
Non-GAAP tax adjustments	(H) - (I)	(12.2)		(8.5)
Non-GAAP net income attributable to Trimble Inc.:		$167.0		$122.5

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$0.45		$0.25
Acquired deferred revenue adjustment	(A)	—		0.01
Amortization of acquired capitalized commissions	(B)	—		(0.01)
Amortization of purchased intangible assets	(C)	0.14		0.16
Acquisition / divestiture items	(D)	—		0.04
Stock-based compensation / deferred compensation	(E)	0.11		0.04
Restructuring and other exit costs	(F)	0.01		0.01
COVID-19 expenses	(G)	—		0.02
Non-GAAP tax adjustments	(H) - (I)	(0.05)		(0.03)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$0.66		$0.49

ADJUSTED EBITDA:
GAAP net income attributable to Trimble Inc.:		$114.5		$61.9
Non-operating expense, net, income tax provision, and net gain attributable to noncontrolling interests		26.4		36.4
GAAP operating income:		140.9		98.3
Acquired deferred revenue adjustment	(A)	0.2		1.7
Amortization of acquired capitalized commissions	(B)	(1.2)		(1.5)
Amortization of purchased intangible assets	(C)	35.8		40.4
Acquisition / divestiture items	(D)	3.5		10.8
Stock-based compensation / deferred compensation	(E)	28.7		4.5
Restructuring and other exit costs	(F)	1.5		3.2
COVID-19 expenses	(G)	(0.2)		3.8
Non-GAAP operating income:		209.2		161.2
Depreciation expense		10.3		9.8
Income from equity method investments, net		11.8		9.4
Adjusted EBITDA		$231.3		$180.4

Annualized Recurring Revenue Explanation
In addition to providing non-GAAP financial measures, we provide an annualized recurring revenue (“ARR”) performance measure in order to provide investors with a supplementary indicator of the value of the Company's current recurring revenue contracts. ARR represents the estimated annualized value of recurring revenue, including subscription, maintenance and software revenue, and term license contracts for the quarter. ARR is calculated by adding the portion of the contract value of all of our term licenses attributable to the current quarter to our non-GAAP recurring revenue for the current quarter and dividing that sum by the number of days in the quarter and then multiplying that quotient by 365. ARR should be viewed independently of revenue and deferred revenue as it is a performance measure and is not intended to be combined with or to replace either of those items.
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
Non-GAAP gross margin
We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions, and manufacturing costs influence our business. Non-GAAP gross margin excludes the effects of certain acquired deferred revenue, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, deferred compensation, and restructuring and other exit costs. We believe that these adjustments offer investors additional information that may be useful to view trends in our gross margin performance.
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude the effects of certain acquired capitalized commissions that were eliminated in purchase accounting, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, deferred compensation, restructuring and other exit costs, and COVID-19 expenses. We believe that these adjustments offer investors supplemental information to facilitate comparison of our operating expenses to our prior results and trends.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends, which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, deferred compensation, restructuring and other exit costs, and COVID-19 expenses. We believe that these adjustments offer a supplemental means for our investors to evaluate current operating performance compared to prior results and trends.
Non-GAAP non-operating expense, net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating expense, net, excludes acquisition/divestiture items, and deferred compensation. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
Non-GAAP income tax provision
We believe this measure helps investors because it provides for consistent treatment of excluded items in our non-GAAP presentation and a difference in the GAAP and non-GAAP tax rates. The non-GAAP tax rate excludes charges and benefits such as net deferred tax impacts results from the non-U.S. intercompany transfer of intellectual property, tax law changes, and significant one-time reserve releases upon statute of limitations expirations.
Non-GAAP net income
This measure provides a supplemental view of net income trends, which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, restructuring and other exit costs, COVID-19 expenses, and non-GAAP tax adjustments. We believe our investors benefit from understanding these adjustments and from an alternative view of our net income performance as compared to prior periods and trends.

Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, restructuring and other exit costs, COVID-19 expenses, and non-GAAP tax adjustments. We believe that these adjustments offer investors a useful view of our diluted net income per share as compared to our prior periods and trends.
Adjusted EBITDA
Adjusted EBITDA is a performance measure that we believe offers a useful view of the overall operations of our business. We believe it is useful because it facilitates company-to-company operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, depreciation and amortization expenses. We define Adjusted EBITDA as non-GAAP operating income plus depreciation expense and income from equity method investments, net. Other companies define Adjusted EBITDA differently and so our measure may not be directly comparable to similarly titled measures. Our investors should consider the limitations of using Adjusted EBITDA, including the fact that this measure does not provide a complete measure of our operating performance. Adjusted EBITDA is not intended to purport to be an alternative to net income or operating income as a measure of operating performance or to cash flow from operating activities as a measure of liquidity. In particular, Adjusted EBITDA is not intended to be a measure of cash flow available for our discretionary expenditures, as this measure does not consider certain cash requirements, such as restructuring and other exit costs, acquisition and divestiture items, interest payments, tax payments, and other debt service requirements.

These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our "core operating performance" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur, or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, deferred compensation, restructuring and other exit costs, COVID-19 expenses, and non-GAAP tax adjustments.
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
(B).Amortization of acquired capitalized commissions. Purchase accounting generally requires us to eliminate capitalized sales commissions balances as of the acquisition date. Our GAAP sales and marketing expenses generally do not reflect the amortization of these capitalized sales commissions balances. The non-GAAP adjustment to increase our sales and marketing expenses is intended to reflect the full amount of amortization related to such balances as though the acquired companies operated independently in the periods presented.  We believe this adjustment to sales and marketing expenses is useful to investors as a measure of the ongoing performance of our business.
(C).Amortization of purchased intangible assets. Included in our GAAP presentation of cost of sales and operating expenses is amortization of purchased intangible assets. We believe that by excluding the amortization of purchased intangible assets, which primarily represents technology and/or customer relationships already developed, this provides an alternative way for investors to compare our operations pre-acquisition to those post-acquisition and to those of our competitors that have pursued internal growth strategies. However, we note that companies that grow internally will incur costs to develop intangible assets that will be expensed in the period incurred, which may make a direct comparison more difficult.
(D).Acquisition / divestiture items. Included in our GAAP presentation of cost of sales and operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, integration, and other closing costs including the acceleration of acquisition stock options and adjustments to the fair value of earn-out liabilities. Included in our GAAP presentation of non-operating expense, net, acquisition/divestiture items includes unusual acquisition, investment, and/or divestiture gains/losses. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.
(E).Stock-based compensation / deferred compensation. Included in our GAAP presentation of cost of sales and operating expenses are stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. Additionally, included in our GAAP presentation of cost of sales and operating expenses are income or expense associated with movement in our non-qualified deferred compensation plan liabilities. Changes in non-qualified deferred compensation plan assets, included in non-operating expense, net, offset the income or expense in the plan liabilities. We exclude them from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as they are a non-cash item.
(F).Restructuring and other exit costs. Included in our GAAP presentation of cost of sales and operating expenses, restructuring and other exit costs are recorded for termination benefits related to reductions in employee headcount, including executive severance agreements, the closure or exit of facilities, and cancellation of certain contracts. We exclude restructuring and other exit costs from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparison to our past operating performance. Furthermore, these costs can vary significantly, thus exclusion from our non-GAAP results is useful to investors because it allows for period-over-period comparability.
(G).COVID-19 expenses. Included in our GAAP presentation of operating expenses, COVID-19 expenses consist of costs incurred as a direct impact from the COVID-19 virus pandemic, such as cancellation fees of trade shows due to public safety issues, additional costs for disinfecting facilities, and personal protective equipment. We exclude COVID-19 expenses from our non-GAAP measures because we believe they are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.
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
Market Interest Rate Risk
There have been no significant changes to our market interest rate risk assessment since January 1, 2021. For discussion of financial markets risks related to changes in interest rate, refer to “Quantitative and Qualitative Disclosure about Market Risk” section of the 2020 Form 10-K.
Foreign Currency Exchange Rate Risk
We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro. In addition, volatile market conditions could result in changes in exchange rates.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the first quarter of fiscal 2021, revenue was favorably impacted by foreign currency exchange rates by $20.6 million and operating income was favorably impacted by $4.9 million.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, certain trade and intercompany receivables and payables, primarily denominated in British Pound, New Zealand Dollars, Brazilian Real, Canadian Dollars, Norwegian Krone, and Euro. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the first quarter of fiscal 2021 and fiscal year end 2020 are summarized as follows (in millions):

	First Quarter of Fiscal 2021		Fiscal Year End 2020
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(117.0)	$0.2	$(99.4)	$0.9
Sold	$94.5	$(0.3)	$52.0	$(0.5)
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
ITEM 1A. RISK FACTORS

There have been no material changes to the Company’s risk factors since the 2020 Form 10K. The risk factors described in the 2020 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) The following table provides information relating to our purchases of equity securities for the first quarter of fiscal 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 2, 2021 – February 5, 2021	—	$—	—	$90,728,167
February 6, 2021 – March 5, 2021	442,554	$71.42	442,554	$59,119,610
March 6, 2021 – April 2, 2021	118,890	$70.58	118,890	$50,728,199
Total	561,444		561,444
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
EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company. (1)
3.2	Bylaws of the Company. (2)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (3)
10.1	Trimble OneBonus Plan Description. (4) (+)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021, formatted in Inline XBRL.

(1)Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.
(2)Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 30, 2020.
(3)Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.
(4)Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2021.
(5)Furnished or filed herewith.
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
DATE: May 7, 2021