Form 10-Q
period 2021-07-02
TRIMBLE INC.
filed 2021-08-09
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 2, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
As of August 4, 2021, there were 251,619,889 shares of Common Stock, par value $0.001 per share, outstanding.

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
•a continued shift in revenue towards a more significant mix of software and recurring revenue, including subscription, maintenance and support, and service revenue;
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

TRIMBLE INC.
FORM 10-Q for the Quarter Ended July 2, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Second Quarter of	Fiscal Year End
As of	2021	2020
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$484.4	$237.7
Accounts receivable, net	583.2	620.5
Inventories	298.5	301.7
Other current assets	128.4	121.5
Total current assets	1,494.5	1,281.4
Property and equipment, net	229.3	251.8
Operating lease right-of-use assets	114.4	128.9
Goodwill	3,846.8	3,876.5
Other purchased intangible assets, net	508.3	580.1
Deferred income tax assets	504.7	510.2
Other non-current assets	264.2	248.0
Total assets	$6,962.2	$6,876.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$89.1	$255.8
Accounts payable	181.4	143.2
Accrued compensation and benefits	180.2	166.8
Deferred revenue	536.5	560.5
Other current liabilities	181.3	185.0
Total current liabilities	1,168.5	1,311.3
Long-term debt	1,292.3	1,291.4
Deferred revenue, non-current	69.6	53.3
Deferred income tax liabilities	288.8	300.3
Income taxes payable	54.5	62.2
Operating lease liabilities	96.8	109.2
Other non-current liabilities	153.1	150.6
Total liabilities	3,123.6	3,278.3
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 251.6 and 250.8 shares issued and outstanding at the end of the second quarter of 2021 and fiscal year end 2020, respectively	0.3	0.3
Additional paid-in-capital	1,873.0	1,801.7
Retained earnings	2,077.2	1,893.4
Accumulated other comprehensive loss	(111.9)	(98.5)
Total Trimble Inc. stockholders' equity	3,838.6	3,596.9
Noncontrolling interests	—	1.7
Total stockholders' equity	3,838.6	3,598.6
Total liabilities and stockholders' equity	$6,962.2	$6,876.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
(In millions, except per share amounts)	2021	2020	2021	2020
Revenue:
Product	$594.9	$412.4	$1,134.3	$876.2
Service	162.1	156.6	324.4	319.0
Subscription	188.2	164.6	373.0	330.7
Total revenue	945.2	733.6	1,831.7	1,525.9
Cost of sales:
Product	286.0	199.4	541.7	409.5
Service	58.0	56.0	117.6	119.6
Subscription	53.8	49.3	109.6	103.4
Amortization of purchased intangible assets	22.0	23.2	44.1	46.7
Total cost of sales	419.8	327.9	813.0	679.2
Gross margin	525.4	405.7	1,018.7	846.7
Operating expense:
Research and development	138.3	114.0	267.7	232.2
Sales and marketing	125.2	103.6	247.6	235.3
General and administrative	99.6	68.8	185.0	141.8
Restructuring	4.5	5.1	6.0	8.0
Amortization of purchased intangible assets	13.0	16.6	26.7	33.5
Total operating expense	380.6	308.1	733.0	650.8
Operating income	144.8	97.6	285.7	195.9
Non-operating income (expense), net:
Interest expense, net	(16.6)	(19.6)	(33.5)	(40.1)
Income from equity method investments, net	10.0	9.7	21.8	19.1
Other income (expense), net	24.2	3.2	25.8	(4.6)
Total non-operating income (expense), net	17.6	(6.7)	14.1	(25.6)
Income before taxes	162.4	90.9	299.8	170.3
Income tax provision	23.5	27.7	46.3	45.2
Net income	138.9	63.2	253.5	125.1
Net income attributable to noncontrolling interests	—	0.2	0.1	0.2
Net income attributable to Trimble Inc.	$138.9	$63.0	$253.4	$124.9
Earnings per share attributable to Trimble Inc.:
Basic	$0.55	$0.25	$1.01	$0.50
Diluted	$0.55	$0.25	$1.00	$0.50
Shares used in calculating earnings per share:
Basic	251.5	250.0	251.3	250.0
Diluted	254.2	251.2	254.2	251.5
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
	2021	2020	2021	2020
(In millions)
Net income	$138.9	$63.2	$253.5	$125.1
Foreign currency translation adjustments, net of tax	18.1	32.6	(13.4)	(21.7)
Net unrealized gain, net of tax	—	—	—	0.2
Comprehensive income	157.0	95.8	240.1	103.6
Comprehensive income attributable to noncontrolling interests	—	0.2	0.1	0.2
Comprehensive income attributable to Trimble Inc.	$157.0	$95.6	$240.0	$103.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2020	250.8	$0.3	$1,801.7	$1,893.4	$(98.5)	$3,596.9	$1.7	$3,598.6
Net income	—	—	—	114.5	—	114.5	0.1	114.6
Other comprehensive loss	—	—	—	—	(31.5)	(31.5)	—	(31.5)
Comprehensive income						83.0		83.1
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	18.2	(10.2)	—	8.0	—	8.0
Stock repurchases	(0.6)	—	(4.1)	(35.9)	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	25.1	—	—	25.1	—	25.1
Noncontrolling interest investment	—	—	0.6	—	—	0.6	(1.8)	(1.2)
Balance at the end of the first quarter of fiscal 2021	250.9	$0.3	$1,841.5	$1,961.8	$(130.0)	$3,673.6	$—	$3,673.6
Net income	—	—	—	138.9	—	138.9	—	138.9
Other comprehensive income	—	—	—	—	18.1	18.1	—	18.1
Comprehensive income						157.0		157.0
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	(1.8)	(23.5)	—	(25.3)	—	(25.3)
Stock-based compensation	—	—	33.3	—	—	33.3	—	33.3
Balance at the end of the second quarter of fiscal 2021	251.6	$0.3	$1,873.0	$2,077.2	$(111.9)	$3,838.6	$—	$3,838.6

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of fiscal 2019	249.9	$0.2	$1,692.8	$1,602.8	$(176.8)	$3,119.0	$1.4	$3,120.4
Net income	—	—	—	61.9	—	61.9	—	61.9
Other comprehensive loss	—	—	—	—	(54.1)	(54.1)	—	(54.1)
Comprehensive income						7.8		7.8
Issuance of common stock under employee plans, net of tax withholdings	1.0	—	20.4	(7.7)	—	12.7	—	12.7
Stock repurchases	(1.2)	—	(8.4)	(41.6)	—	(50.0)	—	(50.0)
Stock-based compensation	—	—	11.8	—	—	11.8	—	11.8
Noncontrolling interest investment	—	—	—	—	—	—	(0.4)	(0.4)
Balance at the end of the first quarter of fiscal 2020	249.7	$0.2	$1,716.6	$1,615.4	$(230.9)	$3,101.3	$1.0	$3,102.3
Net income	—	—	—	63.0	—	63.0	0.2	63.2
Other comprehensive income	—	—	—	—	32.6	32.6	—	32.6
Comprehensive income						95.6		95.8
Issuance of common stock under employee plans, net of tax withholdings	0.5	—	1.9	(6.0)	—	(4.1)	—	(4.1)
Stock-based compensation	—	—	19.1	—	—	19.1	—	19.1
Balance at the end of the second quarter of fiscal 2020	250.2	$0.2	$1,737.6	$1,672.4	$(198.3)	$3,211.9	$1.2	$3,213.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Two Quarters of
(In millions)	2021	2020
Cash flow from operating activities:
Net income	$253.5	$125.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	20.8	19.5
Amortization expense	70.8	80.2
Deferred income taxes	(4.9)	14.9
Stock-based compensation	62.8	29.3
Divestitures (gain) loss, net	(24.0)	2.4
Other, net	3.6	11.3
(Increase) decrease in assets:
Accounts receivable, net	35.2	115.7
Inventories	(0.3)	(33.2)
Other current and non-current assets	(22.4)	9.7
Increase (decrease) in liabilities:
Accounts payable	39.2	(31.1)
Accrued compensation and benefits	6.3	9.1
Deferred revenue	3.9	(8.4)
Other current and non-current liabilities	(15.7)	(41.3)
Net cash provided by operating activities	428.8	303.2
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(1.2)	(198.0)
Purchases of property and equipment	(21.4)	(29.6)
Net proceeds from sale of businesses	46.0	—
Net proceeds from sale of property and equipment	20.7	0.3
Other, net	(1.2)	(0.1)
Net cash provided by (used in) investing activities	42.9	(227.4)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	(17.3)	8.7
Repurchases of common stock	(40.0)	(50.0)
Proceeds from debt and revolving credit lines	198.9	857.5
Payments on debt and revolving credit lines	(363.3)	(866.3)
Other, net	(1.4)	(10.8)
Net cash used in financing activities	(223.1)	(60.9)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(7.7)
Net increase in cash and cash equivalents	246.7	7.2
Cash and cash equivalents - beginning of period	237.7	189.2
Cash and cash equivalents - end of period	$484.4	$196.4
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
We prepared our interim Condensed Consolidated Financial Statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in our Form 10-K filed with the U.S. Securities and Exchange Commission on February 26, 2021 (the “2020 Form 10-K”).
We have made estimates and judgments affecting the amounts reported in our Condensed Consolidated Financial Statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with our 2020 Form 10-K where we include additional information about our significant accounting policies and the methods and assumptions used in our estimates.
We use a 52- to 53-week fiscal year ending on the Friday nearest to December 31. The second quarter of fiscal 2021 and 2020 ended on July 2, 2021 and July 3, 2020, respectively. Both fiscal 2021 and 2020 are 52-week years. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.
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
There were no stock repurchases during the second quarter of fiscal 2021. During the first two quarters of fiscal 2021, we repurchased approximately 0.6 million shares of common stock in open market purchases at an average price of $71.24 per share for a total of $40.0 million. At the end of the second quarter of fiscal 2021, the 2017 Stock Repurchase Program had remaining authorized funds of $50.7 million.
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

NOTE 3. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our total intangible assets:

As of	Second Quarter of Fiscal 2021			Fiscal Year End 2020
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$1,057.4	$(798.3)	$259.1	$1,118.2	$(811.1)	$307.1
Customer relationships	660.3	(419.1)	241.2	681.1	(419.3)	261.8
Trade names and trademarks	48.1	(45.5)	2.6	58.3	(51.9)	6.4
Distribution rights and other intellectual property	42.7	(37.3)	5.4	45.8	(41.0)	4.8
	$1,808.5	$(1,300.2)	$508.3	$1,903.4	$(1,323.3)	$580.1
The estimated future amortization expense of purchased intangible assets as of the end of the second quarter of fiscal 2021 was as follows:

(In millions)
2021 (Remaining)	$68.2
2022	119.0
2023	106.8
2024	81.2
2025	46.8
Thereafter	86.3
Total	$508.3
Goodwill
The changes in the carrying amount of goodwill by segment for the first two quarters of fiscal 2021 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of fiscal year end 2020	$1,997.4	$415.7	$453.8	$1,009.6	$3,876.5
Foreign currency translation and other adjustments	(13.8)	(4.2)	(2.3)	(9.4)	(29.7)
Balance as of the end of the second quarter of fiscal 2021	$1,983.6	$411.5	$451.5	$1,000.2	$3,846.8

NOTE 4. INVENTORIES
Inventories consisted of the following:

	Second Quarter of	Fiscal Year End
As of	2021	2020
(In millions)
Raw materials	$101.0	$95.6
Work-in-process	13.4	16.0
Finished goods	184.1	190.1
Total inventories	$298.5	$301.7
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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Second Quarter of Fiscal 2021
Revenue	$364.7	$219.7	$197.5	$163.3	$945.2
Acquired deferred revenue adjustment	0.1	—	—	—	0.1
Segment revenue	$364.8	$219.7	$197.5	$163.3	$945.3

Operating income	$105.1	$66.1	$70.5	$12.8	$254.5
Acquired deferred revenue adjustment	0.1	—	—	—	0.1
Amortization of acquired capitalized commissions	(1.1)	—	—	—	(1.1)
Segment operating income	$104.1	$66.1	$70.5	$12.8	$253.5

Depreciation expense	$1.8	$1.8	$1.5	$1.1	$6.2

Second Quarter of Fiscal 2020
Revenue	$295.2	$145.2	$142.9	$150.3	$733.6
Acquired deferred revenue adjustment	0.1	—	0.9	0.6	1.6
Segment revenue	$295.3	$145.2	$143.8	$150.9	$735.2

Operating income	$86.6	$37.4	$48.3	$13.8	$186.1
Acquired deferred revenue adjustment	0.1	—	0.9	0.6	1.6
Amortization of acquired capitalized commissions	(1.3)	—	(0.1)	—	(1.4)
Segment operating income	$85.4	$37.4	$49.1	$14.4	$186.3

Depreciation expense	$2.0	$1.5	$1.3	$1.1	$5.9

First Two Quarters of Fiscal 2021
Revenue	$707.7	$401.4	$402.7	$319.9	$1,831.7
Acquired deferred revenue adjustment	0.2	—	—	0.1	0.3
Segment revenue	$707.9	$401.4	$402.7	$320.0	$1,832.0

Operating income	$202.5	$114.8	$150.6	$21.2	$489.1
Acquired deferred revenue adjustment	0.2	—	—	0.1	0.3
Amortization of acquired capitalized commissions	(2.2)	—	—	(0.1)	(2.3)
Segment operating income	$200.5	$114.8	$150.6	$21.2	$487.1

Depreciation expense	$3.6	$3.5	$3.0	$2.0	$12.1

First Two Quarters of Fiscal 2020
Revenue	$592.0	$291.4	$321.9	$320.6	$1,525.9
Acquired deferred revenue adjustment	0.2	—	2.2	0.9	$3.3
Segment revenue	$592.2	$291.4	$324.1	$321.5	$1,529.2

Operating income	$148.7	$67.9	$113.9	$30.5	361.0
Acquired deferred revenue adjustment	0.2	—	2.2	0.9	3.3
Amortization of acquired capitalized commissions	(2.7)	—	(0.1)	(0.1)	(2.9)
Segment operating income	$146.2	$67.9	$116.0	$31.3	$361.4

Depreciation expense	$4.1	$2.9	$2.6	$2.2	$11.8

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of the end of the Second Quarter of Fiscal 2021
Accounts receivable, net	$206.3	$123.0	$101.0	$152.9	$583.2
Inventories	58.9	121.8	54.5	63.3	298.5
Goodwill	1,983.6	411.5	451.5	1,000.2	3,846.8
As of Fiscal Year End 2020
Accounts receivable, net	$260.1	$117.5	$91.2	$151.7	$620.5
Inventories	59.1	120.1	49.0	73.5	301.7
Goodwill	1,997.4	415.7	453.8	1,009.6	3,876.5

A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	Second Quarter of		First Two Quarters of
	2021	2020	2021	2020
(In millions)
Consolidated segment operating income	$253.5	$186.3	$487.1	$361.4
Unallocated general corporate expenses	(24.9)	(16.4)	(49.3)	(30.3)
Acquired deferred revenue adjustment	(0.1)	(1.6)	(0.3)	(3.3)
Amortization of acquired capitalized commissions	1.1	1.4	2.3	2.9
Amortization of purchased intangible assets	(35.0)	(39.8)	(70.8)	(80.2)
Acquisition / divestiture items	(6.6)	(1.9)	(10.1)	(12.7)
Stock-based compensation / deferred compensation	(38.3)	(25.4)	(67.0)	(29.9)
Restructuring and other costs	(4.9)	(5.0)	(6.2)	(12.0)
Consolidated operating income	144.8	97.6	285.7	195.9
Total non-operating income (expense), net	17.6	(6.7)	14.1	(25.6)
Consolidated income before taxes	$162.4	$90.9	$299.8	$170.3
On a total Company basis, the disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Second Quarter of Fiscal 2021
North America	$212.2	$97.2	$60.4	$123.3	$493.1
Europe	101.0	72.2	93.6	25.1	291.9
Asia Pacific	45.8	39.5	15.1	7.6	108.0
Rest of World	5.8	10.8	28.4	7.3	52.3
Total segment revenue	$364.8	$219.7	$197.5	$163.3	$945.3
Second Quarter of Fiscal 2020
North America	$175.6	$57.7	$51.8	$117.0	$402.1
Europe	78.0	45.1	63.3	20.7	207.1
Asia Pacific	36.4	33.4	14.0	7.0	90.8
Rest of World	5.3	9.0	14.7	6.2	35.2
Total segment revenue	$295.3	$145.2	$143.8	$150.9	$735.2
First Two Quarters of Fiscal 2021
North America	$412.0	$169.7	$114.0	$247.8	$943.5
Europe	195.3	132.6	199.4	44.8	572.1
Asia Pacific	89.4	77.0	36.1	15.3	217.8
Rest of World	11.2	22.1	53.2	12.1	98.6
Total segment revenue	$707.9	$401.4	$402.7	$320.0	$1,832.0
First Two Quarters of Fiscal 2020
North America	$347.7	$114.5	$105.5	$248.8	$816.5
Europe	159.6	95.8	153.7	39.8	448.9
Asia Pacific	73.5	62.1	31.5	17.5	184.6
Rest of World	11.4	19.0	33.4	15.4	79.2
Total segment revenue	$592.2	$291.4	$324.1	$321.5	$1,529.2
Total revenue in the United States as included in the Condensed Consolidated Statements of Income was $443.3 million and $850.1 million and $368.7 million and $747.5 million for the second quarter and first two quarters of fiscal 2021 and 2020, respectively. No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue.

NOTE 6. DEBT
Debt consisted of the following:

As of		Second Quarter of		Fiscal Year End
Instrument	Date of Issuance	2021		2020
(In millions)		Effective interest rate
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
2028 Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
2024 Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Credit Facilities:
Uncommitted facilities, floating rate		0.72%	89.1	255.8
Promissory notes and other debt			0.1	0.1
Unamortized discount and issuance costs			(7.8)	(8.7)
Total debt			1,381.4	1,547.2
Less: Short-term debt			89.1	255.8
Long-term debt			$1,292.3	$1,291.4
Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we complied with at the end of the second quarter of fiscal 2021.
Debt Maturities
At the end of the second quarter of fiscal 2021, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2021 (Remaining)	$89.1
2022	—
2023	300.1
2024	400.0
2025	—
Thereafter	600.0
Total	$1,389.2
Senior Notes
All of our senior notes are unsecured obligations. Interest on the senior notes is payable semi-annually in June and December of each year. Additional details are unchanged from the information disclosed in Note 6, “Debt” of the 2020 Form 10-K.
2018 Credit Facilities
At the end of the second quarter of fiscal 2021, we had access to a $1.25 billion unsecured revolving credit facility maturing in May 2023, which may be used for working capital and general corporate purposes, including permitted acquisitions. As part of the credit facility, we may request an additional term loan facility up to $500.0 million prior to the maturity of the credit facility and subject to approval.
Uncommitted Facilities
At the end of the second quarter of fiscal 2021, we had two $75.0 million, one €100.0 million, and one £55.0 million revolving credit facilities, which are uncommitted (the “uncommitted facilities”). Generally, these uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.
For further information, refer to Note 6 “Debt” of the 2020 Form 10-K.

NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes the fair values of financial instruments at fair value on a recurring basis for the periods indicated and determined using the following inputs:

	Fair Values as of the end of the Second Quarter of Fiscal 2021				Fair Values at the end of Fiscal 2020
	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level I)	(Level II)	(Level III)	Total	(Level I)	(Level II)	(Level III)	Total
Assets
Deferred compensation plan (1)	$45.1	$—	$—	$45.1	$41.9	$—	$—	$41.9
Derivatives (2)	—	0.3	—	0.3	—	0.9	—	0.9
Total assets measured at fair value	$45.1	$0.3	$—	$45.4	$41.9	$0.9	$—	$42.8

Liabilities
Deferred compensation plan (1)	$45.1	$—	$—	$45.1	$41.9	$—	$—	$41.9
Derivatives (2)	—	0.2	—	0.2	—	0.5	—	0.5
Contingent consideration (3)	—	—	14.1	14.1	—	—	12.3	12.3
Total liabilities measured at fair value	$45.1	$0.2	$14.1	$59.4	$41.9	$0.5	$12.3	$54.7
(1) Represents a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees that are included in Other non-current assets and Other non-current liabilities on our Condensed Consolidated Balance Sheets. The plan is invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets.
(2) Represents forward currency exchange contracts that are included in Other current assets and Other current liabilities on our Condensed Consolidated Balance Sheets.
(3) Represents arrangements to pay the former owners of certain companies that we acquired that are included in Other current liabilities on our Condensed Consolidated Balance Sheets. The fair values are estimated using scenario-based methods or option pricing methods based upon estimated future revenues, gross margins, or other milestones.
Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $1.6 billion and $1.8 billion at the end of the second quarter of fiscal 2021 and at the end of fiscal 2020.
The fair value of the senior notes was determined based on observable market prices in less active markets and is categorized accordingly as Level II. The uncommitted facilities, promissory notes, and other debt are all short-term in nature; therefore, the amounts reported in our Condensed Consolidated Balance Sheet approximate their fair value. The fair values do not indicate the amount we would currently have to pay to extinguish any of this debt.
NOTE 8. DEFERRED COSTS TO OBTAIN CUSTOMER CONTRACTS
Deferred costs to obtain customer contracts at the end of the second quarter of fiscal 2021 and fiscal year end 2020 were $54.0 million and $51.3 million. These costs are included in Other non-current assets in the Condensed Consolidated Balance Sheets.
Amortization expense related to deferred costs to obtain customer contracts for the second quarter and the first two quarters of fiscal 2021 and 2020 was $6.3 million and $12.4 million and $5.6 million and $11.1 million, respectively. This expense is included in Sales and marketing expenses in the Condensed Consolidated Statements of Income.

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
Accrued warranty expense at the end of the second quarter of fiscal 2021 and fiscal year end 2020 was $18.4 million and $13.8 million, and is included in Other current liabilities in our Condensed Consolidated Balance Sheet.
NOTE 10. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes to our deferred revenue during the second quarter and first two quarters of fiscal 2021 and 2020 were as follows:

	Second Quarter of		First Two Quarters of
(In millions)	2021	2020	2021	2020
Beginning balance of the period	$618.9	$551.5	$613.8	$541.9
Revenue recognized	(132.4)	(130.1)	(379.6)	(331.9)
Net deferred revenue activity	119.6	109.6	371.9	321.0
Ending balance of the period	$606.1	$531.0	$606.1	$531.0
Remaining Performance Obligations
As of the end of the second quarter of fiscal 2021, approximately $1.5 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.2 billion or 75% of our remaining performance obligations as revenue during the next 12 months, and the remainder thereafter.
NOTE 11. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to Trimble Inc. by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to Trimble Inc. by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, restricted stock units, and contingently issuable shares.
The following table shows the computation of basic and diluted earnings per share:

	Second Quarter of		First Two Quarters of
	2021	2020	2021	2020
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$138.9	$63.0	$253.4	$124.9
Denominator:
Weighted average number of common shares used in basic earnings per share	251.5	250.0	251.3	250.0
Effect of dilutive securities	2.7	1.2	2.9	1.5
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	254.2	251.2	254.2	251.5

Basic earnings per share	$0.55	$0.25	$1.01	$0.50
Diluted earnings per share	$0.55	$0.25	$1.00	$0.50

Antidilutive weighted average shares (1)	0.1	2.1	0.2	1.8
(1) Antidilutive shares are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase the diluted earnings per share.

NOTE 12. INCOME TAXES
Our effective income tax rate for the second quarter of fiscal 2021 was 14.5%, as compared to 30.5% in the corresponding period in fiscal 2020. The decrease was primarily due to a one-time tax charge related to increased valuation allowance arising from California tax legislation in the second quarter of fiscal 2020 and a one-time tax benefit from a foreign deferred tax asset in the second quarter of fiscal 2021. For the first two quarters of fiscal 2021, our effective income tax rate was 15.4%, as compared to 26.5% in the corresponding period in fiscal 2020 due to the same reasons above as well as a one-time tax benefit from foreign income tax refunds in the first quarter of fiscal 2021.
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
Unrecognized tax benefits of $48.1 million and $47.8 million as of the end of the second quarter of fiscal 2021 and fiscal year end 2020, if recognized, would favorably affect the effective income tax rate in future periods. As of the end of the second quarter of fiscal 2021 and fiscal year end 2020, we accrued interest and penalties of $10.6 million and $9.6 million. Although timing of the resolution and/or closure of audits is not certain, we do not believe that our gross unrecognized tax benefits would materially change in the next twelve months.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
As of the end of the second quarter of fiscal 2021, we had unconditional purchase obligations of approximately $355.3 million. These unconditional purchase obligations primarily represent open non-cancellable purchase orders for material purchases with our vendors.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first two quarters of fiscal 2021. For a complete discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2020 Form 10-K.
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
•Strategic acquisitions; and
•Venture fund investments.
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue contracts. Our success in driving annualized recurring revenue (“ARR”)(1) growth of 11% year-over-year, as of the end of the second quarter of fiscal 2021, has positively impacted our revenue mix and growth over time and is leading to improved visibility in our businesses. Additionally, our software, recurring revenue, and services represented 55% of total revenue for the first two quarters of fiscal 2021. As our solutions have expanded, our go-to-market model has also evolved with a balanced mix between direct, distribution, and OEM customers as well as an increasing number of enterprise level customer relationships. Additionally, on August 4, 2021, we announced a newly formed strategic venture fund. Our $200.0 million fund will invest in early to growth-stage companies that can accelerate innovation and effectively bring new solutions to our customers and industry.

As economic activity continues to recover toward pre-pandemic levels, we have experienced strong demand for our hardware and associated software offerings. However, due to global supply chain issues, including part shortages, increased freight costs, and labor constraints caused by the lingering impacts of the COVID-19 pandemic, we continue to experience extended delivery times for key components of our hardware products and increased costs. To the extent that these supply chain issues continue to exist, our costs will increase, and we may experience delays in shipping our products, which may reduce our revenue and increase our backlog.

In addition, the variant strains of COVID-19 could impact our operations and the operations of our suppliers and vendors. As the impacts of these variant strains on the global economy unfold, we are uncertain of the nature and extent of the impact on our business, condensed consolidated results of operations, and financial condition.

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
RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	Second Quarter of			First Two Quarters of
	2021	2020	Change	2021	2020	Change
(In millions, except per share amounts)
Revenue:
Product	$594.9	$412.4	44%	$1,134.3	$876.2	29%
Service	162.1	156.6	4%	324.4	319.0	2%
Subscription	188.2	164.6	14%	373.0	330.7	13%
Total revenue	$945.2	$733.6	29%	1,831.7	1,525.9	20%
Gross margin	$525.4	$405.7	30%	$1,018.7	$846.7	20%
Gross margin as a % of revenue	55.6%	55.3%		55.6%	55.5%
Operating income	$144.8	$97.6	48%	$285.7	$195.9	46%
Operating income as a % of revenue	15.3%	13.3%		15.6%	12.8%
Diluted earnings per share	$0.55	$0.25	120%	$1.00	$0.50	100%

Non-GAAP revenue (1)	$945.3	$735.2	29%	$1,832.0	$1,529.2	20%
Non-GAAP operating income (1)	$228.6	$169.9	35%	$437.8	$331.1	32%
Non-GAAP operating income as a % of Non-GAAP Revenue(1)	24.2%	23.1%		23.9%	21.7%
Non-GAAP diluted earnings per share (1)	$0.72	$0.52	38%	$1.38	$1.01	37%

Annualized Recurring Revenue (“ARR”) (1)	$1,348.9	$1,213.4	11%	N/A	N/A	N/A

(1) Refer to “Supplemental Disclosure of Annualized Recurring Revenue and Non-GAAP Financial Measures” of this Form 10-Q for definitions.
Second Quarter and First Two Quarters of Fiscal Year 2021 Compared with Second Quarter and First Two Quarters of Fiscal Year 2020
Revenue
During the second quarter and first two quarters of fiscal 2021, total revenue increased $211.6 million or 29% and increased $305.8 million or 20%. The increases were due to high demand for our hardware and related software from the impacts of COVID-19 lockdowns in the second quarter of fiscal 2020 and strong recovery in fiscal 2021 in markets across major regions. Growth in subscription sales in many of our software businesses continued to remain strong.
During the second quarter and first two quarters, product revenue increased $182.5 million or 44%, and $258.1 million or 29%, service revenue increased $5.5 million or 4%, and $5.4 million or 2%, and subscription revenue increased $23.6 million or 14% and $42.3 million or 13%.
Product revenue increased primarily due to strong hardware and related software sales in Geospatial, Buildings and Infrastructure, and Resources and Utilities. To a lesser extent, Transportation hardware sales also contributed to growth. Service revenue was up slightly, and subscription revenue increased primarily due to strong growth in Buildings and Infrastructure, and to a lesser extent, Resources and Utilities, slightly offset by a decrease in Transportation.

Gross Margin
During the second quarter of fiscal 2021, gross margin increased $119.7 million or 30% and, as a percentage of total revenue, was 55.6% compared to 55.3%. During the first two quarters of fiscal 2021, gross margin increased $172.0 million or 20% and, as a percentage of total revenue, was 55.6% compared to 55.5%.
Although gross margin increased due to revenue growth, gross margin as a percentage of revenue was relatively flat. Lower intangibles amortization was largely offset by product mix, including an increase in lower margin hardware sales. Overall, hardware margins were relatively consistent with the prior year - increased supply chain costs for hardware products were mitigated by less discounting and favorable hardware product mix.
Operating Income
During the second quarter of fiscal 2021, operating income increased $47.2 million or 48% and, as a percentage of total revenue, was 15.3% compared to 13.3%. During the first two quarters of fiscal 2021, operating income increased $89.8 million or 46% and, as a percentage of total revenue, was 15.6% compared to 12.8%.
Despite increased costs, primarily for incentive compensation, operating income and operating income as a percentage of revenue increased primarily due to strong revenue growth in Geospatial, Building and Infrastructure, and Resources and Utilities.
Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense and expense as a percentage of revenue compared for the periods indicated:

	Second Quarter of			First Two Quarters of
	2021	2020	Change	2021	2020	Change
(In millions)
Research and development	$138.3	$114.0	21%	$267.7	$232.2	15%
Percentage of revenue	14.6%	15.5%		14.6%	15.2%
Sales and marketing	$125.2	$103.6	21%	$247.6	$235.3	5%
Percentage of revenue	13.2%	14.1%		13.5%	15.4%
General and administrative	$99.6	$68.8	45%	$185.0	$141.8	30%
Percentage of revenue	10.5%	9.4%		10.1%	9.3%
Total	$363.1	$286.4	27%	$700.3	$609.3	15%
During the second quarter and first two quarters of fiscal 2021, R&D expense increased $24.3 million or 21% and $35.5 million or 15%, primarily due to higher compensation expense, including incentive compensation, and to a lesser extent, unfavorable impacts from foreign currency exchange rates.
We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
During the second quarter and first two quarters of fiscal 2021, S&M expense increased $21.6 million or 21% and $12.3 million or 5%, primarily due to higher compensation expense, including incentive compensation and commissions, and to a lesser extent, unfavorable impacts from foreign currency exchange rates.
During the second quarter and first two quarters of fiscal 2021, G&A expense increased $30.8 million or 45% and $43.2 million or 30%, primarily due to higher compensation expense, including incentive compensation, and to a lesser extent, higher consulting and legal fees, and unfavorable impacts from foreign currency exchange rates. The increases were partially offset by the impact of higher bad debt expense in the first quarter of fiscal 2020.

Amortization of Purchased Intangible Assets

	Second Quarter of			First Two Quarters of
	2021	2020	Change	2021	2020	Change
(In millions)
Cost of sales	$22.0	$23.2	(5)%	$44.1	$46.7	(6)%
Operating expenses	13.0	16.6	(22)%	26.7	33.5	(20)%
Total amortization expense of purchased intangibles	$35.0	$39.8	(12)%	$70.8	$80.2	(12)%

Total amortization expense of purchased intangibles as a percentage of revenue	4%	5%		4%	5%
During the second quarter and first two quarters of fiscal 2021, total amortization expense of purchased intangibles decreased due to the expiration of prior year acquisitions' amortization.
Non-operating Income (Expense), Net
The components of non-operating income (expense), net, were as follows:

	Second Quarter of			First Two Quarters of
	2021	2020	Change	2021	2020	Change
(In millions)
Interest expense, net	$(16.6)	$(19.6)	(15)%	$(33.5)	$(40.1)	(16)%
Income from equity method investments, net	10.0	9.7	3%	21.8	19.1	14%
Other income (expense), net	24.2	3.2	656%	25.8	(4.6)	(661)%
Total non-operating income (expense), net	$17.6	$(6.7)	(363)%	$14.1	$(25.6)	(155)%
During the second quarter and first two quarters of fiscal 2021, non-operating income increased $24.3 million or 363% and increased $39.7 million or 155%, respectively, primarily due to the recognition of a gain from the sale of a business included in other income (expense), net, and to a lesser extent, lower interest costs associated with a decrease in our outstanding debt.
Income Tax Provision
Our effective income tax rate for the second quarter of fiscal 2021 was 14.5%, as compared to 30.5% in the corresponding period in fiscal 2020. The decrease was primarily due to a one-time tax charge related to increased valuation allowance arising from California tax legislation in the second quarter of fiscal 2020 and a one-time tax benefit from a foreign deferred tax asset in the second quarter of fiscal 2021. For the first two quarters of fiscal 2021, our effective income tax rate was 15.4%, as compared to 26.5% in the corresponding period in fiscal 2020, due to the same reasons above as well as a one-time tax benefit from foreign income tax refunds in the first quarter of fiscal 2021.
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

The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	Second Quarter of			First Two Quarters of
	2021	2020	Change	2021	2020	Change
(In millions)
Buildings and Infrastructure
Segment revenue	$364.8	$295.3	24%	$707.9	$592.2	20%
Segment revenue as a percent of total revenue	39%	40%		39%	39%
Segment operating income	$104.1	$85.4	22%	$200.5	$146.2	37%
Segment operating income as a percent of segment revenue	28.5%	28.9%		28.3%	24.7%
Geospatial
Segment revenue	$219.7	$145.2	51%	$401.4	$291.4	38%
Segment revenue as a percent of total revenue	23%	20%		22%	19%
Segment operating income	$66.1	$37.4	77%	$114.8	$67.9	69%
Segment operating income as a percent of segment revenue	30.1%	25.8%		28.6%	23.3%
Resources and Utilities
Segment revenue	$197.5	$143.8	37%	$402.7	$324.1	24%
Segment revenue as a percent of total revenue	21%	20%		22%	21%
Segment operating income	$70.5	$49.1	44%	$150.6	$116.0	30%
Segment operating income as a percent of segment revenue	35.7%	34.1%		37.4%	35.8%
Transportation
Segment revenue	$163.3	$150.9	8%	$320.0	$321.5	—%
Segment revenue as a percent of total revenue	17%	21%		17%	21%
Segment operating income	$12.8	$14.4	(11)%	$21.2	$31.3	(32)%
Segment operating income as a percent of segment revenue	7.8%	9.5%		6.6%	9.7%

The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	Second Quarter of		First Two Quarters of
	2021	2020	2021	2020
(In millions)
Consolidated segment operating income	$253.5	$186.3	$487.1	$361.4
Unallocated general corporate expenses	(24.9)	(16.4)	(49.3)	(30.3)
Acquired deferred revenue adjustment	(0.1)	(1.6)	(0.3)	(3.3)
Amortization of acquired capitalized commissions	1.1	1.4	2.3	2.9
Amortization of purchased intangible assets	(35.0)	(39.8)	(70.8)	(80.2)
Acquisition / divestiture items	(6.6)	(1.9)	(10.1)	(12.7)
Stock-based compensation / deferred compensation	(38.3)	(25.4)	(67.0)	(29.9)
Restructuring and other costs	(4.9)	(5.0)	(6.2)	(12.0)
Consolidated operating income	144.8	97.6	285.7	195.9
Total non-operating income (expense), net	17.6	(6.7)	14.1	(25.6)
Consolidated income before taxes	$162.4	$90.9	$299.8	$170.3
Buildings and Infrastructure
During the second quarter and first two quarters of fiscal 2021, Buildings and Infrastructure revenue increased $69.5 million or 24% and increased $115.7 million or 20%. Segment operating income increased $18.7 million or 22% and increased $54.3 million or 37%.
Revenue increased due to strong demand for our civil engineering and construction hardware and related software sales because of strong recovery in markets across major regions, including strong residential construction and infrastructure spend. Additionally, higher subscription revenue in our software businesses benefited from the continued cumulative effect of conversions from perpetual licenses to subscription offerings for existing and new customers.
For the second quarter and first two quarters, segment operating income increased primarily due to increased revenue and consistent gross margin expansion. During the second quarter of fiscal 2021, segment operating income as a percentage of revenue was relatively flat due to slightly lower gross margin from product mix related to an increase in lower margin hardware sales. Increased supply chain costs for hardware products was mitigated by less discounting and favorable hardware product mix. During the first two quarters of fiscal 2021, segment operating income as a percentage of revenue increased due to higher revenue and gross margin expansion, including favorable mix of higher margin software and subscription revenue in the first quarter.
Geospatial
During the second quarter and first two quarters of fiscal 2021, Geospatial revenue increased $74.5 million or 51% and increased $110.0 million or 38%. Segment operating income increased $28.7 million or 77% and increased $46.9 million or 69%.
Revenue increased primarily due to strong demand for geospatial survey products, with strong recovery in markets across major regions, including strong residential construction, infrastructure, and utilities spend. New product introductions, including the R12i, helped win business.
Despite higher supply chain costs, favorable product mix largely neutralized the impacts, and both segment operating income and segment operating income as a percentage of revenue increased due to strong revenue expansion and relative operating expense containment.
Resources and Utilities
During the second quarter and first two quarters of fiscal 2021, Resources and Utilities revenue increased $53.7 million or 37% and $78.6 million or 24%. Segment operating income increased $21.4 million or 44% and increased $34.6 million or 30%.
Revenue increased primarily due to continued agriculture business strength in the reseller and OEM channels in markets across major regions. Strong market fundamentals, including favorable commodity prices and government stimulus programs fueled growth.

Despite higher supply chain costs, less discounting and richer product mix neutralized the impacts, and both segment operating income and segment operating income as a percentage of revenue increased primarily due to strong agriculture revenue expansion and relative operating expense containment.
Transportation
During the second quarter and the first two quarters of fiscal 2021, Transportation revenue increased $12.4 million or 8% and decreased $1.5 million or less than 1%. Segment operating income decreased $1.6 million or 11% and decreased $10.1 million or 32%.
For the second quarter, revenue increased due to improved trends in both our mobility and enterprise software business. Mobility revenue was driven by some recovery in hardware sales. Enterprise revenue continued to experience good subscription revenue growth as the business transitioned from a perpetual software license model. For the first two quarters, revenue was impacted by first quarter revenue declines in our mobility business including reduced hardware shipments and subscriber counts.
Despite a revenue increase of $12.4 million, second quarter segment operating income and operating income as a percentage of revenue decreased due to gross margin compression from product mix related to an increase in lower margin hardware sales and increased operating expense. For the first two quarters, segment operating income and operating income as a percentage of revenue decreased due to revenue and gross margin declines, including the impact of product mix, as well as increased operating expense.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter of	Fiscal Year End
As of	2021	2020	Change
(In millions, except percentages)
Cash and cash equivalents	$484.4	$237.7	$246.7
As a percentage of total assets	7.0%	3.5%
Principal balance of outstanding debt	$1,389.2	$1,555.9	$(166.7)

	First Two Quarters of
	2021	2020	Change
(In millions)
Net cash provided by operating activities	$428.8	$303.2	$125.6
Net cash provided by (used in) investing activities	42.9	(227.4)	$270.3
Net cash used in financing activities	(223.1)	(60.9)	$(162.2)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(7.7)	$5.8
Net increase in cash and cash equivalents	$246.7	$7.2	$239.5
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
Operating Activities
The increase in cash provided by operating activities of $125.6 million was primarily driven by higher net income adjusted for non-cash items, and to a lesser extent, positive working capital changes associated with increased revenue, including higher accounts payable balances, partially offset by an increase in accounts receivable.
Investing Activities
The increase in cash provided by investing activities of $270.3 million was primarily due to the Kuebix acquisition included in the prior year, and net proceeds from the sale of a business and the sale of property and equipment during the second quarter of fiscal 2021.
Financing Activities
The increase in cash used in financing activities of $162.2 million was primarily driven by a decrease in debt proceeds, net of debt repayments, an increase in withholding tax payment on vesting of restricted stock awards, partially offset by a decrease in repurchases of common stock.
Debt
During the first two quarters of fiscal 2021, we repaid $164.4 million of debt, net of debt proceeds. Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we were in compliance with at the end of the second quarter of fiscal 2021. Refer to Note 6 “Debt” of this Form 10-Q for more information regarding our debt.
Off Balance Sheet Financing and Liabilities
As of the end of the second quarter of 2021, other than inventory purchases and other commitments incurred in the normal course of business, we did not have any off-balance sheet financing arrangements or liabilities.
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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material, and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets at the end of the second quarter of fiscal 2021 and fiscal 2020.

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

		Second Quarter of				First Two Quarters of
		2021		2020		2021		2020
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$945.2		$733.6		$1,831.7		$1,525.9
Acquired deferred revenue adjustment	(A)	0.1		1.6		0.3		3.3
Non-GAAP revenue:		$945.3		$735.2		$1,832.0		$1,529.2
GROSS MARGIN:
GAAP gross margin:		$525.4	55.6%	$405.7	55.3%	$1,018.7	55.6%	$846.7	55.5%
Acquired deferred revenue adjustment	(A)	0.1		1.6		0.3		3.3
Amortization of purchased intangible assets	(C)	22.0		23.2		44.1		46.7
Acquisition / divestiture items	(D)	—		—		—		1.7
Stock-based compensation / deferred compensation	(E)	2.6		2.0		4.6		2.7
Restructuring and other costs	(F)	0.2		0.4		0.2		0.7
Non-GAAP gross margin:		$550.3	58.2%	$432.9	58.9%	$1,067.9	58.3%	$901.8	59.0%
OPERATING EXPENSES:
GAAP operating expenses:		$380.6	40.3%	$308.1	42.0%	$733.0	40.0%	$650.8	42.7%
Amortization of acquired capitalized commissions	(B)	1.1		1.4		2.3		2.9
Amortization of purchased intangible assets	(C)	(13.0)		(16.6)		(26.7)		(33.5)
Acquisition / divestiture items	(D)	(6.6)		(1.9)		(10.1)		(11.0)
Stock-based compensation / deferred compensation	(E)	(35.7)		(23.4)		(62.4)		(27.2)
Restructuring and other costs	(F)	(4.7)		(4.6)		(6.0)		(11.3)
Non-GAAP operating expenses:		$321.7	34.0%	$263.0	35.8%	$630.1	34.4%	$570.7	37.3%
OPERATING INCOME:
GAAP operating income:		$144.8	15.3%	$97.6	13.3%	$285.7	15.6%	$195.9	12.8%
Acquired deferred revenue adjustment	(A)	0.1		1.6		0.3		3.3
Amortization of acquired capitalized commissions	(B)	(1.1)		(1.4)		(2.3)		(2.9)
Amortization of purchased intangible assets	(C)	35.0		39.8		70.8		80.2
Acquisition / divestiture items	(D)	6.6		1.9		10.1		12.7
Stock-based compensation / deferred compensation	(E)	38.3		25.4		67.0		29.9
Restructuring and other costs	(F)	4.9		5.0		6.2		12.0
Non-GAAP operating income:		$228.6	24.2%	$169.9	23.1%	$437.8	23.9%	$331.1	21.7%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$17.6		$(6.7)		$14.1		$(25.6)
Acquisition / divestiture items	(D)	(20.7)		2.4		(22.8)		2.4
Deferred compensation	(E)	(2.7)		(6.8)		(4.2)		(0.6)
Non-GAAP non-operating expense, net:		$(5.8)		$(11.1)		$(12.9)		$(23.8)

			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			(I)		(I)		(I)		(I)
INCOME TAX PROVISION:
GAAP income tax provision:		$23.5	14.5%	$27.7	30.5%	$46.3	15.4%	$45.2	26.5%
Non-GAAP items tax effected	(G)	8.8		20.7		19.5		35.9
Difference in GAAP and Non-GAAP tax rate	(H)	6.7		(21.3)		8.2		(28.0)

Non-GAAP income tax provision:		$39.0	17.5%	$27.1	17.1%	$74.0	17.4%	$53.1	17.3%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$138.9		$63.0		$253.4		$124.9
Acquired deferred revenue adjustment	(A)	0.1		1.6		0.3		3.3
Amortization of acquired capitalized commissions	(B)	(1.1)		(1.4)		(2.3)		(2.9)
Amortization of purchased intangible assets	(C)	35.0		39.8		70.8		80.2
Acquisition / divestiture items	(D)	(14.1)		4.3		(12.7)		15.1
Stock-based compensation / deferred compensation	(E)	35.6		18.6		62.8		29.3
Restructuring and other costs	(F)	4.9		5.0		6.2		12.0
Non-GAAP tax adjustments	(G) - (H)	(15.5)		0.6		(27.7)		(7.9)
Non-GAAP net income attributable to Trimble Inc.:		$183.8		$131.5		$350.8		$254.0

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$0.55		$0.25		$1.00		$0.50
Acquired deferred revenue adjustment	(A)	—		0.01		—		0.01
Amortization of acquired capitalized commissions	(B)	—		(0.01)		(0.01)		(0.01)
Amortization of purchased intangible assets	(C)	0.13		0.16		0.28		0.32
Acquisition / divestiture items	(D)	(0.06)		0.02		(0.05)		0.06
Stock-based compensation / deferred compensation	(E)	0.14		0.07		0.25		0.12
Restructuring and other costs	(F)	0.02		0.02		0.02		0.04
Non-GAAP tax adjustments	(G) - (H)	(0.06)		—		(0.11)		(0.03)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$0.72		$0.52		$1.38		$1.01

ADJUSTED EBITDA:
GAAP net income attributable to Trimble Inc.:		$138.9		$63.0		$253.4		$124.9
Non-operating income (expense), net, income tax provision, and net gain attributable to noncontrolling interests		5.9		34.6		32.3		71.0
GAAP operating income:		144.8		97.6		285.7		195.9
Acquired deferred revenue adjustment	(A)	0.1		1.6		0.3		3.3
Amortization of acquired capitalized commissions	(B)	(1.1)		(1.4)		(2.3)		(2.9)
Amortization of purchased intangible assets	(C)	35.0		39.8		70.8		80.2
Acquisition / divestiture items	(D)	6.6		1.9		10.1		12.7
Stock-based compensation / deferred compensation	(E)	38.3		25.4		67.0		29.9
Restructuring and other costs	(F)	4.9		5.0		6.2		12.0
Non-GAAP operating income:		228.6		169.9		437.8		331.1
Depreciation expense		10.7		9.7		21.0		19.5
Income from equity method investments, net		10.0		9.7		21.8		19.1
Adjusted EBITDA		$249.3	26.4%	$189.3	25.7%	$480.6	26.2%	$369.7	24.2%
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

Non-GAAP gross margin
We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions, and manufacturing costs influence our business. Non-GAAP gross margin excludes the effects of certain acquired deferred revenue, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, deferred compensation, and restructuring and other costs. We believe that these adjustments offer investors additional information that may be useful to view trends in our gross margin performance.
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude the effects of certain acquired capitalized commissions that were eliminated in purchase accounting, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, deferred compensation, and restructuring and other costs. We believe that these adjustments offer investors supplemental information to facilitate comparison of our operating expenses to our prior results and trends.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends, which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, deferred compensation, and restructuring and other costs. We believe that these adjustments offer a supplemental means for our investors to evaluate current operating performance compared to prior results and trends.
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
Non-GAAP net income
This measure provides a supplemental view of net income trends, which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, restructuring and other costs, and non-GAAP tax adjustments. We believe our investors benefit from understanding these adjustments and from an alternative view of our net income performance as compared to prior periods and trends.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, restructuring and other costs, and non-GAAP tax adjustments. We believe that these adjustments offer investors a useful view of our diluted net income per share as compared to our prior periods and trends.
Adjusted EBITDA
Adjusted EBITDA is a performance measure that we believe offers a useful view of the overall operations of our business by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, depreciation and amortization expenses. We define Adjusted EBITDA as non-GAAP operating income plus depreciation expense, and income from equity method investments, net. Other companies may define Adjusted EBITDA differently. Adjusted EBITDA is not intended to purport to be an alternative to net income or operating income as a measure of operating performance or to cash flow from operating activities as a measure of liquidity.

These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our "core operating performance" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur, or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP the effects of purchase accounting adjustments to certain acquired deferred revenue and acquired capitalized commissions, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, deferred compensation, restructuring and other costs, and non-GAAP tax adjustments.
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
(D).Acquisition / divestiture items. Included in our GAAP presentation of cost of sales and operating expenses are acquisition costs comprised of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, integration, and other closing costs including the acceleration of acquisition stock options and adjustments to the fair value of earn-out liabilities. Included in our GAAP presentation of non-operating expense, net, acquisition/divestiture items includes unusual acquisition, investment, and/or divestiture gains/losses. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.
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

(F).Restructuring and other costs. Included in our GAAP presentation of cost of sales and operating expenses are restructuring and other exit costs comprised of termination benefits related to reductions in employee headcount, including executive severance agreements, the closure or exit of facilities, and cancellation of certain contracts. In addition, other costs include COVID-19 expenses incurred as a direct impact from the COVID-19 virus pandemic, such as cancellation fees of trade shows due to public safety issues, additional costs for disinfecting facilities, and personal protective equipment. We exclude restructuring and other exit costs and COVID-19 expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparison to our past operating performance. Furthermore, these costs can vary significantly, thus exclusion from our non-GAAP results is useful to investors because it allows for period-over-period comparability.
(G).Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) - (F) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.
(H).Difference in GAAP and Non-GAAP tax rate. This amount represents the difference between the GAAP and non-GAAP tax rates applied to the non-GAAP operating income plus the non-GAAP non-operating expense, net. The non-GAAP tax rate excludes charges and benefits such as net deferred tax impacts resulting from a non-U.S. intercompany transfer of intellectual property and significant one-time reserve releases upon statute of limitations expirations. We believe that investors benefit from excluding this amount from our non-GAAP income tax provision because it facilitates a comparison of the non-GAAP tax provision in the current and prior periods.
(I).GAAP and non-GAAP tax rate percentages. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the second quarter and the first two quarters of fiscal 2021, revenue was favorably impacted by foreign currency exchange rates by $23.1 million and $46.0 million; operating income was favorably impacted by $2.5 million and $6.0 million.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, certain trade and intercompany receivables and payables, primarily denominated in British Pound, New Zealand Dollars, Brazilian Real, Canadian Dollars, Euro, and Norwegian Krone. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the second quarter of fiscal 2021 and fiscal year end 2020 are summarized as follows (in millions):

	Second Quarter of Fiscal 2021		Fiscal Year End 2020
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(136.0)	$0.1	$(99.4)	$0.9
Sold	$76.0	$(0.2)	$52.0	$(0.5)
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
ITEM 1A. RISK FACTORS

There have been no material changes to the Company’s risk factors since the 2020 Form 10-K. The risk factors described in the 2020 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this Form 10-Q.
EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company. (1)
3.2	Bylaws of the Company. (2)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (3)
10.1	2002 Stock Plan - Form of performance stock unit award agreement (ARR-based) (4) (+)
10.2	2002 Stock Plan - Form of performance stock unit award agreement (TSR-based) (4) (+)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, formatted in Inline XBRL.

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
DATE: August 6, 2021