Form 10-Q
period 2021-10-01
TRIMBLE INC.
filed 2021-11-04
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 1, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
As of November 1, 2021, there were 251,008,389 shares of Common Stock, par value $0.001 per share, outstanding.

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
•our discretion to conduct, suspend, or discontinue our share repurchase program subject to the discretion of our management; and
•our ability to convert backlog to revenue.
The forward-looking statements regarding future events and the future results of Trimble Inc. (“the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate, our current tax structure, including where our assets are deemed to reside for tax purposes, and the beliefs and assumptions of our management. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in this report under the section entitled “Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Form 10-K for 2020 (the “2020 Form 10-K”) and in other reports we file with the SEC, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended October 1, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Third Quarter of	Year End
As of	2021	2020
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$513.2	$237.7
Accounts receivable, net	580.5	620.5
Inventories	323.4	301.7
Other current assets	143.4	121.5
Total current assets	1,560.5	1,281.4
Property and equipment, net	228.5	251.8
Operating lease right-of-use assets	147.1	128.9
Goodwill	3,823.6	3,876.5
Other purchased intangible assets, net	473.5	580.1
Deferred income tax assets	496.0	510.2
Other non-current assets	274.2	248.0
Total assets	$7,003.4	$6,876.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$29.1	$255.8
Accounts payable	193.4	143.2
Accrued compensation and benefits	199.5	166.8
Deferred revenue	511.7	560.5
Other current liabilities	207.5	185.0
Total current liabilities	1,141.2	1,311.3
Long-term debt	1,292.8	1,291.4
Deferred revenue, non-current	77.3	53.3
Deferred income tax liabilities	277.6	300.3
Income taxes payable	54.5	62.2
Operating lease liabilities	128.5	109.2
Other non-current liabilities	149.7	150.6
Total liabilities	3,121.6	3,278.3
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 251.0 and 250.8 shares issued and outstanding at the end of the third quarter of 2021 and year end 2020	0.3	0.3
Additional paid-in-capital	1,914.4	1,801.7
Retained earnings	2,107.7	1,893.4
Accumulated other comprehensive loss	(140.6)	(98.5)
Total Trimble Inc. stockholders' equity	3,881.8	3,596.9
Noncontrolling interests	—	1.7
Total stockholders' equity	3,881.8	3,598.6
Total liabilities and stockholders' equity	$7,003.4	$6,876.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
(In millions, except per share amounts)	2021	2020	2021	2020
Revenue:
Product	$551.2	$461.4	$1,685.5	$1,337.6
Service	159.9	160.7	484.3	479.7
Subscription	190.3	170.0	563.3	500.7
Total revenue	901.4	792.1	2,733.1	2,318.0
Cost of sales:
Product	266.7	221.2	808.4	630.7
Service	55.5	55.5	173.1	175.1
Subscription	52.7	52.4	162.3	155.8
Amortization of purchased intangible assets	22.0	23.3	66.1	70.0
Total cost of sales	396.9	352.4	1,209.9	1,031.6
Gross margin	504.5	439.7	1,523.2	1,286.4
Operating expense:
Research and development	132.5	117.9	400.2	350.1
Sales and marketing	125.5	111.6	373.1	346.9
General and administrative	85.2	79.4	270.2	221.2
Restructuring	1.5	12.1	7.5	20.1
Amortization of purchased intangible assets	12.3	16.7	39.0	50.2
Total operating expense	357.0	337.7	1,090.0	988.5
Operating income	147.5	102.0	433.2	297.9
Non-operating income (expense), net:
Interest expense, net	(15.9)	(19.6)	(49.4)	(59.7)
Income from equity method investments, net	8.5	10.8	30.3	29.9
Other income (expense), net	16.6	3.2	42.4	(1.4)
Total non-operating income (expense), net	9.2	(5.6)	23.3	(31.2)
Income before taxes	156.7	96.4	456.5	266.7
Income tax provision	32.7	11.6	79.0	56.8
Net income	124.0	84.8	377.5	209.9
Net income attributable to noncontrolling interests	—	0.1	0.1	0.3
Net income attributable to Trimble Inc.	$124.0	$84.7	$377.4	$209.6
Earnings per share attributable to Trimble Inc.:
Basic	$0.49	$0.34	$1.50	$0.84
Diluted	$0.49	$0.34	$1.48	$0.83
Shares used in calculating earnings per share:
Basic	251.8	250.7	251.5	250.4
Diluted	254.5	252.8	254.3	251.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
	2021	2020	2021	2020
(In millions)
Net income	$124.0	$84.8	$377.5	$209.9
Foreign currency translation adjustments, net of tax	(28.7)	37.3	(42.1)	15.6
Net unrealized gain, net of tax	—	—	—	0.2
Comprehensive income	95.3	122.1	335.4	225.7
Comprehensive income attributable to noncontrolling interests	—	0.1	0.1	0.3
Comprehensive income attributable to Trimble Inc.	$95.3	$122.0	$335.3	$225.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2020	250.8	$0.3	$1,801.7	$1,893.4	$(98.5)	$3,596.9	$1.7	$3,598.6
Net income	—	—	—	114.5	—	114.5	0.1	114.6
Other comprehensive loss	—	—	—	—	(31.5)	(31.5)	—	(31.5)
Comprehensive income						83.0		83.1
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	18.2	(10.2)	—	8.0	—	8.0
Stock repurchases	(0.6)	—	(4.1)	(35.9)	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	25.1	—	—	25.1	—	25.1
Noncontrolling interest investment	—	—	0.6	—	—	0.6	(1.8)	(1.2)
Balance at the end of the first quarter of 2021	250.9	$0.3	$1,841.5	$1,961.8	$(130.0)	$3,673.6	$—	$3,673.6
Net income	—	—	—	138.9	—	138.9	—	138.9
Other comprehensive income	—	—	—	—	18.1	18.1	—	18.1
Comprehensive income						157.0		157.0
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	(1.8)	(23.5)	—	(25.3)	—	(25.3)
Stock-based compensation	—	—	33.3	—	—	33.3	—	33.3
Balance at the end of the second quarter of 2021	251.6	$0.3	$1,873.0	$2,077.2	$(111.9)	$3,838.6	$—	$3,838.6

Net income	—	—	—	124.0	—	124.0	—	124.0
Other comprehensive income	—	—	—	—	(28.7)	(28.7)	—	(28.7)
Comprehensive income						95.3		95.3
Issuance of common stock under employee plans, net of tax withholdings	0.4	—	20.0	(1.6)	—	18.4	—	18.4
Stock repurchases	(1.0)	—	(8.1)	(91.9)	—	(100.0)	—	(100.0)
Stock-based compensation	—	—	29.5	—	—	29.5	—	29.5
Balance at the end of the third quarter of 2021	251.0	$0.3	$1,914.4	$2,107.7	$(140.6)	$3,881.8	$—	$3,881.8

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2019	249.9	$0.2	$1,692.8	$1,602.8	$(176.8)	$3,119.0	$1.4	$3,120.4
Net income	—	—	—	61.9	—	61.9	—	61.9
Other comprehensive loss	—	—	—	—	(54.1)	(54.1)	—	(54.1)
Comprehensive income						7.8		7.8
Issuance of common stock under employee plans, net of tax withholdings	1.0	—	20.4	(7.7)	—	12.7	—	12.7
Stock repurchases	(1.2)	—	(8.4)	(41.6)	—	(50.0)	—	(50.0)
Stock-based compensation	—	—	11.8	—	—	11.8	—	11.8
Noncontrolling interest investment	—	—	—	—	—	—	(0.4)	(0.4)
Balance at the end of the first quarter of 2020	249.7	$0.2	$1,716.6	$1,615.4	$(230.9)	$3,101.3	$1.0	$3,102.3
Net income	—	—	—	63.0	—	63.0	0.2	63.2
Other comprehensive income	—	—	—	—	32.6	32.6	—	32.6
Comprehensive income						95.6		95.8
Issuance of common stock under employee plans, net of tax withholdings	0.5	—	1.9	(6.0)	—	(4.1)	—	(4.1)
Stock-based compensation	—	—	19.1	—	—	19.1	—	19.1
Balance at the end of the second quarter of 2020	250.2	$0.2	$1,737.6	$1,672.4	$(198.3)	$3,211.9	$1.2	$3,213.1
Net income	—	—	—	84.7	—	84.7	0.1	84.8
Other comprehensive income	—	—	—	—	37.3	37.3	—	37.3
Comprehensive income						122.0		122.1
Issuance of common stock under employee plans, net of tax withholdings	0.6	0.1	17.8	(1.2)	—	16.7	—	16.7
Stock repurchases	(0.6)	—	(4.1)	(23.9)	—	(28.0)		(28.0)
Stock-based compensation	—	—	27.4	—	—	27.4		27.4
Balance at the end of the third quarter of 2020	250.2	$0.3	$1,778.7	$1,732.0	$(161.0)	$3,350.0	$1.3	$3,351.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters of
(In millions)	2021	2020
Cash flow from operating activities:
Net income	$377.5	$209.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	30.9	29.4
Amortization expense	105.1	120.2
Deferred income taxes	(8.9)	12.1
Stock-based compensation	95.1	57.1
Divestitures (gain) loss, net	(43.6)	2.5
Other, net	5.7	26.2
(Increase) decrease in assets:
Accounts receivable, net	33.7	108.4
Inventories	(28.4)	(19.1)
Other current and non-current assets	(42.5)	12.3
Increase (decrease) in liabilities:
Accounts payable	50.8	(26.7)
Accrued compensation and benefits	25.1	26.1
Deferred revenue	(8.4)	(42.0)
Other current and non-current liabilities	3.1	(32.7)
Net cash provided by operating activities	595.2	483.7
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(1.2)	(198.9)
Purchases of property and equipment	(31.4)	(45.1)
Net proceeds from sale of businesses	67.3	—
Net proceeds from sale of property and equipment	20.7	0.4
Other, net	(4.4)	(0.5)
Net cash provided by (used in) investing activities	51.0	(244.1)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	1.1	25.3
Repurchases of common stock	(140.0)	(78.0)
Proceeds from debt and revolving credit lines	198.9	1,030.1
Payments on debt and revolving credit lines	(421.7)	(1,209.6)
Other, net	(1.5)	(10.9)
Net cash used in financing activities	(363.2)	(243.1)
Effect of exchange rate changes on cash and cash equivalents	(7.5)	(1.7)
Net increase (decrease) in cash and cash equivalents	275.5	(5.2)
Cash and cash equivalents - beginning of period	237.7	189.2
Cash and cash equivalents - end of period	$513.2	$184.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
NOTE 1. OVERVIEW AND ACCOUNTING POLICIES
Company and Background
Trimble Inc. (“we” or “our” or “us”) is incorporated in the State of Delaware since October 2016.
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
We use a 52- to 53-week year ending on the Friday nearest to December 31. The third quarter of 2021 and 2020 ended on October 1, 2021 and October 2, 2020. Both 2021 and 2020 are 52-week years. Unless otherwise stated, all dates refer to these periods.
Recently Issued Accounting Pronouncements not yet Adopted
Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the Financial Accounting Standards Board (FASB) issued amendments to improve, simplify, and provide consistency for recognition and measurement of acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments require that an acquirer recognize and measure such contract assets and contract liabilities under Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. The amendments also allow for election of certain practical expedients, which are applied on an acquisition-by-acquisition basis. The new accounting amendments are effective for the Company beginning in 2023 with prospective application. Early adoption is permitted, including in any interim period, and if elected, the amendments are applied retrospectively for any acquisitions that occurred in the year of interim adoption.
We will evaluate the impacts of the amendments on our Condensed Consolidated Financial Statements based on the timing and nature of any future acquisitions.
Recently Adopted Accounting Pronouncements
Income Taxes - Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued amendments to the accounting for Income Taxes to reduce complexity by removing certain exceptions and implementing targeted simplifications. We adopted the new standard on a prospective basis at the beginning of 2021. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.

NOTE 2. STOCKHOLDERS’ EQUITY
Stock Repurchase Activities
In August 2021, our Board of Directors approved a new share repurchase program (“2021 Stock Repurchase Program”) authorizing up to $750.0 million in repurchases of our common stock. Under the 2021 Stock Repurchase Program, the share repurchase authorization does not have an expiration date and supersedes and replaces the $600.0 million share repurchase authorization approved by our Board of Directors in November 2017 (“2017 Stock Repurchase Program”), of which $50.7 million was remaining and has been cancelled.
Under the 2021 Stock Repurchase Program, we may repurchase shares from time to time, subject to business and market conditions and other investment opportunities, through open market transactions, privately-negotiated transactions, accelerated stock repurchase plans, or by other means. The timing and actual number of any shares repurchased will depend on a variety of factors, including market conditions, our share price, other available uses of capital, applicable legal requirements, and other factors. The 2021 Stock Repurchase Program may be suspended, modified, or discontinued at any time at the Company’s discretion without notice.
During the third quarter and first three quarters of 2021, we repurchased approximately 1.0 million and 1.6 million shares of common stock in open market purchases at an average price of $92.74 and $85.38 per share for a total of $100.0 million and $140.0 million. At the end of the third quarter of 2021, the 2021 Stock Repurchase Program had remaining authorized funds of $650.0 million.
During the third quarter and first three quarters of 2020, we repurchased approximately 0.6 million and 1.8 million shares of common stock in open market purchases at an average price of $48.70 and $43.03 per share for a total of $28.0 million and $78.0 million under the 2017 Stock Repurchase Program.
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

NOTE 3. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our total intangible assets:

As of	Third Quarter of 2021			Year End 2020
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$973.6	$(733.4)	$240.2	$1,118.2	$(811.1)	$307.1
Customer relationships	652.0	(419.7)	232.3	681.1	(419.3)	261.8
Trade names and trademarks	46.6	(46.6)	—	58.3	(51.9)	6.4
Distribution rights and other intellectual property	38.2	(37.2)	1.0	45.8	(41.0)	4.8
	$1,710.4	$(1,236.9)	$473.5	$1,903.4	$(1,323.3)	$580.1
The estimated future amortization expense of purchased intangible assets as of the end of the third quarter of 2021 was as follows:

(In millions)
2021 (Remaining)	$33.3
2022	118.7
2023	106.8
2024	81.3
2025	47.1
Thereafter	86.3
Total	$473.5
Goodwill
The changes in the carrying amount of goodwill by segment for the first three quarters of 2021 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of year end 2020	$1,997.4	$415.7	$453.8	$1,009.6	$3,876.5
Decrease from the sale of businesses	(14.7)	—	(3.3)	—	(18.0)
Foreign currency translation and other adjustments	(8.2)	(7.9)	(6.6)	(12.2)	(34.9)
Balance as of the end of the third quarter of 2021	$1,974.5	$407.8	$443.9	$997.4	$3,823.6

NOTE 4. INVENTORIES
Inventories consisted of the following:

	Third Quarter of	Year End
As of	2021	2020
(In millions)
Raw materials	$112.2	$95.6
Work-in-process	13.2	16.0
Finished goods	198.0	190.1
Total inventories	$323.4	$301.7
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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Third Quarter of 2021
Revenue	$349.7	$205.4	$184.8	$161.5	$901.4
Acquired deferred revenue adjustment	—	—	—	—	—
Segment revenue	$349.7	$205.4	$184.8	$161.5	$901.4

Operating income	$101.6	$64.9	$60.6	$15.4	$242.5
Acquired deferred revenue adjustment	—	—	—	—	—
Amortization of acquired capitalized commissions	(1.0)	—	—	(0.1)	(1.1)
Segment operating income	$100.6	$64.9	$60.6	$15.3	$241.4

Depreciation expense	$1.7	$1.8	$1.4	$1.0	$5.9

Third Quarter of 2020
Revenue	$317.4	$165.6	$150.2	$158.9	$792.1
Acquired deferred revenue adjustment	—	—	0.4	0.3	0.7
Segment revenue	$317.4	$165.6	$150.6	$159.2	$792.8

Operating income	$97.2	$51.4	$53.9	$8.3	$210.8
Acquired deferred revenue adjustment	—	—	0.4	0.3	0.7
Amortization of acquired capitalized commissions	(1.3)	—	—	—	(1.3)
Segment operating income	$95.9	$51.4	$54.3	$8.6	$210.2

Depreciation expense	$2.0	$1.5	$1.5	$0.9	$5.9

First Three Quarters of 2021
Revenue	$1,057.4	$606.8	$587.5	$481.4	$2,733.1
Acquired deferred revenue adjustment	0.2	—	—	0.1	0.3
Segment revenue	$1,057.6	$606.8	$587.5	$481.5	$2,733.4

Operating income	$304.1	$179.7	$211.2	$36.6	$731.6
Acquired deferred revenue adjustment	0.2	—	—	0.1	0.3
Amortization of acquired capitalized commissions	(3.2)	—	—	(0.2)	(3.4)
Segment operating income	$301.1	$179.7	$211.2	$36.5	$728.5

Depreciation expense	$5.3	$5.3	$4.4	$3.0	$18.0

First Three Quarters of 2020
Revenue	$909.4	$457.0	$472.1	$479.5	$2,318.0
Acquired deferred revenue adjustment	0.2	—	2.6	1.2	$4.0
Segment revenue	$909.6	$457.0	$474.7	$480.7	$2,322.0

Operating income	$245.9	$119.3	$167.8	$38.8	571.8
Acquired deferred revenue adjustment	0.2	—	2.6	1.2	4.0
Amortization of acquired capitalized commissions	(4.0)	—	(0.1)	(0.1)	(4.2)
Segment operating income	$242.1	$119.3	$170.3	$39.9	$571.6

Depreciation expense	$6.1	$4.4	$4.1	$3.1	$17.7

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of the end of the Third Quarter of 2021
Accounts receivable, net	$194.8	$136.8	$103.1	$145.8	$580.5
Inventories	66.0	132.2	59.8	65.4	323.4
Goodwill	1,974.5	407.8	443.9	997.4	3,823.6
As of Year End 2020
Accounts receivable, net	$260.1	$117.5	$91.2	$151.7	$620.5
Inventories	59.1	120.1	49.0	73.5	301.7
Goodwill	1,997.4	415.7	453.8	1,009.6	3,876.5

A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	Third Quarter of		First Three Quarters of
	2021	2020	2021	2020
(In millions)
Consolidated segment operating income	$241.4	$210.2	$728.5	$571.6
Unallocated general corporate expenses	(26.7)	(18.4)	(76.0)	(48.7)
Acquired deferred revenue adjustment	—	(0.7)	(0.3)	(4.0)
Amortization of acquired capitalized commissions	1.1	1.3	3.4	4.2
Amortization of purchased intangible assets	(34.3)	(40.0)	(105.1)	(120.2)
Acquisition / divestiture items	(0.2)	(3.7)	(10.3)	(16.4)
Stock-based compensation / deferred compensation	(32.1)	(32.0)	(99.1)	(61.9)
Restructuring and other costs	(1.7)	(14.7)	(7.9)	(26.7)
Consolidated operating income	147.5	102.0	433.2	297.9
Total non-operating income (expense), net	9.2	(5.6)	23.3	(31.2)
Consolidated income before taxes	$156.7	$96.4	$456.5	$266.7
On a total Company basis, the disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Third Quarter of 2021
North America	$200.4	$84.8	$51.5	$125.0	$461.7
Europe	95.2	68.3	80.2	20.3	264.0
Asia Pacific	47.9	40.2	14.7	8.3	111.1
Rest of World	6.2	12.1	38.4	7.9	64.6
Total segment revenue	$349.7	$205.4	$184.8	$161.5	$901.4
Third Quarter of 2020
North America	$179.5	$64.8	$42.5	$128.4	$415.2
Europe	85.5	56.9	62.5	18.5	223.4
Asia Pacific	45.3	35.0	16.8	8.7	105.8
Rest of World	7.1	8.9	28.8	3.6	48.4
Total segment revenue	$317.4	$165.6	$150.6	$159.2	$792.8
First Three Quarters of 2021
North America	$612.4	$254.5	$165.5	$372.8	$1,405.2
Europe	290.5	200.9	279.6	65.1	836.1
Asia Pacific	137.3	117.2	50.8	23.6	328.9
Rest of World	17.4	34.2	91.6	20.0	163.2
Total segment revenue	$1,057.6	$606.8	$587.5	$481.5	$2,733.4
First Three Quarters of 2020
North America	$527.2	$179.3	$148.0	$377.2	$1,231.7
Europe	245.1	152.7	216.2	58.3	672.3
Asia Pacific	118.8	97.1	48.3	26.2	290.4
Rest of World	18.5	27.9	62.2	19.0	127.6
Total segment revenue	$909.6	$457.0	$474.7	$480.7	$2,322.0
Total revenue in the United States as included in the Condensed Consolidated Statements of Income was $415.2 million and $1,265.3 million and $377.5 million and $1,125.0 million for the third quarter and first three quarters of 2021 and 2020, respectively. No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue.

NOTE 6. DEBT
Debt consisted of the following:

As of		Third Quarter of		Year End
Instrument	Date of Issuance	2021		2020
(In millions)		Effective interest rate
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
2028 Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
2024 Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Credit Facilities:
Uncommitted facilities, floating rate		0.36%	29.1	255.8
Promissory notes and other debt			0.1	0.1
Unamortized discount and issuance costs			(7.3)	(8.7)
Total debt			1,321.9	1,547.2
Less: Short-term debt			29.1	255.8
Long-term debt			$1,292.8	$1,291.4
Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we complied with at the end of the third quarter of 2021.
Debt Maturities
At the end of the third quarter of 2021, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2021 (Remaining)	$29.1
2022	—
2023	300.1
2024	400.0
2025	—
Thereafter	600.0
Total	$1,329.2
Senior Notes
All of our senior notes are unsecured obligations. Interest on the senior notes is payable semi-annually in June and December of each year. Additional details are unchanged from the information disclosed in Note 6, “Debt” of the 2020 Form 10-K.
2018 Credit Facilities
At the end of the third quarter of 2021, we had access to a $1.25 billion unsecured revolving credit facility maturing in May 2023, which may be used for working capital and general corporate purposes, including permitted acquisitions. As part of the credit facility, we may request an additional term loan facility up to $500.0 million prior to the maturity of the credit facility and subject to approval.
Uncommitted Facilities
At the end of the third quarter of 2021, we had two $75.0 million, one €100.0 million, and one £55.0 million revolving credit facilities, which are uncommitted (the “uncommitted facilities”). Generally, these uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.
For further information, refer to Note 6 “Debt” of the 2020 Form 10-K.

NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes the fair values of financial instruments at fair value on a recurring basis for the periods indicated and determined using the following inputs:

	Fair Values as of the end of the Third Quarter of 2021				Fair Values at the end of 2020
	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level I)	(Level II)	(Level III)	Total	(Level I)	(Level II)	(Level III)	Total
Assets
Deferred compensation plan (1)	$42.9	$—	$—	$42.9	$41.9	$—	$—	$41.9
Derivatives (2)	—	0.2	—	0.2	—	0.9	—	0.9
Total assets measured at fair value	$42.9	$0.2	$—	$43.1	$41.9	$0.9	$—	$42.8

Liabilities
Deferred compensation plan (1)	$42.9	$—	$—	$42.9	$41.9	$—	$—	$41.9
Derivatives (2)	—	0.5	—	0.5	—	0.5	—	0.5
Contingent consideration (3)	—	—	12.0	12.0	—	—	12.3	12.3
Total liabilities measured at fair value	$42.9	$0.5	$12.0	$55.4	$41.9	$0.5	$12.3	$54.7
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
Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $1.5 billion and $1.8 billion at the end of the third quarter of 2021 and at the end of 2020.
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
NOTE 8. DEFERRED COSTS TO OBTAIN CUSTOMER CONTRACTS
Deferred costs to obtain customer contracts at the end of the third quarter of 2021 and at the end of 2020 were $55.0 million and $51.3 million. These costs are included in Other non-current assets in the Condensed Consolidated Balance Sheets.
Amortization expense related to deferred costs to obtain customer contracts for the third quarter and the first three quarters of 2021 and 2020 was $6.3 million and $18.7 million and $5.7 million and $16.8 million, respectively. This expense is included in Sales and marketing expense in the Condensed Consolidated Statements of Income.

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
Accrued warranty expense at the end of the third quarter of 2021 and at the end of 2020 was $17.9 million and $13.8 million, and is included in Other current liabilities in our Condensed Consolidated Balance Sheet.
NOTE 10. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes to our deferred revenue during the third quarter and first three quarters of 2021 and 2020 were as follows:

	Third Quarter of		First Three Quarters of
(In millions)	2021	2020	2021	2020
Beginning balance of the period	$606.1	$531.0	$613.8	$541.9
Revenue recognized	(92.3)	(87.6)	(471.8)	(419.5)
Net deferred revenue activity	75.2	58.2	447.0	379.2
Ending balance of the period	$589.0	$501.6	$589.0	$501.6
Remaining Performance Obligations
At the end of the third quarter of 2021, approximately $1.6 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.2 billion or 75% of our remaining performance obligations as revenue during the next 12 months, and the remainder thereafter.
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
The following table shows the computation of basic and diluted earnings per share:

	Third Quarter of		First Three Quarters of
	2021	2020	2021	2020
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$124.0	$84.7	$377.4	$209.6
Denominator:
Weighted average number of common shares used in basic earnings per share	251.8	250.7	251.5	250.4
Effect of dilutive securities	2.7	2.1	2.8	1.5
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	254.5	252.8	254.3	251.9

Basic earnings per share	$0.49	$0.34	$1.50	$0.84
Diluted earnings per share	$0.49	$0.34	$1.48	$0.83

Antidilutive weighted average shares (1)	0.1	0.3	—	1.1
(1) Antidilutive shares are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase the diluted earnings per share.

NOTE 12. INCOME TAXES
Our effective income tax rate for the third quarter of 2021 was 20.9%, as compared to 12.0% in the corresponding period in 2020. The increase was primarily due to a tax benefit from reserve releases related to the expiration of the U.S. federal statute of limitations in the third quarter of 2020. For the first three quarters of 2021, our effective income tax rate was 17.3%, as compared to 21.3% in the corresponding period in 2020. The decrease was primarily due to one-time tax benefits from a foreign deferred tax asset and income tax refund, as well as an increased tax benefit from stock-based compensation deductions.
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
Unrecognized tax benefits of $46.8 million and $47.8 million at the end of the third quarter of 2021 and at the end of 2020, if recognized, would favorably affect the effective income tax rate in future periods. At the end of the third quarter of 2021 and at the end of 2020, we accrued interest and penalties of $10.3 million and $9.6 million. Although timing of the resolution and/or closure of audits is not certain, we do not believe that our gross unrecognized tax benefits would materially change in the next twelve months.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
At the end of the third quarter of 2021, we had unconditional purchase obligations of approximately $696.3 million as compared to $241.1 million at the end of 2020. The increases were primarily related to investments in our platform associated with our Connect and Scale 2025 strategy and non-cancellable inventory commitments which increased due to extension of lead times and the growth of our hardware business.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first three quarters of 2021. For a complete discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2020 Form 10-K.
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
•Execute our Connect and Scale 2025 strategy;
•Focus on attractive markets with significant growth and profitability potential;
•Domain knowledge and technological innovation that benefit a diverse customer base;
•Increasing focus on software and services;
•Geographic expansion with localization strategy;
•Optimized go-to-market strategies to best access our markets;
•Strategic acquisitions; and
•Venture fund investments.
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue contracts, as demonstrated by our success in driving annualized recurring revenue (“ARR”)(1) growth of 8% year-over-year at the end of the third quarter of 2021. Excluding the impact of foreign currency and divestitures, organic growth was 11%. This shift has positively impacted our revenue mix and growth over time and is leading to improved visibility in our businesses. Our software, recurring revenue, and services represented 55% of total revenue for the first three quarters of 2021. As our solutions have expanded, our go-to-market model has also evolved with a balanced mix between direct, distribution, and OEM customers as well as an increasing number of enterprise level customer relationships. Additionally, on August 4, 2021, we announced a newly formed strategic venture fund. Our $200 million fund will invest in early- to growth-stage companies that can accelerate innovation and effectively bring new solutions to our customers and industry.

As economic activity continues to recover toward pre-pandemic levels, we continue to experience strong demand for our hardware and associated software offerings. However, due to global supply chain issues caused by impacts of the COVID-19 pandemic and its variant strains and higher demand for our products and services, our operations and the operations of our suppliers have been negatively impacted. Therefore, we have experienced extended delivery times for certain components of our hardware products, increased freight costs, and part and labor shortages. As a result, we are making binding commitments with longer lead times and at higher prices, which may impact our flexibility to adapt to changing market conditions and product demand. We expect these supply chain issues to continue to exist, and we will continue to experience delays in shipping our products and increased costs, which may reduce our revenue and gross margin and continue to increase our backlog.

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
RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	Third Quarter of				First Three Quarters of
	2021	2020	Dollar Change	% Change	2021	2020	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$551.2	$461.4	$89.8	19%	$1,685.5	$1,337.6	$347.9	26%
Service	159.9	160.7	(0.8)	—%	484.3	479.7	4.6	1%
Subscription	190.3	170.0	20.3	12%	563.3	500.7	62.6	13%
Total revenue	$901.4	$792.1	$109.3	14%	$2,733.1	$2,318.0	$415.1	18%
Gross margin	$504.5	$439.7	$64.8	15%	$1,523.2	$1,286.4	$236.8	18%
Gross margin as a % of revenue	56.0%	55.5%			55.7%	55.5%
Operating income	$147.5	$102.0	$45.5	45%	$433.2	$297.9	$135.3	45%
Operating income as a % of revenue	16.4%	12.9%			15.9%	12.9%
Diluted earnings per share	$0.49	$0.34	$0.15	44%	$1.48	$0.83	$0.65	78%

Non-GAAP revenue (1)	$901.4	$792.8	$108.6	14%	$2,733.4	$2,322.0	$411.4	18%
Non-GAAP operating income (1)	$214.7	$191.8	$22.9	12%	$652.5	$522.9	$129.6	25%
Non-GAAP operating income as a % of Non-GAAP Revenue(1)	23.8%	24.2%			23.9%	22.5%
Non-GAAP diluted earnings per share (1)	$0.66	$0.60	$0.06	10%	$2.04	$1.61	$0.43	27%

Annualized Recurring Revenue (“ARR”) (1)	$1,363.6	$1,259.1	$104.5	8%	N/A	N/A	N/A	N/A

(1) Refer to “Supplemental Disclosure of Annualized Recurring Revenue and Non-GAAP Financial Measures” of this Form 10-Q for definitions.
Third Quarter and First Three Quarters of 2021 Compared with Third Quarter and First Three Quarters of 2020
Revenue
Despite supply constraints and increases in our backlog, revenue increased for the third quarter and first three quarters due to strong demand for our hardware and related software, as compared with reduced demand due to the impacts of COVID-19 lockdowns in the prior year, and strong recovery in 2021 in markets across major regions. Growth in subscription sales in many of our software businesses continued to remain strong.
Product revenue increased for the third quarter and first three quarters primarily due to strong hardware and related software sales in Geospatial, Resources and Utilities, and Buildings and Infrastructure. To a lesser extent, Transportation sales also contributed to growth. Service revenue was relatively flat, and subscription revenue increased primarily due to strong growth in Buildings and Infrastructure, and to a lesser extent, Resources and Utilities, slightly offset by a decrease in Transportation.

Gross Margin
Gross margin increased for the third quarter and first three quarters primarily due to strong revenue growth. Gross margin as a percentage of revenue remained relatively flat due to lower intangibles amortization, less product discounting, and favorable product mix, offset by increased supply chain costs for hardware products.
Operating Income
Operating income and operating income as a percentage of revenue increased for the third quarter primarily due to revenue growth in Geospatial, Buildings and Infrastructure, Resources and Utilities, and Transportation as well as overall consistent gross margin.
Operating income and operating income as a percentage of revenue increased for the first three quarters primarily due to strong revenue growth in Geospatial, Buildings and Infrastructure, and Resources and Utilities, partially offset by a decrease in Transportation.
Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense and expense as a percentage of revenue compared for the periods indicated:

	Third Quarter of				First Three Quarters of
	2021	2020	Dollar Change	% Change	2021	2020	Dollar Change	% Change
(In millions)
Research and development	$132.5	$117.9	$14.6	12%	$400.2	$350.1	$50.1	14%
Percentage of revenue	14.7%	14.9%			14.6%	15.1%
Sales and marketing	$125.5	$111.6	$13.9	12%	$373.1	$346.9	$26.2	8%
Percentage of revenue	13.9%	14.1%			13.7%	15.0%
General and administrative	$85.2	$79.4	$5.8	7%	$270.2	$221.2	$49.0	22%
Percentage of revenue	9.5%	10.0%			9.9%	9.5%
Total	$343.2	$308.9	$34.3	11%	$1,043.5	$918.2	$125.3	14%
R&D expense increased for the third quarter and first three quarters primarily due to higher compensation expense, including incentive compensation, partially offset by lower consulting and outside services.
We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased for the third quarter and first three quarters primarily due to higher compensation expense, including incentive compensation and commissions.
G&A expense increased for the third quarter and first three quarters primarily due to higher compensation expense, including incentive compensation, and to a lesser extent, higher consulting and legal fees. In addition, increases for the first three quarters were partially offset by the impact of higher bad debt expense in the first quarter of the prior year.

Amortization of Purchased Intangible Assets

	Third Quarter of				First Three Quarters of
	2021	2020	Dollar Change	% Change	2021	2020	Dollar Change	% Change
(In millions)
Cost of sales	$22.0	$23.3	$(1.3)	(6)%	$66.1	$70.0	$(3.9)	(6)%
Operating expenses	12.3	16.7	(4.4)	(26)%	39.0	50.2	(11.2)	(22)%
Total amortization expense of purchased intangibles	$34.3	$40.0	$(5.7)	(14)%	$105.1	$120.2	$(15.1)	(13)%

Total amortization expense of purchased intangibles as a percentage of revenue	4%	5%			4%	5%
Total amortization expense of purchased intangibles decreased for the third quarter and first three quarters due to the expiration of prior year acquisitions' amortization.
Non-operating Income (Expense), Net
The components of non-operating income (expense), net, were as follows:

	Third Quarter of				First Three Quarters of
	2021	2020	Dollar Change	% Change	2021	2020	Dollar Change	% Change
(In millions)
Interest expense, net	$(15.9)	$(19.6)	$3.7	(19)%	$(49.4)	$(59.7)	$10.3	(17)%
Income from equity method investments, net	8.5	10.8	(2.3)	(21)%	30.3	29.9	0.4	1%
Other income (expense), net	16.6	3.2	13.4	419%	42.4	(1.4)	43.8	(3129)%
Total non-operating income (expense), net	$9.2	$(5.6)	$14.8	(264)%	$23.3	$(31.2)	$54.5	(175)%
Non-operating income increased for the third quarter and first three quarters primarily due to the recognition of gains from the sale of businesses included in Other income (expense), net, and to a lesser extent, lower interest costs associated with a decrease in our outstanding debt.
Income Tax Provision
For the third quarter, our effective income tax rate was 20.9%, as compared to 12.0% in the prior year. The increase was primarily due to a tax benefit from reserve releases related to the expiration of the U.S. federal statute of limitations in the prior year. For the first three quarters, our effective income tax rate was 17.3%, as compared to 21.3% in the prior year. The decrease was primarily due to one-time tax benefits from a foreign deferred tax asset and income tax refund, as well as an increased tax benefit from stock-based compensation deductions.
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

The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	Third Quarter of				First Three Quarters of
	2021	2020	Dollar Change	% Change	2021	2020	Dollar Change	% Change
(In millions)
Buildings and Infrastructure
Segment revenue	$349.7	$317.4	$32.3	10%	$1,057.6	$909.6	$148.0	16%
Segment revenue as a percent of total revenue	39%	40%			39%	39%
Segment operating income	$100.6	$95.9	4.7	5%	$301.1	$242.1	59.0	24%
Segment operating income as a percent of segment revenue	28.8%	30.2%			28.5%	26.6%
Geospatial
Segment revenue	$205.4	$165.6	39.8	24%	$606.8	$457.0	149.8	33%
Segment revenue as a percent of total revenue	23%	21%			22%	20%
Segment operating income	$64.9	$51.4	13.5	26%	$179.7	$119.3	60.4	51%
Segment operating income as a percent of segment revenue	31.6%	31.0%			29.6%	26.1%
Resources and Utilities
Segment revenue	$184.8	$150.6	34.2	23%	$587.5	$474.7	112.8	24%
Segment revenue as a percent of total revenue	21%	19%			21%	20%
Segment operating income	$60.6	$54.3	6.3	12%	$211.2	$170.3	40.9	24%
Segment operating income as a percent of segment revenue	32.8%	36.1%			35.9%	35.9%
Transportation
Segment revenue	$161.5	$159.2	2.3	1%	$481.5	$480.7	0.8	—%
Segment revenue as a percent of total revenue	18%	20%			18%	21%
Segment operating income	$15.3	$8.6	6.7	78%	$36.5	$39.9	(3.4)	(9)%
Segment operating income as a percent of segment revenue	9.5%	5.4%			7.6%	8.3%

The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	Third Quarter of		First Three Quarters of
	2021	2020	2021	2020
(In millions)
Consolidated segment operating income	$241.4	$210.2	$728.5	$571.6
Unallocated general corporate expenses	(26.7)	(18.4)	(76.0)	(48.7)
Acquired deferred revenue adjustment	—	(0.7)	(0.3)	(4.0)
Amortization of acquired capitalized commissions	1.1	1.3	3.4	4.2
Amortization of purchased intangible assets	(34.3)	(40.0)	(105.1)	(120.2)
Acquisition / divestiture items	(0.2)	(3.7)	(10.3)	(16.4)
Stock-based compensation / deferred compensation	(32.1)	(32.0)	(99.1)	(61.9)
Restructuring and other costs	(1.7)	(14.7)	(7.9)	(26.7)
Consolidated operating income	147.5	102.0	433.2	297.9
Total non-operating income (expense), net	9.2	(5.6)	23.3	(31.2)
Consolidated income before taxes	$156.7	$96.4	$456.5	$266.7
Buildings and Infrastructure
Revenue increased for the third quarter and first three quarters primarily due to strong demand for our civil construction hardware and related software and from strong recovery in markets across major regions, including strong residential construction and infrastructure spend. Additionally, higher subscription revenue in our software businesses benefited from the continued cumulative effect of conversions from perpetual licenses to subscription offerings for existing and new customers.
Operating income increased for the third quarter and first three quarters primarily due to higher revenue and relatively consistent gross margin. Increased supply chain costs for hardware products were largely mitigated by less discounting and favorable product mix. Operating income as a percentage of revenue was slightly down for the third quarter due to increased operating expense.
Geospatial
Revenue increased for the third quarter and first three quarters primarily due to strong demand for geospatial survey products, with strong recovery in markets across major regions, including strong residential construction, infrastructure, and utilities spend. Competitive products, including the R12i, helped win business.
Operating income and operating income as a percentage of revenue increased for the third quarter and first three quarters primarily due to higher revenue, relatively consistent gross margin, and operating cost containment. Increased supply chain costs for hardware products were largely mitigated by less discounting and favorable product mix.
Resources and Utilities
Revenue increased for the third quarter and first three quarters primarily due to continued agriculture business strength in the reseller and OEM channels in markets across major regions. Strong market fundamentals, including favorable commodity prices, continued to fuel growth.
Operating income increased for the third quarter and first three quarters primarily due to higher revenue and operating expense containment; gross margin was down due to product mix and increased supply chain costs for hardware products, partially offset by customer price increases and less discounting. Operating income as a percentage of revenue was down for the third quarter and flat for the first three quarters due to lower gross margin.
Transportation
Revenue increased for the third quarter due to continued growth in enterprise software sales, partially offset by the impact of a divestiture. Enterprise revenue continued to experience subscription revenue growth as the business transitioned from a perpetual software license model. Revenue was relatively flat for the first three quarters due to increased enterprise and mobility sales, partially offset by the impact of a divestiture.
Operating income and operating income as a percentage of revenue increased for the third quarter due to slightly higher revenue, improved gross margin from favorable product mix and a prior year discrete inventory charge, as well as operating expense containment. Operating income and operating income as a percentage of revenue decreased for the first three quarters due to relatively flat revenue and consistent gross margin.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter of	Year End
As of	2021	2020	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents	$513.2	$237.7	$275.5	116%
As a percentage of total assets	7.3%	3.5%
Principal balance of outstanding debt	$1,329.2	$1,555.9	$(226.7)	(15)%

	First Three Quarters of
	2021	2020	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$595.2	$483.7	$111.5	23%
Net cash provided by (used in) investing activities	51.0	(244.1)	295.1	(121)%
Net cash used in financing activities	(363.2)	(243.1)	(120.1)	49%
Effect of exchange rate changes on cash and cash equivalents	(7.5)	(1.7)	(5.8)	341%
Net increase (decrease) in cash and cash equivalents	$275.5	$(5.2)
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
We believe that our cash and cash equivalents and borrowings, as described below under the heading “Debt”, along with cash provided by operations will be sufficient to meet our anticipated operating cash needs, debt service, any stock repurchases under the stock repurchase program, and planned expenditures related to our Connect and Scale 2025 strategy in the next twelve months.
Operating Activities
The increase in cash provided by operating activities was primarily driven by higher net income adjusted for non-cash items, and relatively consistent net working capital requirements.
Investing Activities
The increase in cash provided by investing activities was primarily due to the Kuebix acquisition included in the prior year, and net proceeds from the sale of businesses and sale of property and equipment during 2021.
Financing Activities
The increase in cash used in financing activities was primarily driven by an increase in repurchases of common stock, a decrease in debt proceeds, net of debt repayments, and an increase in withholding tax payment on vesting of restricted stock awards.
Debt
During the first three quarters , we repaid $222.8 million of debt, net of debt proceeds. Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we were in compliance with at the end of the third quarter of 2021. Refer to Note 6 “Debt” of this Form 10-Q for more information regarding our debt.
Off Balance Sheet Financing and Liabilities
Except for those disclosed in Note 13, “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, there have been no material changes outside of the ordinary course of business to our contractual obligations and commitments disclosed in our 2020 Form 10-K.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material, and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets at the end of the third quarter of 2021 and 2020.

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

		Third Quarter of				First Three Quarters of
		2021		2020		2021		2020
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$901.4		$792.1		$2,733.1		$2,318.0
Acquired deferred revenue adjustment	(A)	—		0.7		0.3		4.0
Non-GAAP revenue:		$901.4		$792.8		$2,733.4		$2,322.0
GROSS MARGIN:
GAAP gross margin:		$504.5	56.0%	$439.7	55.5%	$1,523.2	55.7%	$1,286.4	55.5%
Acquired deferred revenue adjustment	(A)	—		0.7		0.3		4.0
Amortization of purchased intangible assets	(C)	22.0		23.3		66.1		70.0
Acquisition / divestiture items	(D)	—		—		—		1.7
Stock-based compensation / deferred compensation	(E)	2.7		2.5		7.3		5.2
Restructuring and other costs	(F)	—		0.3		0.2		1.0
Non-GAAP gross margin:		$529.2	58.7%	$466.5	58.8%	$1,597.1	58.4%	$1,368.3	58.9%
OPERATING EXPENSES:
GAAP operating expenses:		$357.0	39.6%	$337.7	42.6%	$1,090.0	39.9%	$988.5	42.6%
Amortization of acquired capitalized commissions	(B)	1.1		1.3		3.4		4.2
Amortization of purchased intangible assets	(C)	(12.3)		(16.7)		(39.0)		(50.2)
Acquisition / divestiture items	(D)	(0.2)		(3.7)		(10.3)		(14.7)
Stock-based compensation / deferred compensation	(E)	(29.4)		(29.5)		(91.8)		(56.7)
Restructuring and other costs	(F)	(1.7)		(14.4)		(7.7)		(25.7)
Non-GAAP operating expenses:		$314.5	34.9%	$274.7	34.6%	$944.6	34.6%	$845.4	36.4%
OPERATING INCOME:
GAAP operating income:		$147.5	16.4%	$102.0	12.9%	$433.2	15.9%	$297.9	12.9%
Acquired deferred revenue adjustment	(A)	—		0.7		0.3		4.0
Amortization of acquired capitalized commissions	(B)	(1.1)		(1.3)		(3.4)		(4.2)
Amortization of purchased intangible assets	(C)	34.3		40.0		105.1		120.2
Acquisition / divestiture items	(D)	0.2		3.7		10.3		16.4
Stock-based compensation / deferred compensation	(E)	32.1		32.0		99.1		61.9
Restructuring and other costs	(F)	1.7		14.7		7.9		26.7
Non-GAAP operating income:		$214.7	23.8%	$191.8	24.2%	$652.5	23.9%	$522.9	22.5%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$9.2		$(5.6)		$23.3		$(31.2)
Acquisition / divestiture items	(D)	(19.0)		0.1		(41.8)		2.5
Deferred compensation	(E)	0.2		(4.2)		(4.0)		(4.8)
Non-GAAP non-operating expense, net:		$(9.6)		$(9.7)		$(22.5)		$(33.5)

			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			(I)		(I)		(I)		(I)
INCOME TAX PROVISION:
GAAP income tax provision:		$32.7	20.9%	$11.6	12.0%	$79.0	17.3%	$56.8	21.3%
Non-GAAP items tax effected	(G)	10.1		10.3		29.6		46.2
Difference in GAAP and Non-GAAP tax rate	(H)	(6.3)		7.3		1.9		(20.7)

Non-GAAP income tax provision:		$36.5	17.8%	$29.2	16.0%	$110.5	17.5%	$82.3	16.8%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$124.0		$84.7		$377.4		$209.6
Acquired deferred revenue adjustment	(A)	—		0.7		0.3		4.0
Amortization of acquired capitalized commissions	(B)	(1.1)		(1.3)		(3.4)		(4.2)
Amortization of purchased intangible assets	(C)	34.3		40.0		105.1		120.2
Acquisition / divestiture items	(D)	(18.8)		3.8		(31.5)		18.9
Stock-based compensation / deferred compensation	(E)	32.3		27.8		95.1		57.1
Restructuring and other costs	(F)	1.7		14.7		7.9		26.7
Non-GAAP tax adjustments	(G) - (H)	(3.8)		(17.6)		(31.5)		(25.5)
Non-GAAP net income attributable to Trimble Inc.:		$168.6		$152.8		$519.4		$406.8

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$0.49		$0.34		$1.48		$0.83
Acquired deferred revenue adjustment	(A)	—		—		—		0.02
Amortization of acquired capitalized commissions	(B)	—		(0.01)		(0.01)		(0.02)
Amortization of purchased intangible assets	(C)	0.13		0.16		0.41		0.48
Acquisition / divestiture items	(D)	(0.07)		0.02		(0.12)		0.07
Stock-based compensation / deferred compensation	(E)	0.12		0.11		0.37		0.23
Restructuring and other costs	(F)	0.01		0.05		0.03		0.10
Non-GAAP tax adjustments	(G) - (H)	(0.02)		(0.07)		(0.12)		(0.10)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$0.66		$0.60		$2.04		$1.61

ADJUSTED EBITDA:
GAAP net income attributable to Trimble Inc.:		$124.0		$84.7		$377.4		$209.6
Non-operating income (expense), net, income tax provision, and net gain attributable to noncontrolling interests		23.5		17.3		55.8		88.3
GAAP operating income:		147.5		102.0		433.2		297.9
Acquired deferred revenue adjustment	(A)	—		0.7		0.3		4.0
Amortization of acquired capitalized commissions	(B)	(1.1)		(1.3)		(3.4)		(4.2)
Amortization of purchased intangible assets	(C)	34.3		40.0		105.1		120.2
Acquisition / divestiture items	(D)	0.2		3.7		10.3		16.4
Stock-based compensation / deferred compensation	(E)	32.1		32.0		99.1		61.9
Restructuring and other costs	(F)	1.7		14.7		7.9		26.7
Non-GAAP operating income:		214.7		191.8		652.5		522.9
Depreciation expense		10.2		9.9		31.2		29.4
Income from equity method investments, net		8.5		10.8		30.3		29.9
Adjusted EBITDA		$233.4	25.9%	$212.5	26.8%	$714.0	26.1%	$582.2	25.1%
Annualized Recurring Revenue Explanation
In addition to providing non-GAAP financial measures, we provide an annualized recurring revenue (“ARR”) performance measure in order to provide investors with a supplementary indicator of the value of the Company's current recurring revenue contracts. ARR represents the estimated annualized value of recurring revenue, including subscription, maintenance and support revenue, and term license contracts for the quarter. ARR is calculated by adding the portion of the contract value of all of our term licenses attributable to the current quarter to our non-GAAP recurring revenue for the current quarter and dividing that sum by the number of days in the quarter and then multiplying that quotient by 365. ARR should be viewed independently of revenue and deferred revenue as it is a performance measure and is not intended to be combined with or to replace either of those items.
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
Non-GAAP gross margin
We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions, and manufacturing costs influence our business. Non-GAAP gross margin excludes the effects of purchase accounting adjustments to certain acquired deferred revenue, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, deferred compensation, and restructuring and other costs. We believe that these adjustments offer investors additional information that may be useful to view trends in our gross margin performance.
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude the effects of purchase accounting adjustments to certain acquired capitalized commissions that were eliminated in purchase accounting, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, deferred compensation, and restructuring and other costs. We believe that these adjustments offer investors supplemental information to facilitate comparison of our operating expenses to our prior results and trends.
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
Non-GAAP non-operating expense, net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating expense, net, excludes acquisition/divestiture items and deferred compensation. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
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

(F).Restructuring and other costs. Included in our GAAP presentation of cost of sales and operating expenses are restructuring and other exit costs comprised of termination benefits related to reductions in employee headcount, including executive severance agreements, and the closure or exit of facilities. In addition, other costs include COVID-19 expenses incurred as a direct impact from the COVID-19 virus pandemic, such as cancellation fees of trade shows due to public safety issues, additional costs for disinfecting facilities, and personal protective equipment. We exclude restructuring and other exit costs and COVID-19 expenses from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparison to our past operating performance. Furthermore, these costs can vary significantly, thus exclusion from our non-GAAP results is useful to investors because it allows for period-over-period comparability.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the third quarter and the first three quarters of 2021, revenue was favorably impacted by foreign currency exchange rates by $5.1 million and $51.1 million; operating income was favorably impacted by $0.4 million and $6.4 million.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, certain trade and intercompany receivables and payables, primarily denominated in New Zealand Dollars, British Pound, Brazilian Real, Canadian Dollars, Chinese Yuan, and Norwegian Krone. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding at the end of the third quarter of 2021 and at the end of 2020 are summarized as follows (in millions):

	Third Quarter of 2021		Year End 2020
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(86.1)	$0.3	$(99.4)	$0.9
Sold	$79.2	$—	$52.0	$(0.5)
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
(b) Internal Control Over Financial Reporting.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) The following table provides information relating to our purchases of equity securities for the third quarter of 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 3, 2021 – August 6, 2021	—	$—	—	$750,000,000
August 7, 2021 – September 3, 2021	339,346	$94.54	339,346	$717,918,229
September 4, 2021 – October 1, 2021	738,934	$91.92	738,934	$649,995,416
Total	1,078,280		1,078,280
On August 19, 2021, our Board of Directors approved a new share repurchase program (“2021 Stock Repurchase Program”) authorizing up to $750.0 million in repurchases of our common stock. The share repurchase authorization went into effect immediately after being announced, does not have an expiration date, and replaces and supersedes the $600.0 million share repurchase authorization approved by our Board of Directors in November 2017 (“2017 Stock Repurchase Program”), of which $50.7 million was remaining and has been cancelled.
Under the 2021 Stock Repurchase Program, we may repurchase shares from time to time, subject to business and market conditions and other investment opportunities, through open market transactions, privately-negotiated transactions, accelerated stock repurchase plans, or by other means. The timing and actual number of any shares repurchased will depend on a variety of factors, including market conditions, our share price, other available uses of capital, applicable legal requirements, and other factors. The 2021 Stock Repurchase Program may be suspended, modified or discontinued at any time at the Company’s discretion without notice.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this Form 10-Q.
EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company. (1)
3.2	Bylaws of the Company. (2)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (3)
10.1	Age and Service Equity Vesting Program, as amended August 6, 2021 (4) (+)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from this Report on Form 10-Q, formatted in Inline XBRL.
(1)Incorporated by reference to exhibit 3.1 to the Company’s Report on Form 8-K filed October 3, 2016.
(2)Incorporated by reference to exhibit 3.1 to the Company’s Report on Form 8-K filed September 30, 2020.
(3)Incorporated by reference to exhibit 4.1 to the Company’s Report on Form 8-K filed October 3, 2016.
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
DATE: November 3, 2021