Form 10-K
period 2021-12-31
TRIMBLE INC.
filed 2022-02-23
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 2, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $20.7 billion based on the closing price as reported on the NASDAQ Global Select Market. Shares of common stock held by each officer and director of the registrant have been excluded in that such person may be deemed to be an affiliate. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2022
Common stock, $0.001 par value	251,215,563	shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of Trimble Inc. Proxy Statement relating to the annual meeting of stockholders to be held on May 25, 2022 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:
•the impact of the COVID-19 pandemic, including upon global or local macroeconomic conditions, our results of operations, and estimates or judgments;
•supply chain shortages and disruptions resulting in increased costs and reduced revenue;
•seasonal fluctuations in our hardware revenue, sales to U.S. governmental agencies, longer ordering, lead times and less flexibility to adapt to changes in product mix demand, and expectations that we will experience less seasonality in the future;
•changes in global macroeconomic conditions;
•the portion of our revenue expected to come from sales to customers located in countries outside of the U.S.;
•our plans to continue to invest in research and development to actively develop and introduce new products and to deliver targeted solutions to the markets we serve;
•a continued shift in revenue towards a more significant mix of software and recurring revenue, including subscription, maintenance and support, and services revenue;
•our belief that increases in recurring revenue, including from our software and subscription solutions, will provide us with enhanced business visibility over time;
•our belief that our cash and cash equivalents, together with borrowings under the commitments for our credit facilities and senior notes, will be sufficient to meet our anticipated operating cash needs, debt service, and planned capital expenditures for the foreseeable future;
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
The forward-looking statements regarding future events and the future results of Trimble Inc. (“Trimble” or “the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate, our current tax structure, including where our assets are deemed to reside for tax purposes, and the beliefs and assumptions of our management. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in this report under the section entitled “Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We reserve the right to update these statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.  The risks and uncertainties under the caption “Risks and Uncertainties” contained herein, among other things, should be considered in evaluating our prospects and future financial performance.

TRIMBLE INC.
2021 FORM 10-K ANNUAL REPORT

PART I
Item 1.Business
Trimble Inc. (“Trimble” or “the Company” or “we” or “our” or “us”) is a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes and drive a more sustainable future. Our comprehensive work process solutions are used across a range of industries including architecture, building construction, civil engineering, geospatial, survey and mapping, agriculture, natural resources, utilities, transportation, and government. Our representative customers include construction owners, contractors, engineering and construction firms, surveying companies, farmers and agricultural companies, energy and utility companies, trucking companies, and state, federal, and municipal governments.
For more than 40 years, sustainability has been at the heart of who we are as a company. Positive sustainability impacts are woven into our work, realized both internally and through our customers' application of our technology. Ensuring a sustainable future is one of the defining issues of our generation, and current realities require even more accelerated focus and stepped-up ambitions for our strategic approach and process for managing the material environmental, social, and governance (“ESG”) aspects of our business. We believe our efforts will make us a better and more resilient company positioned to take on our most pressing environmental and social issues while creating even greater benefits for the customers and stakeholders we serve in the months and years to come.
We transform the way the world works by delivering products and services that connect the physical and digital worlds. Core technologies used in positioning, modeling, connectivity, and data analytics enable customers to improve productivity, quality, safety, and sustainability. Our products are sold based on return on investment and provide benefits such as lower operational costs, higher productivity, improved quality, enhanced safety and regulatory compliance, and reduced environmental impact, ranging from reduced greenhouse gas emissions (GHG) to reduced water use. Our representative products include equipment that automates and enables increased precision within large industrial machines such as tractors and bulldozers; integrated systems that track and manage fleets of vehicles and workers and provide real-time information and analytics to the back-office; data collection systems that enable the management of large amounts of geo-referenced information; software solutions that connect all aspects of a construction site or a farm; and building information modeling (“BIM”) software that is used throughout the design, build, and operation of buildings.
We focus on integrating our broad technological and application capabilities to create vertically-focused, system-level solutions that transform how work is done within the industries we serve. The integration of sensors, software, connectivity, and information in our portfolio gives us the unique ability to provide an information model specific to the customer’s workflow. Our strategy incorporates a platform strategy, which we are executing in part by partnering to build ecosystems to better serve our customers. For example, in construction, our strategy is centered on the concept of a “constructible model” that is at the center of our “Connected Construction” solutions, which provide real-time, connected, and cohesive information environments for the design, build, and operational phases of construction projects. In agriculture, we continue to develop “Connected Farm” solutions to optimize operations across the agriculture workflow. In long haul trucking, our “Connected Supply Chain” solutions provide transportation companies with tools to enhance fuel efficiency, safety, transparency, and sustainability through connected vehicles and fleets across the enterprise.
Software is a key element for our solutions and accounts for a steadily increasing portion of our business. Our software products and services range from embedded real-time firmware to application software that integrates field data with large-scale enterprise back-office applications. Many of our software solutions are built on configurable and enterprise-grade scalable platforms that can be tailored to the workflows that our customers follow to implement their customized business processes. Our software capabilities include extensive three-dimensional (“3D”) modeling, analysis, and design solutions; design and data preparation software; BIM software; enterprise resource planning and project management solutions; cloud-based collaboration solutions; applications for advanced surveying, data collection, and analysis for farm productivity solutions; fleet management solutions for transportation; as well as a large suite of domain-specific software applications used across a host of industries including agriculture, construction, utilities, and transportation. Our software is sold as perpetual or term licenses or as a subscription and can be delivered for on-premise installation or in a hosted environment as Software as a Service (“SaaS”). Our subscription-based offerings are also increasingly being extended into offerings that include both hardware and software, providing a complete customer solution together with customer technology assurance as new generations of hardware become available. We are extending these offerings to run across diverse environments, including cloud environments, and we will continue to focus on delivering our differential value in providing domain-specific workflows and enhancing lifecycle management across our target industries. Our software products allow our customers to optimize their work processes for targeted outcomes, improve their productivity, and gain insight into their projects and operations to enhance their decision-making and to gain maximum benefit from a broad range of other Trimble products and systems.

Many of our products integrate real-time positioning or location technologies with wireless communications and software or information technologies. Information about location or position is transmitted via a wireless link to a domain-specific software application, which enhances the productivity of the worker, asset, or work process. Position is provided through a number of technologies including the U.S. Global Positioning System (“GPS”), other Global Navigation Satellite Systems (“GNSS”) and their augmentation systems, and systems that use laser, optical, inertial, or other technologies to establish real-time position. Integration of wireless communications in our solutions facilitates real-time data flow, communication, and situational awareness within sites and between work sites or vehicles and offices.
Our global operations include major development, manufacturing, or logistics operations in the United States, the Netherlands, India, Germany, Finland, Canada, New Zealand, the United Kingdom, and Sweden. Products are sold in more than 150 countries, through dealers, representatives, joint ventures, and other channels throughout the world, as well as direct sales to end users.
Business Strategy
Our growth strategy is centered on multiple elements:
•Executing on our Connect and Scale strategy. We continue to focus on executing our multi-year platform strategy. This strategy contains two elements. The first element, Connect, aims to connect more customer workflows, industry life cycles, and solution offerings, so that we can continue to transform the way our customers work. This includes integrating more of our customers’ data through cloud offerings and making more of our solutions available over time on a subscription basis. Cloud enablement raises the bar with shared, on-demand services that empower network participants to proactively contribute to organic value creation and delivery directly and with fewer intermediaries. When end users interact on a shared, online platform, the overall value that is created increases as the number of end-user participants increases. This network effect means that the willingness of developers, partners, or end users to engage increases as the number of network participants grows, which further enhances the platform experience and end-user value. The second element, Scale, aims to invest in the people, processes, and technologies that are necessary to streamline and standardize our internal processes, provide a seamless experience for our customers as they engage with our connected solutions, and enable us to continue to grow our business efficiently and effectively for many years into the future.
•Increasing focus on software and services. Software and services targeted for the needs of vertical end markets are increasingly important elements of our solutions and are core to our growth strategy. We generally have an open application programming interface philosophy and open vendor environment, which leads to increased adoption of our software and analytics offerings. These software and services solutions integrate and optimize additional workflows for our customers, thereby improving their work productivity, and in the case of subscription, maintenance, and support services, also provide us with enhanced business visibility over time. Professional services constitute an additional customer offering that helps our customers integrate and optimize the use of our offerings in their environment.
•Focus on attractive markets with significant growth and profitability potential. We focus on large markets historically underserved by technology that offer significant potential for long-term revenue growth, profitability, and market leadership. Our core industries, such as construction, agriculture, and transportation, are each multi-trillion dollar global industries that operate in demanding environments with technology adoption in the early phases relative to other industries. With the emergence of mobile and cloud computing capabilities, the increasing technological know-how of end users, and compelling return on investment, we believe many of our markets are attractive for substituting Trimble’s technology and solutions in place of traditional operating methods.
•Domain knowledge and technological innovation that benefit a diverse customer base. We have over time redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in research and development (“R&D”) and acquisitions. We currently have over 1,000 unique patents reflective of our technology portfolio and deep domain knowledge to deliver specific, targeted solutions quickly and cost-effectively to each of the vertical markets we serve. We look for opportunities where the opportunity for technological change is high and that have a requirement for the integration of multiple technologies into complete vertical solutions.
•Geographic expansion with localization strategy. We view international expansion as an important element of our strategy, and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have distribution channels in over 85 countries, and sales are supported by our own offices located in over 40 countries around the world.
•Optimized go-to-market strategies to best access our markets. We utilize vertically focused go-to-market strategies that leverage domain expertise to best serve the needs of individual markets both domestically and abroad. These go-to-market capabilities include independent dealers, joint ventures, original equipment manufacturers (“OEM”), and distribution alliances with key partners, such as CNH Industrial, Caterpillar, and Nikon, as well as direct sales to end users, which provide us with broad market reach and localization capabilities to effectively serve our markets.

•Strategic acquisitions. Organic growth continues to be our primary focus, while acquisitions serve to enhance our market position. We acquire businesses that bring domain expertise, geographic presence, technology, products, and distribution capabilities that augment our portfolio and allow us to penetrate existing markets more effectively, or to establish a market beachhead. Our success in targeting and effectively integrating acquisitions is an important aspect of our growth strategy.
•Venture fund investments. In 2021, we announced a newly formed strategic venture fund. With this fund, we expect to invest up to $200 million in early- to growth-stage companies that can accelerate innovation and effectively bring new solutions to our customers and the industries that we serve and would give us an early, inside look and stake in emerging business and technology solutions.
•Sustainability. The global economy is experiencing a fundamental shift toward sustainability driven through broad stakeholder engagement, with a focus on decarbonization. Historically, through delivering productivity and efficiency gains, Trimble products have delivered sustainability for our customers, and we envision more opportunities to deliver expanded carbon reductions and other sustainability benefits, such as water management in agriculture and utilities, for our customers through our Connect and Scale and the other strategies we have described.
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. As our solutions have expanded, our go-to-market model has also evolved, with a balanced mix between direct, distribution, and OEM customers, as well as an increasing number of enterprise-level customer relationships.
Business Segments and Markets
Our segments are distinguished by the markets they serve. Each segment consists of businesses that are responsible for product development, marketing, sales, strategy, and financial performance. We report our financial performance, including revenue and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation. For further financial information about our segments, see Note 5 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Buildings and Infrastructure
The Buildings and Infrastructure segment primarily serves customers working in architecture, engineering, construction, and operations and maintenance. Within this segment, our most substantial product portfolios are focused on building construction and civil engineering and construction.
Building Construction. Our building construction portfolio of solutions for the residential, commercial, and industrial building industry spans the entire life cycle of a building and is used by construction owners, architects, designers, general contractors, sub-contractors, and engineers. These solutions serve to improve productivity and to enhance data sharing and collaboration across different teams and stakeholders to help keep projects within cost, time, and quality targets. The suite of technologies and solutions we provide to the building industry includes program management solutions for construction owners including software for 3D conceptual design and modeling; BIM software that is used in design, engineering, and construction; enterprise resource planning, project management, and project collaboration for general contractors; advanced integrated site layout and measurement systems; cost estimating; scheduling; and project controls solutions for contractors. The suite also includes applications for sub-contractors and construction trades such as steel, concrete, and mechanical, electrical and plumbing; project coordination; and capital program planning and management. In addition, our Trimble Connect collaboration platform streamlines customer workflows and enables interoperability between Trimble’s and other providers' solutions. These solutions for the building industry serve to automate, streamline, and transform work processes across the building construction industry. Our solutions provide customer benefits such as reduced costs, reduced waste and re-work, increased worker safety and efficiencies, faster project completion times, improved information flow, better decision making, enhanced quality control, and multiple sustainability benefits for our customers.
During 2021, we announced new developments in several of our software offerings, including: (i) the release of Tekla 2021 Structural BIM software solutions, which include new software features and enhancements to power data-driven, collaborative, and connected workflows across all project phases, (ii) the introduction of Trimble Construction OneTM, a connected, cloud-based construction management platform, (iii) the formation of a strategic partnership with Microsoft to drive digital transformation across industries, and (iv) collaboration with One Click LCA to add an embodied carbon assessment tool into Tekla Structures to help customers understand the carbon from the materials they use and help them optimize among early design choices.

Civil Engineering and Construction. Our civil engineering and construction portfolio spans the lifecycle of civil infrastructure assets from feasibility and capital budgeting, to planning and design, to construction, through to long-term operation and maintenance. Our solutions serve the key industry stakeholders including the asset owners or clients, design engineers, consultants, contractors, sub-contractors, and suppliers. Our technological suite is employed across the entire project life cycle to improve productivity, reduce waste and re-work, including reduced carbon emissions, and enable more informed decision making through enhanced situational awareness, data flow, data-driven insights and decision support, and project collaboration. At the same time, our solutions can improve worker safety and reduce environmental impact. Our suite of integrated solutions and technologies in this area includes field and office software for optimized route selection and design; software for 3D design and data sharing; systems to automatically guide and control construction equipment such as excavators, bulldozers, wheel loaders, motor graders, and paving equipment; systems to monitor, track, and manage assets, equipment, and workers; and software to facilitate the management of the construction process and for sharing and communication of data in real time. Together, these solutions are designed to transform how work is done within the civil construction industry.
The civil construction market portfolio integrates data and information across the entire construction process and across mixed fleets. This includes data from site positioning and machine control systems, construction asset management equipment and services, and various software applications. Utilizing wireless and internet-based site communications infrastructure, our solutions include the ability to track and control equipment, to deploy a 3D model to machines and to track progress of work in real-time, and to reduce re-work. By leveraging our technology, contractors gain greater insight into their operations helping them to lower costs and improve productivity, worker safety, and asset utilization.
We maintain a joint venture with Caterpillar, Caterpillar-Trimble Control Technologies (“CTCT”), to develop the next generation of advanced electronic guidance and control products for earth-moving machines. The joint venture develops machine control and guidance products that use site design information combined with accurate positioning technology to automatically control dozer blades and other machine tools. We also maintain a joint venture with Hilti, which focuses on the joint development of measuring solutions for the building construction trades and the integration of data for construction management.
During 2021, we announced a number of developments, including: (i) the availability of Trimble civil construction field software globally on a subscription basis, giving contractors the ability to implement and scale Trimble's machine control and construction surveying solutions more easily and with no large up-front costs, (ii) the availability of a new version of Trimble Earthworks Grade Control Platform, which includes support for soil compactors, and (iii) the introduction of Siteworks SE Starter Edition, which is an entry-level, easy-to-use construction surveying software solution.
We sell and distribute our products in the Building and Infrastructure segment through both a direct sales force and global networks of independent dealers with expertise and customer relationships in the respective markets, including SITECH Technology dealers, which serve the civil construction industry, and BuildingPoint dealers, which serve the building construction industry. We also sell many of our software solutions through our own direct sales force.
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

Geospatial
The Geospatial segment primarily serves customers working in surveying, engineering, and government. Within this segment our most substantial product portfolios are focused on surveying and geospatial and geographic information systems (“GIS”).
Surveying and Geospatial. Through our surveying product portfolio, professional surveyors and engineers provide services to the construction, engineering, mining, oil and gas, energy and utilities, government, and land management sectors. Our survey solutions replace less productive conventional methods of surveying, mapping, 2D or 3D modeling, monitoring, measurement, reporting, and analysis. Our suite of solutions includes field-based data collection systems and field software, real time communications systems, and back-office software for data processing, modeling, monitoring, reporting, and analysis. Our field-based technologies are used in handheld, land mobile, and airborne applications and incorporate technologies such as mobile application software, high precision GNSS, robotic measurement systems, inertial positioning, 3D laser scanning, digital imaging, and optical or laser measurement. We maintain a joint venture with Nikon, which focuses on the design and manufacture in Japan of surveying instruments including mechanical total stations and related products. Our office-based products include software for planning, data processing and editing, quality control, 3D modeling, intelligent data analysis and feature extraction, deformation monitoring, project reporting, and data export. Our customers in this area gain benefits from the use of our products including significantly improved productivity in both field and office activities, improved safety through non-contact measurement and detection of potentially dangerous ground or structure movement, and improved data flow that enables better decision making.
Geographic Information Systems. Our GIS product line collects authoritative field data and integrates that data into GIS databases. Our handheld data collection systems allow users to efficiently and accurately log positions and descriptive information about their assets, ensure the integrity and accuracy of GIS information, and ultimately enable better decision-making. Through a combination of wireless technologies and software solutions, fieldwork results are seamlessly delivered to back-office GIS systems, while mobile workers can access relevant GIS information remotely. This capability provides significant advantages to users, including improved productivity, accuracy, and access to information in the field.
During 2021, we announced a number of new developments, including: (i) the introduction of the Trimble R750 GNSS Modular Receiver, a connected base station for use in civil construction, geospatial, and agricultural applications, (ii) the launch of the Trimble DA2 GNSS receiver for the Trimble Catalyst® positioning service, (iii) the introduction of the MX50 mobile mapping system for asset management and mapping, (iv) the introduction of the Trimble SX12 Scanning Total Station, which is the next iteration of our 3D scanning total station, and (v) the introduction of the FOCUS 50 high-performance robotic total station under the Spectra brand. As of 2021, we also offer our key software packages: Trimble Business Center for the office and Trimble Access for the field both offered under term and perpetual licenses, which provides our customers flexible options.
We sell and distribute our products in the Geospatial segment primarily through a global network of independent dealers and business partners. Major competitors in this segment are typically survey instrument companies that provide software-driven 3D measurement and imaging solutions. We compete principally on the basis of innovation, differentiated products, integrated workflow solutions, domain expertise, service, quality, and geographic reach.
Resources and Utilities
The Resources and Utilities segment primarily serves customers working in agriculture, forestry, and utilities. Within this segment, our most substantial product portfolio addresses the agriculture market.
Our precision agriculture products and services consist of guidance and positioning systems, including autonomous steering systems, automated and variable-rate application and technology systems, and information management solutions that enable farmers and their partners to improve crop performance, profitability, and environmental quality. Our precision agriculture solutions can assist farmers throughout every step of their farming process beginning with land preparation and continuing through the planting, nutrient, pest management, and harvesting phases of a crop cycle. We provide manual and automated navigation guidance for tractors and other farm equipment used in spraying, planting, cultivating, and harvesting applications. The benefits to the farmer include faster machine operation, higher yields, and lower consumption of fuel and chemicals, lower carbon footprint, and improved soil health than conventional equipment. In addition, we provide solutions to automate application of pesticide and seeding. Our water solutions help farmers minimize their water costs and distribute water more efficiently and include applications for leveling agricultural fields for irrigation and aligning drainage systems to better manage water flow in fields.
Software solutions that use data to enhance farm productivity are an increasing focus in our agriculture business. Our agricultural software is used by farmers to help integrate all of the information on the farm, and is also used by advisors, suppliers, and purchasers to share information to help improve efficiencies. Our agricultural software enables farmers to make more informed decisions leading to higher yields, better quality crops, increased profitability, and increased environmental sustainability.

For many of our end-market applications and customer needs, the positional accuracy that can be derived from GNSS satellite signals alone is insufficient. In these applications, higher levels of positional accuracy are required. For these situations, we provide an augmentation service that improves the positional accuracy that is available to the customer; thereby, enabling higher levels of precision and automation in work processes that are conducted in the field. This service is provided by Trimble Positioning Services and is available in a variety of formats and accuracy levels, depending on the relevant application's specific needs. Trimble Positioning Services serves customers in a variety of end markets, including agriculture, construction, geospatial, and other markets, with a majority of its customers being in agriculture.
During 2021, we announced a number of new developments, including: (i) significant enhancements to the Trimble Centerpoint RTX correction service, giving farmers the ease of use of the satellite-delivered corrections and RTK horizontal performance in less time, and (ii) a collaboration with HORSCH focused on developing solutions that enable autonomy in agriculture with the goal of building a future for autonomous machines and workflows in the industry.
We use multiple distribution approaches to access the agricultural market including independent dealers and direct selling to enterprise accounts. A significant portion of our sales are through CNH Industrial and affiliated dealer networks. Our distributors provide a premier level of technical expertise, customer service and support capabilities, and operate with a strategy that fosters technology interoperability in mixed fleets used on a farm. Our distributors are committed to providing reliable, responsive, and dedicated in-field service and support as well as creating a hassle-free experience for the grower and their advisors when implementing advanced technology solutions. They also provide training to help farmers and advisors gain a better understanding of how to use the technology in a way that best meets their needs.
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
Transportation
Our transportation solutions provide capabilities for the long-haul trucking and freight shipper markets to create a connected supply chain and integrate all forms of transportation, drivers, back-office management, shippers, and freight. We provide enterprise and mobility solutions focused on business intelligence and data analytics, safety and regulatory compliance, navigation and routing, freight brokerage, supply chain visibility and final mile, and transportation management and fleet maintenance. Within this segment, our most substantial product portfolio addresses the truckload freight market.
In the transportation market, we offer a suite of solutions that provides comprehensive fleet and transportation management systems, analytics, routing, mapping, reporting, and predictive modeling solutions to enable the transportation industry to achieve greater overall operational efficiency, fleet utilization, including greater fuel efficiency and reduced carbon emissions, and profitability while ensuring regulatory compliance. In addition to cloud-hosted solutions, we also integrate our applications and services directly into the customer’s IT infrastructure.
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
During 2021, we announced a number of new developments, including: (i) our eDriver Logs electronic logging device (“ELD”) software was certified to comply with the technical requirements of the Canadian ELD mandate, (ii) technical enhancements were made to ELDs to address U.S. markets, and (iii) a new strategic relationship with Procter & Gamble was formed to enhance how shippers and carriers partner during the transportation procurement process.
The Transportation segment generally sells directly to end users and OEMs. Although sales cycles tend to be months long, the products are difficult to replace once implemented. Competitors in this segment are typically companies that provide fleet mobility services, transportation management software, and digital freight matching. We compete principally on the basis of interoperability, domain expertise, customer support and service, price, innovative product offerings, quality, and the completeness of our solutions.

Seasonality of Business
Construction equipment revenue, within our Buildings and Infrastructure segment, historically has been higher in early spring. Our agricultural equipment revenue, within our Resources and Utilities segment, has historically been the highest in the first quarter, followed by the second quarter, reflecting buying in anticipation of the spring planting season in the Northern hemisphere. However, overall, as a company, as a result of diversification of our businesses across segments and the increased impact of software and subscription revenue, we are experiencing less seasonality. Changes in global macroeconomic conditions could also impact the level of seasonality we experience. In 2021, COVID-19 and its variants, disrupted our normal seasonality because of global supply chain constraints, parts and labor shortages, and strong demand for our offerings. We anticipate these conditions will continue to impact our financial results during 2022.
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
Research and Development and Intellectual Property
We believe that our competitive position is maintained through the development and introduction of new products, including software and services. Trimble delivers digital technologies that enhance the physical world by integrating and connecting industry workflows, stakeholders, and data, while modernizing its interfaces and business models to make it easier for customers to do business. Our platform investments allow us to extend our differentiation in positioning and sensing, modeling, and analytics into emerging industry solutions and to drive ecosystem collaboration across our target industries. This improves our value over the customer life cycle, while enhancing our leadership in software and services, which already account for over 65% of our R&D investment. Our investments enable us to push the state-of-the-art in key technology areas and to connect other leading technologies to solve customer problems in new and unique ways.

As part of our technology development practices, we actively establish and maintain our intellectual property rights through the use of patents, copyrights, trademarks, and trade secret laws. We hold over 1,000 unique issued and enforceable patents covering key technology areas, including precision GNSS, optical and inertial positioning solutions, artificial intelligence and machine learning, IoT, cloud computing, laser scanning, 3D modeling, point cloud processing, augmented reality, and many others. We actively manage the intellectual property used in the development, operations, and sales of our products and services. We also own numerous trademarks and service marks that contribute to the identity and recognition of Trimble and that of its global products and services.
Environmental, Social, and Governance
We recognize that we are living in a time of increasing urgency for action on sustainability, and we are intent on moving quickly and harnessing our potential to address global challenges, including further developing our own strategic approach and process for managing the material ESG aspects of our business. Inspired by our mission—“Transforming the Way the World Works,”—and fueled by the dedication of our employees, we will work to build momentum and strive for continual improvement and measurable progress.
We organize our ESG efforts around five pillars: (1) Solutions, (2) People, (3) Communities, (4) Environment, and (5) Governance. Highlights of each of these pillars are discussed below. These pillars are reflective of our commitment to ESG and are fundamentally embedded into our business and culture. We believe this approach creates value that benefits all our stakeholders, including our employees, stockholders, customers, communities, and the world at large. For further information on our five pillars and other ESG-related matters, see our Sustainability Report available on our website.

Solutions: Since 1978, our industry-specific solutions have helped customers achieve economic breakthroughs while enhancing safety, boosting compliance, and reducing environmental impact—from feeding the growing global population and moving the goods of commerce to next-generation building and infrastructure. Our solutions enable greater accuracy, reduction of rework, and increased efficiency, thus yielding fuel savings.
People: As further described in the below Human Capital section, we are committed to providing every employee with the opportunity to learn, grow, and excel in a respectful, collaborative, and inclusive workplace. We believe our diversity makes us stronger and better able to solve complex problems for our customers. At the same time, we believe there are characteristics that unite us, centered on a growth mindset.
Communities: We strive to contribute to our communities in a myriad of ways through the Trimble Foundation Fund, nonprofit and non-governmental organization (“NGO”) partners, and other philanthropic efforts. The Trimble Foundation Fund is a donor-advised fund that focuses its charitable giving across three areas—natural disaster recovery and relief and climate resilience; female education and empowerment; and diversity, equity, and inclusion—while also supporting the philanthropic efforts of our local offices. In addition, we invest in aspiring professionals via our Education and Outreach Programs that aim to create a diverse next-gen workforce equipped and empowered to transform the construction, geospatial, and agriculture industries. These programs do so by providing Trimble technology labs, visiting industry lecturers and mentors, academic research funding, student scholarships, and other resources to promote professional skill development and career opportunities.
Environment: As a global company, we accept and embrace our responsibility to steward our environment and use our ambition and know-how to solve looming issues that give rise to new opportunities. We have established a complete greenhouse gas emissions inventory across Scope 1, 2, and 3, and we have set science-based targets that are currently under review by the Science Based Targets Initiative. Our Green Team, an employee-led group, applies our passion for sustainability to raising awareness and facilitating positive environmental changes within the company and in our communities.
Governance: We adhere to sound corporate governance principles, ethics, and compliance in all aspects of our business. We continue to enhance our sustainability program management and monitoring. Our sustainability team works in conjunction with our executive leadership and Board of Directors to fortify the governance and decision-making structure and provide beneficial impacts to the business, the planet, and our stakeholders while mitigating elements of risk.
Human Capital
Our culture reflects our guiding principles at work and is fundamental to sustaining our success. A company’s culture describes how people behave in the work environment and is closely tied to leadership. At Trimble, we value being yourself and thriving together; being intentional and humble; and being curious and solving problems. Our leaders inspire purpose and vision, engage to draw out the best from each other, and strive to achieve meaningful results. This mindset shapes how we treat one another and how we serve our customers, colleagues, and stockholders. These attributes serve as a common foundation across the global organization and also adapt locally to diverse geographic and operational business models. Commitment to these behaviors unites our employees.
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
At the end of 2021, we employed 11,931 full-time and part-time employees, the overwhelming majority of which were full-time employees. Approximately 49%, 30%, 17%, and 4% of employees reside in North America, Europe, Asia-Pacific, and the rest of the world, respectively. Our employees are working in over 200 locations in over 40 countries. Collectively, we speak more than 45 different languages. We believe our diversity makes us stronger and better able to solve complex problems for our customers.
Diversity, Equity, and Inclusion (“DEI”)
We value diversity in our workforce, including various cultures, backgrounds, ages, genders, races and ethnicities, nationalities, sexual orientations, religions, people with different abilities, parents and caregivers, and many other characteristics, knowing that it drives our best thinking. Our focus on diversity starts at the top. Four out of our eleven board members are female or ethnically diverse, placing us in a select group of companies. In 2021, we activated many new initiatives focused on infusing diversity, equity, and inclusion in the fabric of our connected culture. Our Vice President of Diversity, Equity, and Inclusion and a DEI core team cascade objectives that are aligned with our Trimble values, while also encouraging local teams to focus on aspects of diversity that foster meaningful inclusion and belonging. In quarterly business reviews, we review gender and U.S. ethnicity demographics and trends for every business within Trimble, as well as region and business-led initiatives that will lead toward future progress.

We have a number of employee resource networks that enhance our inclusive and diverse culture, including networks that support women, caregivers, Black, Hispanic/Latinx and Indian professionals, veterans, employees with disabilities, and our LGBTQ+ community. We are focused on measuring and increasing gender representation, as well as race and ethnic diversity in high-impact roles such as front-line management, engineering, product management, and sales. We have provided increased access to diversity and inclusion educational resources, training, assessments, articles, and other employee forums to help us work together and more effectively across a variety of cultures globally.
We are committed to inspiring and attracting extraordinary and diverse talent. The hiring and retention of top talent is always a strategic priority, and increasingly, a challenging one. In addition, our increasing focus on technologies, such as cloud and autonomy, requires us to compete against leading companies in the technology sector. Colleges and universities remain an important source of talented recruits. We aim to transform and re-invent the way Trimble attracts and hires employees to increase diversity. Initiatives include modifications to our recruiting process to ensure the inclusion of diverse, underrepresented candidates, developing relationships with universities with higher underrepresentation, creating diverse talent pools, and increasing networking and referrals with diverse professional organizations.
In 2021, we created our Renew Returnship program that provides employment opportunities for those who have taken a break in their careers to look after their families. We engaged in new relationships with the National Society of Black Engineers, participated in national and local diversity career fairs, and sponsored new engagements focused on increasing gender and race/ethnic diversity in the industries we serve through groups like Construction and Transportation Girl. We announced the Dr. Gladys West Scholarship Program through the Trimble Foundation to honor a GPS technology pioneer and woman of color by awarding scholars at three universities serving underrepresented students, and we also added new Trimble technology labs at Minority Serving Institutions.
Compensation and Benefits
We believe people should be paid for the role they perform and their skills and experience, regardless of their gender, race, age, or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role, their experience, their performance, and the region in which they live. We also regularly review our compensation practices to ensure our pay is fair and equitable. In addition to base salaries, certain roles are eligible to participate in short-term and long-term incentive plans.
We offer market competitive benefit programs (which vary by country/region), which include health and wellness benefits, life insurance and disability benefits, flexible savings accounts, paid time off, parental and family leave, employee support programs, retirement plans, and an employee stock purchase plan. Other benefits include fertility, adoption, and surrogacy education assistance; gender dysphoria, family and caregiver support; flexible work schedules; education assistance; and on-site services such as health centers and fitness centers at some sites.
Talent Development
We are committed to providing every employee with the opportunity to learn, grow, and excel in a respectful and collaborative workplace. Part of our people development mission is to create a culture of continuous learning and curiosity. We believe that skills and abilities can be developed through training, relationships, and experiential learning. We are launching new career growth and development initiatives to empower employees to identify skill development resources, and provide projects and job opportunities to achieve their personal goals and full potential. We encourage employees to nurture a love of continuous learning and a resilience that is essential for accomplishment.
We have a framework for people development that is employee-centric and evidence-based. Employees and managers have frequent, casual conversations based upon employee survey data that drive engagement, career growth, and retention. These surveys also include questions oriented around the Company’s mission, vision, values, and purpose, work environment, diversity and inclusion, career development, and employee-manager relations. Our internal worldwide training portal, Learn.Trimble.com, provides a set of resources that is easy to access anytime and anywhere, with a range of focus areas from new employees to existing employee development to manager development.
Building Connections
We believe that building connections between our employees, their families, and our communities creates a more meaningful, fulfilling, and enjoyable workplace. Since our employees are passionate about a variety of causes, our company giving and volunteering programs support and encourage employees by engaging with those causes. In our offices around the world, our employee-led committees select local organizations to support, often in the form of grants and employee fundraising. We also frequently collaborate with these organizations on volunteer activities for our employees. Lastly, we encourage and provide our employees with a day of service as a benefit to help our communities.

Our Trimble Foundation aligns international philanthropic efforts by giving back to the communities where Trimble does business and helping those in need. We do this by supporting three focus areas, disaster and climate resilience; female education and empowerment; and diversity, equity, and inclusion, as well as by supporting the philanthropic efforts of our local offices.
Health, Safety, and Wellness
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
Available Information
This Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge on our website through investor.trimble.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Financial news and reports and related information about our Company, GAAP to non-GAAP reconciliations, as well as our Sustainability report, are also found on this website. Information contained on our website is not part of this Annual Report on Form 10-K.
In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:
Trimble Inc.
935 Stewart Drive, Sunnyvale, CA 94085
Attention: Investor Relations
Telephone: (303) 635-8551
The URLs in this Annual Report on Form 10-K are intended to be inactive textual references only. They are not intended to be active hyperlinks to websites. The information on such websites, even if it might be accessible through a hyperlink resulting from the URLs or referenced herein, is not and shall not be deemed to be incorporated into this Annual Report on Form 10-K. No assurance or representation is given as to the suitability or reliability for any purpose whatsoever of any information on such websites.

Information about our Executive Officers
The names, ages, and positions of our executive officers as of February 22, 2022, are as follows:

Name	Age	Position
Steve W. Berglund	70	Executive Chairman
Robert G. Painter	50	President and Chief Executive Officer
David G. Barnes	60	Chief Financial Officer
Ronald J. Bisio	53	Senior Vice President
James A. Kirkland	62	Senior Vice President, General Counsel and Secretary
Manolis E. Kotzabasakis	62	Senior Vice President
James Langley	47	Senior Vice President
Darryl R. Matthews	54	Senior Vice President
Peter Large	52	Senior Vice President
Julie A. Shepard	64	Chief Accounting Officer
Steven W. Berglund—Steven Berglund was appointed executive chairman of Trimble’s board in January 2020, and previously served as the president and chief executive officer of Trimble since March 1999. Prior to joining Trimble, he was president of Spectra Precision, a group within Spectra Physics AB. His business experience includes a variety of senior leadership positions with Spectra Physics, and manufacturing and planning roles at Varian Associates. He began his career as a process engineer at Eastman Kodak. Mr. Berglund attended the University of Oslo and the University of Minnesota, where he received a Bachelor of Science in chemical engineering. He received an MBA from the University of Rochester. He is a member of the board of directors of the Silicon Valley Leadership Group and the Association of Equipment Manufacturers (AEM), as well as chairman of AEM's construction sector board. He is also a member of the board of directors and audit committee of Belden Inc., a global provider of end-to-end signal transmission solutions.
Robert G. Painter—Robert Painter was appointed Trimble’s president and chief executive officer in January 2020. From 2016 through 2019, he served as our chief financial officer, where he was responsible for Trimble’s worldwide finance operations. In 2015, he was appointed vice president of Trimble buildings businesses, a group focused on BIM-centric divisions that span the design-build-operate continuum of the building life cycle. From 2011 to 2014, he served as general manager of our joint venture with Hilti, which was created to foster collaborative development of product innovations for the building construction industry. From 2009 to 2010, he served as general manager of our construction services division. He joined Trimble in 2006 and assumed leadership of Trimble’s business development, leading all acquisition and corporate strategy activities. Prior to joining Trimble, he served in a variety of management and finance positions at Cenveo, Rapt Inc., Bain & Company, Whole Foods Market, and Kraft Foods. Mr. Painter earned a Bachelor of Science in Finance from West Virginia University and an MBA in Business from Harvard University.
David G. Barnes—David G. Barnes joined Trimble as chief financial officer in January 2020 with more than 35 years of financial and strategic management experience, including treasury, tax, investor relations, and risk management. Prior to Trimble, he served as chief financial officer at MWH Global Inc., a global provider of engineering and construction services, from January 2009 to May 2016. At MWH, he served on the board of directors and had responsibility for information technology and procurement in addition to his financial role. Following the sale of MWH to Stantec Inc., he assumed operational responsibility for Stantec’s businesses outside North America from September 2017 to January 2019. He also served as a leader on the committee overseeing the integration of MHW into Stantec from May 2016 to July 2017. Prior to MWH, he held financial leadership positions at Western Union, Coors, and YUM Brands. He began his career as a strategy consultant at Bain & Company. Mr. Barnes received a Bachelor of Science in Applied Mathematics from Yale University and an MBA in Finance and Marketing from the University of Chicago. Mr. Barnes also serves as a board member and chair of the Audit Committee of CSG Systems International.
Ronald J. Bisio—In February 2019, Ronald Bisio was appointed senior vice president responsible for Trimble’s surveying and geospatial businesses, where he had previously served as vice president since April 2015. Prior to this role, he served as general manager for Trimble’s rail division from January 2011 until April 2015. He joined Trimble in 1996 and has held several marketing, sales, and general management positions since then at Trimble. Mr. Bisio earned an MBA from the University of Denver, a Master of Regional Planning from the University of Massachusetts, and a Bachelor of Science in Cartography from Salem State University in Salem, Massachusetts.

James A. Kirkland—James Kirkland currently serves as Trimble’s senior vice president, general counsel, and secretary. He joined Trimble as vice president and general counsel in July 2008.  Prior to joining Trimble, he served as general counsel and executive vice president, strategic development at Covad Communications. He also served as senior vice president of spectrum development and general counsel at Clearwire Technologies, Inc. He began his career in 1984 as an associate at Mintz Levin and in 1992 he was promoted to partner. Mr. Kirkland received a Bachelor of Arts from Georgetown University in Washington, D.C. and a J.D. from Harvard Law School.
Manolis E. Kotzabasakis—Manolis Kotzabasakis currently serves as a senior vice president responsible for Trimble’s Construction Enterprise Solutions. He was appointed to this role in April 2021. He joined Trimble as part of the Viewpoint acquisition in 2018, where he served as the Chairman and CEO until 2015. Between the years of 1997 and 2015, he was part of the Aspen Technology executive team, a publicly traded global software company serving the Oil & Gas and Chemical Industries, where he served in various roles, including as an executive vice president for Products (2010 to 2015), senior vice president Sales and Strategy (2005 to 2010), and other senior roles. Mr. Kotzabasakis received a Bachelor of Science in Chemical Engineering from the National Technical University of Athens, in Greece, and a PhD in Chemical Engineering from the University of Manchester, in England.
James Langley—James Langley currently serves as a senior vice president responsible for Trimble’s transportation businesses. He was appointed to this role in September 2019 and before that served as Trimble’s general manager of Trimble transportation enterprise since April 2019. Prior to that, he was with Dart Transit Company, a transportation and tractor fleet company based in Eagan, Minnesota, where he served as president from December 2017 until March 2019, and chief operating officer from January 2016 until March 2019. Before Dart, he was with TMW Systems, one of Trimble’s transportation businesses, as vice president and general manager of business intelligence and optimization from May 2011 until December 2015. He has extensive experience in the transportation industry, having also held positions at US Xpress, Transcard, and JB Hunt, where he worked in the areas of operations, IT, engineering, and analytics. Mr. Langley holds a degree from the University of Arkansas in transportation and logistics.
Darryl R. Matthews—Darryl Matthews currently serves as senior vice president responsible for Trimble’s natural resources businesses, which includes agriculture, forestry, and global services divisions. From 2010 to 2015, he served as president and general manager of the NAFTA Region for Nufarm Americas, Inc., a subsidiary of Nufarm Limited, a publicly-traded multinational agricultural chemical company. From 2008 to 2010, he served as general manager of Nufarm Agriculture Inc., the Canadian subsidiary of Nufarm Limited. He began his career at Dow AgroSciences in Canada, where he held management roles in sales and marketing. From 2010 to 2015, he served on the Board of Directors for CropLife America. Mr. Matthews received an Honors Bachelor of Science in Agriculture majoring in Horticultural Science and Business from the University of Guelph in Ontario, Canada. He is also a member of the Association of Equipment Manufacturers.
Peter Large—Peter Large was appointed in July 2021 as senior vice president responsible for Trimble’s construction field solutions businesses, which includes Trimble’s civil engineering, construction field systems and software, as well as Trimble’s joint ventures with Caterpillar and Hilti. He re-joined Trimble in December 2020 as vice president responsible for Trimble’s construction field solutions businesses. He previously served in a number of leadership roles within the company between 1996 and 2014, including vice president of channel development; as general manager for the mapping, GIS and utilities business; and in a variety of product management, marketing and sales management roles. Prior to re-joining Trimble, he served as a research solutions strategist with Boeing’s Digital Solutions and Analytics business in 2019 to 2020. While pursuing a doctoral degree, he formed AirSpatial LLC in 2015 along with other consulting projects with Inmarsat, then in 2016 he accepted the role as director until 2018. He began his career in civil engineering with Jackson Group and as a surveyor with Parkman Consulting Engineers. Mr. Large holds an Ed.D. from Oklahoma State University, a Master of Science in Management from the Stanford University Graduate School of Business, a Postgraduate Diploma in Strategy and Innovation from the University of Oxford, and a Bachelor of Science (Honors) in Surveying and Mapping Science from the University of Newcastle Upon Tyne.
Julie A. Shepard—Julie Shepard currently serves as Trimble’s chief accounting officer. She joined Trimble in December of 2006 as vice president of finance and was appointed chief accounting officer in May 2017. Prior to joining Trimble, she served as vice president of finance and corporate controller at Quantum Corporation. She brings with her over 30 years of experience in a broad range of finance roles, with diverse experience ranging from early-stage private equity backed technology companies to large multinational corporations. She began her career at Price Waterhouse and is a Certified Public Accountant. Ms. Shepard received a Bachelor of Science in Accounting from California State University. She is a member of the AICPA, Financial Executives Institute, and the Institute of Management Accounting, where she currently serves on the Sustainable Business Management - Global Task Force.

Item 1A. Risk Factors
RISKS AND UNCERTAINTIES
You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K and in any other documents to which we refer you in this Annual Report on Form 10-K, before purchasing our securities. The risks and uncertainties described below are not the only ones we face.
Risks related to our business
Our financial condition and results of operations have been and may continue to be impacted by the COVID-19 pandemic
Our overall performance depends upon domestic and worldwide economic and political conditions. The global spread of COVID-19 continues to create volatility, uncertainty, and economic disruption. The pandemic caused a slowdown in worldwide economic activity and is currently causing disruptions to global supply chains.
The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Despite the efforts to contain the pandemic, new variants of the virus are causing additional outbreaks. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time.
The extent to which COVID-19 impacts our business, operations, and financial results will depend on numerous evolving factors that we are not able to accurately predict, including:
•the continuing economic impacts of the pandemic;
•governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic;
•the effect on our customers and customer demand for and ability to pay for our products and services;
•restrictions or disruptions to transportation, including reduced availability of ground or air transport;
•continued disruption of the supply chain for our products;
•our ability to comply with financial covenants, including maintaining required leverage ratios, which could result in debt becoming due and payable prior to its stated maturity; and
•changes in our effective tax rate due to effects of COVID-19 on our geographic mix of earnings.
We have experienced disruption in our supply chain as a result of the effects of COVID-19 and related events, and are subject to ongoing supply chain risks, which adversely affect our revenue and results of operations
We are dependent upon a limited number of contract manufacturers for the manufacture, testing, and assembly of certain products and specific suppliers for a number of our critical components. Our current reliance on a limited group of contract manufacturers and suppliers involves risks, including the potential inability to obtain products or components to meet customers’ delivery requirements, reduced control over pricing and delivery schedules and discontinuation of or increased prices for certain components. We have experienced disruption in our supply chain as a result of the effects of COVID-19 related events and their impact on our suppliers and on international trade in general, leading to shortfalls in available components we need to make products as well as increased costs to obtain components, to make products, and to transport components and products. Some suppliers have prioritized the orders of larger customers and are focusing their investments in additional capacity on higher volume components. We are experiencing extended delivery times for certain components of our hardware products and increased freight costs. As a result, we are making binding commitments with longer lead times and procuring components at higher prices, which may impact our flexibility to adapt to changing market conditions and product demand. These disruptions have had an adverse effect on our ability to meet customer demand and have resulted in delays in shipping products to customers and dealers. The severity of the disruptions is continuously changing so that the impact on our ability to meet demand for particular products varies over time, which creates substantial uncertainties in forecasting our financial results. We expect these disruptions to impact our financial results.
Future disruptions could occur as a result of any number of events, including, but not limited to, the continuing impacts of the COVID-19 pandemic, increases in wages that drive up prices or labor, the imposition of new regulations, quotas or embargoes on components, a scarcity of, or significant increase in the price of, required components for our products, trade restrictions, tariffs or duties, fluctuations in currency exchange rates, transportation failures affecting the supply chain and shipment of materials and finished goods, third party interference in the integrity of the products sourced through the supply chain, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, military conflicts, geopolitical developments, war or terrorism, and disruptions in utility and other services. Any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble, and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand as well as our results of operations.
Lastly, due to supply chain issues, we may accumulate excess inventories if we inaccurately forecast demand for our products.

We operate globally and are subject to significant risks in many jurisdictions
We have operations in many countries, and a significant portion of our revenue is derived from countries outside of the United States. As a result, our operations, and our financial results, including our ability to design, develop, or sell products, may be adversely affected by a number of factors outside of our control, including:
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
•differing regional responses and restrictions related to global pandemics, like the COVID-19 pandemic; and
•uncertainty regarding social, political, immigration, and trade policies in the U.S. and abroad.
There is an inherent risk that political, diplomatic, or military events could result in trade disruptions, including tariffs, trade embargoes, export restrictions, and other trade barriers. A significant trade disruption or the establishment or increase of any trade barrier in any area where we do business could increase the cost of our products, which could adversely impact the margin that we earn on sales, make our products more expensive for customers or create uncertainty around demand for certain types of products, which could make our products less competitive and reduce customer demand. Given the geopolitical climate, there is uncertainty about the trade policies, treaties, government regulations, and tariffs that could apply to trade. If there were to be a deterioration in the global economy, the economies of the countries or regions where our customers are located or do business, or the industries that we or our customers serve, the demand for our products and services would likely decrease. In addition, government or customer efforts, attitudes, laws or policies may lead to non-U.S. customers favoring domestic suppliers that could compete with or replace our products, which would also have an adverse effect on our business. Changes in economic conditions and political uncertainty surrounding international trade also make it difficult to make financial forecasts.
Risks associated with engaging in international business include:
•longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•difficulties and costs of staffing and managing international operations;
•differing local customer product preferences and requirements than our U.S. markets;
•difficulties protecting or procuring intellectual property rights; and
•compliance with changes in local laws, including those relating to privacy, labor and local content.
These factors or any combination of these factors could adversely affect our business, financial condition, and results of operations.
If we are unable to effectively integrate, streamline and manage our increasingly diverse and complex businesses and operations, our ability to generate growth and revenue from new or existing customers may be adversely affected
Because our operations are geographically diverse and increasingly complex, our personnel resources and infrastructure could become strained, and our reputation in the market and our ability to successfully manage and grow our business may be adversely affected. The size, complexity, and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and future growth may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:
•maintaining continuity in our senior management and key personnel;
•increasing the productivity of our existing employees;
•attracting, retaining, training, and motivating our employees, particularly our technical and management personnel;
•deploying our solutions using third party information systems, which may require changes to our applications, documentation, and operational processes;
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
Pursuant to our Connect and Scale strategy, we are investing substantial resources in integrating our product offerings and transitioning our businesses to common core services and systems in order to achieve economies of scale, simplify our operations, and improve the customer experience. These efforts may result in disruptions to our operations, which could have an adverse effect on our customers, may cost more than we anticipate increasing our expenses, and take longer than planned.
These factors or a combination of these factors could have an adverse impact on our business, financial condition, and results of operations.
Changes in our software and subscription businesses may adversely impact our operations and financial results
An increasing portion of our revenue is generated through software maintenance and subscription revenue, which includes Software as a Service (“SaaS”) and new subscription services for integrated solutions. Our customers have no obligation to renew their agreements for our software maintenance or subscription services after the expiration of their initial contract period, which typically ranges from one to three years. This shift reflects both an increasing use of subscription models for new products, and a transition for some existing products from perpetual license sales and distribution in favor of SaaS or other subscription offerings.
Our customer acquisition and renewal rates may decline or fluctuate as a result of a number of factors, including overall economic conditions, the health of their businesses, competitive offerings, and customer dissatisfaction with our services. Customer satisfaction with our services is affected by a variety of factors, including but not limited to security, reliability, performance, concerns about data privacy, current subscription terms, customer preference, and industry adoption. If customers do not renew their contracts for our products, our maintenance and subscription revenue will decline, and our financial results will suffer.
Our subscription models provide our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. Market acceptance of such offerings is affected by a variety of factors, including but not limited to security, reliability, performance, current license terms, customer preference and industry adoption, social/community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. If we are unable to successfully market and support our subscription offerings, our business, financial condition, and results of operations could be adversely impacted.
We continually re-evaluate our software licensing programs and subscription programs, including specific license models, delivery methods, and terms and conditions. Changes to our licensing programs and subscription programs, including the introduction of new subscription services for integrated solutions that include hardware, the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, and promotions, could impact the timing of the recognition of revenue for our products, and adversely affect our cash flow, operating results, and financial condition.
We may not be able to enter into or maintain important alliances and distribution relationships
We believe that in certain business opportunities, our success will depend on our ability to form and maintain alliances with industry participants, such as Caterpillar, Nikon, Hilti, and CNH Industrial. Our failure to form and maintain such alliances, or the preemption or disruption of such alliances by actions of competitors, could adversely affect our ability to sell our products to customers. Our relationships with substantial industry participants such as Caterpillar and CNH Industrial are complex and multifaceted and are likely to evolve over time based upon the changing business needs and objectives of the parties. Evolution of our respective business strategies and diversification of product portfolios may lead to increased competition with our strategic allies, placing additional pressure on these relationships. Since these strategic relationships contribute to significant ongoing business in certain of our important markets, changes in these relationships could adversely affect our sales. In addition, we utilize dealer networks, including those affiliated with some of our strategic allies such as Caterpillar and CNH Industrial to market, sell, and service many of our products.
To develop and expand our distribution channels, we must continue to expand and improve our processes and procedures that support our distribution channels, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our product offerings, including our new product developments, and newer types of offering, such as subscription programs for integrated solutions that include hardware, software maintenance, and other recurring services, may make it more difficult to introduce those products to end users and delay end-user adoption, which could result in lower revenue.

Disruption of dealer coverage within specific geographic or end-user markets could cause difficulties in marketing, selling, or servicing our products and have an adverse effect on our business, financial condition, and results of operations. Lastly, dealers who carry products that compete with our products may focus their inventory purchases and sales efforts on goods provided by competitors due to industry demand or profitability. Such sourcing decisions can adversely impact our sales, financial condition, and results of operations.
Investing in and integrating new acquisitions or divesting businesses could be costly, place a significant strain on our management systems and resources, or fail to deliver expected outcomes, which could adversely impact our results of operations
We typically acquire a number of businesses each year and intend to continue to acquire other businesses. Acquisitions entail numerous risks, including:
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
As a result of acquisitions, we have significant assets that include goodwill and other purchased intangibles. The testing of goodwill and intangibles for impairment under generally accepted accounting principles (“GAAP”) requires us to make significant judgments and assumptions. Changes in business conditions or in the prospects or results of operations of the acquired business could require adjustments to the valuation of these assets resulting in impairments that would adversely affect our results. In addition, changes in the operating results or the valuation of companies in which we have investments may have a direct impact on our financial statements or could result in our having to write down the value of such investment.
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
From time to time we have divested businesses, and we expect to do so in the future. Any such divestiture may result in:
•a disruption of our business;
•reduced synergies, including the loss of scale or key employees;
•impairment of customer relationships; and
•reductions in the breadth of our product offerings.
Divestitures may adversely impact our results if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested products or businesses, or mitigate overhead costs allocated to those businesses. We could also experience higher than expected transaction costs and write-offs of significant amounts of goodwill.

We face substantial competition in our markets, which could decrease our revenue and growth rates or impair our financial condition and results of operations
Our markets are highly competitive, and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the effectiveness of our distribution channel and direct sales force, the level of customer service, the development of new technology, and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GNSS, software, optical, and laser suppliers, and competition may intensify from various larger U.S. and non-U.S. competitors and new market entrants, particularly from markets such as China. Our products, which commonly use GNSS for basic location information, may be subject to competition from alternative location technologies such as simultaneous location and mapping technology. In our software and subscription services businesses, we face competition from a group of large, well-established companies, particularly in the areas of design, enterprise resource planning (“ERP”), and collaboration and project management solutions. Our integrated hardware and software products may be subject to increasing competition from mass market devices such as smartphones and tablets used in conjunction with relatively inexpensive applications, which have not been heavily used for commercial applications in the past.
These competitive developments may require us to rapidly adapt to technological and customer preference changes that we have not previously been exposed to, including those related to cloud computing, mobile devices, and new computing platforms. Such competition has in the past resulted, and in the future may result, in price reductions, reduced margins, or loss of market share, any of which could decrease our revenue and growth rates or impair our operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales, and other resources than we do.
If we are unable to attract and retain qualified personnel, our business, operating results, financial condition, and cash flows could be harmed
Our continued success depends, in part, on our ability to hire and retain qualified personnel and to advance our corporate strategy, and preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers, including in areas of technology such as GNSS, software programming, information systems, and data analytics. In addition, to increase revenues, we will be required to increase the size and productivity of our sales and channel management groups. Competition for qualified employees in our major locations is intense. The COVID-19 pandemic has also heavily impacted the environment for attracting and managing employees, and our failure to successfully manage these changes and navigate transitions such as return to office could harm our ability to attract and retain the best talent. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople, and key executive management, could disrupt our development efforts, sales results, business relationships, and our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our operating results, financial condition, and cash flows.
Equity grants are a critical component of our current compensation programs. If we fail to grant equity competitively, we may have difficulty attracting and retaining critical employees. In addition, because of our sales structure, cash, and equity incentive compensation plans, we may be at increased risk of losing employees at certain times. For example, the retention value of our compensation plans decreases after the payment of periodic bonuses or the vesting of equity awards.
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

Errors, viruses, or bugs may be present in software or hardware that we acquire or license from third parties and incorporate into our products or in third-party software or hardware that our customers use in conjunction with our products. Our customers’ proprietary software and network firewall protections may corrupt data from our products and create difficulties in implementing our solutions. Changes to third-party software or hardware that our customers use in conjunction with our software could also render our applications inoperable. Any errors, defects, or security vulnerabilities in our products or any defects in, or compatibility issues with, any third-party hardware or software or customers’ network environments discovered after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers, theft of trade secrets, data or intellectual property and increased service and warranty cost, any of which could adversely affect our business, financial condition, and results of operations.
Undiscovered vulnerabilities in our products alone or in combination with third-party hardware or software could expose them to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases, or use competitive products.
Our internal and customer-facing systems, and systems of third parties we rely upon, may be subject to cybersecurity breaches, disruptions, or delays
A cybersecurity incident in our own systems or the systems of our third-party providers may compromise the confidentiality, integrity, or availability of our own internal data, the availability of our products and websites designed to support our customers, or our customer data. Computer hackers, foreign governments, cybercriminals, or cyber terrorists may attempt to or succeed in penetrating our network security and our website. The discovery of wide-scale cybersecurity intrusions into U.S. government and private company computer networks by alleged Russian state actors and the mobilization of large-scale cybercrime actors using ransomware and other techniques underscore the ongoing threat posed by sophisticated private and foreign state-sponsored attacks. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third-party providers, or other misconduct. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data.
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
We are dependent on new products and services, and if we are unable to successfully introduce them into the market or to effectively compete with new, disruptive product alternatives, our customer base may decline or fail to grow as anticipated
Our future revenue stream depends to a large degree on our ability to bring new products and services to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products and services, enhance existing products, and achieve market acceptance of such products and services. We may encounter problems in the future in innovating and introducing new products and services. Our development stage products may not be successfully completed or, if developed, may not achieve significant customer acceptance. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve our goals as to the timing of introducing new technology products or could encounter increased costs. The timely availability and cost-effective production of these products in volume and their acceptance by customers are important to our future success. This has been and may continue to be negatively impacted by the global supply chain shortage. If we are unable to introduce new products and services, if other companies develop competing technology products and services, or if we do not develop compelling new products and services, our number of customers may not grow as anticipated, or may decline, which could harm our operating results. Many of our offerings are increasingly focused on software and subscription services. The software industry is characterized by rapidly changing customer preferences, which require us to address multiple delivery platforms, new mobile devices, and cloud computing. Life cycles of software products can be short, and this can exacerbate the risks associated with developing new products. The introduction of third party solutions embodying new, disruptive technologies and the emergence of new industry standards could make our existing and future software solutions and other products obsolete or non-competitive. If we are not able to develop software and other solutions that address the increasingly sophisticated needs of our customers, or if we are unable to adapt to new platforms, technologies, or new industry standards that impact our markets, our ability to retain or increase market share and results of operations could be adversely affected.
Some of our products rely on third-party technologies including open-source software, which could result in product incompatibilities or harm availability of our products and services
We license software, technologies, and intellectual property underlying some of our software from third parties. The third-party licenses we rely upon may not continue to be available to us on commercially reasonable terms, or at all, and the software and technologies may not be appropriately supported, maintained, or enhanced by the licensors, resulting in development delays. Some software licenses are subject to annual renewals at the discretion of the licensors. In some cases, if we were to breach a provision of these license agreements, the licensor could terminate the agreement immediately. The loss of licenses to, or inability to support, maintain, and enhance, any such third-party software or technology could result in increased costs, or delays in software releases or updates, until such issues have been resolved. This could have an adverse effect on our business, financial condition, and results of operations.
We also incorporate open-source software into our products. Although we monitor our use of open-source software, the terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to market or sell our products or to develop new products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to disclose and offer royalty-free licenses in connection with our own source code, to re-engineer our products, or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business.
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

The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. Third parties may claim that we or our customers (some of whom are indemnified by us) are infringing their intellectual property rights. For example, individuals and groups may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from us or our customers. The number of these types of claims has increased in recent years. As new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to secure a license from such patent holders, redesign our products, or withdraw products from the market. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which could harm our business, financial condition, and results of operations.
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
Many of our products use satellite signals from the Russian GLONASS, China’s BeiDou, and the European Galileo GNSS Systems. Other countries, such as India, are in the process of creating their own GNSS systems, and we either have developed or will develop products that use GNSS signals from these systems. National or European authorities may provide preferential access to signals to companies associated with their markets, including our competitors, which could harm our competitive position. Use of non-U.S. GNSS signals are also subject to FCC waiver requirements and to restrictions based upon international trade or geopolitical considerations. If we are unable to develop timely and competitive commercial products using these systems, or obtain timely and equal access to service signals, this could result in lost revenue. These authorities may also adopt protectionist measures favoring national companies who make use of their GNSS systems, to the detriment of our products using the U.S. GPS system, which could harm our business, financial condition, and results of operations.
Regulatory risks
We face risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations
These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, and laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and other anti-corruption laws, that have been the subject of a substantial increase in global enforcement. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold or that require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions or conditions on the conduct of our business. Any such violations could include prohibitions or conditions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our results of operations.
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
We are subject to evolving privacy laws in the United States and other jurisdictions that are subject to potentially differing interpretations and which could adversely impact our business and require that we incur substantial costs
Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various U.S. federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. New privacy laws have come into effect in Brazil and New Zealand in 2020 and in China in 2021, and revisions of privacy laws are currently pending in countries like Canada and India. Some countries are considering or have passed legislation that requires local storage and processing of data, including geospatial data, which could impact our ability to deliver cloud-based solutions in an efficient manner. The U.S. and European Union have not yet managed to replace the EU-U.S. Privacy Shield as a basis for data transfers from the EU to the U.S. International transfers of personal data present ongoing compliance challenges and complicate our business transactions and operations. In addition, the California Consumer Privacy Act (the “CCPA”), which took effect in January 2020, was amended by the California Privacy Rights Act (“the “CPRA”) and will take full effect in January 2023. The CCPA and CPRA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. Other U.S. states and the U.S. Congress have introduced, and some states like Virginia and Colorado have enacted in 2021, data privacy legislation, which may impact our business. Data privacy legislation, amendments and revisions to existing data privacy legislation, and other developments impacting data privacy and data protection may require us to modify our data processing practices and policies, increase the complexity of providing our products and services, and cause us to incur substantial costs in an effort to comply. Failure to comply may lead to significant fines and business interruption.
We are subject to the impact of governmental and other certifications processes and regulations, which could adversely affect our products and our business
We market many products that are subject to governmental regulations and certifications before they can be sold. The European Union increasingly regulates the use of our products on agriculture, construction, and other types of machinery. As we develop and enhance features which support automated and autonomous operation of our products, we are increasingly subject to functional safety regulation. CE certification is required for GNSS receivers and data communications products, which must also conform to the European harmonized GNSS receiver requirements and the radio equipment directive to be sold in the European community. In the future, the U.S., European, or other governmental authorities may propose GPS receiver testing and certification for compliance with published GPS signal interface or other specifications. Governmental authorities may also propose other forms of GPS receiver performance standards, which may limit design alternatives, hamper product innovation, or impose additional costs. Some of our products that use integrated radio communication technology require product type certification and some products require an end user to obtain licensing from the FCC and other national authorities for frequency-band usage. Compliance with evolving product regulations in our major markets could require that we redesign our products, cease selling products in certain markets, and increase our costs of product development. An inability to obtain required certifications in a timely manner could adversely affect our ability to bring our products to market and harm our customer relationships. Failure to comply with evolving requirements could result in fines and limitations on sales of our products.
Financial and tax risks
Our debt could adversely affect our cash flow and prevent us from fulfilling our financial obligations
At the end of 2021, our total debt was comprised primarily of senior notes of approximately $1.3 billion. When our senior notes mature, we will have to utilize significant resources to repay these senior notes or seek to refinance them. If we decide to refinance the senior notes, we may be required to do so on different or less favorable terms, or we may be unable to refinance the senior notes at all, both of which may adversely affect our financial condition. Any downgrade by credit rating agencies could adversely affect our cost of borrowing, limit our access to the capital markets, or result in more restrictive covenants in future debt agreements.
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
•reducing our ability to make investments and acquisitions, which support the growth of the company, or to repurchase shares of our common stock; and
•limiting our flexibility in planning for, or reacting to changes and opportunities in our industry, which may place us at a competitive disadvantage.
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
Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn, is subject to prevailing economic conditions and to financial, business, and other factors beyond our control. A portion of our outstanding debt has interest rates that float based on prevailing interest rates, and we may incur additional variable-rate debt in the future. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates, and the supply of and demand for credit in the relevant interbanking market. If interest rates increase, our interest expense will also increase as would the costs of refinancing existing indebtedness or obtaining new debt.
Our ability to incur additional indebtedness over time may be limited due to applicable financial covenants and restrictions, and due to the risk that significantly increasing our level of indebtedness could impact the ratings assigned to our debt securities by rating organizations, which in turn would increase the interest rates and fees that we pay in connection with our indebtedness.

Changes in our effective tax rate may reduce our net income in future periods
We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be contested or overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes. Our effective tax rate is primarily subject to the geographic mix of earnings, statutory rates, inter-company transfer pricing, and enacted tax laws.
A number of factors may increase our future effective tax rates, including:
•the jurisdictions in which profits are determined to be earned and taxed;
•the resolution of issues arising from tax audits with the U.S. and foreign tax authorities;
•changes in our intercompany transfer pricing methodology;
•changes in the valuation of our deferred tax assets and liabilities;
•increases in expense not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions;
•changes in the realizability of available tax credits;
•changes in share-based compensation;
•changes in tax laws or the interpretation of such tax laws; and
•changes in generally accepted accounting principles.
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied, and governmental tax authorities are increasingly scrutinizing the tax positions of companies.
The jurisdictions where we do business may change tax laws, regulations, and interpretations on a prospective or retroactive basis and these potential changes could adversely affect our effective tax rates. As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could impact our financial results.
In October 2021, the Organization of Economic Cooperation and Development (“OECD”) announced that many world leaders tentatively signed on to a framework that imposes a minimum tax of 15% to certain multinational enterprises. We will continue to monitor and assess how this may impact our financial results if and when implemented.
We are currently in various stages of multiple year examinations by state and foreign taxing authorities. If taxing authorities of any jurisdiction were to successfully challenge a material tax position, we could become subject to higher taxes and our earnings could be adversely affected.
We may be affected by fluctuations in currency exchange rates
We are potentially exposed to adverse as well as beneficial movements in currency exchange rates. Although the majority of our sales are transacted in U.S. dollars, expenses may be paid in local currencies. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses, procurement of raw materials from sources outside the U.S., and overseas capital expenditures. We also conduct certain investing and financing activities in local currencies. Our foreign exchange forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements; therefore, changes in exchange rates could harm our financial condition and results of operations.
Risks related to ownership of our stock
The volatility of our stock price could adversely affect an investment in our common stock
The market price of our common stock has been, and may continue to be, highly volatile. During 2021, our stock price ranged from $65.91 to $95.72. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:
•general conditions in the worldwide economy;
•quarterly fluctuations in our actual or anticipated operating results and order levels;
•announcements and reports of developments related to our business, our major customers and partners, and the industries in which we compete, or the industries in which our customers compete;
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
•supply chain disruptions;
•the timing of recognizing revenue;
•fluctuations in foreign currency exchange rates;
•the cost and availability of components;
•the mix of our customer base and sales channels;
•the mix of products sold;
•pricing of products;
•changes in the U.S. or foreign policies on taxes, trade, or spending;
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
General risk factors
We have claims and lawsuits against us that may result in adverse outcomes
We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct business. Litigation and other claims are subject to inherent uncertainties and the outcomes can be difficult to predict. Management may not adequately reserve for a contingent liability, or may suffer unforeseen liabilities, which could then impact the results of a financial period. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable which, if not expected, could harm our financial condition and results of operations.
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
Damage to our reputation could significantly harm our businesses, competitive position, and prospects for growth
Our ability to attract and retain investors, customers, and employees could be adversely affected by damage to our reputation resulting from various sources, including environmental, social, and governance (“ESG”) related issues; employee misconduct, litigation, or regulatory outcomes; failure to deliver minimum standards of service and quality; compliance failures; unethical behavior; unintended breach of confidential information; and the activities of our customers and commercial partners.
In addition, we are committed to aligning our purpose, culture, and corporate strategy with sustainability. Any perceived change in our dedication to these commitments could harm our reputation and could adversely impact our business. Our disclosures on these matters, and standards we set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand.
For example, we have elected to share publicly our commitments and ongoing efforts in our Sustainability Report, where we address the importance of ESG matters to our stakeholders and our Company. Our business may face increased scrutiny related to these activities, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, financial performance, and growth.
Climate change may have an impact on our business
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. The recent wildfires in Colorado occurred in close proximity to our offices in Westminster, Colorado. Our California headquarters has historically experienced, and is projected to continue to experience, climate-related events at an increasing frequency including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Furthermore, it is more difficult to mitigate the impact of these events on our employees while they work from home as a result of the COVID-19 pandemic. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Sunnyvale, California where we lease approximately 139 thousand square feet. We also currently own approximately 316 thousand square feet in Dayton, Ohio, and 250 thousand square feet in Westminster, Colorado. These facilities are used by all reporting segments. For financial information regarding leases, refer to Note 7 of this Annual Report on Form 10-K.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Company Stock Performance
Our common stock trades on NASDAQ under the symbol “TRMB.” The following graph compares the cumulative five-year total return provided stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index, the S&P 500 Information Technology Index, the S&P 500 Industrials Index, and the NASDAQ Composite Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2016, and its relative performance is tracked through December 31, 2021.

Comparison of Cumulative Five Year Total Return
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
Trimble Inc.
S&P 500
NASDAQ Composite
S&P 500 Industrials
S&P 500 Information Technology

Trimble was added to the S&P 500 during 2021. We also added the S&P 500 Industrials Index, as both S&P 500 Information Technology and S&P 500 Industrials provide a better comparison with Trimble’s stock than either index individually.
Stock Repurchase Program
The following table provides information relating to our purchase of equity securities for the fourth quarter of 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 2, 2021 – November 5, 2021	—	$—	—	$649,995,416
November 6, 2021 – December 3, 2021	459,372	$87.08	459,372	$610,000,115
December 4, 2021 – December 31, 2021	—	$—	—	$610,000,115
Total	459,372		459,372

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
Under the 2021 Stock Repurchase Program, we may repurchase shares from time to time, subject to business and market conditions and other investment opportunities, through open market transactions, privately-negotiated transactions, accelerated stock repurchase plans, or by other means. The timing and actual number of any shares repurchased will depend on a variety of factors, including market conditions, our share price, other available uses of capital, applicable legal requirements, and other factors. The 2021 Stock Repurchase Program may be suspended, modified, or discontinued at any time at without prior notice.
During 2021, we repurchased approximately 2.1 million shares of common stock in open market purchases under our 2017 and 2021 Stock Repurchase Programs, at an average price of $85.75 per share, for a total of $180.0 million. At the end of 2021, the 2021 Stock Repurchase Program had remaining authorized funds of $610.0 million.
As of February 18, 2022, there were approximately 520 holders of record of our common stock.
Dividend Policy
We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this Annual Report on Form 10-K. At this time, we intend to retain future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under “Risks Factors.” This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K, for the year ended January 1, 2021.
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
•Executing on our Connect and Scale strategy;
•Increasing focus on software and services;
•Focus on attractive markets with significant growth and profitability potential;
•Domain knowledge and technological innovation that benefit a diverse customer base;
•Geographic expansion with localization strategy;
•Optimized go-to-market strategies to best access our markets;
•Strategic acquisitions;
•Venture fund investments; and
•Sustainability.
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue contracts, as demonstrated by our success in driving annualized recurring revenue (“ARR”) growth of 9% year-over-year at the end of 2021. Excluding the impact of foreign currency and acquisitions and divestitures, ARR organic growth was 12%. This shift has positively impacted our revenue mix and growth over time and is leading to improved visibility in our businesses. Our software, recurring revenue, and services represented 55% of total revenue for 2021. As our solutions have expanded, our go-to-market model has also evolved with a balanced mix between direct, distribution, and OEM customers as well as an increasing number of enterprise level customer relationships. Additionally, in August 2021, we announced a newly formed strategic venture fund. Through this fund, we expect to invest up to $200 million in early- to growth-stage companies that can accelerate innovation and effectively bring new solutions to our customers and industry.
For a full definition of ARR as used in this discussion and analysis, refer to the “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” later in this item 7.
Impact of COVID-19 and supply chain constraints on our business
COVID-19 and variant impacts, especially related to global supply chain disruptions and parts and labor shortages, and increased worldwide demand for certain components, continued to impact our business and operations. We are experiencing extended delivery times for certain components of our hardware products and increased freight costs. As a result, we are making binding commitments with longer lead times and procuring components at higher prices, which may impact our flexibility to adapt to changing market conditions and product demand. Currently, we expect these challenging supply chain conditions to persist in the near term. Therefore, we will continue to experience delays in shipping our products and increased costs, which may reduce our revenue and gross margin and continue to increase our backlog. Our 2021 results of operations reflect significant revenue improvement as the overall impact of COVID-19 was less pronounced. As a result of COVID-19, the year-to-year comparison of 2020 to 2021 reflects significant distortions in growth rates as our business rebounded in 2021.
See “1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic and its resulting effects on our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue, costs of sales, operating expenses, and related disclosures. We consider the accounting polices described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies. Our accounting policies are more fully described in Note 1 of this Annual Report on Form 10-K.
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
Business Combinations and Valuation of Goodwill and Purchased Intangible Assets
We account for business combinations using the acquisition method of accounting whereby certain identifiable assets and liabilities of the acquired business and any noncontrolling interest in the acquiree are recorded at their estimated fair values as of the acquisition date. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses and related restructuring costs are expensed as incurred.
When determining the fair values of certain assets acquired, liabilities assumed, and noncontrolling interests in the acquiree, we make significant estimates and assumptions, especially concerning intangible assets. Critical estimates when valuing intangible assets include expected future cash flows based on consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates.
We evaluate goodwill on an annual basis or more frequently if indicators of potential impairment exist. We utilize either a qualitative or quantitative approach to assess the likelihood of impairment on the first day of the fourth quarter. When performing the qualitative approach, we consider macroeconomic conditions, industry and market considerations, overall financial performance, and other relevant events and factors that may impact the reporting units. When performing the quantitative approach, we compare the reporting unit’s carrying amount, including goodwill, to the reporting unit's fair value. The estimation of a reporting unit's fair value involves using estimates and assumptions, including expected future operating performance using risk-adjusted discount rates. If the reporting unit's carrying amount exceeds its fair value, an impairment loss is recognized.

Intangible assets acquired individually, with a group of other assets, or in a business combination are recorded at fair value. Our intangible assets are amortized over the period of estimated benefit using the straight-line method over the estimated useful life, which ranges from three to ten years and has a weighted-average useful life of approximately seven years. We write off fully amortized intangible assets when those assets are no longer used.
We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable based on their future cash flows. The estimated future cash flows are primarily based on assumptions about expected future operating performance.
RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	2021	2020	Dollar Change	% Change
(In millions)
Revenue:
Product	$2,247.5	$1,828.0	$419.5	23%
Service	649.4	644.8	4.6	1%
Subscription	762.2	674.9	87.3	13%
Total revenue	$3,659.1	$3,147.7	$511.4	16%
Gross margin	2,034.7	1,754.9	279.8	16%
Gross margin as a % of revenue	55.6%	55.8%
Operating income	561.0	419.8	141.2	34%
Operating income as a % of revenue	15.3%	13.3%
Diluted earnings per share	$1.94	$1.55	$0.39	25%

Non-GAAP revenue (1)	$3,659.4	$3,152.0	$507.4	16%
Non-GAAP operating income (1)	857.0	719.6	137.4	19%
Non-GAAP operating income as a % of Non-GAAP revenue (1)	23.4%	22.8%
Non-GAAP diluted earnings per share (1)	$2.66	$2.23	$0.43	19%

Annualized Recurring Revenue (“ARR”) (1)	$1,409.1	$1,295.8	$113.3	9%
(1)    Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this Annual Report on Form 10-K for definitions.
Basis of Presentation
We use a 52–53 week fiscal year ending on the Friday nearest to December 31, which for 2021 was December 31, 2021. Both 2021 and 2020 were 52–week years.
Year 2021 Compared with Year 2020
Revenue
Despite supply constraints and increases in our backlog, revenue increased due to strong demand for our hardware and related software, as compared with reduced demand due to the impacts of COVID-19 lockdowns in the prior year, and strong recovery in 2021 in markets across major regions. Growth in subscription sales in many of our software businesses continued to remain strong. Price increases, which went into effect in the second half of the year, and reduced discounting had a slighter impact on revenue growth for the year.
Product revenue increased due to strong hardware and related software sales in Geospatial, Resources and Utilities, and Buildings and Infrastructure. To a lesser extent, Transportation sales also contributed to growth. Service revenue was relatively flat, and subscription revenue increased primarily due to strong growth in Buildings and Infrastructure, and to a lesser extent, Resources and Utilities and Geospatial, slightly offset by a decrease in Transportation.

During 2021, sales to customers in North America represented 51%; Europe represented 31%; Asia Pacific represented 12%; and the rest of world represented 6% of our total revenue.
No single customer accounted for 10% or more of our total revenue in 2021 and 2020. No single customer accounted for 10% or more of our accounts receivable at the end of 2021 and 2020.
Gross Margin
Gross margins varied due to several factors including product mix, customer pricing, distribution channel, and product costs.
Gross margin increased primarily due to strong revenue growth. Gross margin as a percentage of total revenue shows a slight decrease mainly due to increased mix of hardware sales and increased supply chain costs, offset by price increases and reduced discounting as well as lower intangibles amortization.
Operating Income
Operating income and operating income as a percentage of total revenue increased primarily due to strong revenue growth in Buildings and Infrastructure, Geospatial, and Resources and Utilities, partially offset by a decrease in Transportation, as well as relative operating expense containment in all segments.
Research and Development, Sales and Marketing, and General and Administrative Expenses
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

	2021	2020	Dollar Change	% Change
(In millions)
Research and development	$536.6	$475.9	$60.7	13%
Percentage of revenue	14.7%	15.1%
Sales and marketing	506.8	467.0	39.8	9%
Percentage of revenue	13.9%	14.8%
General and administrative	369.1	300.9	68.2	23%
Percentage of revenue	10.1%	9.6%
Total	$1,412.5	$1,243.8	$168.7	14%
As a result of COVID-19 impacts, the year-to-year comparison of 2020 to 2021 reflects distortions in expense growth rates as our expenses normalized in 2021, with the biggest impact due to higher incentive compensation, including bonuses and stock-based compensation, particularly in G&A.
R&D expense increased primarily due to higher compensation expense, including incentive compensation.
We believe that the development and introduction of new products are critical to our future success, and we expect to continue active development of new products.
S&M expense increased primarily due to higher compensation expense, including incentive compensation and commissions.
G&A expense increased primarily due to higher compensation expense, including incentive compensation, and to a lesser extent, higher consulting and legal fees.
Amortization of Purchased Intangible Assets
The following table shows amortization of purchased intangible assets for the periods indicated:

	2021	2020	Dollar Change	% Change
(In millions)
Cost of sales	$87.7	$92.3	$(4.6)	(5)%
Operating expenses	50.9	65.5	(14.6)	(22)%
Total amortization expense of purchased intangibles	$138.6	$157.8	$(19.2)	(12)%

Total amortization expense of purchased intangibles as a percentage of revenue	4%	5%

In 2021, total amortization of purchased intangibles decreased primarily due to the expiration of prior year acquisitions' amortization.
Non-Operating Income (Expense), Net
The following table shows non-operating expense, net for the periods indicated:

	2021	2020	Dollar Change	% Change
(In millions)
Interest expense, net	$(65.4)	$(77.6)	$12.2	(16)%
Income from equity method investments, net	37.7	39.4	(1.7)	(4)%
Other income, net	41.3	13.4	27.9	208%
Total non-operating income (expense), net	$13.6	$(24.8)	$38.4	(155)%
In 2021, non-operating income increased primarily due to recognition of gains from the sale of businesses included in Other income, net, and to a lesser extent, lower interest costs associated with a decrease in our outstanding debt.
Income Tax Provision
In December 2021, due to a change in the Netherlands tax law, the statutory tax rate was further increased from 25.0% to 25.8% effective January 1, 2022. As a result, we recorded a one-time tax benefit of $14.4 million in 2021 due to the revaluation of the Netherlands deferred tax assets.
Previously in December 2020, also as a result of a Netherlands tax law change that increased Netherlands statutory tax rate from 21.7% to 25.0%, effective January 1, 2021, we recorded a one-time tax benefit of $64.0 million in 2020 due to the revaluation of the Netherlands deferred tax assets.
Our effective income tax rates for 2021 and 2020 were 14.2% and 1.1%, respectively. The effective income tax rate in 2021 increased compared to 2020 primarily due to the smaller one-time tax benefit recorded in 2021 relating to the revaluation of the Netherlands deferred tax assets mentioned above.
Results by Segment
We report our financial performance, including revenue and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation.
Our Chief Executive Officer and Chief Operating Decision Maker views and evaluates operations based on the results of our reportable operating segments under our management reporting system. These results are not necessarily in conformance with U.S. GAAP. For additional discussion of our segments, refer to Note 5 of this Annual Report on Form 10-K.

The following table shows a breakdown of revenue and operating income by segment for the periods indicated:

	2021	2020	Dollar Change	% Change
(In millions)
Buildings and Infrastructure
Segment revenue	$1,422.7	$1,231.0	$191.7	16%
Segment revenue as a percent of total revenue	39%	39%
Segment operating income	$411.7	$338.1	$73.6	22%
Segment operating income as a percent of segment revenue	28.9%	27.5%
Geospatial
Segment revenue	$828.9	$650.5	$178.4	27%
Segment revenue as a percent of total revenue	23%	21%
Segment operating income	$244.1	$184.4	$59.7	32%
Segment operating income as a percent of segment revenue	29.4%	28.3%
Resources and Utilities
Segment revenue	$771.3	$630.0	$141.3	22%
Segment revenue as a percent of total revenue	21%	20%
Segment operating income	$264.0	$221.0	$43.0	19%
Segment operating income as a percent of segment revenue	34.2%	35.1%
Transportation
Segment revenue	$636.5	$640.5	$(4.0)	(1)%
Segment revenue as a percent of total revenue	17%	20%
Segment operating income	$43.4	$50.1	$(6.7)	(13)%
Segment operating income as a percent of segment revenue	6.8%	7.8%
The following table shows a reconciliation of our consolidated segment operating income to our consolidated income before income taxes for the periods indicated:

	2021	2020
(In millions)
Consolidated segment operating income	$963.2	$793.6
Unallocated general corporate expenses	(106.2)	(74.0)
Purchase accounting adjustments	(134.5)	(156.6)
Acquisition / divestiture items	(21.8)	(21.4)
Stock-based compensation / deferred compensation	(128.6)	(90.4)
Restructuring and other costs	(11.1)	(31.4)
Consolidated operating income	561.0	419.8
Total non-operating income (expense), net	13.6	(24.8)
Consolidated income before taxes	$574.6	$395.0
Buildings and Infrastructure
Revenue increased primarily due to strong demand for our civil construction hardware and related software and from strong recovery in markets across major regions, including strong residential construction and infrastructure spend. Additionally, higher subscription revenue in our software businesses benefited from the continued cumulative effect of conversions from perpetual licenses to subscription offerings for existing and new customers, as well as improvements in our customer churn rate.
Segment operating income and operating income as a percentage of revenue increased primarily due to higher revenue, consistent gross margin, and operating cost containment. Increased supply chain costs for hardware products were wholly mitigated by reduced discounting and customer price increases.

Geospatial
Revenue increased primarily due to strong demand for geospatial survey products, with strong recovery in markets across major regions, including strong residential construction, infrastructure, and utilities spend. Competitive products, including the R12i, helped win business.
Segment operating income and operating income as a percentage of revenue increased primarily due to higher revenue and operating cost containment, partially offset by lower gross margin. Gross margin was down primarily due to product mix and increased supply chain costs for hardware products, partially offset by reduced discounting and customer price increases.
Resources and Utilities
Revenue increased primarily due to continued agriculture business strength in the reseller and OEM channels in markets across major regions. Strong market fundamentals, including favorable commodity prices, continued to fuel growth.
Segment operating income increased primarily due to higher revenue and operating expense containment. Gross margin was down due to product mix and higher supply chain costs for hardware products, partially offset by reduced discounting and customer price increases. Operating income as a percentage of revenue was down due to lower gross margin.
Transportation
Revenue decreased slightly due to the impact of a divestiture, largely offset by continued growth in enterprise software sales. Enterprise revenue continued to experience subscription revenue growth as the business transitions from a perpetual software license model. Mobility sales were down due to reduced subscriber counts, partially offset by higher hardware shipments for the year.
Segment operating income and operating income as a percentage of revenue decreased slightly, primarily due to the revenue decline and a slight increase in operating expense.
LIQUIDITY AND CAPITAL RESOURCES

At the End of Year	2021	2020	Dollar Change	% Change
(In millions)
Cash and cash equivalents	$325.7	$237.7	$88.0	37%
As a percentage of total assets	4.6%	3.5%
Principal balance of outstanding debt	$1,300.0	$1,555.9	$(255.9)	(16)%
Years	2021	2020	Dollar Change	% Change
(In millions)
Cash provided by operating activities	$750.5	$672.0	$78.5	12%
Cash used in investing activities	(203.5)	(231.8)	28.3	(12)%
Cash used in financing activities	(447.7)	(400.3)	(47.4)	12%
Effect of exchange rate changes on cash and cash equivalents	(11.3)	8.6	(19.9)	(231)%
Net increase in cash and cash equivalents	$88.0	$48.5
Operating Activities
The increase in cash provided by operating activities was primarily driven by higher net income adjusted for non-cash items, and higher account payables, partially offset by higher inventory purchases.
Investing Activities
The decrease in cash used in investing activities was primarily due to higher net proceeds from the sale of businesses and sale of property and equipment during 2021, partially offset by slightly higher acquisition spending in 2021. The current year included the AgileAssets acquisition compared to the prior year, which included the Kuebix acquisition.
Financing Activities
The increase in cash used in financing activities was primarily driven by an increase in repurchases of common stock, partially offset by a decrease in debt repayments, net of debt proceeds.

Cash and Cash Equivalents
We believe that our cash and cash equivalents and borrowings, along with cash provided by operations will be sufficient in the foreseeable future to meet our anticipated operating cash needs, expenditures related to our Connect and Scale strategy, debt service, and any stock repurchases under the stock repurchase program. For debt refinancing, we anticipate we will have readily accessible capital markets in order to secure appropriate funding.
Our material cash requirements include the following contractual and other obligations and cash needs:
Leases
We have operating leases primarily for certain of our major facilities including corporate offices, research and development facilities, and manufacturing facilities. Operating leases represent undiscounted lease payments and include short-term leases. At the end of 2021, we had fixed lease payment obligations of $190.7 million, with $50.5 million payable within the next 12 months. Refer to Note 7 of this Annual Report on Form 10-K for additional information regarding our leases.
Tax Payable
At the end of 2021, we had income taxes payable of $101.6 million, with $47.1 million payable within the next 12 months. The amount payable within the next 12 months includes $6.7 million representing a one-time transition tax liability as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Act”).
In addition, we have unrecognized tax benefits of $63.3 million included in Other non-current liabilities, including interest and penalties. At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability, and therefore, such amounts are not included in the contractual obligations table above. Refer to Note 11 of this Annual Report on Form 10-K for additional information regarding our taxes.
Other Purchase Obligations and Commitments
Purchase obligations and commitments primarily relate to investments in our platform associated with our Connect and Scale strategy and non-cancellable inventory commitments, which increased due to the extension of lead times and the growth of our hardware business. At the end of 2021, we had operating purchase obligations and commitments of $710.8 million, with $446.6 million payable within the next 12 months. Refer to Note 8 of this Annual Report on Form 10-K for additional information regarding our purchase obligations and commitments. Other than the items discussed above, we do not have any off-balance sheet financing arrangements or liabilities.
Debt
At the end of 2021, we had outstanding floating and fixed-rate senior notes with varying maturities for an aggregate principal amount of approximately $1.3 billion. Future interest payments total $264.2 million, with $60.8 million payable within the next 12 months.
During 2021, we repaid $251.0 million of debt, including the full repayment of our term loan, net of borrowings. Refer to Note 6 of this Annual Report on Form 10-K for additional information regarding our debt.
Stock Repurchase Program
We have a 2021 Stock Repurchase Program authorized by our Board of Directors, that allows us to repurchase shares from time to time, subject to business and market conditions and other investment opportunities, through open market transactions, privately-negotiated transactions, accelerated stock repurchase plans, or by other means for up to $750 million. The 2021 Stock Repurchase Program does not obligate us to acquire any specific number of shares. Refer to Note 13 of this Annual Report on Form 10-K for additional information regarding our 2021 Stock Repurchase Program.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements is disclosed in Note 1 of this Annual Report on Form 10-K.

SUPPLEMENTAL DISCLOSURE OF NON-GAAP FINANCIAL MEASURES AND ANNUALIZED RECURRING REVENUE
To supplement our consolidated financial information, we included non-GAAP financial measures, which are not meant to be considered in isolation or as a substitute for comparable GAAP because we believe non-GAAP financial measures provide useful information to investors and others in understanding our “core operating performance”, which excludes the effect of non-cash items and certain variable charges not expected to recur, not meaningful in comparison to our past operating performance or not reflective of ongoing financial results. Lastly, we believe that our core operating performance offers a supplemental measure for period-to-period comparisons and can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. In addition to providing non-GAAP financial measures, we disclose Annualized Recurring Revenue (“ARR”) to give the investors supplementary indicators of the value of our current recurring revenue contracts.
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
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		Years
		2021		2020		2019
(In millions, except per share data)		Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue
REVENUE:
GAAP revenue:		$3,659.1		$3,147.7		$3,264.3
Purchase accounting adjustments	(A)	0.3		4.3		7.0
Non-GAAP revenue:		$3,659.4		$3,152.0		$3,271.3
GROSS MARGIN:
GAAP gross margin:		$2,034.7	55.6%	$1,754.9	55.8%	$1,780.9	54.6%
Purchase accounting adjustments	(A)	88.0		96.6		101.1
Acquisition / divestiture items	(B)	—		1.7		—
Stock-based compensation / deferred compensation	(C)	9.8		7.2		5.9
Restructuring and other costs	(D)	0.2		1.2		1.1
Non-GAAP gross margin:		$2,132.7	58.3%	$1,861.6	59.1%	$1,889.0	57.7%
OPERATING EXPENSES:
GAAP operating expenses:		$1,473.7	40.3%	$1,335.1	42.4%	$1,405.0	43.0%
Purchase accounting adjustments	(A)	(46.5)		(60.0)		(67.4)
Acquisition / divestiture items	(B)	(21.8)		(19.7)		(20.5)
Stock-based compensation / deferred compensation	(C)	(118.8)		(83.2)		(75.3)
Restructuring and other costs	(D)	(10.9)		(30.2)		(26.8)
Non-GAAP operating expenses:		$1,275.7	34.9%	$1,142.0	36.2%	$1,215.0	37.1%
OPERATING INCOME:
GAAP operating income:		$561.0	15.3%	$419.8	13.3%	$375.9	11.5%
Purchase accounting adjustments	(A)	134.5		156.6		168.5
Acquisition / divestiture items	(B)	21.8		21.4		20.5
Stock-based compensation / deferred compensation	(C)	128.6		90.4		81.2
Restructuring and other costs	(D)	11.1		31.4		27.9
Non-GAAP operating income:		$857.0	23.4%	$719.6	22.8%	$674.0	20.6%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$13.6		$(24.8)		$(31.1)
Acquisition / divestiture items	(B)	(42.1)		(12.2)		(12.1)
Deferred compensation	(C)	(6.1)		(7.5)		(6.3)
Non-GAAP non-operating expense, net:		$(34.6)		$(44.5)		$(49.5)

			GAAP and Non-GAAP Tax Rate % (H)		GAAP and Non-GAAP Tax Rate % (H)		GAAP and Non-GAAP Tax Rate % (H)
INCOME TAX PROVISION (BENEFIT):
GAAP income tax (benefit) provision:		$81.8	14.2%	$4.4	1.1%	$(169.7)	(49.2)%
Non-GAAP items tax effected	(E)	41.4		48.5		29.6
Difference in GAAP and Non-GAAP tax rate	(F)	7.5		(4.9)		55.6
IP restructuring and tax law change impacts	(G)	14.4		64.0		206.3
Non-GAAP income tax provision:		$145.1	17.6%	$112.0	16.6%	$121.8	19.5%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$492.7		$389.9		$514.3
Purchase accounting adjustments	(A)	134.5		156.6		168.5
Acquisition / divestiture items	(B)	(20.3)		9.2		8.4
Stock-based compensation / deferred compensation	(C)	122.5		82.9		74.9
Restructuring and other costs	(D)	11.1		31.4		27.9
Non-GAAP tax adjustments	(E) - (G)	(63.3)		(107.6)		(291.5)
Non-GAAP net income attributable to Trimble Inc.:		$677.2		$562.4		$502.5
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$1.94		$1.55		$2.03
Purchase accounting adjustments	(A)	0.53		0.62		0.67
Acquisition / divestiture items	(B)	(0.08)		0.04		0.03
Stock-based compensation / deferred compensation	(C)	0.48		0.33		0.30
Restructuring and other costs	(D)	0.04		0.12		0.11
Non-GAAP tax adjustments	(E) - (G)	(0.25)		(0.43)		(1.15)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$2.66		$2.23		$1.99
ADJUSTED EBITDA:
OPERATING INCOME:
GAAP net income attributable to Trimble Inc.:		$492.7		$389.9		$514.3
Non-operating income (expense), net, income tax provision (benefit), and net gain attributable to noncontrolling interests		68.3		29.9		(138.4)
GAAP operating income:		561.0		419.8		375.9
Purchase accounting adjustments	(A)	134.5		156.6		168.5
Acquisition / divestiture items	(B)	21.8		21.4		20.5
Stock-based compensation / deferred compensation	(C)	128.6		90.4		81.2
Restructuring and other costs	(D)	11.1		31.4		27.9
Non-GAAP operating income:		$857.0		$719.6		$674.0
Depreciation expense		42.2		39.7		39.4
Income from equity method investments, net		37.7		39.4		35.8
Adjusted EBITDA:		$936.9	25.6%	$798.7	25.3%	$749.2	22.9%

Non-GAAP Definitions
Non-GAAP revenue
We define Non-GAAP revenue as GAAP revenue, excluding the effects of purchase accounting adjustments. We believe this measure helps investors understand the performance of our business including acquisitions, as non-GAAP revenue excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting. Management believes that excluding fair value purchase accounting adjustments more closely correlates with the ordinary and ongoing course of the acquired company’s operations and facilitates analysis of revenue growth and trends.
Non-GAAP gross margin
We define Non-GAAP gross margin as GAAP gross margin, excluding the effects of purchase accounting adjustments, acquisition/divestiture items, stock-based compensation, deferred compensation, and restructuring and other costs. We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions, and manufacturing costs influence our business.
Non-GAAP operating expenses
We define Non-GAAP operating expenses as GAAP operating expenses, excluding the effects of purchase accounting adjustments, acquisition/divestiture items, stock-based compensation, deferred compensation, and restructuring and other costs.
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue.
Non-GAAP operating income
We define Non-GAAP operating income as GAAP operating income, excluding the effects of purchase accounting adjustments, acquisition/divestiture items, stock-based compensation, deferred compensation, and restructuring, and other costs. We believe our investors benefit by understanding our non-GAAP operating income trends, which are driven by revenue, gross margin, and spending.
Non-GAAP non-operating expense, net
We define Non-GAAP non-operating expenses, net as GAAP non-operating expenses, net, excluding acquisition/divestiture items and deferred compensation. We believe this measure helps investors evaluate our non-operating expense trends.
Non-GAAP income tax provision
We define Non-GAAP income tax provision as GAAP income tax provision, excluding charges and benefits such as net deferred tax impacts resulting from the non-U.S. intercompany transfer of intellectual property, tax law changes, and significant one-time reserve releases upon the statute of limitations expirations. We believe this measure helps investors because it provides for consistent treatment of excluded items in our non-GAAP presentation and a difference in the GAAP and non-GAAP tax rates.
Non-GAAP net income
We define Non-GAAP net income as GAAP net income, excluding the effects of purchase accounting adjustments, acquisition/divestiture items, stock-based compensation, restructuring and other costs, and non-GAAP tax adjustments. This measure provides a supplemental view of net income trends, which are driven by non-GAAP income before taxes and our non-GAAP tax rate.
Non-GAAP diluted net income per share
We defined Non-GAAP diluted net income per share as GAAP diluted net income per share, excluding the effects of purchase accounting adjustments, acquisition/divestiture items, stock-based compensation, restructuring and other costs, and non-GAAP tax adjustments. We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company.
Adjusted EBITDA
We define Adjusted EBITDA as non-GAAP operating income plus depreciation expense and income from equity method investments, net. Other companies may define Adjusted EBITDA differently. Adjusted EBITDA is not intended to purport to be an alternative to net income or operating income as a measure of operating performance or cash flow from operating activities as a measure of liquidity. Adjusted EBITDA is a performance measure that we believe offers a useful view of the overall operations of our business because it facilitates operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, depreciation and amortization expenses.
Explanations of Non-GAAP adjustments
(A)Purchase accounting adjustments. Purchase accounting adjustments consist of the following:
(i)Acquired deferred revenue adjustment. We adopted ASU 2021-08 in the fourth quarter of 2021 for all acquisitions occurring in 2021, which requires the application of ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities on the acquisition date. For acquisitions occurring prior to 2021, non-GAAP revenue excludes the adjustment to our revenue as a result of measuring the contract liability at fair value on the acquisition date.
(ii)Amortization of acquired capitalized commissions. Purchase accounting generally requires entities to eliminate capitalized sales commissions balances as of the acquisition date. Non-GAAP operating expenses exclude the adjustments that eliminate the capitalized sales commissions. For acquisitions occurring prior to 2021, non-GAAP operating expenses exclude the adjustment of acquired capitalized commissions amortization.
(iii)Amortization of purchased intangible assets. Non-GAAP gross margin and operating expenses exclude the amortization of purchased intangible assets, which primarily represents technology and/or customer relationships already developed.
(B)Acquisition / divestiture items. Non-GAAP gross margin and operating expenses exclude acquisition costs consisting of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, integration, and other closing costs, including the acceleration of acquisition stock options and adjustments to the fair value of earn-out liabilities. Non- GAAP non-operating expense, net, exclude unusual one-time acquisition/divestiture charges and/or divestiture gains/losses. The costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. As a result, these are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.
(C)Stock-based compensation / deferred compensation. Non-GAAP gross margin and operating expenses exclude stock-based compensation and income or expense associated with movement in our non-qualified deferred compensation plan liabilities. Changes in non-qualified deferred compensation plan assets, included in non-operating expense, net, offset the income or expense in the plan liabilities.
(D)Restructuring and other costs. Non- GAAP gross margin and operating expenses exclude restructuring and other exit costs comprised of termination benefits related to reductions in employee headcount, including executive severance agreements, the closure or exit of facilities, and cancellation of certain contracts. In addition, other costs include COVID-19 expenses incurred as a direct impact from the COVID-19 virus pandemic, such as cancellation fees of trade shows due to public safety issues, additional charges for disinfecting facilities, and personal protective equipment.
(E)Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) - (D) on non-GAAP net income. This amount excludes the GAAP tax rate impact resulting from the non-U.S. intercompany transfer of intellectual property, which is separately disclosed in item (G).
(F)Difference in GAAP and Non-GAAP tax rate. This amount represents the difference between the GAAP and non-GAAP tax rates applied to the non-GAAP operating income plus the non-GAAP non-operating expense, net. The GAAP tax rate used for this calculation excludes the net deferred tax impacts resulting from the non-U.S. intercompany transfer of intellectual property, which is separately disclosed in item (G). The non-GAAP tax rate excludes charges and benefits such as net deferred tax impacts resulting from a non-U.S. intercompany transfer of intellectual property and significant one-time reserve releases upon statute of limitations expirations.
(G)IP restructuring and tax law change impacts. These amounts represent net deferred tax impacts resulting from a non-U.S. intercompany transfer of intellectual property, consistent with tax law changes, including tax rates changes, and our international business operations.
(H)GAAP and non-GAAP tax rate percentages. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes.

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
We are exposed to market risk due to the possibility of changing interest rates under our credit facilities. Our 2018 Credit Facility includes a five-year revolving loan facility with a maturity date of May 2023. We also have four unsecured, uncommitted, revolving credit facilities that are callable by the bank at any time. We may borrow funds under the 2018 Credit Facility in U.S. Dollars, Euros, or in certain other agreed currencies as described in Note 6 of this Annual Report on Form 10‑K.
At the end of 2021, we had one £55.0 million, two $75.0 million, and one €100.0 million revolving credit facilities, which are uncommitted. At the end of 2021, we do not have any outstanding balance on our revolving credit facilities.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In 2021, revenue and operating income were favorably impacted by foreign currency exchange rates by $43.8 million and $4.3 million.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables, primarily denominated in Euro, New Zealand Dollars, Canadian Dollars, British Pound, and Brazilian Real. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding at the end of 2021 and 2020 are summarized as follows:

	At the End of 2021		At the End of 2020
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(107.5)	$0.1	$(99.4)	$0.9
Sold	$183.6	$(0.2)	$52.0	$(0.5)

TRIMBLE INC.

Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS

At the End of Year	2021	2020
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$325.7	$237.7
Accounts receivable, net	624.8	620.5
Inventories	363.3	301.7
Other current assets	136.8	121.5
Total current assets	1,450.6	1,281.4
Property and equipment, net	233.2	251.8
Operating lease right-of-use assets	141.0	128.9
Goodwill	3,981.5	3,876.5
Other purchased intangible assets, net	506.6	580.1
Deferred income tax assets	502.0	510.2
Other non-current assets	284.7	248.0
Total assets	$7,099.6	$6,876.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$—	$255.8
Accounts payable	207.3	143.2
Accrued compensation and benefits	231.0	166.8
Deferred revenue	548.8	560.5
Other current liabilities	201.5	185.0
Total current liabilities	1,188.6	1,311.3
Long-term debt	1,293.2	1,291.4
Deferred revenue, non-current	83.0	53.3
Deferred income tax liabilities	263.1	300.3
Income taxes payable	54.5	62.2
Operating lease liabilities	121.4	109.2
Other non-current liabilities	151.1	150.6
Total liabilities	3,154.9	3,278.3
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 250.9 and 250.8 shares issued and outstanding at the end of 2021 and 2020	0.3	0.3
Additional paid-in-capital	1,935.6	1,801.7
Retained earnings	2,170.5	1,893.4
Accumulated other comprehensive loss	(161.7)	(98.5)
Total Trimble Inc. stockholders’ equity	3,944.7	3,596.9
Noncontrolling interests	—	1.7
Total stockholders' equity	3,944.7	3,598.6
Total liabilities and stockholders’ equity	$7,099.6	$6,876.9
See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	2021	2020	2019
(In millions, except per share data)
Revenue:
Product	$2,247.5	$1,828.0	$1,934.8
Service	649.4	644.8	686.2
Subscription	762.2	674.9	643.3
Total revenue	3,659.1	3,147.7	3,264.3
Cost of sales:
Product	1,090.1	855.0	939.4
Service	229.9	234.5	253.9
Subscription	216.7	211.0	196.0
Amortization of purchased intangible assets	87.7	92.3	94.1
Total cost of sales	1,624.4	1,392.8	1,483.4
Gross margin	2,034.7	1,754.9	1,780.9
Operating expense:
Research and development	536.6	475.9	469.7
Sales and marketing	506.8	467.0	504.2
General and administrative	369.1	300.9	330.6
Restructuring charges	10.3	25.8	26.8
Amortization of purchased intangible assets	50.9	65.5	73.7
Total operating expense	1,473.7	1,335.1	1,405.0
Operating income	561.0	419.8	375.9
Non-operating expense, net:
Interest expense, net	(65.4)	(77.6)	(82.4)
Income from equity method investments, net	37.7	39.4	35.8
Other income, net	41.3	13.4	15.5
Total non-operating income (expense), net	13.6	(24.8)	(31.1)
Income before taxes	574.6	395.0	344.8
Income tax provision (benefit)	81.8	4.4	(169.7)
Net income	492.8	390.6	514.5
Net gain attributable to noncontrolling interests	0.1	0.7	0.2
Net income attributable to Trimble Inc.	$492.7	$389.9	$514.3
Earnings per share attributable to Trimble Inc.:
Basic	$1.96	$1.56	$2.05
Diluted	$1.94	$1.55	$2.03
Shares used in calculating earnings per share:
Basic	251.4	250.5	250.8
Diluted	254.3	252.3	252.9
See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2021	2020	2019
(In millions)
Net income	$492.8	$390.6	$514.5
Foreign currency translation adjustments, net of tax $1.0 in 2021, $0.5 in 2020, and $0.1 in 2019	(64.0)	77.1	10.3
Net unrealized gain (loss), net of tax	0.8	1.2	(1.0)
Comprehensive income	429.6	468.9	523.8
Comprehensive income attributable to noncontrolling interests	0.1	0.7	0.2
Comprehensive income attributable to Trimble Inc.	$429.5	$468.2	$523.6
See accompanying Notes to the Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2018	250.9	$0.3	$1,591.9	$1,268.3	$(186.1)	$2,674.4	$0.4	$2,674.8
Net income	—	—	—	514.3	—	514.3	0.2	514.5
Other comprehensive income	—	—	—	—	9.3	9.3	—	9.3
Comprehensive income						523.6		523.8
Issuance of common stock under employee plans, net of tax withholdings	3.7	—	59.8	(30.7)	—	29.1	—	29.1
Stock repurchases	(4.7)	(0.1)	(30.6)	(149.1)	—	(179.8)	—	(179.8)
Stock-based compensation	—	—	72.5	—	—	72.5	—	72.5
Noncontrolling interest investments	—	—	(0.8)	—	—	(0.8)	0.8	—
Balance at the end of 2019	249.9	$0.2	$1,692.8	$1,602.8	$(176.8)	$3,119.0	$1.4	$3,120.4
Net income	—	—	—	389.9	—	389.9	0.7	390.6
Other comprehensive income	—	—	—	—	78.3	78.3	—	78.3
Comprehensive income						468.2		468.9
Issuance of common stock under employee plans, net of tax withholdings	2.8	0.1	40.6	(30.7)	—	10.0	—	10.0
Stock repurchases	(1.9)	—	(13.0)	(68.6)	—	(81.6)	—	(81.6)
Stock-based compensation	—	—	81.3	—	—	81.3	—	81.3
Noncontrolling interest investments	—	—	—	—	—	—	(0.4)	(0.4)
Balance at the end of 2020	250.8	$0.3	$1,801.7	$1,893.4	$(98.5)	$3,596.9	$1.7	$3,598.6
Net income				492.7		492.7	0.1	492.8
Other comprehensive loss	—	—	—	—	(63.2)	(63.2)	—	(63.2)
Comprehensive income						429.5		429.6
Issuance of common stock under employee plans, net of tax withholdings	2.2	—	36.2	(51.3)	—	(15.1)	—	(15.1)
Stock repurchases	(2.1)	—	(15.7)	(164.3)	—	(180.0)	—	(180.0)
Stock-based compensation	—	—	112.8	—	—	112.8	—	112.8
Noncontrolling interest investments	—	—	0.6	—	—	0.6	(1.8)	(1.2)
Balance at the end of 2021	250.9	$0.3	$1,935.6	$2,170.5	$(161.7)	$3,944.7	$—	$3,944.7
See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2021	2020	2019
(In millions)
Cash flows from operating activities
Net income	$492.8	$390.6	$514.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	41.3	39.7	39.4
Amortization expense	138.6	157.8	167.8
Deferred income taxes	(26.9)	(52.9)	(220.2)
Stock-based compensation	122.6	83.0	75.0
Divestitures (gain) loss, net	(43.9)	(12.2)	(12.4)
Other, net	19.2	42.4	10.1
(Increase) decrease in assets:
Accounts receivable, net	(9.0)	(14.0)	(96.0)
Inventories	(72.9)	(5.0)	(21.3)
Other current and non-current assets	(30.2)	2.5	11.0
Increase (decrease) in liabilities:
Accounts payable	60.3	(15.7)	14.5
Accrued compensation and benefits	54.1	34.9	(46.4)
Deferred revenue	27.4	65.7	148.2
Other current and non-current liabilities	(22.9)	(44.8)	0.8
Net cash provided by operating activities	750.5	672.0	585.0
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(236.1)	(201.9)	(220.8)
Purchases of property and equipment	(46.1)	(56.8)	(69.0)
Net proceeds from sale of businesses	67.3	27.5	0.5
Net proceeds from sale of property and equipment	20.8	0.4	0.4
Other, net	(9.4)	(1.0)	13.6
Net cash used in investing activities	(203.5)	(231.8)	(275.3)
Cash flows from financing activities:
Issuance of common stock, net of tax withholdings	(15.1)	10.0	29.1
Repurchase of common stock	(180.0)	(81.6)	(179.8)
Proceeds from debt and revolving credit lines	198.9	1,173.8	1,195.4
Payments on debt and revolving credit lines	(449.9)	(1,486.0)	(1,322.9)
Other, net	(1.6)	(16.5)	(14.4)
Net cash used in financing activities	(447.7)	(400.3)	(292.6)
Effect of exchange rate changes on cash and cash equivalents	(11.3)	8.6	(0.4)
Net increase in cash and cash equivalents	88.0	48.5	16.7
Cash and cash equivalents - beginning of year	237.7	189.2	172.5
Cash and cash equivalents - end of year	$325.7	$237.7	$189.2

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$98.3	$59.0	$63.1
Cash paid for interest	$61.8	$71.8	$79.2
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
Basis of Presentation
These Consolidated Financial Statements include our results of our consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling stockholders’ proportionate share of the net assets and results of operations of our consolidated subsidiaries.
We use a 52–53 week fiscal year ending on the Friday nearest to December 31. Fiscal 2021 and 2020 were both 52-week years ending on December 31, 2021 and January 1, 2021, respectively. Fiscal 2019 was a 53-week year ended on January 3, 2020. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates and assumptions are used for revenue recognition, including determining the nature and timing of satisfaction of performance obligations and determining standalone selling price (“SSP”) of performance obligations, provision for credit losses, sales returns reserve, inventory valuation, warranty costs, investments, acquired intangibles, goodwill and intangible asset impairment analysis, other long-lived asset impairment analysis, stock-based compensation, and income taxes. We base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual results that we experience may differ materially from our estimates.
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
Product
Product revenue includes hardware and software licenses.
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
Service
Service revenue includes hardware and software maintenance and support and professional services.
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
Subscription
Subscription revenue includes software as a service (“SaaS”), data, and hosting services.
SaaS may be sold with devices used to collect, generate, and transmit data.  SaaS is distinct from the related devices. In addition, we may host the software that the customer has separately licensed. Hosting services are distinct from the underlying software.
Subscription terms generally range from month-to-month to one to three years.  Subscription revenue is recognized monthly over the subscription term, commencing from activation.
Accounts Receivable, Net
Accounts receivable, net, includes billed and unbilled amounts due from customers. Unbilled receivables include revenue recognized that exceeds the amount billed to the customer, provided the billing is not contingent upon future performance, and we have the unconditional right to future payment with only the passage of time required. Both billed and unbilled amounts due are stated at their net estimated realizable value. The unbilled receivables were $39.5 million and $138.7 million at the end of 2021 and 2020.
We maintain an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Each reporting period, we evaluate the collectability of our trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current and future economic conditions that may affect a customer’s ability to pay. At the end of 2021 and 2020, our allowance for credit losses was $7.0 million. The provision for credit losses for the years ended 2021, 2020 and 2019 were $2.6 million, $7.1 million, and $6.5 million.

Deferred Costs to Obtain Customer Contracts
Sales commissions incurred in obtaining contracts that include maintenance or subscription revenue are deferred if the contractual term is greater than a year or if renewals are expected, and the renewal commission is not commensurate with the initial commission. These commission costs are deferred and amortized over the estimated benefit period, which is either the contract term or the shorter of customer life or product life that ranges from three to seven years. Contracts with an amortization period of a year or less from this deferral requirement are expensed as incurred.
At the end of 2021 and 2020, deferred costs to obtain customer contracts were $59.7 million and $51.3 million. These costs are included in Other non-current assets in the Consolidated Balance Sheets. There was no impairment loss in relation to the costs capitalized for the periods presented.
Amortization expense related to deferred costs to obtain customer contracts was $25.9 million, $22.8 million, and $22.3 million, for 2021, 2020, and 2019. This expense is included in Sales and marketing expense in our Consolidated Statements of Income.
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
Property and Equipment, Net
Property and equipment are depreciated using the straight-line method over the shorter of the estimated useful lives or the lease terms when applicable. Useful lives generally range from four to six years for machinery and equipment, five to ten years for furniture and fixtures, two to five years for computer equipment and software, thirty-nine years for buildings, and the life of the lease for leasehold improvements. We capitalize eligible costs to acquire or develop certain internal-use software and amortize those assets using the straight-line method over the estimated useful lives of the assets, which range from two to five years.
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
Business Combinations
We account for business combinations using the acquisition method of accounting whereby certain identifiable assets and liabilities of the acquired business and any noncontrolling interest in the acquiree are recorded at their estimated fair values as of the acquisition date. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses and related restructuring costs are expensed as incurred.
When determining the fair values of certain assets acquired, liabilities assumed, and noncontrolling interests in the acquiree, we make significant estimates and assumptions, especially concerning intangible assets. Critical estimates when valuing intangible assets include expected future cash flows based on consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates.

Goodwill
We evaluate goodwill on an annual basis or more frequently if indicators of potential impairment exist. We utilize either a qualitative or quantitative approach to assess the likelihood of impairment as of the first day of the fourth quarter. When performing the qualitative approach, we consider macroeconomic conditions, industry and market considerations, overall financial performance, and other relevant events and factors that may impact the reporting units. When performing the quantitative approach, we compare the reporting unit’s carrying amount, including goodwill, to the reporting unit's fair value. The estimation of a reporting unit's fair value involves using estimates and assumptions including expected future operating performance using risk-adjusted discount rates. Actual future results may differ from those estimates. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized.
Intangible Assets
Intangible assets acquired individually, with a group of other assets, or in a business combination are recorded at fair value. Our intangible assets are amortized over the period of estimated benefit using the straight-line method over their estimated useful lives, which range from three years to ten years and have a weighted-average useful life of approximately seven years. We write off fully amortized intangible assets when those assets are no longer used.
We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable based on their future cash flows. The estimated future cash flows are primarily based upon assumptions about expected future operating performance.
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
Accrued warranty expenses of $17.1 million and $13.8 million are included in Other current liabilities in the Consolidated Balance Sheets at the end of 2021 and 2020.
Foreign Currency Translation
Assets and liabilities recorded in foreign currency are translated to U.S. dollars at the exchange rate~~s~~ on the balance sheet date. Revenue and expense are translated at average monthly exchange rates during the year. Translation adjustments resulting from this process are recorded to other comprehensive income.
Stock-Based Compensation
Stock-based compensation expense is based on the measurement date fair value of the awards, net of expected forfeitures. Expense is generally recognized on a straight-line basis over the requisite service period of the stock awards. The estimate of the forfeiture rate is based on historical experience.
Advertising and Promotional Costs
Advertising and promotional costs are expensed as incurred. Advertising and promotional expense was approximately $31.6 million, $28.6 million, and $42.7 million, in 2021, 2020, and 2019.
Research and Development Costs
Research and development costs are expensed as incurred. Development costs for software to be sold subsequent to reaching technical feasibility were not significant and were expensed as incurred. We received third party funding of approximately $12.6 million, $16.3 million, and $16.5 million in 2021, 2020, and 2019. We offset research and development expense with any unconditional third party funding earned and retain the rights to any technology developed under such arrangements.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements were not material, and no liabilities have been recorded for these obligations in the Consolidated Balance Sheets at the end of 2021 and 2020.
Derivative Financial Instruments
We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash and certain trade and intercompany receivables and payables, primarily denominated in New Zealand Dollars, Brazil Real, Canadian Dollars, Norwegian Krone, and Euro. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every reporting period and generally range from one to two months in original maturity. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. We do not enter into foreign currency forward contracts for trading purposes. As of the years ended 2021 and 2020, there were no derivative financial instruments outstanding that were accounted for as hedges.
Recent Accounting Pronouncements
Income Taxes—Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued amendments to the accounting for Income Taxes to reduce complexity by removing certain exceptions and implementing targeted simplifications. We adopted the new standard on a prospective basis at the beginning of 2021. The adoption did not have a material impact on our Consolidated Financial Statements.

Business Combinations—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued amendments to improve, simplify, and provide consistency for recognition and measurement of acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments require that an acquirer recognize and measure contract assets and contract liabilities under Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. The amendments also allow for election of certain practical expedients, which are applied on an acquisition-by-acquisition basis. The new accounting amendments are effective for the Company beginning in 2023 with prospective application. Early adoption is permitted, including in any interim period, and if elected, the amendments are applied retrospectively for any acquisitions that occurred in the year of interim adoption.
We early adopted the guidance in the fourth quarter of 2021 retrospectively to all business combinations completed since the beginning of 2021. The adoption did not have a material impact on our Consolidated Financial Statements.
NOTE 2: EARNINGS PER SHARE
Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period plus additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive common shares include outstanding stock options, RSUs, contingently issuable shares, and shares to be purchased under our ESPP.
The following table shows the computation of basic and diluted earnings per share:

	2021	2020	2019
(In millions, except per share data)
Numerator:
Net income attributable to Trimble Inc.	$492.7	$389.9	$514.3
Denominator:
Weighted average number of common shares used in basic earnings per share	251.4	250.5	250.8
Effect of dilutive securities	2.9	1.8	2.1
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	254.3	252.3	252.9
Basic earnings per share	$1.96	$1.56	$2.05
Diluted earnings per share	$1.94	$1.55	$2.03
Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.
NOTE 3: BUSINESS COMBINATION, INTANGIBLE ASSETS, AND GOODWILL
On December 13, 2021, we acquired AgileAssets, with total purchase consideration of $237.5 million. AgileAssets is a provider of SaaS solutions for transportation asset lifecycle management. The financial results have been included in our consolidated financial statements since the date of the acquisition. The acquisition contributed less than 1% of our total revenue during 2021.
During 2020, we acquired three businesses, with total purchase consideration of $205.1 million. The acquisitions were not significant individually or in the aggregate. The largest acquisition was Kuebix, a transportation management system provider. In the aggregate, the businesses acquired contributed less than 1% of our total revenue during 2020.
During 2019, we acquired four businesses, with total purchase consideration of $247.0 million. The acquisitions were not significant individually or in the aggregate. The largest acquisition was Cityworks, a company that provides enterprise asset management (EAM) software for utilities and local government. In the aggregate, the businesses acquired contributed less than 1% of our total revenue during 2019.
For the AgileAssets acquisition in 2021, the preliminary allocation of purchase price was based upon preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which could change within the measurement period as valuations are finalized. The primary areas that remain preliminary relate to the fair values of intangible assets acquired and certain tangible assets and liabilities acquired. We expect to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.
Acquisition costs of $13.6 million, $20.3 million, and $20.2 million in 2021, 2020, and 2019, were expensed as incurred and are included in Cost of sales and General and administrative expenses in our Consolidated Statements of Income.

The following table summarizes the business combinations completed during the periods indicated:

	2021	2020	2019
(In millions)
Fair value of total purchase consideration	$237.5	$205.1	$247.0
Less fair value of net assets acquired:
Net tangible assets acquired	(5.2)	(1.6)	6.7
Identified intangible assets	67.2	56.7	104.6
Deferred taxes	—	0.7	(3.4)
Goodwill	$175.5	$149.3	$139.1
Intangible Assets
The following table presents a summary of our intangible assets:

		At the End of 2021			At the End of 2020
(In millions)	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	6	$1,011.9	$(748.2)	$263.7	$1,118.2	$(811.1)	$307.1
Customer relationships	9	667.8	(428.9)	238.9	681.1	(419.3)	261.8
Trade names and trademarks	6	48.0	(45.0)	3.0	58.3	(51.9)	6.4
Distribution rights and other intellectual properties	4	10.0	(9.0)	1.0	45.8	(41.0)	4.8
		$1,737.7	$(1,231.1)	$506.6	$1,903.4	$(1,323.3)	$580.1
As of the end of 2021 and 2020, $160.1 million and $338.3 million of fully amortized intangible assets were written off.
The estimated future amortization expense of intangible assets at the end of 2021 was as follows:

(In million)
2022	$127.2
2023	115.6
2024	90.1
2025	55.9
2026	49.5
Thereafter	68.3
Total	$506.6
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
Balance as of year end 2020	$1,997.4	$415.7	$453.8	$1,009.6	$3,876.5
Additions due to acquisition	175.5	—	—	—	175.5
Decrease from the sale of businesses	(14.7)	—	(3.3)	—	(18.0)
Foreign currency translation and other adjustments	(16.8)	(12.1)	(9.7)	(13.9)	(52.5)
Balance as of year end 2021	$2,141.4	$403.6	$440.8	$995.7	$3,981.5

NOTE 4: CERTAIN BALANCE SHEET COMPONENTS
The components of inventory, net were as follows:

At the End of Year	2021	2020
(In millions)
Inventories:
Raw materials	$129.6	$95.6
Work-in-process	12.4	16.0
Finished goods	221.3	190.1
Total inventories	$363.3	$301.7
Finished goods includes $13.7 million and $11.7 million at the end of 2021 and 2020 for costs of sales that have been deferred in connection with deferred revenue arrangements.
The components of property and equipment, net were as follows:

At the End of Year	2021	2020
(In millions)
Property and equipment, net:
Land, building, furniture, and leasehold improvements	$238.8	$253.3
Machinery and equipment	185.8	178.7
Software and licenses	150.9	148.9
Construction in progress	20.7	17.2
	596.2	598.1
Less: accumulated depreciation	(363.0)	(346.3)
Total property and equipment, net	$233.2	$251.8
The components of accumulated other comprehensive loss, net of related tax were as follows:

At the End of Year	2021	2020
(In millions)
Accumulated foreign currency translation adjustments	$(160.0)	$(96.0)
Net unrealized actuarial losses	(1.7)	(2.5)
Total accumulated other comprehensive loss	$(161.7)	$(98.5)
NOTE 5: REPORTING SEGMENT AND GEOGRAPHIC INFORMATION
We determined our operating segments based on how our Chief Operating Decision Maker (“CODM”) views and evaluates operations. Various factors, including market separation and customer-specific applications, go-to-market channels, and products and services, were considered in determining these operating segments. Our CODM regularly reviews our segment operating results to make decisions about resources to be allocated to each segment and assess performance. In each of our segments, we sell many individual products. For this reason, it is impracticable to segregate and identify revenue for each of the individual products or group of products we sell.
Our reportable segments are described below:
•Buildings and Infrastructure. This segment primarily serves customers working in architecture, engineering, construction, and operations and maintenance.
•Geospatial. This segment primarily serves customers working in surveying, engineering, and government.
•Resources and Utilities. This segment primarily serves customers working in agriculture, forestry, and utilities.
•Transportation. This segment primarily serves customers working in long haul trucking and freight shipper markets.

The following Reporting Segment tables reflect the results of our reportable operating segments under our management reporting system. These results are not necessarily in conformity with U.S. GAAP. This is consistent with the way the CODM evaluates each of the segment's performance and allocates resources.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
2021
Revenue	$1,422.5	$828.9	$771.3	$636.4	$3,659.1
Purchase accounting adjustments(1)	0.2	—	—	0.1	0.3
Segment revenue	$1,422.7	$828.9	$771.3	$636.5	$3,659.4

Operating income	$415.6	$244.1	$264.0	$43.6	$967.3
Purchase accounting adjustments(2)	(3.9)	—	—	(0.2)	(4.1)
Segment operating income	$411.7	$244.1	$264.0	$43.4	$963.2

Depreciation expense	$7.0	$7.0	$5.9	$4.1	$24.0

2020
Revenue	$1,230.7	$650.5	$627.3	$639.2	$3,147.7
Purchase accounting adjustments(1)	0.3	—	2.7	1.3	4.3
Segment revenue	$1,231.0	$650.5	$630.0	$640.5	$3,152.0

Operating income	$343.0	$184.4	$218.4	$49.0	$794.8
Purchase accounting adjustments(2)	(4.9)	—	2.6	1.1	(1.2)
Segment operating income	$338.1	$184.4	$221.0	$50.1	$793.6

Depreciation expense	$8.1	$6.2	$5.6	$4.1	$24.0

2019
Revenue	$1,254.2	$649.4	$568.4	$792.3	$3,264.3
Purchase accounting adjustments(1)	4.0	—	3.0	—	7.0
Segment revenue	$1,258.2	$649.4	$571.4	$792.3	$3,271.3

Operating income	$322.1	$132.2	$166.2	$125.9	$746.4
Purchase accounting adjustments(2)	(2.2)	—	2.9	—	0.7
Segment operating income	$319.9	$132.2	$169.1	$125.9	$747.1

Depreciation expense	$8.1	$6.3	$4.4	$4.4	$23.2

(1) Includes acquired deferred revenue adjustments of certain acquired deferred revenue that was written down to fair value in purchase accounting.
(2) Includes acquired deferred revenue adjustments and amortization of acquired capitalized commissions.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of Year End 2021
Accounts receivable, net	$246.8	$134.0	$112.9	$131.1	$624.8
Inventories	79.3	136.4	67.4	80.2	363.3
Goodwill	2,141.4	403.6	440.8	995.7	3,981.5

As of Year End 2020
Accounts receivable, net	$260.1	$117.5	$91.2	$151.7	$620.5
Inventories	59.1	120.1	49.0	73.5	301.7
Goodwill	1,997.4	415.7	453.8	1,009.6	3,876.5

As of Year End 2019
Accounts receivable, net	$232.0	$115.5	$93.3	$167.4	$608.2
Inventories	67.1	125.0	45.5	74.5	312.1
Goodwill	1,973.0	401.5	445.4	860.7	3,680.6
A reconciliation of our consolidated segment operating income to consolidated income before income taxes was as follows:

	2021	2020	2019
(In millions)
Consolidated segment operating income	$963.2	$793.6	$747.1
Unallocated general corporate expenses	(106.2)	(74.0)	(73.1)
Purchase accounting adjustments (1)	(134.5)	(156.6)	(168.5)
Acquisition / divestiture items	(21.8)	(21.4)	(20.5)
Stock-based compensation / deferred compensation	(128.6)	(90.4)	(81.2)
Restructuring and other costs	(11.1)	(31.4)	(27.9)
Consolidated operating income	561.0	419.8	375.9
Total non-operating income (expense), net	13.6	(24.8)	(31.1)
Consolidated income before taxes	$574.6	$395.0	$344.8
(1) Purchase accounting adjustments include acquired deferred revenue adjustments, amortization of acquired capitalized commissions, and amortization of purchased intangible assets.

The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
2021
North America	$823.5	$337.3	$212.2	$493.1	$1,866.1
Europe	386.6	282.3	368.4	87.3	1,124.6
Asia Pacific	188.4	161.4	67.3	30.2	447.3
Rest of World	24.2	47.9	123.4	25.9	221.4
Total segment revenue	$1,422.7	$828.9	$771.3	$636.5	$3,659.4

2020
North America	$703.4	$249.9	$191.4	$502.5	$1,647.2
Europe	337.1	222.3	284.3	78.4	922.1
Asia Pacific	165.7	138.2	64.5	34.9	403.3
Rest of World	24.8	40.1	89.8	24.7	179.4
Total segment revenue	$1,231.0	$650.5	$630.0	$640.5	$3,152.0

2019
North America	$722.7	$263.0	$173.3	$636.3	$1,795.3
Europe	338.7	217.5	273.6	90.4	920.2
Asia Pacific	165.3	122.7	47.4	39.7	375.1
Rest of World	31.5	46.2	77.1	25.9	180.7
Total segment revenue	$1,258.2	$649.4	$571.4	$792.3	$3,271.3
Total revenue in the United States as included in the Consolidated Statements of Income was $1,687.4 million, $1,502.3 million, and $1,641.0 million in 2021, 2020, and 2019. No single customer or country other than the United States accounted for 10% or more of our total revenue in 2021, 2020, and 2019. No single customer accounted for 10% or more of our accounts receivable at the end of 2021 and 2020.
Property and equipment, net by geographic area were as follows:

At the End of Year	2021	2020
(In millions)
Property and equipment, net:
United States	$171.3	$200.3
Europe	44.8	41.0
Asia Pacific and Rest of World	17.1	10.5
Total property and equipment, net	$233.2	$251.8

NOTE 6: DEBT
Debt consisted of the following:

At the End of Year		Effective interest rate
(In millions, except percentages)	Date of Issuance	for 2021	2021	2020
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
2028 Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
2024 Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Credit Facilities:
Uncommitted facilities, floating rate			—	255.8
Promissory notes and other debt			—	0.1
Unamortized discount and issuance costs			(6.8)	(8.7)
Total debt			1,293.2	1,547.2
Less: Short-term debt			—	255.8
Long-term debt			$1,293.2	$1,291.4
Each of our debt agreements requires us to maintain compliance with certain debt covenants, all of which we complied with at the end of 2021.
Debt Maturities
At the end of 2021, our debt maturities based on outstanding principal were as follows:

(In million)
2022	$—
2023	300.0
2024	400.0
2025	—
2026	—
Thereafter	600.0
Total	$1,300.0
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
2018 Credit Facility
At the end of 2021, we had access to a $1.25 billion unsecured revolving credit facility maturing in May 2023, which may be used for working capital and general corporate purposes, including permitted acquisitions. As part of the credit facility, we may request an additional term loan facility up to $500.0 million prior to the maturity of the credit facility and subject to approval.
Uncommitted Facilities
At the end of 2021, we had one £55.0 million, two $75.0 million, and one €100.0 million revolving credit facilities, which are uncommitted (the “Uncommitted Facilities”). Generally, these uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in our Consolidated Balance Sheet.

NOTE 7: LEASES
We have operating leases primarily for certain of our major facilities, including corporate offices, research and development facilities, and manufacturing facilities. Lease terms range from 1 to 13 years, and certain leases include options to extend the lease for up to 9 years. We consider options to extend the lease in determining the lease term.
Operating lease expense consisted of:

At the End of Year	2021	2020
(In millions)
Operating lease expense	$35.5	$38.1
Short-term lease expense and other	17.8	15.7
Total lease expense	$53.3	$53.8
Supplemental cash flow information related to leases was as follows:

At the End of Year	2021	2020
(In millions)
Cash paid for liabilities included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$35.9	$37.0

Right-of-use assets obtained in exchange for Operating lease liabilities:	$49.5	$29.4
(1)Excludes cash payments for short-term leases, which are not capitalized.
Supplemental balance sheet information related to leases was as follows:

At the End of Year	2021	2020
(In millions)
Operating lease right-of-use assets	$141.0	$128.9

Other current liabilities	$35.0	$33.8
Operating lease liabilities	121.4	109.2
Total operating lease liabilities	$156.4	$143.0

Weighted-average discount rate	3.31%	3.86%
Weighted-average remaining lease term	7 years	6 years
At the end of 2021, the maturities of lease liabilities were as follows:

(In million)
2022	$37.4
2023	30.3
2024	23.6
2025	18.3
2026	14.7
Thereafter	49.3
Total lease payments	$173.6
Less: imputed interest	17.2
Total	$156.4

NOTE 8: COMMITMENTS AND CONTINGENCIES
At the end of 2021, we had unconditional purchase obligations of approximately $710.8 million as compared to $241.1 million at the end of 2020. The increase was primarily related to investments in our platform associated with our Connect and Scale strategy and non-cancellable inventory commitments that increased due to extension of lead times and the growth of our hardware business.
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
NOTE 9: FAIR VALUE MEASUREMENTS
The following table summarizes the fair values of financial instruments at fair value on a recurring basis for the periods indicated and determined using the following inputs:

	Fair Values as of the end of 2021				Fair Values as of the end of 2020
	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level I)	(Level II)	(Level III)	Total	(Level I)	(Level II)	(Level III)	Total
Assets
Deferred compensation plan (1)	$44.7	$—	$—	$44.7	$41.9	$—	$—	$41.9
Derivatives (2)	—	0.1	—	0.1	—	0.9	—	0.9
Total assets measured at fair value	$44.7	$0.1	$—	$44.8	$41.9	$0.9	$—	$42.8
Liabilities
Deferred compensation plan (1)	$44.7	$—	$—	$44.7	$41.9	$—	$—	$41.9
Derivatives (2)	—	0.2	—	0.2	—	0.5	—	0.5
Contingent consideration (3)	—	—	12.8	12.8	—	—	12.3	12.3
Total liabilities measured at fair value	$44.7	$0.2	$12.8	$57.7	$41.9	$0.5	$12.3	$54.7
(1)Represents a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees included in Other non-current assets and Other non-current liabilities on our Consolidated Balance Sheets. The plan is invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets.
(2)Represents forward currency exchange contracts that are included in Other current assets and Other current liabilities on our Consolidated Balance Sheets.
(3)Represents arrangements to pay the former owners of certain companies that we acquired that are included in Other current liabilities on our Condensed Consolidated Balance Sheets. The fair values are estimated using scenario-based methods or option pricing methods based upon estimated future revenues, gross margins, or other milestones. The undiscounted maximum payment under the arrangements is $14.8 million at the end of 2021.
Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $1.4 billion and $1.8 billion at the end of 2021 and 2020.
The fair value of the senior notes was determined based on observable market prices in less active markets and is categorized accordingly as Level II. The fair values do not indicate the amount we would currently have to pay to extinguish any of this debt.

NOTE 10: DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during 2021 and 2020 were as follows:

	2021	2020
(In millions)
Beginning balance of the period	$613.8	$541.9
Revenue recognized	(533.8)	(476.9)
Billing and other net activities	551.8	548.8
Ending balance of the period	$631.8	$613.8
Remaining Performance Obligations
At the end of 2021, approximately $1.8 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, post-contract services and hardware, and to a lesser extent, professional services. We expect to recognize $1.4 billion or 76% of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.
NOTE 11: INCOME TAXES
Income before taxes and the provision (benefit) for taxes consisted of the following:

	2021	2020	2019
(In millions)
Income before taxes:
United States	$144.0	$24.7	$43.0
Foreign	430.6	370.3	301.8
Total	$574.6	$395.0	$344.8

Provision (benefit) for taxes:
U.S. Federal:
Current	$27.1	$(5.8)	$(3.8)
Deferred	(22.9)	(16.3)	252.3
	4.2	(22.1)	248.5
U.S. State:
Current	5.6	0.8	5.1
Deferred	(2.5)	7.1	(0.7)
	3.1	7.9	4.4
Foreign:
Current	76.0	62.2	49.2
Deferred	(1.5)	(43.6)	(471.8)
	74.5	18.6	(422.6)
Income tax provision (benefit)	$81.8	$4.4	$(169.7)
Effective tax rate	14.2%	1.1%	(49.2)%

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) as a percentage of income before taxes (“effective tax rate”) was as follows:

	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in tax rate resulting from:
Foreign income taxed at different rates	0.5%	1.7%	(7.3)%
Change in valuation allowance	—%	2.0%	—%
U.S. State income taxes	1.1%	0.5%	1.5%
Stock-based compensation	1.7%	1.5%	1.2%
Excess tax benefit related to stock-based compensation	(2.5)%	(1.5)%	(2.4)%
Other U.S. taxes on foreign operations	(1.6)%	(1.0)%	1.3%
U.S. Federal research and development credits	(2.1)%	(2.3)%	(2.8)%
Tax reserve releases	(2.1)%	(4.8)%	(4.9)%
Intellectual property restructuring and tax law changes	(2.5)%	(16.2)%	(59.8)%
Other	0.7%	0.2%	3.0%
Effective tax rate	14.2%	1.1%	(49.2)%
In December 2021, due to a change in the Netherlands tax law, the statutory tax rate was further increased from 25.0% to 25.8% effective January 1, 2022. As a result, we recorded a one-time tax benefit of $14.4 million in 2021 due to the revaluation of the Netherlands deferred tax assets.
Previously in December 2020, also as a result of a Netherlands tax law change that increased Netherlands statutory tax rate from 21.7% to 25.0%, effective January 1, 2021, we recorded a one-time tax benefit of $64.0 million in 2020 due to the revaluation of the Netherlands deferred tax assets.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

At the End of Year	2021	2020
(In millions)
Deferred tax liabilities:
Global intangible low-taxed income	$207.6	$219.7
Purchased intangibles	115.8	138.1
Operating lease right-of-use assets	33.5	32.3
Other	12.7	11.3
Total deferred tax liabilities	369.6	401.4

Deferred tax assets:
Depreciation and amortization	474.9	497.1
Operating lease liabilities	36.4	35.0
U.S. tax credit carryforwards	25.8	32.8
Expenses not currently deductible	43.7	32.3
Foreign net operating loss carryforwards	18.0	16.8
Stock-based compensation	13.9	10.6
U.S. net operating loss carryforwards	5.8	7.4
Other	35.7	20.6
Total deferred tax assets	654.2	652.6
Valuation allowance	(45.7)	(41.3)
Total deferred tax assets	608.5	611.3
Total net deferred tax assets	$238.9	$209.9

Reported as:
Non-current deferred income tax assets	$502.0	$510.2
Non-current deferred income tax liabilities	(263.1)	(300.3)
Net deferred tax assets	$238.9	$209.9
At the end of 2021, we have U.S. federal and foreign net operating loss carryforwards, or NOLs, of approximately $12.9 million and $90.2 million, respectively. The U.S. federal NOLs will begin to expire in 2026. There is generally no expiration for the foreign NOLs. Utilization of our U.S. federal NOLs is subject to annual limitations in accordance with the applicable tax code. We have determined that it is more likely than not that we will not realize a portion of the foreign NOLs and, accordingly, a valuation allowance has been established for such amount.
We have California research and development credit carryforwards of approximately $33.0 million, which have an indefinite carryforward period. We believe that it is more likely than not that we will not realize a significant portion of the California research and development credit carryforwards and, accordingly, a valuation allowance has been established for such amount.
As a result of the Tax Act, we can repatriate foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences. We reinvested a large portion of our undistributed foreign earnings in acquisitions and other investments and intend to bring back a portion of foreign cash that was subject to the transition tax and the global intangible low-taxed income tax. During 2021, we repatriated $290.1 million of our foreign earnings to the U.S.

The total amount of the unrecognized tax benefits at the end of 2021 was $64.2 million. A reconciliation of gross unrecognized tax benefit was as follows:

	2021	2020	2019
(In millions)
Beginning balance	$64.1	$71.6	$69.1
Increase related to current year tax positions	9.6	8.0	12.6
(Decrease) increase related to prior years' tax positions	1.3	(0.4)	3.8
Settlement with taxing authorities	(1.3)	(0.5)	(5.7)
Lapse of statute of limitations	(9.5)	(14.6)	(8.2)
Ending balance	$64.2	$64.1	$71.6
Total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $42.3 million and $47.8 million at the end of 2021 and 2020.
We and our subsidiaries are subject to U.S. federal, state, and foreign income taxes. Our tax years are substantially closed for all U.S. federal and state income taxes for audit purposes through 2015. Non-U.S. income tax matters have been concluded for years through 2008. We are currently in various stages of multiple year examinations state, and foreign (multiple jurisdictions) taxing authorities. While we generally believe it is more likely than not that our tax positions will be sustained, it is reasonably possible that future obligations related to these matters could arise. We believe that our reserves are adequate to cover any potential assessments that may result from the examinations and negotiations.
Although timing of the resolution and/or closure of audits is not certain, we do not believe that our gross unrecognized tax benefits would materially change in the next twelve months.
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Our liability for unrecognized tax benefits including interest and penalties was recorded in Other non-current liabilities on our Consolidated Balance Sheets. At the end of 2021 and 2020, we accrued $9.2 million and $9.6 million for interest and penalties.
NOTE 12: EMPLOYEE STOCK BENEFIT PLANS
Amended and Restated 2002 Stock Plan
In May 2020, our stockholders approved an amendment to the 2002 Stock Plan to increase the number of shares of common stock available for issuance by 18.0 million shares. As such, our Amended and Restated 2002 Stock Plan provides for the granting of incentive and non-statutory stock options and RSUs for up to 92.6 million shares. At the end of 2021, the remaining number of shares available for grant under the 2002 stock plan was 20.2 million.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in our Consolidated Statements of Income for the periods indicated:

	2021	2020	2019
(In millions)
Restricted stock units	$110.5	$73.2	$67.3
Stock options	1.3	1.5	0.6
ESPP	10.8	8.3	7.1
Total stock-based compensation expense	$122.6	$83.0	$75.0

Stock-based compensation expense was allocated as follows:

	2021	2020	2019
(In millions)
Cost of sales	$9.5	$6.7	$5.6
Research and development	29.5	22.1	16.7
Sales and marketing	21.5	16.2	13.0
General and administrative	62.1	38.0	39.7
Total stock-based compensation expense	$122.6	$83.0	$75.0
At the end of 2021, total unamortized stock-based compensation expense was $151.1 million, with a weighted-average recognition period of 2.0 years.
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
For PSUs, the number of shares received at vesting will range from 0% to 200% of the target grant amount based on either (1) market conditions, (2) performance conditions, or (3) both. Market conditions consider our relative total stockholder return (“TSR”) of our common stock as compared to the TSR of the constituents of the S&P 500 over the vesting period. Performance conditions consider the achievement of our financial results over the vesting period.

	2021 Restricted Stock Units Outstanding
	Number of Units (1)	Weighted Average Grant-Date Fair Value per Share
(In millions, except for per share data)
Outstanding at the beginning of year	5.4	$44.25
Granted (2)	1.2	78.44
Shares vested, net (2)	(1.9)	39.62
Canceled and forfeited	(0.4)	51.15
Outstanding at the end of year	4.3	$56.96
(1) Includes 0.2 million PSUs granted, 0.4 million PSUs vested, and 1.1 million PSUs outstanding at the end of the year.
(2) Excludes approximately 0.1 million PSUs related to achievement above target levels at the vesting date.
The weighted-average grant date fair value of all RSUs granted during 2021, 2020, and 2019 was $78.44, $42.50, and $41.38 per share. The fair value of all RSUs vested during 2021, 2020, and 2019 was $81.4 million, $78.0 million, and $75.7 million per share.
Employee Stock Purchase Plan
We have an ESPP under which our stockholders have approved an aggregate of 39.0 million shares of common stock for issuance to eligible employees. The fair value at the grant date is based on the Black-Scholes valuation model. The plan permits eligible employees to purchase common stock through payroll deductions at 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period, which is six months. Rights to purchase shares are granted during the first and third quarter of each year. The ESPP terminates on March 15, 2027. In 2021, 2020, and 2019, 0.6 million, 0.8 million, and 0.8 million shares were issued, representing $33.4 million, $26.9 million, and $25.7 million in cash received for the issuance of stock under the ESPP. At the end of 2021, the number of shares reserved for future purchases was 6.0 million.

NOTE 13: COMMON STOCK REPURCHASE
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
During 2021, 2020, and 2019, we repurchased approximately 2.1 million, 1.9 million, and 4.7 million shares of common stock in open market purchases under our 2017 and 2021 Stock Repurchase Programs, at an average price of $85.75, $43.40, and $38.51 per share, for a total of $180.0 million, $81.6 million, and $179.8 million. At the end of 2021, the 2021 Stock Repurchase Program had remaining authorized funds of $610.0 million.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital, based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. As a result of the 2021 repurchases, retained earnings was reduced by $164.3 million in 2021. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trimble Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trimble Inc. (the Company) as of December 31, 2021 and January 1, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and January 1, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
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

Revenue Recognition - Identification of Performance Obligations
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company enters into contracts that can include various combinations of products and services. Determining whether products or services are considered distinct performance obligations that should be recognized separately or combined into a single performance obligation may sometimes require significant judgment.

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
February 22, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trimble Inc.

Opinion on Internal Control over Financial Reporting
We have audited Trimble Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trimble Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the current year acquisition, which is included in the 2021 consolidated financial statements of the Company and constituted less than 1% of tangible assets and net assets as of December 31, 2021, and less than 1% of revenues and net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the current year acquisition.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and January 1, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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
February 22, 2022

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
Our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). We have excluded from our evaluation of the internal control over financial reporting the current year acquisition, which is included in the December 31, 2021 consolidated financial statements and constituted less than 1% of tangible assets and net assets, respectively, as of December 31, 2021, and less than 1% of revenue and net income, respectively, for the year then ended. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective at the end of 2021.
The effectiveness of our internal control over financial reporting at the end of 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, insofar as it relates to our directors, will be contained under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. The information required by this item relating to executive officers is set forth above in Item 1 Business Overview under the caption “Executive Officers.”
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
If any substantive amendments to the Business Ethics and Conduct Policy are made or any waivers are granted, including any implicit waiver, from a provision of the Business Ethics and Conduct Policy, to its Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on our website at www.trimble.com or in a report on Form 8-K. The contents of these websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file or furnish with the SEC, and any reference to these websites are intended to be inactive textual references only.
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
The following consolidated financial statements required by this item are included in Part II Item 8 hereof under the caption “Financial Statements and Supplementary Data.
(2) Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.
(b) Exhibits
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this Annual Report on Form 10-K.
Item 16. Form 10-K Summary.
None.

INDEX TO EXHIBITS

Exh. No.	Description of Exhibit	Filed herewith or incorporated by reference to:
3.1	Certificate of Incorporation of Trimble Inc.	Exhibit 3.1 to Form 8-K filed October 3, 2016
3.2	Amended and Restated By-Laws of Trimble Inc. (effective October 1, 2020)	Exhibit 3.1 to Form 8-K filed September 30, 2020
4.1	Form of Common Stock Certificate of Trimble Inc.	Exhibit 4.1 to Form 8-K filed October 3, 2016
4.2	Description of Securities of Trimble Inc.	Exhibit 4.2 to Form 10-K filed February 28, 2020
4.3(A)	Indenture, dated as of October 30, 2014, between the Company and U.S. Bank National Association	Exhibit 4.2 to Form S-3 filed October 30, 2014
4.3(B)	First Supplemental Indenture, dated November 24, 2014, between the Company and U.S. Bank National Association (which includes Form of 4.750% Senior Note due 2024)	Exhibit 4.1 to Form 8-K filed November 24, 2014
4.3(C)	Second Supplemental Indenture, dated October 1, 2016, between the Company and U.S. Bank National Association	Exhibit 4.2 to Form 8-K filed October 3, 2016
4.3(D)	Third Supplemental Indenture, dated June 15, 2018, between the Company and U.S. Bank National Association (which includes Form of 4.150% Senior Note due 2023 and Form of 4.900% Senior Note due 2028)	Exhibit 4.1 to Form 8-K filed June 15, 2018
10.1(A)	Lease dated May 11, 2005 between the Company and Carr America Realty Operating Partnership, L.P.	Exhibit 10.17 to Form 10-K filed March 10, 2006
10.1(B)	First Amendment to Lease between the Company and Carr NP Properties, LLC	Exhibit 10.23 to Form 10-K filed March 1, 2011
10.1(C)	Second Amendment to Lease between the Company and Wilson Oakmead West, LLC (successor in interest to Carr NP Properties, LLC)	Exhibit 10.6 to Form 10-Q filed August 8, 2017
10.2(A)	Credit Agreement dated as of May 15, 2018 by and among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A.	Exhibit 10.1 to Form 8-K filed May 16, 2018
10.2(B)
Extension and Amendment Agreement, dated May 4, 2020, amending Credit Agreement dated May 15, 2018, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Exhibit 10.1 to Form 8-K filed May 6, 2020
10.3+	Form of Indemnification Agreement between the Company and its officers and directors	Exhibit 10.1 to Form 8-K filed November 15, 2017
10.4+	Board of Directors Compensation Policy as amended August 24, 2020	Exhibit 10.1 to Form 10-Q filed November 6, 2020
10.5+	Incentive Compensation Recoupment Policy	Exhibit 99.1 to Form 8-K filed May 8, 2017
10.6+	Deferred Compensation Plan, as amended August 26, 2020	Exhibit 10.2 to Form 10-Q filed November 6, 2020
10.7+	Age and Service Equity Vesting Program, as amended August 6, 2021	Exhibit 10.1 to Form 10-Q filed November 4, 2021
10.8(A)+	Employee Stock Purchase Plan, as amended March 13, 2017	Appendix B of Form DEF 14A filed March 23, 2017
10.8(B)+	Employee Stock Purchase Plan - Form of global subscription agreement	Exhibit 10.5 to Form 10-Q filed November 10, 2015
10.9(A)+	2002 Stock Plan, as amended April 6, 2020	Appendix B of Form DEF 14A filed April 15, 2020
10.9(B)+	2002 Stock Plan - Form of stock option agreement (U.S. directors)	Exhibit 10.2 to Form 10-Q filed November 7, 2014
10.9(C)+	2002 Stock Plan - Form of stock option agreement (non-U.S. directors)	Exhibit 10.3 to Form 10-Q filed November 7, 2014
10.9(D)+	2002 Stock Plan - Form of global stock option agreement (officers)	Exhibit 10.1 to Form 10-Q filed November 10, 2015
10.9(E)+	2002 Stock Plan - Form of global restricted stock unit award agreement	Exhibit 10.2 to Form 10-Q filed November 10, 2015
10.9(F)+	2002 Stock Plan - Form of global performance restricted stock unit award agreement	Exhibit 10.6 to Form 10-Q filed November 10, 2015

10.9(G)+	2002 Stock Plan - Form of global restricted stock unit award agreement (officers)	Exhibit 10.30 to Form 10-K filed February 24, 2017
10.9(H)+	2002 Stock Plan - Form of global performance stock unit award agreement (Operating Income/Revenue)	Exhibit 10.4 to Form 10-Q filed August 8, 2017
10.9(I)+	2002 Stock Plan - Form of global performance stock unit award agreement (Total Stockholder Return)	Exhibit 10.5 to Form 10-Q filed August 8, 2017
10.9(J)+	2002 Stock Plan - Form of global performance stock unit award agreement (officers)	Exhibit 10.1 to Form 10-Q filed August 2, 2019
10.9(K)+	2002 Stock Plan - Performance stock option agreement between the Company and Rob Painter issued January 4, 2020	Exhibit 10.9(K) to Form 10-K filed February 28, 2020
10.9(L)+	2002 Stock Plan - Form of performance stock unit award agreement (officers, TSR-based)	Exhibit 10.2 to Form 10-Q filed August 7, 2020
10.9(M)+	2002 Stock Plan - Form of performance stock unit award agreement (ARR-based)	Exhibit 10.1 to Form 10-Q filed August 9, 2021
10.9(N)+	2002 Stock Plan - Form of performance stock unit award agreement (TSR-based, 2021 revision)	Exhibit 10.2 to Form 10-Q filed August 9, 2021
10.10+	Trimble OneBonus Plan Description	Exhibit 10.1 to Form 8-K filed February 25, 2021
10.11+
Form of Change in Control Severance Agreement between the Company and certain Company officers, together with a schedule identifying material differences in the agreements entered into with specific officers
Exhibit 10.1 to Form 10-Q filed August 8, 2017
10.12+	Form of Executive Severance Agreement between the Company and certain Company officers, together with a schedule identifying material differences in the agreements entered into with specific officers	Exhibit 10.2 to Form 10-Q filed August 8, 2017
10.13+	Change in Control Severance Agreement between the Company and Steven W. Berglund dated February 20, 2019	Exhibit 10.1 to Form 10-K filed February 22, 2019
10.14+	Executive Severance Agreement between the Company and Steven W. Berglund dated February 20, 2019	Exhibit 10.2 to Form 10-K filed February 22, 2019
10.15+	Change in Control Severance Agreement between the Company and Robert G. Painter dated January 4, 2020	Exhibit 10.15 to Form 10-K filed February 26, 2021
10.16+	Executive Severance Agreement between the Company and Robert G. Painter dated January 4, 2020	Exhibit 10.16 to Form 10-K filed February 26, 2021
21.1	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (included on signature page herein)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101++	The following financial statements from this Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104++	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report of this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE INC.
By:	/S/ ROBERT G. PAINTER
Robert G. Painter, President and Chief Executive Officer
February 22, 2022

POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Robert G. Painter as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report of this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ ROBERT G. PAINTER Robert G. Painter	President, Chief Executive Officer, Director	February 22, 2022

/s/ DAVID G. BARNES David G. Barnes	Chief Financial Officer (Principal Financial Officer)	February 22, 2022

/s/ JULIE A. SHEPARD Julie A. Shepard	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2022

/s/ STEVEN W. BERGLUND Steven W. Berglund	Director	February 22, 2022

/s/ JAMES C. DALTON James C. Dalton	Director	February 22, 2022

/s/ BORJE EKHOLM Börje Ekholm	Director	February 22, 2022

/s/ ANN FANDOZZI Ann Fandozzi	Director	February 22, 2022

/s/ KAIGHAM (KEN) GABRIEL Kaigham (Ken) Gabriel	Director	February 22, 2022

/s/ MEAGHAN LLOYD Meaghan Lloyd	Director	February 22, 2022

/s/ SANDRA MACQUILLAN Sandra MacQuillan	Director	February 22, 2022

/s/ MARK S. PEEK Mark S. Peek	Director	February 22, 2022

/s/ THOMAS W. SWEET Thomas W. Sweet	Director	February 22, 2022

/s/ JOHAN WIBERGH Johan Wibergh	Director	February 22, 2022