Form 10-Q
period 2022-04-01
TRIMBLE INC.
filed 2022-05-05
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 1, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____
Commission file number: 001-14845

TRIMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2802192 (I.R.S. Employer Identification Number)
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
As of May 2, 2022, there were 250,142,472 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:
•impact of supply chain shortages and disruptions, as well as general inflationary pressures, on our costs and operations;
•potential impact of volatility and conflict in the political and economic environment, including the Russian invasion of Ukraine and its direct and indirect impact on our business;
•impact of the COVID-19 pandemic, including upon global or local macroeconomic conditions, our supply chain, our results of operations, and estimates or judgments;
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
•our belief that our cash and cash equivalents, together with borrowings under the commitments for our credit facilities and senior notes, will be sufficient in the foreseeable future to meet our anticipated operating cash needs, debt service, and planned capital expenditures;
•any anticipated benefits to us from our acquisitions and our ability to successfully integrate the acquired businesses;
•fluctuations in interest rates and foreign currency exchange rates;
•our growth strategy, including our focus on historically underserved large markets, the relative importance of organic growth versus strategic acquisitions, and the reasons that we acquire businesses;
•our discretion to conduct, suspend, or discontinue our stock repurchase program subject to the discretion of our management; and
•related to Russia's invasion of Ukraine, our belief that impairments of long-lived assets or accounts receivable write-off will not have a material impact on our business.
The forward-looking statements regarding future events and the future results of Trimble Inc. (“the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate, our current tax structure, including where our assets are deemed to reside for tax purposes, and the beliefs and assumptions of our management. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in this report under the section entitled “Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Form 10-K for 2021 (the “2021 Form 10-K”) and in other reports we file with the SEC, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended April 1, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	First Quarter of	Year End
As of	2022	2021
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$357.2	$325.7
Accounts receivable, net	655.7	624.8
Inventories	401.0	363.3
Other current assets	151.6	136.8
Total current assets	1,565.5	1,450.6
Property and equipment, net	235.0	233.2
Operating lease right-of-use assets	146.9	141.0
Goodwill	3,971.0	3,981.5
Other purchased intangible assets, net	468.7	506.6
Deferred income tax assets	494.9	502.0
Other non-current assets	295.4	284.7
Total assets	$7,177.4	$7,099.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$213.3	$207.3
Accrued compensation and benefits	144.6	231.0
Deferred revenue	622.7	548.8
Other current liabilities	266.4	201.5
Total current liabilities	1,247.0	1,188.6
Long-term debt	1,293.7	1,293.2
Deferred revenue, non-current	81.2	83.0
Deferred income tax liabilities	237.6	263.1
Income taxes payable	54.5	54.5
Operating lease liabilities	127.8	121.4
Other non-current liabilities	147.7	151.1
Total liabilities	3,189.5	3,154.9
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 250.1 and 250.9 shares issued and outstanding at the end of the first quarter of 2022 and year end 2021	0.3	0.3
Additional paid-in-capital	1,981.2	1,935.6
Retained earnings	2,170.3	2,170.5
Accumulated other comprehensive loss	(163.9)	(161.7)
Total stockholders' equity	3,987.9	3,944.7
Total liabilities and stockholders' equity	$7,177.4	$7,099.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter of
(In millions, except per share amounts)	2022	2021
Revenue:
Product	$621.6	$539.4
Service	161.1	162.3
Subscription	211.0	184.8
Total revenue	993.7	886.5
Cost of sales:
Product	308.4	255.7
Service	63.3	59.6
Subscription	49.9	55.8
Amortization of purchased intangible assets	22.5	22.1
Total cost of sales	444.1	393.2
Gross margin	549.6	493.3
Operating expense:
Research and development	140.3	129.4
Sales and marketing	131.9	122.4
General and administrative	101.5	85.4
Restructuring	6.9	1.5
Amortization of purchased intangible assets	12.1	13.7
Total operating expense	392.7	352.4
Operating income	156.9	140.9
Non-operating expense, net:
Interest expense, net	(16.0)	(16.9)
Income from equity method investments, net	9.7	11.8
Other income (expense), net	(12.1)	1.6
Total non-operating expense, net	(18.4)	(3.5)
Income before taxes	138.5	137.4
Income tax provision	28.2	22.8
Net income	110.3	114.6
Net income attributable to noncontrolling interests	—	0.1
Net income attributable to Trimble Inc.	$110.3	$114.5
Earnings per share attributable to Trimble Inc.:
Basic	$0.44	$0.46
Diluted	$0.44	$0.45
Shares used in calculating earnings per share:
Basic	250.8	251.1
Diluted	252.8	254.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter of
	2022	2021
(In millions)
Net income	$110.3	$114.6
Foreign currency translation adjustments, net of tax	(2.2)	(31.5)
Comprehensive income	108.1	83.1
Comprehensive income attributable to noncontrolling interests	—	0.1
Comprehensive income attributable to Trimble Inc.	$108.1	$83.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2021	250.9	$0.3	$1,935.6	$2,170.5	$(161.7)	$3,944.7	$—	$3,944.7
Net income	—	—	—	110.3	—	110.3	—	110.3
Other comprehensive loss	—	—	—	—	(2.2)	(2.2)	—	(2.2)
Comprehensive income						108.1		108.1
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	15.2	(17.6)	—	(2.4)	—	(2.4)
Stock repurchases	(1.5)	—	(11.8)	(92.9)	—	(104.7)	—	(104.7)
Stock-based compensation	—	—	42.2	—	—	42.2	—	42.2
Balance at the end of the first quarter of 2022	250.1	$0.3	$1,981.2	$2,170.3	$(163.9)	$3,987.9	$—	$3,987.9

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2020	250.8	$0.3	$1,801.7	$1,893.4	$(98.5)	$3,596.9	$1.7	$3,598.6
Net income	—	—	—	114.5	—	114.5	0.1	114.6
Other comprehensive loss	—	—	—	—	(31.5)	(31.5)	—	(31.5)
Comprehensive income						83.0		83.1
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	18.2	(10.2)	—	8.0	—	8.0
Stock repurchases	(0.6)	—	(4.1)	(35.9)	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	25.1	—	—	25.1	—	25.1
Noncontrolling interest investment	—	—	0.6	—	—	0.6	(1.8)	(1.2)
Balance at the end of the first quarter of 2021	250.9	$0.3	$1,841.5	$1,961.8	$(130.0)	$3,673.6	$—	$3,673.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter of
(In millions)	2022	2021
Cash flow from operating activities:
Net income	$110.3	$114.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10.0	10.3
Amortization expense	34.6	35.8
Deferred income taxes	(16.8)	0.4
Stock-based compensation	28.3	27.2
Other, net	16.7	(3.8)
(Increase) decrease in assets:
Accounts receivable, net	(34.6)	40.0
Inventories	(42.7)	(0.9)
Other current and non-current assets	(14.6)	2.8
Increase (decrease) in liabilities:
Accounts payable	7.8	14.5
Accrued compensation and benefits	(75.6)	(25.0)
Deferred revenue	73.3	9.2
Other current and non-current liabilities	56.3	3.1
Net cash provided by operating activities	153.0	228.2
Cash flow from investing activities:
Purchases of property and equipment	(14.5)	(10.6)
Other, net	1.1	1.4
Net cash used in investing activities	(13.4)	(9.2)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	(2.4)	8.0
Repurchases of common stock	(104.7)	(40.0)
Proceeds from debt and revolving credit lines	118.8	180.8
Payments on debt and revolving credit lines	(118.8)	(335.7)
Other, net	(2.6)	—
Net cash used in financing activities	(109.7)	(186.9)
Effect of exchange rate changes on cash and cash equivalents	1.6	(5.2)
Net increase in cash and cash equivalents	31.5	26.9
Cash and cash equivalents - beginning of period	325.7	237.7
Cash and cash equivalents - end of period	$357.2	$264.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
NOTE 1. OVERVIEW AND ACCOUNTING POLICIES
Basis of Presentation
The Condensed Consolidated Financial Statements include our results of our consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling stockholders’ proportionate share of the net assets and results of operations of our consolidated subsidiaries.
We use a 52- to 53-week year ending on the Friday nearest to December 31. Both 2022 and 2021 are 52-week years. The first quarter of 2022 and 2021 ended on April 1, 2022 and April 2, 2021. Unless otherwise stated, all dates refer to these periods.
Use of Estimates
We prepared our interim Condensed Consolidated Financial Statements that accompany these notes in conformity with U.S. GAAP, consistent in all material respects with those applied in our Form 10-K filed with the U.S. Securities and Exchange Commission on February 23, 2022 (the “2021 Form 10-K”).
The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with our 2021 Form 10-K that includes additional information about our significant accounting policies and the methods and assumptions used in our estimates.
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
Recently Adopted Accounting Pronouncements
There are no recently adopted accounting pronouncements.
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
During the first quarter of 2022, we repurchased approximately 1.5 million shares of common stock in open market purchases at an average price of $68.49 per share for a total of $104.7 million under the 2021 Stock Repurchase Program. At the end of the first quarter of 2022, the 2021 Stock Repurchase Program had remaining authorized funds of $505.3 million.

During the first quarter of 2021, we repurchased approximately 0.6 million shares of common stock in open market purchases at an average price of $71.24 per share for a total of $40.0 million under the 2017 Stock Repurchase Program.
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
NOTE 3. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	First Quarter of 2022			Year End 2021
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$1,009.1	$(767.6)	$241.5	$1,011.9	$(748.2)	$263.7
Customer relationships	649.5	(431.9)	217.6	667.8	(428.9)	238.9
Trade names and trademarks	47.9	(39.3)	8.6	48.0	(45.0)	3.0
Distribution rights and other intellectual property	10.0	(9.0)	1.0	10.0	(9.0)	1.0
	$1,716.5	$(1,247.8)	$468.7	$1,737.7	$(1,231.1)	$506.6
The estimated future amortization expense of intangible assets at the end of the first quarter of 2022 was as follows:

(In millions)
2022 (Remaining)	$91.4
2023	113.4
2024	89.8
2025	56.0
2026	49.7
Thereafter	68.4
Total	$468.7
Goodwill
The changes in the carrying amount of goodwill by segment for the first quarter of 2022 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of year end 2021	$2,141.4	$403.6	$440.8	$995.7	$3,981.5
Foreign currency translation and other adjustments	(6.5)	(1.5)	0.6	(3.1)	(10.5)
Balance as of the end of the first quarter of 2022	$2,134.9	$402.1	$441.4	$992.6	$3,971.0

NOTE 4. INVENTORIES
The components of inventory, net were as follows:

	First Quarter of	Year End
As of	2022	2021
(In millions)
Raw materials	$145.4	$129.6
Work-in-process	13.5	12.4
Finished goods	242.1	221.3
Total inventories	$401.0	$363.3
NOTE 5. SEGMENT INFORMATION
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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
First Quarter of 2022
Segment revenue	$397.6	$207.5	$229.9	$158.7	$993.7

Segment operating income	$120.7	$57.9	$75.1	$9.2	$262.9

Depreciation expense	$1.6	$1.6	$1.5	$1.0	$5.7

First Quarter of 2021
Segment revenue	$343.1	$181.7	$205.2	$156.7	$886.7

Segment operating income	$96.4	$48.7	$80.1	$8.4	$233.6

Depreciation expense	$1.8	$1.7	$1.5	$0.9	$5.9

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of the end of the First Quarter of 2022
Accounts receivable, net	$228.0	$140.2	$137.0	$150.5	$655.7
Inventories	93.9	140.6	87.9	78.6	401.0
Goodwill	2,134.9	402.1	441.4	992.6	3,971.0
As of Year End 2021
Accounts receivable, net	$246.8	$134.0	$112.9	$131.1	$624.8
Inventories	79.3	136.4	67.4	80.2	363.3
Goodwill	2,141.4	403.6	440.8	995.7	3,981.5

A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	First Quarter of
	2022	2021
(In millions)
Consolidated segment operating income	$262.9	$233.6
Unallocated general corporate expenses	(29.8)	(24.4)
Purchase accounting adjustments	(34.6)	(34.8)
Acquisition / divestiture items	(3.9)	(3.5)
Stock-based compensation / deferred compensation	(25.0)	(28.7)
Restructuring and other costs	(12.7)	(1.3)
Consolidated operating income	156.9	140.9
Total non-operating expense, net	(18.4)	(3.5)
Consolidated income before taxes	$138.5	$137.4
The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
First Quarter of 2022
North America	$231.9	$83.4	$59.0	$124.1	$498.4
Europe	112.3	71.2	114.0	21.7	319.2
Asia Pacific	46.9	42.0	19.2	7.4	115.5
Rest of World	6.5	10.9	37.7	5.5	60.6
Total segment revenue	$397.6	$207.5	$229.9	$158.7	$993.7
First Quarter of 2021
North America	$199.8	$72.5	$53.6	$124.5	$450.4
Europe	94.3	60.4	105.8	19.7	280.2
Asia Pacific	43.6	37.5	21.0	7.7	109.8
Rest of World	5.4	11.3	24.8	4.8	46.3
Total segment revenue	$343.1	$181.7	$205.2	$156.7	$886.7
Total revenue in the United States as included in the Condensed Consolidated Statements of Income was $447.0 million and $406.8 million for the first quarter of 2022 and 2021. No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue.

NOTE 6. DEBT
Debt consisted of the following:

		First Quarter of		Year End
Instrument	Date of Issuance	2022		2021
(In millions)		Effective interest rate
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
2028 Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
2024 Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Unamortized discount and issuance costs			(6.3)	(6.8)
Total long-term debt			$1,293.7	$1,293.2
Each of our debt agreements, including our credit facilities, requires us to maintain compliance with certain debt covenants, all of which we complied with at the end of the first quarter of 2022.
Debt Maturities
At the end of the first quarter of 2022, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2022 (Remaining)	$—
2023	300.0
2024	400.0
2025	—
2026	—
Thereafter	600.0
Total	$1,300.0
Senior Notes
All of our senior notes are unsecured obligations. Interest on the senior notes is payable semi-annually in June and December of each year. Additional details are unchanged from the information disclosed in Note 6, “Debt” of the 2021 Form 10-K.
Credit Facilities
On March 24, 2022, we entered into a new credit agreement with a group of lenders (the “2022 Credit Facility”). The 2022 Credit Facility replaces the prior credit facility (the “2018 Credit Facility”), maturing in May 2023, which was terminated concurrently with entering into the 2022 Credit Facility. The 2022 Credit Facility provides for a five-year, unsecured revolving credit facility in the aggregate principal amount of $1.25 billion, and permits us, subject to the satisfaction of certain conditions, to increase the commitments for revolving loans by an aggregate principal amount of up to $500.0 million. The funds available under the 2022 Credit Facility may be used for working capital and general corporate purposes, including the financing of acquisitions. We may borrow, repay, and reborrow funds under the revolving facility until its maturity on March 24, 2027.
The interest rate and commitment fees are based on our current long-term, senior unsecured debt ratings and our leverage ratio. At the end of the first quarter of 2022, the interest rate charged on any outstanding borrowings was the prevailing term secured overnight financing rate for the applicable interest period plus 1.125%, and the commitment fee was 0.125% of the total undrawn commitment. As of April 1, 2022, no amounts were outstanding under the 2022 Credit Facility.
The commitment fee and interest rates are subject to upward or downward adjustments if we achieve, or fail to achieve, certain specified sustainability targets concerning greenhouse gas emission reductions and gender diversity. Such upward or downward adjustments may be up to 0.01% per annum for the commitment fee and up to 0.05% per annum for the interest rate.
Uncommitted Facilities
At the end of the first quarter of 2022, we had two $75.0 million, one €100.0 million, and one £55.0 million revolving credit facilities, which are uncommitted (the “uncommitted facilities”). Generally, these uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.

NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes the fair values of financial instruments at fair value on a recurring basis for the periods indicated and determined using the following inputs:

	Fair Values as of the end of the First Quarter of 2022				Fair Values at the end of 2021
	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level I)	(Level II)	(Level III)	Total	(Level I)	(Level II)	(Level III)	Total
Assets
Deferred compensation plan (1)	$40.4	$—	$—	$40.4	$44.7	$—	$—	$44.7
Derivatives (2)	—	0.4	—	0.4	—	0.1	—	0.1
Total assets measured at fair value	$40.4	$0.4	$—	$40.8	$44.7	$0.1	$—	$44.8

Liabilities
Deferred compensation plan (1)	$40.4	$—	$—	$40.4	$44.7	$—	$—	$44.7
Derivatives (2)	—	0.4	—	0.4	—	0.2	—	0.2
Contingent consideration (3)	—	—	13.2	13.2	—	—	12.8	12.8
Total liabilities measured at fair value	$40.4	$0.4	$13.2	$54.0	$44.7	$0.2	$12.8	$57.7
(1) Represents a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees included in Other non-current assets and Other non-current liabilities on our Condensed Consolidated Balance Sheets. The plan is invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets.
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
Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $1.3 billion and $1.4 billion at the end of the first quarter of 2022 and at the end of 2021.
The fair value of the senior notes was determined based on observable market prices in less active markets and is categorized accordingly as Level II. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.
NOTE 8. PRODUCT WARRANTIES
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
Accrued warranty expense at the end of the first quarter of 2022 and at the end of 2021 was $16.7 million and $17.1 million, and is included in Other current liabilities in our Condensed Consolidated Balance Sheet.

NOTE 9. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during the first quarter of 2022 and 2021 were as follows:

	First Quarter of
(In millions)	2022	2021
Beginning balance of the period	$631.8	$613.8
Revenue recognized	(234.6)	(247.3)
Billing and other net activities	306.7	252.4
Ending balance of the period	$703.9	$618.9
Remaining Performance Obligations
At the end of the first quarter of 2022, approximately $1.7 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.3 billion or 75% of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.
NOTE 10. EARNINGS PER SHARE
Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period plus additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive common shares include outstanding stock options, restricted stock units, contingently issuable shares, and shares to be purchased under our employee stock purchase plan.
The following table shows the computation of basic and diluted earnings per share:

	First Quarter of
	2022	2021
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$110.3	$114.5
Denominator:
Weighted average number of common shares used in basic earnings per share	250.8	251.1
Effect of dilutive securities	2.0	3.2
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	252.8	254.3

Basic earnings per share	$0.44	$0.46
Diluted earnings per share	$0.44	$0.45
Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial during the periods presented.
NOTE 11. INCOME TAXES
Our effective income tax rate for the first quarter of 2022 was 20.4%, as compared to 16.6% in the corresponding period in 2021. The increase was primarily due to a one-time tax benefit from foreign income tax refunds in 2021.
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
Unrecognized tax benefits of $49.9 million and $42.3 million at the end of the first quarter of 2022 and at the end of 2021, if recognized, would favorably affect the effective income tax rate in future periods. At the end of the first quarter of 2022 and at the end of 2021, we accrued interest and penalties of $10.5 million and $9.2 million. Although timing of the resolution and/or closure of audits is not certain, we do not believe that our gross unrecognized tax benefits would materially change in the next twelve months.
Income tax payable at the end of the first quarter of 2022 and at the end of 2021 was $63.4 million and $47.1 million, and is included in Other current liabilities in our Condensed Consolidated Balance Sheet.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Commitments
At the end of the first quarter of 2022, we had unconditional purchase obligations of approximately $752.2 million. These unconditional purchase obligations primarily represent open non-cancellable purchase orders for material purchases with our vendors and investments in our platform associated with our Connect and Scale strategy.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first quarter of 2022. For a complete discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2021 Form 10-K.
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
•Strategic acquisitions;
•Venture fund investments; and
•Sustainability.
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue contracts, as demonstrated by our success in driving annualized recurring revenue (“ARR”) growth of 12% year-over-year at the end of the first quarter of 2022. Excluding the impact of foreign currency and acquisitions and divestitures, ARR organic growth was 14%. This shift has positively impacted our revenue mix and growth over time and is leading to improved visibility in our businesses. Our software, maintenance, subscriptions, and services represented 56% of total revenue for the first quarter of 2022. As our solutions have expanded, our go-to-market model has also evolved with a balanced mix between direct, distribution, and OEM customers as well as an increasing number of enterprise level customer relationships.
For a full definition of ARR as used in this discussion and analysis, refer to the “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” later in this Item 2.
Impact of Recent Events on Our Business
Inflationary Cost Increases, Disruption in Our Supply Chain, and Russia’s Invasion of Ukraine
In 2021 and into the first quarter of 2022, we continued to experience inflationary cost increases in certain components of our hardware products and increased freight expenses due to supply chain disruptions resulting from strained transportation capacity, parts and labor shortages, and an increase in worldwide demand for components. Additionally, Russia's invasion of Ukraine and the current lockdowns in China as a result of rising COVID-19 cases may further impact the supply chain, both directly and indirectly. In response to these supply chain disruptions, we continue to make binding commitments with longer lead times, which may negatively impact our working capital in the short term and our flexibility to adapt to changing market conditions and product demand. Although we have initiated customer price increases to offset inflationary pressures, we continue to experience delays in shipping our products and increased costs, which may reduce our revenue and gross margin and continue to increase our backlog.

As the Russian invasion of Ukraine continues to evolve, we are monitoring the current and potential impact on our business, our people, and our customers. We stopped selling to Russia and Belarus customers in the first quarter and wrote off uncollected customer receivables and inventory located in these countries, totaling $5.7 million. Any future impairments of other assets, including long-lived assets, would not have a material impact on our financial results. Total revenue associated with Russia and Belarus customers, either sold directly or indirectly through resellers or OEMs, was less than 2% of our total Company revenue for 2021. For 2022, we expect that our current overall demand and backlog position will offset the majority of the revenue loss from these countries. While neither Russia nor Belarus constitutes a material portion of our business, a significant escalation of the conflict could add more pressure on supply chain issues or increase inflationary costs, and therefore, may have a negative impact on our operations.
See “Item 1A. Risk Factors” below for further discussion of the impacts on and risks to our business from Russia’s invasion of Ukraine.
Business Divestitures
On April 13, 2022, we announced that we entered into a definitive agreement to sell our Time and Frequency, LOADRITE, Spectra Precision Tools, and SECO accessories businesses to Precisional LLC, an affiliate of The Jordan Company. These businesses are reported as part of our Buildings and Infrastructure and Geospatial segments. On April 20, we announced that we entered into a definitive agreement to sell our BeenaVision business to Wabtec Corporation. The BeenaVision business is reported as part of our Transportation segment.
Both of these divestitures are in line with our strategy to focus on core areas of our long-term growth and strategic product roadmap. The transactions are subject to a number of customary closing conditions and are expected to close in the second quarter of 2022. The combined proceeds of both transactions are expected to be approximately $216.5 million, subject to working capital adjustments. For fiscal 2021, the revenue and operating income for these businesses was approximately $185.0 million and $37.0 million.

RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	First Quarter of
	2022	2021	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$621.6	$539.4	$82.2	15%
Service	161.1	162.3	(1.2)	(1)%
Subscription	211.0	184.8	26.2	14%
Total revenue	$993.7	$886.5	$107.2	12%
Gross margin	$549.6	$493.3	$56.3	11%
Gross margin as a % of revenue	55.3%	55.6%
Operating income	$156.9	$140.9	$16.0	11%
Operating income as a % of revenue	15.8%	15.9%
Diluted earnings per share	$0.44	$0.45	$(0.01)	(2)%

Non-GAAP revenue (1)	$993.7	$886.7	$107.0	12%
Non-GAAP operating income (1)	$233.1	$209.2	$23.9	11%
Non-GAAP operating income as a % of Non-GAAP Revenue(1)	23.5%	23.6%
Non-GAAP diluted earnings per share (1)	$0.73	$0.66	$0.07	11%

Annualized Recurring Revenue (“ARR”) (1)	$1,472.4	$1,319.2	$153.2	12%

(1) Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue ” of this Form 10-Q for definitions.
First Quarter of 2022 Compared with First Quarter of 2021
Revenue
Despite supply constraints and increases in our backlog, revenue increased due to strong demand for our hardware and related software and higher term license and subscription sales and, to a lesser extent, the impact of customer price increases, slightly offset by unfavorable foreign currency exchange rates.
Product revenue increased primarily due to strong hardware and related perpetual software sales across Buildings and Infrastructure, Geospatial, and Resources and Utilities. Buildings and Infrastructure term license sales also contributed to product revenue growth. Service revenue was relatively flat. Subscription revenue increased primarily due to strong growth in Buildings and Infrastructure and, to a lesser extent, in Resources and Utilities.
Gross Margin
Gross margin increased primarily due to strong revenue growth. Gross margin as a percentage of revenue was relatively flat; gross margin compression in Resources and Utilities caused by hardware supply chain impacts was largely offset by Buildings and Infrastructure software and subscription service margin expansion.
Operating Income
Operating income increased primarily due to revenue growth in Buildings and Infrastructure, Geospatial, and Resources and Utilities, partially offset by gross margin compression in Resources and Utilities, higher restructuring expense, and Russia and Belarus write-offs. Operating income as a percentage of revenue was flat.

Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

	First Quarter of
	2022	2021	Dollar Change	% Change
(In millions)
Research and development	$140.3	$129.4	$10.9	8%
Percentage of revenue	14.1%	14.6%
Sales and marketing	$131.9	$122.4	$9.5	8%
Percentage of revenue	13.3%	13.8%
General and administrative	$101.5	$85.4	$16.1	19%
Percentage of revenue	10.2%	9.6%
Total	$373.7	$337.2	$36.5	11%
R&D expense increased primarily due to higher compensation expense, including incentive compensation. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased primarily due to higher compensation expense, including incentive compensation and commissions, and, to a lesser extent, higher travel expense.
G&A expense increased primarily due to higher bad debt expense associated with Russia and Belarus customers, higher compensation expense, including incentive compensation, and higher consulting expense.

Amortization of Purchased Intangible Assets

	First Quarter of
	2022	2021	Dollar Change	% Change
(In millions)
Cost of sales	$22.5	$22.1	$0.4	2%
Operating expenses	12.1	13.7	(1.6)	(12)%
Total amortization expense of purchased intangibles	$34.6	$35.8	$(1.2)	(3)%

Total amortization expense of purchased intangibles as a percentage of revenue	3%	4%
Total amortization expense of purchased intangibles decreased due to the expiration of prior year acquisitions' amortization.
Non-operating Expense, Net
The components of non-operating expense, net, were as follows:

	First Quarter of
	2022	2021	Dollar Change	% Change
(In millions)
Interest expense, net	$(16.0)	$(16.9)	$0.9	(5)%
Income from equity method investments, net	9.7	11.8	(2.1)	(18)%
Other income (expense), net	(12.1)	1.6	(13.7)	(856)%
Total non-operating expense, net	$(18.4)	$(3.5)	$(14.9)	426%
Non-operating expense, net increased primarily due to a divestiture-related loss and fluctuations in deferred compensation plan assets, both included in Other income (expense), net, and, to a lesser extent, lower joint venture profitability.
Income Tax Provision
For the first quarter, our effective income tax rate was 20.4%, as compared to 16.6%. The increase was primarily due to a one-time tax benefit from foreign income tax refunds in 2021.
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

The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	First Quarter of
	2022	2021	Dollar Change	% Change
(In millions)
Buildings and Infrastructure
Segment revenue	$397.6	$343.1	$54.5	16%
Segment revenue as a percent of total revenue	40%	39%
Segment operating income	$120.7	$96.4	24.3	25%
Segment operating income as a percent of segment revenue	30.4%	28.1%
Geospatial
Segment revenue	$207.5	$181.7	25.8	14%
Segment revenue as a percent of total revenue	21%	20%
Segment operating income	$57.9	$48.7	9.2	19%
Segment operating income as a percent of segment revenue	27.9%	26.8%
Resources and Utilities
Segment revenue	$229.9	$205.2	24.7	12%
Segment revenue as a percent of total revenue	23%	23%
Segment operating income	$75.1	$80.1	(5.0)	(6)%
Segment operating income as a percent of segment revenue	32.7%	39.0%
Transportation
Segment revenue	$158.7	$156.7	2.0	1%
Segment revenue as a percent of total revenue	16%	18%
Segment operating income	$9.2	$8.4	0.8	10%
Segment operating income as a percent of segment revenue	5.8%	5.4%

The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	First Quarter of
	2022	2021
(In millions)
Consolidated segment operating income	$262.9	$233.6
Unallocated general corporate expenses	(29.8)	(24.4)
Purchase accounting adjustments	(34.6)	(34.8)
Acquisition / divestiture items	(3.9)	(3.5)
Stock-based compensation / deferred compensation	(25.0)	(28.7)
Restructuring and other costs	(12.7)	(1.3)
Consolidated operating income	156.9	140.9
Total non-operating expense, net	(18.4)	(3.5)
Consolidated income before taxes	$138.5	$137.4

Buildings and Infrastructure
Revenue increased primarily due to strong demand for our civil construction hardware and related software across major regions, resulting from strong residential construction spend and higher term license and subscription revenue in our software businesses. The increase in subscription revenue resulted from higher sales to new and existing customers as well as conversions from perpetual licenses to recurring offerings. To a lesser extent, revenue was impacted by customer price increases, partially offset by unfavorable foreign currency exchange rates.
Operating income and operating income as a percentage of revenue increased primarily due to revenue and gross margin expansion and relative operating expense containment. Increased supply chain costs for hardware products were mitigated by customer price increases.
Geospatial
Revenue increased primarily due to strong demand for geospatial survey products and related software sales across major regions. North America was particularly robust. To a lesser extent, revenue was impacted by customer price increases, partially offset by unfavorable foreign currency exchange rates.
Operating income and operating income as a percentage of revenue increased primarily due to revenue growth and relative operating expense containment. Increased supply chain costs for hardware products were mitigated by customer price increases and favorable product mix, including higher margin GNSS sales.
Resources and Utilities
Revenue increased primarily due to continued agriculture business strength in the reseller and OEM channels in markets across major regions. Market fundamentals, including favorable commodity prices, continued to fuel growth. To a lesser extent, revenue was impacted by customer price increases, partially offset by unfavorable foreign currency exchange rates.
Operating income and operating income as a percentage of revenue decreased primarily due to gross margin compression associated with increased supply chain costs for hardware products, partially offset by customer price increases.
Transportation
Revenue increased primarily due to continued growth in enterprise software sales. Enterprise revenue continued to experience term license and subscription revenue growth as the business transitions from a perpetual software license model. Mobility sales were down due to reduced subscriber counts in North America, partially offset by higher sales in Latin America.
Operating income and operating income as a percentage of revenue increased due to slightly higher revenue and gross margin expansion due to product mix and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

	First Quarter of	Year End
As of	2022	2021	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents	$357.2	$325.7	$31.5	10%
As a percentage of total assets	5.0%	4.6%
Principal balance of outstanding debt	$1,300.0	$1,300.0	$—	—%

	First Quarter of
	2022	2021	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$153.0	$228.2	$(75.2)	(33)%
Net cash used in investing activities	(13.4)	(9.2)	(4.2)	46%
Net cash used in financing activities	(109.7)	(186.9)	77.2	(41)%
Effect of exchange rate changes on cash and cash equivalents	1.6	(5.2)	6.8	(131)%
Net increase in cash and cash equivalents	$31.5	$26.9
Operating Activities
The decrease in cash provided by operating activities was primarily driven by higher accounts receivable, higher inventory purchases, and lower accrued compensation, partially offset by higher deferred revenue.
Investing Activities
The increase in cash used in investing activities was primarily due to higher capital expenditures,
Financing Activities
The decrease in cash used in financing activities was primarily driven by a decrease in debt repayments, net of debt proceeds, partially offset by an increase in common stock repurchases.
Cash and Cash Equivalents
We believe that our cash and cash equivalents and borrowings, along with cash provided by operations will be sufficient in the foreseeable future to meet our anticipated operating cash needs, expenditures related to our Connect and Scale strategy, debt service, and any stock repurchases under the stock repurchase program. In addition, on March 24, 2022, we entered into a new five-year, unsecured revolving loan facility for borrowings up to $1.25 billion, which replaced the 2018 Credit Facility. The 2022 Credit Facility contains an option to increase the borrowings up to $1.75 billion with lender approval. As of April 1, 2022, no amounts were outstanding under the 2022 Credit Facility.
We anticipate refinancing some or all of our outstanding indebtedness at or prior to its maturity, which could involve us accessing the capital markets.
A provision enacted in the Tax Cuts and Jobs Act of 2017 related to the capitalization of research and development costs for tax purposes became effective on January 1, 2022. If this provision is not deferred, our full year 2022 tax payments are expected to increase by an estimated $70 million.
Our cash requirements have not otherwise materially changed since the 2021 Form 10-K.

SUPPLEMENTAL DISCLOSURE OF NON-GAAP FINANCIAL MEASURES AND ANNUALIZED RECURRING REVENUE
To supplement our consolidated financial information, we included non-GAAP financial measures, which are not meant to be considered in isolation or as a substitute for comparable GAAP. We believe non-GAAP financial measures provide useful information to investors and others in understanding our “core operating performance”, which excludes (i) the effect of non-cash items and certain variable charges not expected to recur; and (ii) transactions that are not meaningful in comparison to our past operating performance or not reflective of ongoing financial results. Lastly, we believe that our core operating performance offers a supplemental measure for period-to-period comparisons and can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. In addition to providing non-GAAP financial measures, we disclose Annualized Recurring Revenue (“ARR”) to give the investors supplementary indicators of the value of our current recurring revenue contracts.
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
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		First Quarter of
		2022		2021
		Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$993.7		$886.5
Purchase accounting adjustments	(A)	—		0.2
Non-GAAP revenue:		$993.7		$886.7
GROSS MARGIN:
GAAP gross margin:		$549.6	55.3%	$493.3	55.6%
Purchase accounting adjustments	(A)	22.5		22.3
Stock-based compensation / deferred compensation	(C)	2.2		2.0
Restructuring and other costs	(D)	1.1		—
Non-GAAP gross margin:		$575.4	57.9%	$517.6	58.4%
OPERATING EXPENSES:
GAAP operating expenses:		$392.7	39.5%	$352.4	39.8%
Purchase accounting adjustments	(A)	(12.1)		(12.5)
Acquisition / divestiture items	(B)	(3.9)		(3.5)
Stock-based compensation / deferred compensation	(C)	(22.8)		(26.7)
Restructuring and other costs	(D)	(11.6)		(1.3)
Non-GAAP operating expenses:		$342.3	34.4%	$308.4	34.8%
OPERATING INCOME:
GAAP operating income:		$156.9	15.8%	$140.9	15.9%
Purchase accounting adjustments	(A)	34.6		34.8
Acquisition / divestiture items	(B)	3.9		3.5
Stock-based compensation / deferred compensation	(C)	25.0		28.7
Restructuring and other costs	(D)	12.7		1.3
Non-GAAP operating income:		$233.1	23.5%	$209.2	23.6%
NON-OPERATING EXPENSE, NET:
GAAP non-operating expense, net:		$(18.4)		$(3.5)
Acquisition / divestiture items	(B)	8.9		(2.1)
Deferred compensation	(C)	3.3		(1.5)
Restructuring and other costs	(D)	0.1		—
Non-GAAP non-operating expense, net:		$(6.1)		$(7.1)

			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			(G)		(G)
INCOME TAX PROVISION:
GAAP income tax provision:		$28.2	20.4%	$22.8	16.6%
Non-GAAP items tax effected	(E)	18.1		10.7
Difference in GAAP and Non-GAAP tax rate	(F)	(4.1)		1.5
Non-GAAP income tax provision:		$42.2	18.6%	$35.0	17.3%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$110.3		$114.5
Purchase accounting adjustments	(A)	34.6		34.8
Acquisition / divestiture items	(B)	12.8		1.4
Stock-based compensation / deferred compensation	(C)	28.3		27.2
Restructuring and other costs	(D)	12.8		1.3
Non-GAAP tax adjustments	(E) - (F)	(14.0)		(12.2)
Non-GAAP net income attributable to Trimble Inc.:		$184.8		$167.0
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$0.44		$0.45
Purchase accounting adjustments	(A)	0.14		0.14
Acquisition / divestiture items	(B)	0.05		—
Stock-based compensation / deferred compensation	(C)	0.11		0.11
Restructuring and other costs	(D)	0.05		0.01
Non-GAAP tax adjustments	(E) - (F)	(0.06)		(0.05)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$0.73		$0.66
ADJUSTED EBITDA:
GAAP net income attributable to Trimble Inc.:		$110.3		$114.5
Non-operating expense, net, income tax provision, and net gain attributable to noncontrolling interests		46.6		26.4
GAAP operating income:		156.9		140.9
Purchase accounting adjustments	(A)	34.6		34.8
Acquisition / divestiture items	(B)	3.9		3.5
Stock-based compensation / deferred compensation	(C)	25.0		28.7
Restructuring and other costs	(D)	12.7		1.3
Non-GAAP operating income:		233.1		209.2
Depreciation expense		10.5		10.3
Income from equity method investments, net		9.7		11.8
Adjusted EBITDA		$253.3	25.5%	$231.3	26.1%
Non-GAAP Definitions
Non-GAAP revenue
We define Non-GAAP revenue as GAAP revenue, excluding the effects of purchase accounting adjustments for acquisitions occurring prior to 2021. We believe this measure helps investors understand the performance of our business including acquisitions, as non-GAAP revenue excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting. Management believes that excluding fair value purchase accounting adjustments more closely correlates with the ordinary and ongoing course of the acquired company’s operations and facilitates analysis of revenue growth and trends.
Non-GAAP gross margin
We define Non-GAAP gross margin as GAAP gross margin, excluding the effects of purchase accounting adjustments, stock-based compensation, deferred compensation, and restructuring and other costs. We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions, and manufacturing costs influence our business.

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
Non-GAAP non-operating expense, net
We define Non-GAAP non-operating expenses, net as GAAP non-operating expenses, net, excluding acquisition/divestiture items, deferred compensation, and restructuring and other costs. We believe this measure helps investors evaluate our non-operating expense trends.
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
Non-GAAP diluted net income per share
We define Non-GAAP diluted net income per share as GAAP diluted net income per share, excluding the effects of purchase accounting adjustments, acquisition/divestiture items, stock-based compensation, restructuring and other costs, and non-GAAP tax adjustments. We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company.
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
Explanations of Non-GAAP adjustments
(A).Purchase accounting adjustments. Purchase accounting adjustments consist of the following:
i.Acquired deferred revenue adjustment. We adopted ASU 2021-08 in the fourth quarter of 2021 for all acquisitions occurring in 2021, which requires the application of ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities on the acquisition date. For acquisitions occurring prior to 2021, non-GAAP revenue excludes the adjustment to our revenue as a result of measuring the contract liability at fair value on the acquisition date.
ii.Amortization of acquired capitalized commissions. Purchase accounting generally requires entities to eliminate capitalized sales commissions balances as of the acquisition date. Non-GAAP operating expenses exclude the adjustments that eliminate the capitalized sales commissions. For acquisitions occurring prior to 2021, non-GAAP operating expenses exclude the adjustment of acquired capitalized commissions amortization.
iii.Amortization of purchased intangible assets. Non-GAAP gross margin and operating expenses exclude the amortization of purchased intangible assets, which primarily represents technology and/or customer relationships already developed.
(B).Acquisition / divestiture items. Non-GAAP gross margin and operating expenses exclude acquisition costs consisting of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, integration, and other closing costs, including the acceleration of acquisition stock options and adjustments to the fair value of earn-out liabilities. Non-GAAP non-operating expense, net, exclude unusual one-time acquisition/divestiture charges and/or divestiture gains/losses. The costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. As a result, these are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.
(C).Stock-based compensation / deferred compensation. Non-GAAP gross margin and operating expenses exclude stock-based compensation and income or expense associated with movement in our non-qualified deferred compensation plan liabilities. Changes in non-qualified deferred compensation plan assets, included in non-operating expense, net, offset the income or expense in the plan liabilities.
(D).Restructuring and other costs. Non-GAAP gross margin and operating expenses exclude restructuring and other exit costs comprised of termination benefits related to reductions in employee headcount, including executive severance agreements, the closure or exit of facilities, and cancellation of certain contracts. In addition, other costs include a one-time charge for Russia and Belarus customer receivables and inventory.
(E).Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) - (D) on non-GAAP net income.
(F).Difference in GAAP and Non-GAAP tax rate. This amount represents the difference between the GAAP and non-GAAP tax rates applied to the non-GAAP operating income plus the non-GAAP non-operating expense, net. The non-GAAP tax rate excludes charges and benefits such as net deferred tax impacts resulting from a non-U.S. intercompany transfer of intellectual property and significant one-time reserve releases upon statute of limitations expirations.
(G).GAAP and non-GAAP tax rate percentages. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We use certain derivative financial instruments to manage these risks. We do not use derivative financial instruments for speculative purposes. All financial instruments are used in accordance with policies approved by our board of directors.
Market Interest Rate Risk
There have been no significant changes to our market interest rate risk assessment since December 31, 2021. For discussion of financial markets risks related to changes in interest rate, refer to “Quantitative and Qualitative Disclosures about Market Risk” section of the 2021 Form 10-K.
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

Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the first quarter of 2022, unfavorable impacts from foreign currency exchange rates were $19.3 million on revenue and $4.8 million on operating income.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables, primarily denominated in Euro, New Zealand Dollars, Canadian Dollars, Brazilian Real, and British Pound. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding at the end of the first quarter of 2022 and at the end of 2021 are summarized as follows (in millions):

	First Quarter of 2022		Year End 2021
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(111.4)	$0.4	$(107.5)	$0.1
Sold	$148.0	$(0.4)	$183.6	$(0.2)
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

ITEM 1A. RISK FACTORS
The following risk factors update and refine previously disclosed risk factors included under "Risk and Uncertainties" in Item 1A of Part I of our 2021 Form 10-K incorporated herein by reference. Our risk factors may materially affect our business, financial condition, or results of operations. They should be considered carefully, in addition to the information set forth elsewhere in this Form 10-Q. Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial, or that could apply to any company could also materially and adversely affect our business, financial condition, or results of operations.
Any of these events could amplify the other risks and uncertainties described in the section entitled “Risk Factors” of and elsewhere in our 2021 Form 10-K and in other reports we file with the SEC, specifically the most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time, and could adversely affect our business, financial condition, results of operations, and/or stock price.
Geopolitical risks, such as those associated with Russia’s recent invasion of Ukraine, could result in increased market volatility and uncertainty, which could negatively impact the Company’s business, financial condition, and results of operations.
The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including potential effects of sanctions on the world economy and markets, possible retaliatory cyber-attacks, and potential supply chain disruptions, have contributed to increased market volatility and uncertainty, and could have an adverse impact on our business and could amplify the existing supply chain challenges we faced. As a result of Russia’s invasion of Ukraine, the United States, the United Kingdom, and the European Union governments, among others, have developed coordinated economic and financial sanctions packages. We are no longer selling our products in Russia and Belarus. As the invasion of Ukraine continues, there can be no certainty regarding whether governments will impose additional sanctions or other economic or military measures against Russia, or with respect to the potential responses to such actions by Russia. It is not possible to predict the broader consequences of this conflict, which could include further sanctions; embargoes; regional instability; geopolitical shifts and adverse effects on macroeconomic conditions; the availability and cost of raw materials, supplies, freight, and labor; currency exchange rates; our suppliers, customers, and potential consumer demand for our products; and financial markets, all of which could impact our business, financial condition, and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) The following table provides information relating to our purchases of equity securities for the first quarter of 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1, 2022 – February 4, 2022	122,973	$81.32	122,973	$600,000,153
February 5, 2022 – March 4, 2022	1,175,229	$68.07	1,175,229	$520,000,225
March 5, 2022 – April 1, 2022	231,084	$63.81	231,084	$505,254,982
Total	1,529,286		1,529,286
On August 19, 2021, our Board of Directors approved a new share repurchase program (“2021 Stock Repurchase Program”) authorizing up to $750.0 million in repurchases of our common stock. The 2021 Stock Repurchase Program went into effect immediately after being announced, does not have an expiration date, and replaces and supersedes the $600.0 million share repurchase authorization approved by our Board of Directors in November 2017, of which $50.7 million was remaining and has been cancelled.
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
EXHIBIT INDEX

Exh. No.	Description of Exhibit	Filed or furnished herewith or incorporated by reference to:
3.1	Certificate of Incorporation of Trimble Inc.	Exhibit 3.1 to Form 8-K filed October 3, 2016
3.2	Amended and Restated By-Laws of Trimble Inc. (effective October 1, 2020)	Exhibit 3.1 to Form 8-K filed September 30, 2020
4.1	Form of Common Stock Certificate of Trimble Inc.	Exhibit 4.1 to Form 8-K filed October 3, 2016
10.1 +	2002 Stock Plan - Form of performance stock unit award agreement (TSR-ARR-ESG)	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022, formatted in Inline XBRL, tagged as blocks of text and including detailed tags:
(i) Condensed Consolidated Balance Sheets,
(ii) Condensed Consolidated Statements of Income,
(iii) Condensed Consolidated Statements of Comprehensive Income,
(iv) Condensed Consolidated Statements of Stockholders' Equity,
(v) Condensed Consolidated Statements of Cash Flows, and
(vi) Notes to Condensed Consolidated Financial Statements.

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
DATE: May 5, 2022