Form 10-Q
period 2022-07-01
TRIMBLE INC.
filed 2022-08-05
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 1, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____
Commission file number: 001-14845

TRIMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2802192 (I.R.S. Employer Identification Number)
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
As of August 2, 2022, there were 247,657,418 shares of Common Stock, par value $0.001 per share, outstanding.

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
•our growth strategy, including our focus on historically underserved large markets, the relative importance of organic growth versus strategic acquisitions, and the reasons that we acquire businesses; and
•our discretion to conduct, suspend, or discontinue our stock repurchase program subject to the discretion of our management.
The forward-looking statements regarding future events and the future results of Trimble Inc. (“the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate, our current tax structure, including where our assets are deemed to reside for tax purposes, and the beliefs and assumptions of our management. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in this report under the section entitled “Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Form 10-K for 2021 (the “2021 Form 10-K”), our Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2022, and in other reports we file with the SEC, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended July 1, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Second Quarter of	Year End
As of	2022	2021
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$350.1	$325.7
Accounts receivable, net	589.3	624.8
Inventories	371.7	363.3
Other current assets	163.9	136.8
Total current assets	1,475.0	1,450.6
Property and equipment, net	228.5	233.2
Operating lease right-of-use assets	133.2	141.0
Goodwill	3,886.0	3,981.5
Other purchased intangible assets, net	432.9	506.6
Deferred income tax assets	464.0	502.0
Other non-current assets	299.9	284.7
Total assets	$6,919.5	$7,099.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$300.0	$—
Accounts payable	191.7	207.3
Accrued compensation and benefits	168.4	231.0
Deferred revenue	599.2	548.8
Other current liabilities	190.2	201.5
Total current liabilities	1,449.5	1,188.6
Long-term debt	994.1	1,293.2
Deferred revenue, non-current	86.0	83.0
Deferred income tax liabilities	198.4	263.1
Income taxes payable	40.9	54.5
Operating lease liabilities	114.4	121.4
Other non-current liabilities	141.7	151.1
Total liabilities	3,025.0	3,154.9
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 247.6 and 250.9 shares issued and outstanding at the end of the second quarter of 2022 and year end 2021	0.2	0.3
Additional paid-in-capital	1,987.7	1,935.6
Retained earnings	2,145.7	2,170.5
Accumulated other comprehensive loss	(239.1)	(161.7)
Total stockholders' equity	3,894.5	3,944.7
Total liabilities and stockholders' equity	$6,919.5	$7,099.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
(In millions, except per share amounts)	2022	2021	2022	2021
Revenue:
Product	$564.5	$594.9	$1,186.1	$1,134.3
Service	158.0	162.1	319.1	324.4
Subscription	218.7	188.2	429.7	373.0
Total revenue	941.2	945.2	1,934.9	1,831.7
Cost of sales:
Product	269.9	286.0	578.3	541.7
Service	63.4	58.0	126.7	117.6
Subscription	49.4	53.8	99.3	109.6
Amortization of purchased intangible assets	21.0	22.0	43.5	44.1
Total cost of sales	403.7	419.8	847.8	813.0
Gross margin	537.5	525.4	1,087.1	1,018.7
Operating expense:
Research and development	140.1	138.3	280.4	267.7
Sales and marketing	138.9	125.2	270.8	247.6
General and administrative	106.9	99.6	208.4	185.0
Restructuring	5.4	4.5	12.3	6.0
Amortization of purchased intangible assets	11.3	13.0	23.4	26.7
Total operating expense	402.6	380.6	795.3	733.0
Operating income	134.9	144.8	291.8	285.7
Non-operating income, net:
Divestitures gain, net	106.0	20.4	97.1	22.4
Interest expense, net	(15.3)	(16.6)	(31.3)	(33.5)
Income from equity method investments, net	5.8	10.0	15.5	21.8
Other income (expense), net	(9.8)	3.8	(13.0)	3.4
Total non-operating income, net	86.7	17.6	68.3	14.1
Income before taxes	221.6	162.4	360.1	299.8
Income tax provision	53.6	23.5	81.8	46.3
Net income	168.0	138.9	278.3	253.5
Net income attributable to noncontrolling interests	—	—	—	0.1
Net income attributable to Trimble Inc.	$168.0	$138.9	$278.3	$253.4
Earnings per share attributable to Trimble Inc.:
Basic	$0.67	$0.55	$1.11	$1.01
Diluted	$0.67	$0.55	$1.11	$1.00
Shares used in calculating earnings per share:
Basic	249.2	251.5	250.0	251.3
Diluted	250.7	254.2	251.7	254.2
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
	2022	2021	2022	2021
(In millions)
Net income	$168.0	$138.9	$278.3	$253.5
Foreign currency translation adjustments, net of tax	(75.2)	18.1	(77.4)	(13.4)
Comprehensive income	92.8	157.0	200.9	240.1
Comprehensive income attributable to noncontrolling interests	—	—	—	0.1
Comprehensive income attributable to Trimble Inc.	$92.8	$157.0	$200.9	$240.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2021	250.9	$0.3	$1,935.6	$2,170.5	$(161.7)	$3,944.7	$—	$3,944.7
Net income	—	—	—	110.3	—	110.3	—	110.3
Other comprehensive loss	—	—	—	—	(2.2)	(2.2)	—	(2.2)
Comprehensive income						108.1		108.1
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	15.2	(17.6)	—	(2.4)	—	(2.4)
Stock repurchases	(1.5)	—	(11.8)	(92.9)	—	(104.7)	—	(104.7)
Stock-based compensation	—	—	42.2	—	—	42.2	—	42.2
Balance at the end of the first quarter of 2022	250.1	$0.3	$1,981.2	$2,170.3	$(163.9)	$3,987.9	$—	$3,987.9
Net income	—	—	—	168.0	—	168.0	—	168.0
Other comprehensive loss	—	—	—	—	(75.2)	(75.2)	—	(75.2)
Comprehensive income						92.8		92.8
Issuance of common stock under employee plans, net of tax withholdings	0.6	—	(2.3)	(17.1)	—	(19.4)	—	(19.4)
Stock repurchases	(3.1)	(0.1)	(24.4)	(175.5)	—	(200.0)	—	(200.0)
Stock-based compensation	—	—	33.2	—	—	33.2	—	33.2
Balance at the end of the second quarter of 2022	247.6	$0.2	$1,987.7	$2,145.7	$(239.1)	$3,894.5	$—	$3,894.5

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2020	250.8	$0.3	$1,801.7	$1,893.4	$(98.5)	$3,596.9	$1.7	$3,598.6
Net income	—	—	—	114.5	—	114.5	0.1	114.6
Other comprehensive loss	—	—	—	—	(31.5)	(31.5)	—	(31.5)
Comprehensive income						83.0		83.1
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	18.2	(10.2)	—	8.0	—	8.0
Stock repurchases	(0.6)	—	(4.1)	(35.9)	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	25.1	—	—	25.1	—	25.1
Noncontrolling interest investment	—	—	0.6	—	—	0.6	(1.8)	(1.2)
Balance at the end of the first quarter of 2021	250.9	$0.3	$1,841.5	$1,961.8	$(130.0)	$3,673.6	$—	$3,673.6
Net income	—	—	—	138.9	—	138.9	—	138.9
Other comprehensive income	—	—	—	—	18.1	18.1	—	18.1
Comprehensive income						157.0		157.0
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	(1.8)	(23.5)	—	(25.3)	—	(25.3)
Stock-based compensation	—	—	33.3	—	—	33.3	—	33.3
Balance at the end of the second quarter of 2021	251.6	$0.3	$1,873.0	$2,077.2	$(111.9)	$3,838.6	$—	$3,838.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Two Quarters of
(In millions)	2022	2021
Cash flow from operating activities:
Net income	$278.3	$253.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	20.0	20.8
Amortization expense	66.9	70.8
Deferred income taxes	(24.9)	(4.9)
Stock-based compensation	61.3	62.8
Divestitures gain, net	(97.1)	(24.0)
Other, net	12.6	3.6
(Increase) decrease in assets:
Accounts receivable, net	(1.5)	35.2
Inventories	(72.4)	(0.3)
Other current and non-current assets	(25.6)	(22.4)
Increase (decrease) in liabilities:
Accounts payable	(7.9)	39.2
Accrued compensation and benefits	(46.4)	6.3
Deferred revenue	67.3	3.9
Other current and non-current liabilities	(28.8)	(15.7)
Net cash provided by operating activities	201.8	428.8
Cash flow from investing activities:
Purchases of property and equipment	(28.5)	(21.4)
Net proceeds from sale of businesses	210.5	46.0
Net proceeds from sale of property and equipment	0.1	20.7
Other, net	(9.8)	(2.4)
Net cash provided by investing activities	172.3	42.9
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	(21.7)	(17.3)
Repurchases of common stock	(304.7)	(40.0)
Proceeds from debt and revolving credit lines	138.2	198.9
Payments on debt and revolving credit lines	(138.2)	(363.3)
Other, net	(8.9)	(1.4)
Net cash used in financing activities	(335.3)	(223.1)
Effect of exchange rate changes on cash and cash equivalents	(14.4)	(1.9)
Net increase in cash and cash equivalents	24.4	246.7
Cash and cash equivalents - beginning of period	325.7	237.7
Cash and cash equivalents - end of period	$350.1	$484.4
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
We use a 52- to 53-week year ending on the Friday nearest to December 31. Both 2022 and 2021 are 52-week years. The second quarter of 2022 and 2021 ended on July 1, 2022 and July 2, 2021. Unless otherwise stated, all dates refer to these periods.
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
NOTE 2. STOCKHOLDERS’ EQUITY
Stock Repurchase Activities
In August 2021, our Board of Directors approved a new share repurchase program (“2021 Stock Repurchase Program”) authorizing up to $750.0 million in repurchases of our common stock. Under the 2021 Stock Repurchase Program, the share repurchase authorization does not have an expiration date and supersedes and replaces the $600.0 million share repurchase authorization approved by our Board of Directors in November 2017 (“2017 Stock Repurchase Program”), of which $50.7 million was remaining and cancelled.
Under the 2021 Stock Repurchase Program, we may repurchase shares from time to time through open market transactions, privately-negotiated transactions, accelerated stock repurchase plans, or by other means. The timing and actual number of any shares repurchased will depend on a variety of factors, including market conditions, our share price, other available uses of capital, applicable legal requirements, and other factors. The 2021 Stock Repurchase Program may be suspended, modified, or discontinued at any time at the Company’s discretion without notice.
During the second quarter and first two quarters of 2022, we repurchased approximately 3.1 million and 4.6 million shares of common stock in open market purchases at an average price of $65.38 and $66.42 per share for a total of $200.0 million and $304.7 million under the 2021 Stock Repurchase Program. At the end of the second quarter of 2022, the 2021 Stock Repurchase Program had remaining authorized funds of $305.3 million.

There were no stock repurchases during the second quarter of 2021. During the first two quarters of 2021, we repurchased approximately 0.6 million shares of common stock in open market purchases at an average price of $71.24 per share for a total of $40.0 million under the 2017 Stock Repurchase Program.
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
NOTE 3. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	Second Quarter of 2022			Year End 2021
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$948.5	$(729.3)	$219.2	$1,011.9	$(748.2)	$263.7
Customer relationships	632.7	(427.0)	205.7	667.8	(428.9)	238.9
Trade names and trademarks	45.6	(38.6)	7.0	48.0	(45.0)	3.0
Distribution rights and other intellectual property	9.2	(8.2)	1.0	10.0	(9.0)	1.0
	$1,636.0	$(1,203.1)	$432.9	$1,737.7	$(1,231.1)	$506.6
The estimated future amortization expense of intangible assets at the end of the second quarter of 2022 was as follows:

(In millions)
2022 (Remaining)	$58.4
2023	112.5
2024	89.1
2025	55.6
2026	49.3
Thereafter	68.0
Total	$432.9
Goodwill
The changes in the carrying amount of goodwill by segment for the first two quarters of 2022 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of year end 2021	$2,141.4	$403.6	$440.8	$995.7	$3,981.5
Decrease from the sale of businesses	(23.9)	(6.9)	—	(6.9)	(37.7)
Foreign currency translation and other adjustments	(33.8)	(11.4)	(8.5)	(4.1)	(57.8)
Balance as of the end of the second quarter of 2022	$2,083.7	$385.3	$432.3	$984.7	$3,886.0

NOTE 4. DIVESTITURES
In May 2022, we completed the sale of the Time and Frequency, LOADRITE, Spectra Precision Tools, and SECO accessories businesses to Precisional LLC, an affiliate of The Jordan Company (“TJC”), for $204.1 million in cash, subject to a working capital adjustment. These businesses are reported as part of our Buildings and Infrastructure and Geospatial segments. Upon the closing of the transaction, we recognized a pre-tax gain of $105.7 million and wrote off $98.4 million of net assets primarily comprised of $40.6 million of inventory, $25.4 million of accounts receivable, and $30.8 million of goodwill.
In connection with the sale of these businesses, we and TJC entered into a transition services agreement (“TSA”) for us to provide certain services to TJC on a cost-reimbursement basis. The costs and reimbursements associated with the TSA were immaterial for the second quarter of 2022.
NOTE 5. INVENTORIES
The components of inventory, net were as follows:

	Second Quarter of	Year End
As of	2022	2021
(In millions)
Raw materials	$127.6	$129.6
Work-in-process	9.9	12.4
Finished goods	234.2	221.3
Total inventories	$371.7	$363.3
NOTE 6. SEGMENT INFORMATION
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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Second Quarter of 2022
Segment revenue	$382.6	$193.7	$214.8	$150.1	$941.2
Segment operating income	101.4	57.8	73.0	11.8	244.0
Depreciation expense	1.6	1.5	1.4	0.9	5.4

Second Quarter of 2021
Segment revenue	$364.8	$219.7	$197.5	$163.3	$945.3
Segment operating income	104.1	66.1	70.5	12.8	253.5
Depreciation expense	1.8	1.8	1.5	1.1	6.2

First Two Quarters of 2022
Segment revenue	$780.2	$401.2	$444.7	$308.8	$1,934.9
Segment operating income	222.1	115.7	148.1	21.0	506.9
Depreciation expense	3.2	3.1	2.9	1.9	11.1

First Two Quarters of 2021
Segment revenue	$707.9	$401.4	$402.7	$320.0	$1,832.0
Segment operating income	200.5	114.8	150.6	21.2	487.1
Depreciation expense	3.6	3.5	3.0	2.0	12.1

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of the end of the Second Quarter of 2022
Accounts receivable, net	$214.6	$108.8	$119.5	$146.4	$589.3
Inventories	74.8	137.3	86.6	73.0	371.7
Goodwill	2,083.7	385.3	432.3	984.7	3,886.0
As of Year End 2021
Accounts receivable, net	$246.8	$134.0	$112.9	$131.1	$624.8
Inventories	79.3	136.4	67.4	80.2	363.3
Goodwill	2,141.4	403.6	440.8	995.7	3,981.5
A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	Second Quarter of		First Two Quarters of
	2022	2021	2022	2021
(In millions)
Consolidated segment operating income	$244.0	$253.5	$506.9	$487.1
Unallocated general corporate expenses	(33.3)	(24.9)	(63.1)	(49.3)
Purchase accounting adjustments	(32.3)	(34.0)	(66.9)	(68.8)
Acquisition / divestiture items	(7.3)	(6.6)	(11.2)	(10.1)
Stock-based compensation / deferred compensation	(26.2)	(38.3)	(51.2)	(67.0)
Restructuring and other costs	(10.0)	(4.9)	(22.7)	(6.2)
Consolidated operating income	134.9	144.8	291.8	285.7
Total non-operating income, net	86.7	17.6	68.3	14.1
Consolidated income before taxes	$221.6	$162.4	$360.1	$299.8

The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Second Quarter of 2022
North America	$242.9	$87.9	$64.3	$117.8	$512.9
Europe	84.0	61.3	97.7	18.4	261.4
Asia Pacific	49.9	32.8	13.5	7.6	103.8
Rest of World	5.8	11.7	39.3	6.3	63.1
Total segment revenue	$382.6	$193.7	$214.8	$150.1	$941.2
Second Quarter of 2021
North America	$212.2	$97.2	$60.4	$123.3	$493.1
Europe	101.0	72.2	93.6	25.1	291.9
Asia Pacific	45.8	39.5	15.1	7.6	108.0
Rest of World	5.8	10.8	28.4	7.3	52.3
Total segment revenue	$364.8	$219.7	$197.5	$163.3	$945.3
First Two Quarters of 2022
North America	$474.8	$171.3	$123.3	$241.9	$1,011.3
Europe	196.3	132.5	211.7	40.1	580.6
Asia Pacific	96.8	74.8	32.7	15.0	219.3
Rest of World	12.3	22.6	77.0	11.8	123.7
Total segment revenue	$780.2	$401.2	$444.7	$308.8	$1,934.9
First Two Quarters of 2021
North America	$412.0	$169.7	$114.0	$247.8	$943.5
Europe	195.3	132.6	199.4	44.8	572.1
Asia Pacific	89.4	77.0	36.1	15.3	217.8
Rest of World	11.2	22.1	53.2	12.1	98.6
Total segment revenue	$707.9	$401.4	$402.7	$320.0	$1,832.0
Total revenue in the United States as included in the Condensed Consolidated Statements of Income was $467.4 million and $443.3 million for the second quarter of 2022 and 2021, and $914.4 million and $850.1 million for the first two quarters of 2022 and 2021. No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue.
NOTE 7. DEBT
Debt consisted of the following:

		Second Quarter of		Year End
Instrument	Date of Issuance	2022		2021
(In millions)		Effective interest rate
Senior Notes:
2023 Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
2024 Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
2028 Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
Unamortized discount and issuance costs			(5.9)	(6.8)
Total debt			$1,294.1	$1,293.2
Less: Short-term debt			300.0	—
Long-term debt			$994.1	$1,293.2
Each of our debt agreements, including our credit facilities, requires us to maintain compliance with certain debt covenants, all of which we complied with at the end of the second quarter of 2022.

Debt Maturities
At the end of the second quarter of 2022, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2022 (Remaining)	$—
2023	300.0
2024	400.0
2025	—
2026	—
Thereafter	600.0
Total	$1,300.0
Senior Notes
All of our senior notes are unsecured obligations. Interest on the senior notes is payable semi-annually in June and December of each year. Additional details are unchanged from the information disclosed in Note 6, “Debt” of the 2021 Form 10-K.
Credit Facilities
In March 2022, we entered into a credit agreement (the “2022 Credit Facility”) maturing in March 2027. The 2022 Credit Facility provides for a five-year, unsecured revolving credit facility in the aggregate principal amount of $1.25 billion, and permits us, subject to the satisfaction of certain conditions, to increase the commitments for revolving loans by an aggregate principal amount of up to $500.0 million. The interest rate and commitment fees are based on our current long-term, senior unsecured debt ratings, our leverage ratio, and certain specified sustainability targets. As of July 1, 2022, no amounts were outstanding under the 2022 Credit Facility.
Uncommitted Facilities
At the end of the second quarter of 2022, we had two $75.0 million, one €100.0 million, and one £55.0 million revolving credit facilities, which are uncommitted (the “uncommitted facilities”). Generally, these uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.

NOTE 8. FAIR VALUE MEASUREMENTS
The following table summarizes the fair values of financial instruments at fair value on a recurring basis for the periods indicated and determined using the following inputs:

	Fair Values as of the end of the Second Quarter of 2022				Fair Values at the end of 2021
	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level I)	(Level II)	(Level III)	Total	(Level I)	(Level II)	(Level III)	Total
Assets
Deferred compensation plan (1)	$33.4	$—	$—	$33.4	$44.7	$—	$—	$44.7
Derivatives (2)	—	0.7	—	0.7	—	0.1	—	0.1
Total assets measured at fair value	$33.4	$0.7	$—	$34.1	$44.7	$0.1	$—	$44.8

Liabilities
Deferred compensation plan (1)	$33.4	$—	$—	$33.4	$44.7	$—	$—	$44.7
Derivatives (2)	—	0.1	—	0.1	—	0.2	—	0.2
Contingent consideration (3)	—	—	—	—	—	—	12.8	12.8
Total liabilities measured at fair value	$33.4	$0.1	$—	$33.5	$44.7	$0.2	$12.8	$57.7
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
Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $1.3 billion and $1.4 billion at the end of the second quarter of 2022 and at the end of 2021.
The fair value of the senior notes was determined based on observable market prices in less active markets and is categorized accordingly as Level II. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.

NOTE 9. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during the second quarter and first two quarters of 2022 and 2021 were as follows:

	Second Quarter of		First Two Quarters of
(In millions)	2022	2021	2022	2021
Beginning balance of the period	$703.9	$618.9	$631.8	$613.8
Revenue recognized	(127.2)	(132.4)	(361.8)	(379.6)
Billing and other net activities	108.5	119.6	415.2	371.9
Ending balance of the period	$685.2	$606.1	$685.2	$606.1
Remaining Performance Obligations
At the end of the second quarter of 2022, approximately $1.6 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.2 billion or 74% of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.
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
The following table shows the computation of basic and diluted earnings per share:

	Second Quarter of		First Two Quarters of
	2022	2021	2022	2021
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$168.0	$138.9	$278.3	$253.4
Denominator:
Weighted-average number of common shares used in basic earnings per share	249.2	251.5	250.0	251.3
Effect of dilutive securities	1.5	2.7	1.7	2.9
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	250.7	254.2	251.7	254.2

Basic earnings per share	$0.67	$0.55	$1.11	$1.01
Diluted earnings per share	$0.67	$0.55	$1.11	$1.00

Antidilutive weighted-average shares	2.1	0.1	1.5	0.2
Antidilutive stock-based awards are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase diluted earnings per share.
NOTE 11. INCOME TAXES
For the second quarter, our effective income tax rate was 24.2%, as compared to 14.5% in the prior year. For the first two quarters, our effective income tax rate was 22.7%, as compared to 15.4% in the prior year. The increases were primarily associated with current quarter divestiture gains and a prior year rate decrease due to a one-time tax benefit from a foreign deferred tax asset.
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

Unrecognized tax benefits of $51.8 million and $42.3 million at the end of the second quarter of 2022 and at the end of 2021, if recognized, would favorably affect the effective income tax rate in future periods. At the end of the second quarter of 2022 and at the end of 2021, we accrued interest and penalties of $10.2 million and $9.2 million. Although timing of the resolution and/or closure of audits is not certain, we do not believe that our gross unrecognized tax benefits would materially change in the next twelve months.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Commitments
At the end of the second quarter of 2022, we had unconditional purchase obligations of approximately $685.1 million. These unconditional purchase obligations primarily represent open non-cancellable purchase orders for material purchases with our vendors and investments in our platform associated with our Connect and Scale strategy.
Litigation
From time to time, we are involved in litigation arising in the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, that we or any of our subsidiaries is a party, or that any of our or our subsidiaries’ property is subject.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first two quarters of 2022. For a complete discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2021 Form 10-K.
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
•Strategic acquisitions;
•Venture fund investments; and
•Sustainability.
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue contracts, as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $1,512.5 million, which represents growth of 12% year-over-year at the end of the second quarter of 2022. Excluding the impact of foreign currency, acquisitions, and divestitures, ARR organic growth was 15%. This shift has positively impacted our revenue mix and growth over time and is leading to improved visibility in our businesses. Our software, maintenance, subscriptions, and services represented 56% of total revenue for the first two quarters of 2022. As our solutions have expanded, our go-to-market model has also evolved with a balanced mix between direct, distribution, and OEM customers as well as an increasing number of enterprise level customer relationships.
For a full definition of ARR as used in this discussion and analysis, refer to the “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” later in this Item 2.
Impact of Recent Events on Our Business
Inflation, Supply Chain, Foreign Currency Fluctuations, and Russia’s Invasion of Ukraine
In the first two quarters of 2022, we continued to experience inflationary cost increases in certain components of our hardware products due to supply chain disruptions resulting from parts and labor shortages and an increase in worldwide demand for components. Over the past year, we have continued to increase customer pricing to offset inflationary pressures. Due to extended component lead times, we have made binding commitments over a longer horizon for certain components. This may impact our working capital in the short term; however, we expect supply chain conditions to normalize over time.

Our year-to-date results were negatively impacted by foreign currency fluctuations due to strengthening of the U.S. dollar. In the second quarter and first two quarters of 2022, unfavorable revenue impacts from foreign currency exchange rates were $28.5 million and $47.8 million.

In the first quarter of 2022, we stopped selling to Russia and Belarus customers and wrote off uncollected customer receivables and inventory located in these countries. In the second quarter of 2022, we terminated business operations in Russia and Belarus. To date, asset impairments and severance costs were not material to our consolidated financial statements. Total revenue associated with Russia and Belarus customers, either sold directly or indirectly through resellers or OEMs, was less than 2% of our total Company revenue for 2021.
Business Divestitures
In the second quarter of 2022, we completed the sale of the Time and Frequency, LOADRITE, Spectra Precision Tools, and SECO accessories businesses to Precisional LLC, an affiliate of The Jordan Company. Prior to the sale, the operating results were previously reported in our Buildings and Infrastructure and Geospatial segments. For additional discussion of this divestiture, refer to Note 4 “Divestitures” of this Form 10-Q.
Additionally, we completed the sale of Beena Vision to Wabtec Corporation in the second quarter of 2022, which was part of the Transportation segment. The proceeds were immaterial.
Both of these divestitures are in line with our strategy to focus on core areas of our long-term growth and strategic product roadmap. For 2021, the revenue and operating income for these businesses was approximately $185.0 million and $37.0 million.
For the second quarter of 2022, as compared to 2021, divestitures reduced revenue and operating income by $37.9 million and $10.8 million.
RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	Second Quarter of				First Two Quarters of
	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$564.5	$594.9	$(30.4)	(5)%	$1,186.1	$1,134.3	$51.8	5%
Service	158.0	162.1	(4.1)	(3)%	319.1	324.4	(5.3)	(2)%
Subscription	218.7	188.2	30.5	16%	429.7	373.0	56.7	15%
Total revenue	$941.2	$945.2	$(4.0)	—%	$1,934.9	$1,831.7	$103.2	6%
Gross margin	$537.5	$525.4	$12.1	2%	$1,087.1	$1,018.7	$68.4	7%
Gross margin as a % of revenue	57.1%	55.6%			56.2%	55.6%
Operating income	$134.9	$144.8	$(9.9)	(7)%	$291.8	$285.7	$6.1	2%
Operating income as a % of revenue	14.3%	15.3%			15.1%	15.6%
Diluted earnings per share	$0.67	$0.55	$0.12	22%	$1.11	$1.00	$0.11	11%

Non-GAAP revenue (1)	$941.2	$945.3	$(4.1)	—%	$1,934.9	$1,832.0	$102.9	6%
Non-GAAP operating income (1)	$210.7	$228.6	$(17.9)	(8)%	$443.8	$437.8	$6.0	1%
Non-GAAP operating income as a % of Non-GAAP Revenue(1)	22.4%	24.2%			22.9%	23.9%
Non-GAAP diluted earnings per share (1)	$0.64	$0.72	$(0.08)	(11)%	$1.38	$1.38	$—	NM

Annualized Recurring Revenue (“ARR”) (1)	$1,512.5	$1,348.9	$163.6	12%	N/A	N/A	N/A	N/A

(1) Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this Form 10-Q for definitions.

Second Quarter and First Two Quarters of 2022 as Compared to 2021
Revenue

	Second Quarter of	First Two Quarters of
Change versus the corresponding period in 2021	2022	2022
	% Change	% Change
(In millions)
Change in total revenue	—%	6%
Acquisitions	1%	1%
Divestitures	(4)%	(3)%
Foreign currency exchange	(3)%	(3)%
Organic growth	6%	10%
For this table and similar tables below, percentages may not sum due to rounding.
Excluding acquisitions, divestitures, and unfavorable foreign currency, revenue for the second quarter and first two quarters was up due to organic growth in hardware, software, and subscription sales in Building and Infrastructure and Resources and Utilities. Geospatial organic revenue was slightly down for the second quarter and was impacted by supply chain constraints and unusually strong sales in the prior year, including new product introductions. For the first two quarters, Geospatial organic revenue, particularly software sales, was up, which contributed to overall growth.
By revenue category, product revenue decreased for the second quarter primarily due to divestitures, which were hardware centric, partially offset by hardware sales in Buildings and Infrastructure and Resources and Utilities. Product revenue increased for the first two quarters primarily due to hardware and software growth in Buildings and Infrastructure, Resources and Utilities, and Geospatial, partially offset by divestitures of $35.0 million. Service revenue was relatively flat. Subscription revenue increased for the second quarter and first two quarters primarily due to strong growth in Buildings and Infrastructure and, to a lesser extent, in Resources and Utilities, Geospatial, and Transportation. All revenue categories were impacted by unfavorable foreign currency.
Gross Margin
Gross margin increased for the second quarter and first two quarters primarily due to organic revenue growth in Buildings and Infrastructure and Resources and Utilities, partially offset by divestitures and unfavorable foreign currency. Gross margin as a percentage of revenue increased for the second quarter and first two quarters due to an increased mix of software and subscription sales across all segments, slightly offset by supply chain cost impacts in Resources and Utilities, which lessened in the second quarter due to customer price increases.
Operating Income
Operating income decreased for the second quarter due to divestitures and unfavorable foreign currency, partially offset by organic revenue and gross margin expansion. Operating expense was higher due to investments related to our Connect and Scale strategy, including increased headcount and consulting, as well as sales, marketing, and travel costs as COVID-related lockdowns subsided. Operating income increased for the first two quarters primarily due to revenue and gross margin expansion, partially offset by divestitures and unfavorable foreign currency.
Operating income as a percentage of revenue decreased for the second quarter and first two quarters primarily due to increased operating expense, partially offset by increased gross margin as a percentage of revenue.

Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

	Second Quarter of				First Two Quarters of
	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
(In millions)
Research and development	$140.1	$138.3	$1.8	1%	$280.4	$267.7	$12.7	5%
Percentage of revenue	14.9%	14.6%			14.5%	14.6%
Sales and marketing	$138.9	$125.2	$13.7	11%	$270.8	$247.6	$23.2	9%
Percentage of revenue	14.8%	13.2%			14.0%	13.5%
General and administrative	$106.9	$99.6	$7.3	7%	$208.4	$185.0	$23.4	13%
Percentage of revenue	11.4%	10.5%			10.8%	10.1%
Total	$385.9	$363.1	$22.8	6%	$759.6	$700.3	$59.3	8%
R&D expense increased for the second quarter and first two quarters primarily due to higher compensation expense, partially offset by favorable foreign currency, favorable deferred compensation fluctuations, and divestitures. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased for the second quarter and first two quarters primarily due to higher compensation expense, including commissions, and, to a lesser extent, higher travel and marketing costs, partially offset by favorable foreign currency and divestitures.
G&A expense increased for the second quarter and first two quarters primarily due to higher compensation and consulting costs related to our Connect and Scale strategy and charitable donations to the Trimble Foundation, partially offset by lower stock-based compensation, favorable deferred compensation fluctuations, and divestitures. In addition, the first two quarters of 2022 was impacted by higher bad debt expense associated with Russia and Belarus customers in the first quarter of 2022.
Amortization of Purchased Intangible Assets

	Second Quarter of				First Two Quarters of
	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
(In millions)
Cost of sales	$21.0	$22.0	$(1.0)	(5)%	$43.5	$44.1	$(0.6)	(1)%
Operating expenses	11.3	13.0	(1.7)	(13)%	23.4	26.7	(3.3)	(12)%
Total amortization expense of purchased intangibles	$32.3	$35.0	$(2.7)	(8)%	$66.9	$70.8	$(3.9)	(6)%

Total amortization expense of purchased intangibles as a percentage of revenue	3%	4%			3%	4%
Total amortization expense of purchased intangibles decreased for the second quarter and first two quarters due to the expiration of prior quarters’ acquisition amortization.

Non-operating Income, Net
The components of non-operating income, net, were as follows:

	Second Quarter of				First Two Quarters of
	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
(In millions)
Divestitures gain, net	$106.0	$20.4	$85.6	420%	$97.1	$22.4	$74.7	333%
Interest expense, net	(15.3)	(16.6)	1.3	(8)%	(31.3)	(33.5)	2.2	(7)%
Income from equity method investments, net	5.8	10.0	(4.2)	(42)%	15.5	21.8	(6.3)	(29)%
Other income (expense), net	(9.8)	3.8	(13.6)	(358)%	(13.0)	3.4	(16.4)	(482)%
Total non-operating income, net	$86.7	$17.6	$69.1	393%	$68.3	$14.1	$54.2	384%
Non-operating income, net increased for the second quarter and first two quarters primarily due to the net gain from the sale of five businesses in the second quarter, slightly offset by fluctuations in deferred compensation plan assets included in Other income (expense), net, and lower joint-venture profitability.
Income Tax Provision
For the second quarter, our effective income tax rate was 24.2%, as compared to 14.5% in the prior year. For the first two quarters, our effective income tax rate was 22.7%, as compared to 15.4% in the prior year. The increases were primarily associated with current quarter divestiture gains and a prior year rate decrease due to a one-time tax benefit from a foreign deferred tax asset.
Results by Segment
We report our financial performance, including revenue and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation.
Our Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of our reportable operating segments under our management reporting system. For additional discussion of our segments, refer to Note 6 “Segment Information” of this Form 10-Q.

The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	Second Quarter of				First Two Quarters of
	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
(In millions)
Buildings and Infrastructure
Segment revenue	$382.6	$364.8	$17.8	5%	$780.2	$707.9	$72.3	10%
Segment revenue as a % of total revenue	41%	39%			40%	39%
Segment operating income	$101.4	$104.1	(2.7)	(3)%	$222.1	$200.5	21.6	11%
Segment operating income as a % of segment revenue	26.5%	28.5%			28.5%	28.3%
Geospatial
Segment revenue	$193.7	$219.7	(26.0)	(12)%	$401.2	$401.4	(0.2)	—%
Segment revenue as a % of total revenue	20%	23%			21%	22%
Segment operating income	$57.8	$66.1	(8.3)	(13)%	$115.7	$114.8	0.9	1%
Segment operating income as a % of segment revenue	29.8%	30.1%			28.8%	28.6%
Resources and Utilities
Segment revenue	$214.8	$197.5	17.3	9%	$444.7	$402.7	42.0	10%
Segment revenue as a % of total revenue	23%	21%			23%	22%
Segment operating income	$73.0	$70.5	2.5	4%	$148.1	$150.6	(2.5)	(2)%
Segment operating income as a % of segment revenue	34.0%	35.7%			33.3%	37.4%
Transportation
Segment revenue	$150.1	$163.3	(13.2)	(8)%	$308.8	$320.0	(11.2)	(4)%
Segment revenue as a % of total revenue	16%	17%			16%	17%
Segment operating income	$11.8	$12.8	(1.0)	(8)%	$21.0	$21.2	(0.2)	(1)%
Segment operating income as a % of segment revenue	7.9%	7.8%			6.8%	6.6%
The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	Second Quarter of		First Two Quarters of
	2022	2021	2022	2021
(In millions)
Consolidated segment operating income	$244.0	$253.5	$506.9	$487.1
Unallocated general corporate expenses	(33.3)	(24.9)	(63.1)	(49.3)
Purchase accounting adjustments	(32.3)	(34.0)	(66.9)	(68.8)
Acquisition / divestiture items	(7.3)	(6.6)	(11.2)	(10.1)
Stock-based compensation / deferred compensation	(26.2)	(38.3)	(51.2)	(67.0)
Restructuring and other costs	(10.0)	(4.9)	(22.7)	(6.2)
Consolidated operating income	134.9	144.8	291.8	285.7
Total non-operating income, net	86.7	17.6	68.3	14.1
Consolidated income before taxes	$221.6	$162.4	$360.1	$299.8

Buildings and Infrastructure

	Second Quarter of	First Two Quarters of
Change versus the corresponding period in 2021	2022	2022
	% Change	% Change
(In millions)
Change in segment revenue	5%	10%
Acquisitions	1%	2%
Divestitures	(6)%	(4)%
Foreign currency exchange	(3)%	(2)%
Organic growth	13%	15%
Excluding acquisitions, divestitures, and unfavorable foreign currency, organic revenue increased for the second quarter and first two quarters primarily due to strong demand for our civil construction hardware and related software licenses resulting from relative strength in residential construction spend. The increase was also due to higher term license and subscription revenue growth in our software businesses, and to a lesser extent, price increases. The increase in subscription revenue resulted from higher sales to new and existing customers as well as conversions from perpetual software to recurring offerings.
Operating income decreased for the second quarter primarily due to divestitures and unfavorable foreign currency, partially offset by revenue and gross margin expansion. Additionally, operating expense was higher due to investments, including our Connect and Scale strategy; sales; marketing; and travel costs. Operating income increased for the first two quarters primarily due to revenue and gross margin expansion, partially offset by divestitures and unfavorable foreign currency. Operating income as a percentage of revenue decreased for the second quarter primarily due to increased operating expense, partially offset by gross margin expansion. Operating income as a percentage of revenue for the first two quarters was relatively flat.
Geospatial

	Second Quarter of	First Two Quarters of
Change versus the corresponding period in 2021	2022	2022
	% Change	% Change
(In millions)
Change in segment revenue	(12)%	—%
Divestitures	(4)%	(2)%
Foreign currency exchange	(3)%	(3)%
Organic growth	(5)%	5%
Excluding divestitures and unfavorable foreign currency, organic revenue decreased for the second quarter due to supply chain constraints and unusually strong sales in the prior year, including new product introductions. For the first two quarters, Geospatial organic revenue, particularly software sales, was up, which contributed to overall growth.
Operating income decreased for the second quarter primarily due to divestitures and organic revenue declines and higher operating expense due to investments, including our Connect and Scale strategy; marketing; and travel costs. Gross margin expansion partially offset the decreases. Operating income for the first two quarters was relatively flat. Operating income as a percentage of revenue for the second quarter and first two quarters was relatively flat.
Resources and Utilities

	Second Quarter of	First Two Quarters of
Change versus the corresponding period in 2021	2022	2022
	% Change	% Change
(In millions)
Change in segment revenue	9%	10%
Divestitures	(1)%	(1)%
Foreign currency exchange	(5)%	(4)%
Organic growth	15%	16%

Excluding divestitures and unfavorable foreign currency, organic revenue increased for the second quarter and first two quarters primarily due to continued relative strength in agriculture, particularly in the OEM channel in the second quarter. Despite higher farmer input costs, market fundamentals, including favorable commodity prices, continued to support agriculture revenue growth. To a lesser extent, revenue was favorably impacted by customer price increases.
Operating income was relatively flat for the second quarter and first two quarters. Divestitures and unfavorable foreign currency were largely offset by revenue expansion. Operating expense was higher due to investments, including our Connect and Scale strategy, as well as travel costs. Operating income as a percentage of revenue decreased for the second quarter and first two quarters primarily due to gross margin percentage decrease associated with increased supply chain costs; the supply chain impacts lessened in the second quarter due to customer pricing increases.
Transportation

	Second Quarter of	First Two Quarters of
Change versus the corresponding period in 2021	2022	2022
	% Change	% Change
(In millions)
Change in segment revenue	(8)%	(4)%
Divestitures	(2)%	(1)%
Foreign currency exchange	(1)%	(1)%
Organic growth	(5)%	(1)%
Excluding divestitures and unfavorable foreign currency, organic revenue decreased for the second quarter and first two quarters primarily driven by lower mobility hardware sales to North American customers. Enterprise revenue continued to experience term license and subscription revenue growth as the business transitions from a perpetual software license model.
Operating income and operating income as a percentage of revenue was relatively flat for the second quarter and first two quarters. Revenue declines were largely offset by gross margin expansion, including targeted cost reductions. We continued to maintain focus on new product introductions and transitions to recurring revenue.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter of	Year End
As of	2022	2021	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents	$350.1	$325.7	$24.4	7%
As a percentage of total assets	5.1%	4.6%
Principal balance of outstanding debt	$1,300.0	$1,300.0	$—	—%

	First Two Quarters of
	2022	2021	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$201.8	$428.8	$(227.0)	(53)%
Net cash provided by investing activities	172.3	42.9	129.4	302%
Net cash used in financing activities	(335.3)	(223.1)	(112.2)	50%
Effect of exchange rate changes on cash and cash equivalents	(14.4)	(1.9)	(12.5)	658%
Net increase in cash and cash equivalents	$24.4	$246.7
Operating Activities
The decrease in cash provided by operating activities was primarily driven by higher inventory purchases and lower accounts payable associated with the timing of inventory payments, higher tax payments, driven in part by a second quarter payment associated with the Tax Cuts and Jobs Act of 2017, and lower accrued compensation associated with bonus payouts in the first quarter, offset by higher deferred revenue.
Investing Activities
The increase in cash provided by investing activities was primarily due to higher proceeds from divestitures.
Financing Activities
The increase in cash used in financing activities was primarily driven by an increase in common stock repurchases, partially offset by a decrease in debt repayments, net of debt proceeds.
Cash and Cash Equivalents
We believe that our cash and cash equivalents and borrowings, along with cash provided by operations will be sufficient in the foreseeable future to meet our anticipated operating cash needs, expenditures related to our Connect and Scale strategy, debt service, and any stock repurchases under the stock repurchase program. In addition, in March 2022, we entered into a five-year, unsecured revolving loan facility for borrowings up to $1.25 billion, which replaced the 2018 Credit Facility. The 2022 Credit Facility contains an option to increase the borrowings up to $1.75 billion with lender approval. As of July 1, 2022, no amounts were outstanding under the 2022 Credit Facility.
We anticipate refinancing some or all of our outstanding indebtedness at or prior to its maturity, which could involve us accessing the capital markets.
A provision enacted in the Tax Cuts and Jobs Act of 2017 related to the capitalization of research and development costs for tax purposes became effective on January 1, 2022. If this provision is not deferred, our full year 2022 tax payments are expected to increase by an estimated $90 million. In the second quarter, we made a partial payment of $40 million for this liability.
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
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		Second Quarter of				First Two Quarters of
		2022		2021		2022		2021
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$941.2		$945.2		$1,934.9		$1,831.7
Purchase accounting adjustments	(A)	—		0.1		—		0.3
Non-GAAP revenue:		$941.2		$945.3		$1,934.9		$1,832.0
GROSS MARGIN:
GAAP gross margin:		$537.5	57.1%	$525.4	55.6%	$1,087.1	56.2%	$1,018.7	55.6%
Purchase accounting adjustments	(A)	21.0		22.1		43.5		44.4
Stock-based compensation / deferred compensation	(C)	3.1		2.6		5.3		4.6
Restructuring and other costs	(D)	—		0.2		1.1		0.2
Non-GAAP gross margin:		$561.6	59.7%	$550.3	58.2%	$1,137.0	58.8%	$1,067.9	58.3%
OPERATING EXPENSES:
GAAP operating expenses:		$402.6	42.8%	$380.6	40.3%	$795.3	41.1%	$733.0	40.0%
Purchase accounting adjustments	(A)	(11.3)		(11.9)		(23.4)		(24.4)
Acquisition / divestiture items	(B)	(7.3)		(6.6)		(11.2)		(10.1)
Stock-based compensation / deferred compensation	(C)	(23.1)		(35.7)		(45.9)		(62.4)
Restructuring and other costs	(D)	(10.0)		(4.7)		(21.6)		(6.0)
Non-GAAP operating expenses:		$350.9	37.3%	$321.7	34.0%	$693.2	35.8%	$630.1	34.4%
OPERATING INCOME:
GAAP operating income:		$134.9	14.3%	$144.8	15.3%	$291.8	15.1%	$285.7	15.6%
Purchase accounting adjustments	(A)	32.3		34.0		66.9		68.8
Acquisition / divestiture items	(B)	7.3		6.6		11.2		10.1
Stock-based compensation / deferred compensation	(C)	26.2		38.3		51.2		67.0
Restructuring and other costs	(D)	10.0		4.9		22.7		6.2
Non-GAAP operating income:		$210.7	22.4%	$228.6	24.2%	$443.8	22.9%	$437.8	23.9%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income, net:		$86.7		$17.6		$68.3		$14.1
Acquisition / divestiture items	(B)	(106.3)		(20.7)		(97.4)		(22.8)
Deferred compensation	(C)	7.0		(2.7)		10.3		(4.2)
Restructuring and other costs	(D)	—		—		0.1		—
Non-GAAP non-operating expense, net:		$(12.6)		$(5.8)		$(18.7)		$(12.9)

			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			(G)		(G)		(G)		(G)
INCOME TAX PROVISION:
GAAP income tax provision:		$53.6	24.2%	$23.5	14.5%	$81.8	22.7%	$46.3	15.4%
Non-GAAP items tax effected	(E)	(5.7)		8.8		12.4		19.5
Difference in GAAP and Non-GAAP tax rate	(F)	(11.4)		6.7		(15.5)		8.2
Non-GAAP income tax provision:		$36.5	18.4%	$39.0	17.5%	$78.7	18.5%	$74.0	17.4%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$168.0		$138.9		$278.3		$253.4
Purchase accounting adjustments	(A)	32.3		34.0		66.9		68.8
Acquisition / divestiture items	(B)	(99.0)		(14.1)		(86.2)		(12.7)
Stock-based compensation / deferred compensation	(C)	33.2		35.6		61.5		62.8
Restructuring and other costs	(D)	10.0		4.9		22.8		6.2
Non-GAAP tax adjustments	(E) - (F)	17.1		(15.5)		3.1		(27.7)
Non-GAAP net income attributable to Trimble Inc.:		$161.6		$183.8		$346.4		$350.8
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$0.67		$0.55		$1.11		$1.00
Purchase accounting adjustments	(A)	0.13		0.13		0.27		0.27
Acquisition / divestiture items	(B)	(0.39)		(0.06)		(0.34)		(0.05)
Stock-based compensation / deferred compensation	(C)	0.13		0.14		0.24		0.25
Restructuring and other costs	(D)	0.04		0.02		0.09		0.02
Non-GAAP tax adjustments	(E) - (F)	0.06		(0.06)		0.01		(0.11)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$0.64		$0.72		$1.38		$1.38
ADJUSTED EBITDA:
GAAP net income attributable to Trimble Inc.:		$168.0		$138.9		$278.3		$253.4
Non-operating income, net, income tax provision, and net gain attributable to noncontrolling interests		(33.1)		5.9		13.5		32.3
GAAP operating income:		134.9		144.8		291.8		285.7
Purchase accounting adjustments	(A)	32.3		34.0		66.9		68.8
Acquisition / divestiture items	(B)	7.3		6.6		11.2		10.1
Stock-based compensation / deferred compensation	(C)	26.2		38.3		51.2		67.0
Restructuring and other costs	(D)	10.0		4.9		22.7		6.2
Non-GAAP operating income:		210.7		228.6		443.8		437.8
Depreciation expense		11.0		10.7		21.5		21.0
Income from equity method investments, net		5.8		10.0		15.5		21.8
Adjusted EBITDA		$227.5	24.2%	$249.3	26.4%	$480.8	24.8%	$480.6	26.2%
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
i.Acquired deferred revenue adjustment. We adopted ASU 2021-08 in the fourth quarter of 2021 for all acquisitions occurring in 2021 and going forward, which requires the application of ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities on the acquisition date. For acquisitions occurring prior to 2021, non-GAAP revenue excludes the adjustment to our revenue as a result of measuring the contract liability at fair value on the acquisition date.
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
(B).Acquisition / divestiture items. Non-GAAP gross margin and operating expenses exclude acquisition costs consisting of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, integration, and other closing costs, including the acceleration of acquisition stock options and adjustments to the fair value of earn-out liabilities. Non-GAAP non-operating expense, net, excludes unusual one-time acquisition/divestiture charges as well as divestiture and strategic investment gains/losses. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.
(C).Stock-based compensation / deferred compensation. Non-GAAP gross margin and operating expenses exclude stock-based compensation and income or expense associated with movement in our non-qualified deferred compensation plan liabilities. Changes in non-qualified deferred compensation plan assets, included in non-operating expense, net, offset the income or expense in the plan liabilities.
(D).Restructuring and other costs. Non-GAAP gross margin and operating expenses exclude restructuring and other exit costs comprised of termination benefits related to reductions in employee headcount, including executive severance agreements, the closure or exit of facilities, and cancellation of certain contracts. In addition, in 2022, other costs include a one-time charge for Russia and Belarus customer receivables and inventory, as well as a one-time $20 million commitment to donate to Trimble Foundation to be paid over four quarters.
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
Market Interest Rate Risk
There have been no significant changes to our market interest rate risk assessment since December 31, 2021. For discussion of financial market risks related to changes in interest rate, refer to “Quantitative and Qualitative Disclosures about Market Risk” section of the 2021 Form 10-K.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the second quarter and first two quarters of 2022, unfavorable impacts from foreign currency exchange rates were $28.5 million and $47.8 million on revenue and $5.5 million and $10.3 million on operating income.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables, primarily denominated in Euro, New Zealand Dollars, British Pound, Brazilian Real, and Canadian Dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding at the end of the second quarter of 2022 and at the end of 2021 are summarized as follows (in millions):

	Second Quarter of 2022		Year End 2021
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(88.6)	$0.2	$(107.5)	$0.1
Sold	$178.8	$0.4	$183.6	$(0.2)
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
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factor disclosures since our 2021 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended April 1, 2022. The risk factors described in the 2021 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended April 1, 2022, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) The following table provides information relating to our purchases of equity securities for the second quarter of 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 2, 2022 – May 6, 2022	—	$—	—	$505,254,982
May 7, 2022 – June 3, 2022	2,943,118	$65.24	2,943,118	$313,237,624
June 4, 2022 – July 1, 2022	115,954	$68.84	115,954	$305,254,992
Total	3,059,072		3,059,072
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022, formatted in Inline XBRL, tagged as blocks of text and including detailed tags:
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
DATE: August 5, 2022