Form 10-Q
period 2022-09-30
TRIMBLE INC.
filed 2022-11-02
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____
Commission file number: 001-14845

TRIMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2802192 (I.R.S. Employer Identification Number)
10368 Westmoor Drive, Westminster, CO 80021
(Address of principal executive offices) (Zip Code)
(720) 887-6100
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
As of October 28, 2022, there were 246,624,691 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:
•potential weakness and uncertainties in the US and global macroeconomic outlook, including slowing growth, inflationary pressures, and increases in interest rates, which may affect demand for our products and services and adversely affect our revenues and profitability;
•impact of supply chain shortages and disruptions, as well as inflationary pressures, on our costs and operations;
•potential impact of volatility and conflict in the political and economic environment, including the Russian invasion of Ukraine and its direct and indirect impact on our business;
•our expectation that hardware bookings and sales will be lower for the remainder of 2022 and the causes for that decrease, and our belief that inflationary cost pressures will diminish over time as supply chain conditions continue to normalize;
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
The forward-looking statements regarding future events and the future results of Trimble Inc. (“the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate, our current tax structure, including where our assets are deemed to reside for tax purposes, and the beliefs and assumptions of our management. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in this report under the section entitled “Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Form 10-K for 2021 (the “2021 Form 10-K”), our Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2022, and in other reports we file with the SEC, each as it may be amended from time to time. These forward-looking statements are made as of the date of this report. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended September 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	Third Quarter of	Year End
	2022	2021
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$308.7	$325.7
Accounts receivable, net	566.1	624.8
Inventories	391.1	363.3
Other current assets	169.4	136.8
Total current assets	1,435.3	1,450.6
Property and equipment, net	221.0	233.2
Operating lease right-of-use assets	122.3	141.0
Goodwill	4,037.1	3,981.5
Other purchased intangible assets, net	511.7	506.6
Deferred income tax assets	448.6	502.0
Other non-current assets	301.7	284.7
Total assets	$7,077.7	$7,099.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$343.6	$—
Accounts payable	194.8	207.3
Accrued compensation and benefits	156.7	231.0
Deferred revenue	544.5	548.8
Other current liabilities	205.4	201.5
Total current liabilities	1,445.0	1,188.6
Long-term debt	1,244.6	1,293.2
Deferred revenue, non-current	92.3	83.0
Deferred income tax liabilities	162.2	263.1
Income taxes payable	40.9	54.5
Operating lease liabilities	103.9	121.4
Other non-current liabilities	144.0	151.1
Total liabilities	3,232.9	3,154.9
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 246.6 and 250.9 shares issued and outstanding at the end of the third quarter of 2022 and year end 2021	0.2	0.3
Additional paid-in-capital	2,027.3	1,935.6
Retained earnings	2,152.0	2,170.5
Accumulated other comprehensive loss	(334.7)	(161.7)
Total stockholders' equity	3,844.8	3,944.7
Total liabilities and stockholders' equity	$7,077.7	$7,099.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
(In millions, except per share amounts)	2022	2021	2022	2021
Revenue:
Product	$503.9	$551.2	$1,690.0	$1,685.5
Service	158.3	159.9	477.4	484.3
Subscription	222.7	190.3	652.4	563.3
Total revenue	884.9	901.4	2,819.8	2,733.1
Cost of sales:
Product	240.7	266.7	819.0	808.4
Service	53.9	55.5	180.6	173.1
Subscription	55.0	52.7	154.3	162.3
Amortization of purchased intangible assets	19.9	22.0	63.4	66.1
Total cost of sales	369.5	396.9	1,217.3	1,209.9
Gross margin	515.4	504.5	1,602.5	1,523.2
Operating expense:
Research and development	127.0	132.5	407.4	400.2
Sales and marketing	137.1	125.5	407.9	373.1
General and administrative	109.6	85.2	318.0	270.2
Restructuring	8.2	1.5	20.5	7.5
Amortization of purchased intangible assets	11.1	12.3	34.5	39.0
Total operating expense	393.0	357.0	1,188.3	1,090.0
Operating income	122.4	147.5	414.2	433.2
Non-operating income, net:
Divestitures gain, net	6.0	19.1	103.1	41.5
Interest expense, net	(15.6)	(15.9)	(46.9)	(49.4)
Income from equity method investments, net	6.8	8.5	22.3	30.3
Other income (expense), net	(1.7)	(2.5)	(14.7)	0.9
Total non-operating (expense) income, net	(4.5)	9.2	63.8	23.3
Income before taxes	117.9	156.7	478.0	456.5
Income tax provision	32.1	32.7	113.9	79.0
Net income	85.8	124.0	364.1	377.5
Net income attributable to noncontrolling interests	—	—	—	0.1
Net income attributable to Trimble Inc.	$85.8	$124.0	$364.1	$377.4
Earnings per share attributable to Trimble Inc.:
Basic	$0.35	$0.49	$1.46	$1.50
Diluted	$0.34	$0.49	$1.45	$1.48
Shares used in calculating earnings per share:
Basic	247.5	251.8	249.1	251.5
Diluted	248.9	254.5	250.8	254.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Third Quarter of		First Three Quarters of
	2022	2021	2022	2021
(In millions)
Net income	$85.8	$124.0	$364.1	$377.5
Foreign currency translation adjustments, net of tax	(95.6)	(28.7)	(173.0)	(42.1)
Comprehensive (loss) income	(9.8)	95.3	191.1	335.4
Comprehensive income attributable to noncontrolling interests	—	—	—	0.1
Comprehensive (loss) income attributable to Trimble Inc.	$(9.8)	$95.3	$191.1	$335.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2021	250.9	$0.3	$1,935.6	$2,170.5	$(161.7)	$3,944.7	$—	$3,944.7
Net income	—	—	—	110.3	—	110.3	—	110.3
Other comprehensive loss	—	—	—	—	(2.2)	(2.2)	—	(2.2)
Comprehensive income						108.1		108.1
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	15.2	(17.6)	—	(2.4)	—	(2.4)
Stock repurchases	(1.5)	—	(11.8)	(92.9)	—	(104.7)	—	(104.7)
Stock-based compensation	—	—	42.2	—	—	42.2	—	42.2
Balance at the end of the first quarter of 2022	250.1	$0.3	$1,981.2	$2,170.3	$(163.9)	$3,987.9	$—	$3,987.9
Net income	—	—	—	168.0	—	168.0	—	168.0
Other comprehensive loss	—	—	—	—	(75.2)	(75.2)	—	(75.2)
Comprehensive income						92.8		92.8
Issuance of common stock under employee plans, net of tax withholdings	0.6	—	(2.3)	(17.1)	—	(19.4)	—	(19.4)
Stock repurchases	(3.1)	(0.1)	(24.4)	(175.5)	—	(200.0)	—	(200.0)
Stock-based compensation	—	—	33.2	—	—	33.2	—	33.2
Balance at the end of the second quarter of 2022	247.6	$0.2	$1,987.7	$2,145.7	$(239.1)	$3,894.5	$—	$3,894.5

Net income	—	—	—	85.8	—	85.8	—	85.8
Other comprehensive loss	—	—	—	—	(95.6)	(95.6)	—	(95.6)
Comprehensive loss						(9.8)		(9.8)
Issuance of common stock under employee plans, net of tax withholdings	0.4	—	17.9	(0.9)	—	17.0	—	17.0
Stock repurchases	(1.4)	—	(11.4)	(78.6)	—	(90.0)	—	(90.0)
Stock-based compensation	—	—	33.1	—	—	33.1	—	33.1
Balance at the end of the third quarter of 2022	246.6	$0.2	$2,027.3	$2,152.0	$(334.7)	$3,844.8	$—	$3,844.8

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2020	250.8	$0.3	$1,801.7	$1,893.4	$(98.5)	$3,596.9	$1.7	$3,598.6
Net income	—	—	—	114.5	—	114.5	0.1	114.6
Other comprehensive loss	—	—	—	—	(31.5)	(31.5)	—	(31.5)
Comprehensive income						83.0		83.1
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	18.2	(10.2)	—	8.0	—	8.0
Stock repurchases	(0.6)	—	(4.1)	(35.9)	—	(40.0)	—	(40.0)
Stock-based compensation	—	—	25.1	—	—	25.1	—	25.1
Noncontrolling interest investment	—	—	0.6	—	—	0.6	(1.8)	(1.2)
Balance at the end of the first quarter of 2021	250.9	$0.3	$1,841.5	$1,961.8	$(130.0)	$3,673.6	$—	$3,673.6
Net income	—	—	—	138.9	—	138.9	—	138.9
Other comprehensive income	—	—	—	—	18.1	18.1	—	18.1
Comprehensive income						157.0		157.0
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	(1.8)	(23.5)	—	(25.3)	—	(25.3)
Stock-based compensation	—	—	33.3	—	—	33.3	—	33.3
Balance at the end of the second quarter of 2021	251.6	$0.3	$1,873.0	$2,077.2	$(111.9)	$3,838.6	$—	$3,838.6
Net income	—	—	—	124.0	—	124.0	—	124.0
Other comprehensive loss	—	—	—	—	(28.7)	(28.7)	—	(28.7)
Comprehensive income						95.3		95.3
Issuance of common stock under employee plans, net of tax withholdings	0.4	—	20.0	(1.6)	—	18.4	—	18.4
Stock repurchases	(1.0)	—	(8.1)	(91.9)	—	(100.0)	—	(100.0)
Stock-based compensation	—	—	29.5	—	—	29.5	—	29.5
Balance at the end of the third quarter of 2021	251.0	$0.3	$1,914.4	$2,107.7	$(140.6)	$3,881.8	$—	$3,881.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters of
(In millions)	2022	2021
Cash flow from operating activities:
Net income	$364.1	$377.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	30.1	30.9
Amortization expense	97.9	105.1
Deferred income taxes	(41.3)	(8.9)
Stock-based compensation	93.2	95.1
Divestitures gain, net	(103.1)	(43.6)
Other, net	22.7	5.7
(Increase) decrease in assets:
Accounts receivable, net	13.2	33.7
Inventories	(99.5)	(28.4)
Other current and non-current assets	(31.7)	(42.5)
Increase (decrease) in liabilities:
Accounts payable	(3.8)	50.8
Accrued compensation and benefits	(52.9)	25.1
Deferred revenue	14.3	(8.4)
Other current and non-current liabilities	(18.1)	3.1
Net cash provided by operating activities	285.1	595.2
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(318.1)	(1.2)
Purchases of property and equipment	(36.6)	(31.4)
Net proceeds from divestitures	214.3	67.3
Net proceeds from sale of property and equipment	0.1	20.7
Other, net	(11.9)	(4.4)
Net cash (used in) provided by investing activities	(152.2)	51.0
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	(4.8)	1.1
Repurchases of common stock	(394.7)	(140.0)
Proceeds from debt and revolving credit lines	529.3	198.9
Payments on debt and revolving credit lines	(235.9)	(421.7)
Other, net	(8.9)	(1.5)
Net cash used in financing activities	(115.0)	(363.2)
Effect of exchange rate changes on cash and cash equivalents	(34.9)	(7.5)
Net (decrease) increase in cash and cash equivalents	(17.0)	275.5
Cash and cash equivalents - beginning of period	325.7	237.7
Cash and cash equivalents - end of period	$308.7	$513.2
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
We use a 52- to 53-week year ending on the Friday nearest to December 31. Both 2022 and 2021 are 52-week years. The third quarter of 2022 and 2021 ended on September 30, 2022 and October 1, 2021. Unless otherwise stated, all dates refer to these periods.
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
NOTE 2. STOCKHOLDERS’ EQUITY
Stock Repurchase Activities
In August 2021, our Board of Directors approved a new share repurchase program (“2021 Stock Repurchase Program”), authorizing up to $750.0 million in repurchases of our common stock. Under the 2021 Stock Repurchase Program, the share repurchase authorization does not have an expiration date and supersedes and replaces the $600.0 million share repurchase authorization approved by our Board of Directors in November 2017 (“2017 Stock Repurchase Program”), of which $50.7 million was remaining and canceled.
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
During the third quarter and first three quarters of 2022, we repurchased approximately 1.4 million and 6.0 million shares of common stock in open market purchases at an average price of $64.23 and $65.90 per share for a total of $90.0 million and $394.7 million under the 2021 Stock Repurchase Program. At the end of the third quarter of 2022, the 2021 Stock Repurchase Program had remaining authorized funds of $215.3 million.

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
NOTE 3. ACQUISITIONS AND DIVESTITURES
Acquisition
In September 2022, we acquired Bid2Win Software, LLC (“B2W”) with total cash consideration of $322.1 million. B2W Software is a leading provider of estimating and operations solutions for the heavy civil construction industry and will be reported as part of our Buildings and Infrastructure segment. This acquisition will enable us to expand our already extensive civil infrastructure portfolio and Trimble Construction One, a purpose-built connected construction management platform. The Condensed Consolidated Statements of Income include the operating results of the acquired business from the date of acquisition. The acquisition contributed less than 1% to our total revenue during the first three quarters of fiscal 2022.
The preliminary allocation of the purchase price for B2W was based upon preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which could change within the measurement period as valuations are finalized. The primary areas that remain preliminary relate to the fair values of intangible assets acquired and certain tangible assets and liabilities acquired. We expect to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.
There were no other acquisitions during the first three quarters of 2022.
Divestitures
In May 2022, we completed the sale of the Time and Frequency, LOADRITE, Spectra Precision Tools, and SECO accessories businesses to Precisional LLC, an affiliate of The Jordan Company (“TJC”), for $205.3 million in cash, which includes a working capital adjustment. These businesses were reported as part of our Buildings and Infrastructure and Geospatial segments. Upon the closing of the transaction and adjustment for working capital, we recognized a pre-tax gain of $106.9 million and wrote off $98.4 million of net assets primarily comprised of $40.6 million of inventory, $25.4 million of accounts receivable, and $30.8 million of goodwill.
In the third quarter of 2022, we completed the sale of Construction Telematics Solutions to MiX Telematics, and in the second quarter of 2022, we completed the sale of Beena Vision to Wabtec Corporation, which are both part of the Transportation segment. The proceeds for both divestitures were immaterial.

NOTE 4. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	Third Quarter of 2022			Year End 2021
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$1,010.6	$(724.6)	$286.0	$1,011.9	$(748.2)	$263.7
Customer relationships	639.6	(422.5)	217.1	667.8	(428.9)	238.9
Trade names and trademarks	39.1	(31.5)	7.6	48.0	(45.0)	3.0
Distribution rights and other intellectual property	8.1	(7.1)	1.0	10.0	(9.0)	1.0
	$1,697.4	$(1,185.7)	$511.7	$1,737.7	$(1,231.1)	$506.6
The estimated future amortization expense of intangible assets at the end of the third quarter of 2022 was as follows:

(In millions)
2022 (Remaining)	$33.2
2023	129.9
2024	105.5
2025	70.1
2026	64.0
Thereafter	109.0
Total	$511.7
Goodwill
The changes in the carrying amount of goodwill by segment for the first three quarters of 2022 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of year end 2021	$2,141.4	$403.6	$440.8	$995.7	$3,981.5
Additions due to acquisitions	214.6	—	—	—	214.6
Decrease from divestitures	(23.9)	(6.9)	—	(6.9)	(37.7)
Foreign currency translation and other adjustments	(67.8)	(23.3)	(20.1)	(10.1)	(121.3)
Balance as of the end of the third quarter of 2022	$2,264.3	$373.4	$420.7	$978.7	$4,037.1

NOTE 5. INVENTORIES
The components of inventory, net were as follows:

	Third Quarter of	Year End
As of	2022	2021
(In millions)
Raw materials	$132.6	$129.6
Work-in-process	11.2	12.4
Finished goods	247.3	221.3
Total inventories	$391.1	$363.3

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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Third Quarter of 2022
Segment revenue	$363.6	$184.2	$191.7	$145.4	$884.9
Segment operating income	96.7	61.5	64.2	16.0	238.4
Depreciation expense	1.4	1.4	1.4	0.8	5.0

Third Quarter of 2021
Segment revenue	$349.7	$205.4	$184.8	$161.5	$901.4
Segment operating income	100.6	64.9	60.6	15.3	241.4
Depreciation expense	1.7	1.8	1.4	1.0	5.9

First Three Quarters of 2022
Segment revenue	$1,143.8	$585.4	$636.4	$454.2	$2,819.8
Segment operating income	318.8	177.2	212.3	37.0	745.3
Depreciation expense	4.6	4.5	4.3	2.7	16.1

First Three Quarters of 2021
Segment revenue	$1,057.6	$606.8	$587.5	$481.5	$2,733.4
Segment operating income	301.1	179.7	211.2	36.5	728.5
Depreciation expense	5.3	5.3	4.4	3.0	18.0

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of the end of the Third Quarter of 2022
Accounts receivable, net	$220.8	$142.3	$80.1	$122.9	$566.1
Inventories	88.6	148.2	90.2	64.1	391.1
Goodwill	2,264.3	373.4	420.7	978.7	4,037.1
As of Year End 2021
Accounts receivable, net	$246.8	$134.0	$112.9	$131.1	$624.8
Inventories	79.3	136.4	67.4	80.2	363.3
Goodwill	2,141.4	403.6	440.8	995.7	3,981.5

A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	Third Quarter of		First Three Quarters of
	2022	2021	2022	2021
(In millions)
Consolidated segment operating income	$238.4	$241.4	$745.3	$728.5
Unallocated general corporate expenses	(28.5)	(26.7)	(91.6)	(76.0)
Purchase accounting adjustments	(31.0)	(33.2)	(97.9)	(102.0)
Acquisition / divestiture items	(9.1)	(0.2)	(20.3)	(10.3)
Stock-based compensation / deferred compensation	(31.7)	(32.1)	(82.9)	(99.1)
Restructuring and other costs	(15.7)	(1.7)	(38.4)	(7.9)
Consolidated operating income	122.4	147.5	414.2	433.2
Total non-operating (expense) income, net	(4.5)	9.2	63.8	23.3
Consolidated income before taxes	$117.9	$156.7	$478.0	$456.5
The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Third Quarter of 2022
North America	$235.8	$84.1	$55.5	$113.0	$488.4
Europe	67.6	52.9	79.6	18.1	218.2
Asia Pacific	52.8	33.8	8.6	7.1	102.3
Rest of World	7.4	13.4	48.0	7.2	76.0
Total segment revenue	$363.6	$184.2	$191.7	$145.4	$884.9
Third Quarter of 2021
North America	$200.4	$84.8	$51.5	$125.0	$461.7
Europe	95.2	68.3	80.2	20.3	264.0
Asia Pacific	47.9	40.2	14.7	8.3	111.1
Rest of World	6.2	12.1	38.4	7.9	64.6
Total segment revenue	$349.7	$205.4	$184.8	$161.5	$901.4
First Three Quarters of 2022
North America	$710.6	$255.4	$178.8	$354.9	$1,499.7
Europe	263.9	185.4	291.3	58.2	798.8
Asia Pacific	149.6	108.6	41.3	22.1	321.6
Rest of World	19.7	36.0	125.0	19.0	199.7
Total segment revenue	$1,143.8	$585.4	$636.4	$454.2	$2,819.8
First Three Quarters of 2021
North America	$612.4	$254.5	$165.5	$372.8	$1,405.2
Europe	290.5	200.9	279.6	65.1	836.1
Asia Pacific	137.3	117.2	50.8	23.6	328.9
Rest of World	17.4	34.2	91.6	20.0	163.2
Total segment revenue	$1,057.6	$606.8	$587.5	$481.5	$2,733.4
Total revenue in the United States as included in the Condensed Consolidated Statements of Income was $444.5 million and $415.2 million for the third quarter of 2022 and 2021, and $1,358.9 million and $1,265.3 million for the first three quarters of 2022 and 2021. No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue.

NOTE 7. DEBT
Debt consisted of the following:

		Third Quarter of		Year End
Instrument	Date of Issuance	2022		2021
(In millions)		Effective interest rate
Senior Notes:
Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
Credit Facilities:
2022 Revolving Credit Facility, due March 2027	September 2022	3.88%	250.0	—
Uncommitted Credit Facilities, floating rate		4.21%	43.6	—
Unamortized discount and issuance costs			(5.4)	(6.8)
Total debt			$1,588.2	$1,293.2
Less: Short-term debt			343.6	—
Long-term debt			$1,244.6	$1,293.2
Each of our debt agreements, including our credit facilities, requires us to maintain compliance with certain debt covenants, all of which we complied with at the end of the third quarter of 2022.
Debt Maturities
At the end of the third quarter of 2022, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2022 (Remaining)	$43.6
2023	300.0
2024	400.0
2025	—
2026	—
Thereafter	850.0
Total	$1,593.6
Senior Notes
All of our senior notes are unsecured obligations. Interest on the senior notes is payable semi-annually in June and December of each year. Additional details are unchanged from the information disclosed in Note 6, “Debt” of the 2021 Form 10-K.
Credit Facilities
In March 2022, we entered into a credit agreement (the “2022 Credit Facility”) maturing in March 2027. The 2022 Credit Facility provides for a five-year, unsecured revolving credit facility in the aggregate principal amount of $1.25 billion, and permits us, subject to the satisfaction of certain conditions, to increase the commitments for revolving loans by an aggregate principal amount of up to $500.0 million. The interest rate and commitment fees are based on our current long-term, senior unsecured debt ratings, our leverage ratio, and certain specified sustainability targets. As of September 30, 2022, $250.0 million was outstanding under the 2022 Credit Facility.
Uncommitted Facilities
At the end of the third quarter of 2022, we had two $75.0 million, one €100.0 million, and one £55.0 million revolving credit facilities, which are uncommitted (the “uncommitted facilities”). Generally, these uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet. As of September 30, 2022, $43.6 million was outstanding under the uncommitted facilities.

NOTE 8. FAIR VALUE MEASUREMENTS
The following table summarizes the fair values of financial instruments at fair value on a recurring basis for the periods indicated and determined using the following inputs:

	Fair Values as of the end of the Third Quarter of 2022				Fair Values at the end of 2021
	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level I)	(Level II)	(Level III)	Total	(Level I)	(Level II)	(Level III)	Total
Assets
Deferred compensation plan (1)	$30.8	$—	$—	$30.8	$44.7	$—	$—	$44.7
Derivatives (2)	—	0.2	—	0.2	—	0.1	—	0.1
Contingent consideration (3)	—	—	3.6	3.6	—	—	—	—
Total assets measured at fair value	$30.8	$0.2	$3.6	$34.6	$44.7	$0.1	$—	$44.8

Liabilities
Deferred compensation plan (1)	$30.8	$—	$—	$30.8	$44.7	$—	$—	$44.7
Derivatives (2)	—	0.3	—	0.3	—	0.2	—	0.2
Contingent consideration (3)	—	—	—	—	—	—	12.8	12.8
Total liabilities measured at fair value	$30.8	$0.3	$—	$31.1	$44.7	$0.2	$12.8	$57.7
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
(3) Represents arrangements to receive payments from buyers of our divested companies or pay former owners of acquired companies that are included in Other current and non-current assets or Other current liabilities on our Condensed Consolidated Balance Sheets. The fair values are estimated using scenario-based methods based upon estimated future milestones.
Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $1.6 billion and $1.4 billion at the end of the third quarter of 2022 and at the end of 2021.
The fair value of the senior notes was determined based on observable market prices in less active markets and is categorized accordingly as Level II. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.

NOTE 9. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during the third quarter and first three quarters of 2022 and 2021 were as follows:

	Third Quarter of		First Three Quarters of
(In millions)	2022	2021	2022	2021
Beginning balance of the period	$685.2	$606.1	$631.8	$613.8
Revenue recognized from prior year-end	(92.0)	(92.3)	(453.8)	(471.8)
Billings net of revenue recognized from current year	43.6	75.2	458.8	447.0
Ending balance of the period	$636.8	$589.0	$636.8	$589.0
Remaining Performance Obligations
At the end of the third quarter of 2022, approximately $1.5 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.1 billion or 72% of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.
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
The following table shows the computation of basic and diluted earnings per share:

	Third Quarter of		First Three Quarters of
	2022	2021	2022	2021
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Inc.	$85.8	$124.0	$364.1	$377.4
Denominator:
Weighted-average number of common shares used in basic earnings per share	247.5	251.8	249.1	251.5
Effect of dilutive securities	1.4	2.7	1.7	2.8
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	248.9	254.5	250.8	254.3

Basic earnings per share	$0.35	$0.49	$1.46	$1.50
Diluted earnings per share	$0.34	$0.49	$1.45	$1.48

Antidilutive weighted-average shares (1)	1.7	0.1	1.5	—
(1) Antidilutive stock-based awards are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase diluted earnings per share.
NOTE 11. INCOME TAXES
For the third quarter, our effective income tax rate was 27.2%, as compared to 20.9% in the prior year. The increase was primarily associated with divestiture gains and a lower stock-based compensation deduction benefit. For the first three quarters, our effective income tax rate was 23.8%, as compared to 17.3% in the prior year. The increase was primarily due to the same factors in the third quarter as well as a one-time tax benefit from a foreign deferred tax asset in the prior year.
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

Unrecognized tax benefits of $55.5 million and $42.3 million at the end of the third quarter of 2022 and at the end of 2021, if recognized, would favorably affect the effective income tax rate in future periods. At the end of the third quarter of 2022 and at the end of 2021, we accrued interest and penalties of $10.6 million and $9.2 million. Although the timing of the resolution and/or closure of audits is not certain, we do not believe that our gross unrecognized tax benefits would materially change in the next twelve months.
On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act (“IRA”) of 2022. The IRA includes a 15% corporate alternative minimum tax effective in 2024 for certain large corporations, a 1% excise tax on net share repurchases after December 31, 2022, and several tax incentives to promote clean energy. We do not expect the provisions of the IRA to have a material impact on our financial results.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Commitments
At the end of the third quarter of 2022, we had unconditional purchase obligations of approximately $613.3 million. These unconditional purchase obligations primarily represent open non-cancellable purchase orders for material purchases with our vendors and investments in our platform associated with our Connect and Scale strategy.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first three quarters of 2022. For a complete discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2021 Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements, refer to Note 1 “Overview and Accounting Policies” of this report.
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
•Domain knowledge and technological innovation that benefits a diverse customer base;
•Geographic expansion with a localization strategy;
•Optimized go-to-market strategies to best access our markets;
•Strategic acquisitions;
•Venture fund investments; and
•Sustainability.
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $1,546.8 million, which represents growth of 13% year-over-year at the end of the third quarter of 2022. Excluding the impact of foreign currency, acquisitions, and divestitures, ARR organic growth was 16%. This shift towards recurring revenue has positively impacted our revenue mix and growth over time and is leading to improved visibility in our businesses. Our software, maintenance, subscriptions, and services represented 58% of total revenue for the first three quarters of 2022. As our solutions have expanded, our go-to-market model has also evolved with a balanced mix between direct, distribution, and OEM customers as well as an increasing number of enterprise-level customer relationships.
For a full definition of ARR as used in this discussion and analysis, refer to the “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” later in this Item 2.
Impact of Recent Events on Our Business
Macroeconomic conditions, including the war in Ukraine and related sanctions, exchange rate and interest rate volatility, and inflationary pressures, will continue to evolve globally. In the third quarter of 2022, our organic hardware sales growth and bookings moderated from slowing demand in some of our end markets served by our dealer channel and also from dealer inventories moving towards normalized levels as a result of improved supply chain output. The greatest impact was a decline in Europe where the impacts of foreign currency exchange rates, the war in Ukraine, and energy inflation were the greatest. We currently expect that our organic hardware bookings and sales will be weaker for the remainder of 2022.
Supply Chain
Over the past year, we experienced inflationary cost increases for certain components of our hardware products due to supply chain disruptions resulting from parts and labor shortages and an increase in worldwide demand for components. In response, we have increased customer pricing to offset inflationary pressures. In the third quarter of 2022, these cost pressures lessened as component supply became more readily available. We expect these cost pressures will diminish over time as supply chain conditions continue to normalize. Additionally, over the past year, due to extended component lead times, we made binding commitments over a longer horizon for certain components. This may impact our working capital in the short term; however, we expect supply dynamics and customer demand to normalize over time.
Foreign Currency Fluctuations
We generate over half of our revenue from sales to customers outside of the U.S. In the third quarter and first three quarters of 2022, due to the strengthening of the dollar, year-over-year unfavorable foreign currency impacts on revenue were $33.8 million or (4)% and $81.6 million or (3)%.
War in Ukraine
We are monitoring and responding to effects of the ongoing war in Ukraine. In the first quarter of 2022, we stopped selling to Russia and Belarus customers and wrote off uncollected customer receivables and inventory located in these countries, which was not material to our consolidated financial statements. Total revenue associated with Russia and Belarus customers, either sold directly or indirectly through resellers or OEMs, was less than 2% of our total Company revenue for 2021. We are focused on providing products and support to non-sanctioned Ukrainian customers and contributing to relief efforts.
Divestitures
In the second quarter of 2022, we completed the sale of the Time and Frequency, LOADRITE, Spectra Precision Tools, and SECO accessories businesses to Precisional LLC, an affiliate of The Jordan Company. Prior to the sale, the operating results were previously reported in our Buildings and Infrastructure and Geospatial segments. For additional discussion of this divestiture, refer to Note 3 “Acquisitions and Divestitures” of this report.
In the third quarter of 2022, we completed the sale of Construction Telematics Solutions to MiX Telematics, and in the second quarter of 2022, we completed the sale of Beena Vision to Wabtec Corporation, which are both part of the Transportation segment. The proceeds for both divestitures were immaterial.
We divest certain businesses or assets that no longer fit with our long-term growth and strategic product roadmap. For 2021, the revenue and operating income for these divested businesses were approximately $201.7 million and $33.0 million.
Acquisitions
In the third quarter of 2022, we acquired Bid2Win Software, LLC (“B2W”) for $322.1 million. B2W will be reported in our Buildings and Infrastructure segment. For additional discussion of this acquisition, refer to Note 3 “Acquisitions and Divestitures” of this report.

RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	Third Quarter of				First Three Quarters of
	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$503.9	$551.2	$(47.3)	(9)%	$1,690.0	$1,685.5	$4.5	—%
Service	158.3	159.9	(1.6)	(1)%	477.4	484.3	(6.9)	(1)%
Subscription	222.7	190.3	32.4	17%	652.4	563.3	89.1	16%
Total revenue	$884.9	$901.4	$(16.5)	(2)%	$2,819.8	$2,733.1	$86.7	3%
Gross margin	$515.4	$504.5	$10.9	2%	$1,602.5	$1,523.2	$79.3	5%
Gross margin as a % of revenue	58.2%	56.0%			56.8%	55.7%
Operating income	$122.4	$147.5	$(25.1)	(17)%	$414.2	$433.2	$(19.0)	(4)%
Operating income as a % of revenue	13.8%	16.4%			14.7%	15.9%
Diluted earnings per share	$0.34	$0.49	$(0.15)	(31)%	$1.45	$1.48	$(0.03)	(2)%

Non-GAAP revenue (1)	$884.9	$901.4	$(16.5)	(2)%	$2,819.8	$2,733.4	$86.4	3%
Non-GAAP operating income (1)	$209.9	$214.7	$(4.8)	(2)%	$653.7	$652.5	$1.2	—%
Non-GAAP operating income as a % of Non-GAAP Revenue(1)	23.7%	23.8%			23.2%	23.9%
Non-GAAP diluted earnings per share (1)	$0.66	$0.66	$—	NM	$2.04	$2.04	$—	NM

Annualized Recurring Revenue (“ARR”) (1)	$1,546.8	$1,363.6	$183.2	13%	N/A	N/A	N/A	N/A

(1) Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this report for definitions.
Third Quarter and First Three Quarters of 2022 as Compared to 2021
Revenue

	Third Quarter of	First Three Quarters of
Change versus the corresponding period in 2021	2022	2022
	% Change	% Change

Change in Total Revenue	(2)%	3%
Acquisitions	1%	1%
Divestitures	(5)%	(3)%
Foreign currency exchange	(4)%	(3)%
Organic growth - Total Revenue	6%	9%
For this table and similar tables below, percentages may not sum due to rounding.
Organic revenue for the third quarter and first three quarters was up due to growth in hardware, software, and subscription sales in Building and Infrastructure and Resources and Utilities. Geospatial organic revenue was up due to growth in software and related maintenance and support as well as subscriptions, largely offset by a decrease in hardware sales.

	Third Quarter of	First Three Quarters of
Change versus the corresponding period in 2021	2022	2022
	% Change	% Change

Change in Product Revenue	(9)%	—%
Acquisitions	—%	—%
Divestitures	(8)%	(5)%
Foreign currency exchange	(4)%	(3)%
Organic growth - Product Revenue	3%	8%

Change in Service Revenue	(1)%	(1)%
Acquisitions	4%	3%
Divestitures	(1)%	(1)%
Foreign currency exchange	(5)%	(4)%
Organic growth - Service Revenue	1%	—%

Change in Subscription Revenue	17%	16%
Acquisitions	1%	1%
Divestitures	(1)%	(2)%
Foreign currency exchange	(3)%	(2)%
Organic growth - Subscription Revenue	20%	19%
Organic product revenue increased for the third quarter and first three quarters due to hardware and software sales in Buildings and Infrastructure and Resources and Utilities. However, slowing demand, particularly in Europe, and dealer inventories moving toward normalized levels impacted hardware sales in Buildings and Infrastructure, Geospatial, and Resources and Utilities in the third quarter. Organic service revenue was relatively flat. Organic subscription revenue increased for the third quarter and first three quarters primarily due to strong growth in Buildings and Infrastructure and, to a lesser extent, in Resources and Utilities, Geospatial, and Transportation.
Gross Margin
Gross margin increased for the third quarter and first three quarters primarily due to organic revenue growth in Buildings and Infrastructure and Resources and Utilities, and to a lesser extent, Geospatial, partially offset by divestitures and unfavorable foreign currency. Gross margin as a percentage of revenue increased for the third quarter and first three quarters due to an increased mix of software and subscription sales and price increases.
Operating Income
Operating income decreased for the third quarter and first three quarters primarily due to, divestitures and unfavorable foreign currency, partially offset by organic revenue and gross margin expansion. Additionally, operating expense increased due to investments related to our Connect and Scale strategy, increased sales and marketing costs, charitable donations, restructuring costs, and acquisition and divestiture transaction costs, partially offset by a reduction in incentive compensation in the third quarter.
Operating income as a percentage of revenue decreased for the third quarter and first three quarters primarily due to increased operating expense, partially offset by increased gross margin as a percentage of revenue.

Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

	Third Quarter of				First Three Quarters of
	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
(In millions)
Research and development	$127.0	$132.5	$(5.5)	(4)%	$407.4	$400.2	$7.2	2%
Percentage of revenue	14.4%	14.7%			14.4%	14.6%
Sales and marketing	$137.1	$125.5	$11.6	9%	$407.9	$373.1	$34.8	9%
Percentage of revenue	15.5%	13.9%			14.5%	13.7%
General and administrative	$109.6	$85.2	$24.4	29%	$318.0	$270.2	$47.8	18%
Percentage of revenue	12.4%	9.5%			11.3%	9.9%
Total	$373.7	$343.2	$30.5	9%	$1,133.3	$1,043.5	$89.8	9%
R&D expense decreased for the third quarter primarily due to a reduction in incentive compensation, favorable foreign currency, and divestitures. R&D expense increased for the first three quarters primarily due to higher compensation expense, partially offset by favorable foreign currency and divestitures. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased for the third quarter and first three quarters primarily due to higher compensation expense, including commissions, and higher travel and marketing costs, partially offset by favorable foreign currency and divestitures.
G&A expense increased for the third quarter and first three quarters primarily due to investments related to our Connect and Scale strategy, charitable donations to the Trimble Foundation, and acquisition and divestiture transaction costs, partially offset by a reduction in incentive compensation in the third quarter, favorable foreign currency, and divestitures.
Amortization of Purchased Intangible Assets

	Third Quarter of				First Three Quarters of
	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
(In millions)
Cost of sales	$19.9	$22.0	$(2.1)	(10)%	$63.4	$66.1	$(2.7)	(4)%
Operating expenses	11.1	12.3	(1.2)	(10)%	34.5	39.0	(4.5)	(12)%
Total amortization expense of purchased intangibles	$31.0	$34.3	$(3.3)	(10)%	$97.9	$105.1	$(7.2)	(7)%

Total amortization expense of purchased intangibles as a percentage of revenue	4%	4%			3%	4%
Total amortization expense of purchased intangibles decreased for the third quarter and first three quarters due to the expiration of prior quarters’ acquisition amortization.

Non-operating Income, Net
The components of non-operating income, net, were as follows:

	Third Quarter of				First Three Quarters of
	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
(In millions)
Divestitures gain, net	$6.0	$19.1	$(13.1)	(69)%	$103.1	$41.5	$61.6	148%
Interest expense, net	(15.6)	(15.9)	0.3	(2)%	(46.9)	(49.4)	2.5	(5)%
Income from equity method investments, net	6.8	8.5	(1.7)	(20)%	22.3	30.3	(8.0)	(26)%
Other income (expense), net	(1.7)	(2.5)	0.8	(32)%	(14.7)	0.9	(15.6)	(1733)%
Total non-operating (expense) income, net	$(4.5)	$9.2	$(13.7)	(149)%	$63.8	$23.3	$40.5	174%
Non-operating income, net decreased for the third quarter primarily due to lower net gain from divestitures. Non-operating income, net increased for the first three quarters primarily due to higher net gain from divestitures, slightly offset by fluctuations in deferred compensation plan assets included in Other income (expense), net, and lower joint-venture profitability.
Income Tax Provision
For the third quarter, our effective income tax rate was 27.2%, as compared to 20.9% in the prior year. The increase was primarily associated with divestiture gains and a lower stock-based compensation deduction benefit. For the first three quarters, our effective income tax rate was 23.8%, as compared to 17.3% in the prior year. The increase was primarily due to the same factors in the third quarter as well as a one-time tax benefit from a foreign deferred tax asset in the prior year.
On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act (“IRA”) of 2022. The IRA includes a 15% corporate alternative minimum tax effective in 2024 for certain large corporations, a 1% excise tax on net share repurchases after December 31, 2022, and several tax incentives to promote clean energy. We do not expect the provisions of the IRA to have a material impact on our financial results.
Results by Segment
We report our financial performance, including revenue and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation.
Our Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of our reportable operating segments under our management reporting system. For additional discussion of our segments, refer to Note 6 “Segment Information” of this report.

The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	Third Quarter of				First Three Quarters of
	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
(In millions)
Buildings and Infrastructure
Segment revenue	$363.6	$349.7	$13.9	4%	$1,143.8	$1,057.6	$86.2	8%
Segment revenue as a % of total revenue	41%	39%			41%	39%
Segment operating income	$96.7	$100.6	(3.9)	(4)%	$318.8	$301.1	17.7	6%
Segment operating income as a % of segment revenue	26.6%	28.8%			27.9%	28.5%
Geospatial
Segment revenue	$184.2	$205.4	(21.2)	(10)%	$585.4	$606.8	(21.4)	(4)%
Segment revenue as a % of total revenue	21%	23%			21%	22%
Segment operating income	$61.5	$64.9	(3.4)	(5)%	$177.2	$179.7	(2.5)	(1)%
Segment operating income as a % of segment revenue	33.4%	31.6%			30.3%	29.6%
Resources and Utilities
Segment revenue	$191.7	$184.8	6.9	4%	$636.4	$587.5	48.9	8%
Segment revenue as a % of total revenue	22%	20%			22%	21%
Segment operating income	$64.2	$60.6	3.6	6%	$212.3	$211.2	1.1	1%
Segment operating income as a % of segment revenue	33.5%	32.8%			33.4%	35.9%
Transportation
Segment revenue	$145.4	$161.5	(16.1)	(10)%	$454.2	$481.5	(27.3)	(6)%
Segment revenue as a % of total revenue	16%	18%			16%	18%
Segment operating income	$16.0	$15.3	0.7	5%	$37.0	$36.5	0.5	1%
Segment operating income as a % of segment revenue	11.0%	9.5%			8.1%	7.6%
The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	Third Quarter of		First Three Quarters of
	2022	2021	2022	2021
(In millions)
Consolidated segment operating income	$238.4	$241.4	$745.3	$728.5
Unallocated general corporate expenses	(28.5)	(26.7)	(91.6)	(76.0)
Purchase accounting adjustments	(31.0)	(33.2)	(97.9)	(102.0)
Acquisition / divestiture items	(9.1)	(0.2)	(20.3)	(10.3)
Stock-based compensation / deferred compensation	(31.7)	(32.1)	(82.9)	(99.1)
Restructuring and other costs	(15.7)	(1.7)	(38.4)	(7.9)
Consolidated operating income	122.4	147.5	414.2	433.2
Total non-operating (expense) income, net	(4.5)	9.2	63.8	23.3
Consolidated income before taxes	$117.9	$156.7	$478.0	$456.5
Buildings and Infrastructure

	Third Quarter of	First Three Quarters of
Change versus the corresponding period in 2021	2022	2022
	% Change	% Change

Change in Revenue - Buildings and Infrastructure	4%	8%
Acquisitions	3%	2%
Divestitures	(8)%	(5)%
Foreign currency exchange	(3)%	(3)%
Organic growth	12%	14%

Excluding acquisitions, divestitures, and unfavorable foreign currency, organic revenue increased for the third quarter and first three quarters due to strong demand for our subscription and term license software. The increases resulted from higher sales to new and existing customers as well as conversions from perpetual software to recurring offerings. Civil construction hardware and related software license revenue increased resulting from relative strength in the North American construction market and price increases, partially offset by weaker hardware sales in Europe.
Operating income decreased for the third quarter primarily due to divestitures and unfavorable foreign currency, partially offset by revenue and gross margin expansion. Operating income increased for the first three quarters primarily due to revenue and gross margin expansion, partially offset by divestitures and unfavorable foreign currency. Additionally, operating expense increased for the third quarter and first three quarters due to investments, including our Connect and Scale strategy, as well as increased sales and marketing costs. Operating income as a percentage of revenue decreased for the third quarter and first three quarters primarily due to increased operating expense, partially offset by gross margin expansion.
Geospatial

	Third Quarter of	First Three Quarters of
Change versus the corresponding period in 2021	2022	2022
	% Change	% Change

Change in Revenue - Geospatial	(10)%	(4)%
Divestitures	(7)%	(4)%
Foreign currency exchange	(4)%	(3)%
Organic growth	1%	4%
Excluding divestitures and unfavorable foreign currency, organic revenue increased slightly for the third quarter and first three quarters due to higher software and subscription sales and price increases, partially offset by the effect of unusually strong hardware sales in the prior year, as well as weaker hardware sales, particularly in Europe, in the third quarter.
Operating income decreased for the third quarter and first three quarters primarily due to divestitures and unfavorable foreign currency, partially offset by organic revenue growth and gross margin expansion. Operating income as a percentage of revenue for the third quarter and first three quarters was relatively flat.
Resources and Utilities

	Third Quarter of	First Three Quarters of
Change versus the corresponding period in 2021	2022	2022
	% Change	% Change

Change in Revenue - Resources and Utilities	4%	8%
Divestitures	—%	(1)%
Foreign currency exchange	(6)%	(5)%
Organic growth	9%	14%
Excluding divestitures and unfavorable foreign currency, organic revenue increased for the third quarter and first three quarters due to relative strength in agriculture, particularly in the OEM channel, as well as price increases, partially offset by weaker sales in the European reseller channel and the loss of the Russian market. To a lesser extent, revenue was favorably impacted by higher subscription revenue in positioning services.
Operating income increased for the third quarter and first three quarters primarily due to organic revenue expansion, partially offset by divestitures, unfavorable foreign currency, and higher operating expenses. Operating expense was higher due to investments, including our Connect and Scale strategy, as well as increased sales and marketing costs. Operating income as a percentage of revenue increased for the third quarter due to revenue and gross margin expansion. Operating income as a percentage of revenue decreased for the first three quarters primarily due to gross margin percentage decrease associated with increased supply chain costs.

Transportation

	Third Quarter of	First Three Quarters of
Change versus the corresponding period in 2021	2022	2022
	% Change	% Change

Change in Revenue - Transportation	(10)%	(6)%
Divestitures	(4)%	(2)%
Foreign currency exchange	(2)%	(1)%
Organic growth	(4)%	(2)%
Excluding divestitures and unfavorable foreign currency, organic revenue decreased for the third quarter and first three quarters primarily driven by lower mobility hardware sales to North American customers. Enterprise subscription revenue continued to experience growth as the business transitions from a perpetual software license model.
Operating income and operating income as a percentage of revenue improved for the third quarter and first three quarters primarily due to gross margin expansion and targeted cost reductions, partially offset by divestiture and revenue declines. We continue to maintain focus on new product introductions and transitions to recurring revenue.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter of	Year End
As of	2022	2021	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents	$308.7	$325.7	$(17.0)	(5)%
As a percentage of total assets	4.4%	4.6%
Principal balance of outstanding debt	$1,593.6	$1,300.0	$293.6	23%

	First Three Quarters of
	2022	2021	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$285.1	$595.2	$(310.1)	(52)%
Net cash (used in) provided by investing activities	(152.2)	51.0	(203.2)	(398)%
Net cash used in financing activities	(115.0)	(363.2)	248.2	(68)%
Effect of exchange rate changes on cash and cash equivalents	(34.9)	(7.5)	(27.4)	365%
Net (decrease) increase in cash and cash equivalents	$(17.0)	$275.5
Operating Activities
The decrease in cash provided by operating activities was primarily driven by lower net income after adjusting for non-cash items and divestiture gains, as well as higher inventory purchases and lower accounts payable associated with the timing of inventory payments. Additionally, there were higher bonus and cash tax payments. The decreases were partially offset by an increase in deferred revenue.
Investing Activities
The increase in cash used in investing activities was primarily due to the B2W acquisition, partially offset by higher proceeds from divestitures.
Financing Activities
The decrease in cash used in financing activities was primarily driven by higher proceeds, net of repayment of revolving credit facilities, which was used in part to fund the B2W acquisition, partially offset by an increase in common stock repurchases.
Cash and Cash Equivalents
We believe that our cash and cash equivalents and borrowings, along with cash provided by operations will be sufficient in the foreseeable future to meet our anticipated operating cash needs, expenditures related to our Connect and Scale strategy, debt service, and any stock repurchases under the stock repurchase program. In addition, in March 2022, we entered into a five-year, unsecured revolving loan facility for borrowings up to $1.25 billion, which replaced the 2018 Credit Facility. The 2022 Credit Facility contains an option to increase the borrowings up to $1.75 billion with lender approval. As of September 30, 2022, $250.0 million was outstanding under the 2022 Credit Facility.
We anticipate refinancing some or all of our outstanding indebtedness at or prior to its maturity, which could involve us accessing the capital markets.
A provision enacted in the Tax Cuts and Jobs Act of 2017 related to the capitalization of research and development costs for tax purposes became effective on January 1, 2022. If this provision is not deferred, our full-year 2022 tax payments are expected to increase by an estimated $88 million. In the third quarter, we paid $25 million, and for the first three quarters of 2022, total payments made were $65 million for this liability.
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
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		Third Quarter of				First Three Quarters of
		2022		2021		2022		2021
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$884.9		$901.4		$2,819.8		$2,733.1
Purchase accounting adjustments	(A)	—		—		—		0.3
Non-GAAP revenue:		$884.9		$901.4		$2,819.8		$2,733.4
GROSS MARGIN:
GAAP gross margin:		$515.4	58.2%	$504.5	56.0%	$1,602.5	56.8%	$1,523.2	55.7%
Purchase accounting adjustments	(A)	19.9		22.0		63.4		66.4
Stock-based compensation / deferred compensation	(C)	3.4		2.7		8.7		7.3
Restructuring and other costs	(D)	(0.1)		—		1.0		0.2
Non-GAAP gross margin:		$538.6	60.9%	$529.2	58.7%	$1,675.6	59.4%	$1,597.1	58.4%
OPERATING EXPENSES:
GAAP operating expenses:		$393.0	44.4%	$357.0	39.6%	$1,188.3	42.1%	$1,090.0	39.9%
Purchase accounting adjustments	(A)	(11.1)		(11.2)		(34.5)		(35.6)
Acquisition / divestiture items	(B)	(9.1)		(0.2)		(20.3)		(10.3)
Stock-based compensation / deferred compensation	(C)	(28.3)		(29.4)		(74.2)		(91.8)
Restructuring and other costs	(D)	(15.8)		(1.7)		(37.4)		(7.7)
Non-GAAP operating expenses:		$328.7	37.1%	$314.5	34.9%	$1,021.9	36.2%	$944.6	34.6%
OPERATING INCOME:
GAAP operating income:		$122.4	13.8%	$147.5	16.4%	$414.2	14.7%	$433.2	15.9%
Purchase accounting adjustments	(A)	31.0		33.2		97.9		102.0
Acquisition / divestiture items	(B)	9.1		0.2		20.3		10.3
Stock-based compensation / deferred compensation	(C)	31.7		32.1		82.9		99.1
Restructuring and other costs	(D)	15.7		1.7		38.4		7.9
Non-GAAP operating income:		$209.9	23.7%	$214.7	23.8%	$653.7	23.2%	$652.5	23.9%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income, net:		$(4.5)		$9.2		$63.8		$23.3
Acquisition / divestiture items	(B)	(5.6)		(19.0)		(103.0)		(41.8)
Deferred compensation	(C)	0.2		0.2		10.5		(4.0)
Restructuring and other costs	(D)	—		—		0.1		—
Non-GAAP non-operating expense, net:		$(9.9)		$(9.6)		$(28.6)		$(22.5)

			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			(G)		(G)		(G)		(G)
INCOME TAX PROVISION:
GAAP income tax provision:		$32.1	27.2%	$32.7	20.9%	$113.9	23.8%	$79.0	17.3%
Non-GAAP items tax effected	(E)	22.3		10.1		34.7		29.6
Difference in GAAP and Non-GAAP tax rate	(F)	(18.4)		(6.3)		(33.9)		1.9
Non-GAAP income tax provision:		$36.0	18.0%	$36.5	17.8%	$114.7	18.3%	$110.5	17.5%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$85.8		$124.0		$364.1		$377.4
Purchase accounting adjustments	(A)	31.0		33.2		97.9		102.0
Acquisition / divestiture items	(B)	3.5		(18.8)		(82.7)		(31.5)
Stock-based compensation / deferred compensation	(C)	31.9		32.3		93.4		95.1
Restructuring and other costs	(D)	15.7		1.7		38.5		7.9
Non-GAAP tax adjustments	(E) - (F)	(3.9)		(3.8)		(0.8)		(31.5)
Non-GAAP net income attributable to Trimble Inc.:		$164.0		$168.6		$510.4		$519.4
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$0.34		$0.49		$1.45		$1.48
Purchase accounting adjustments	(A)	0.13		0.13		0.39		0.40
Acquisition / divestiture items	(B)	0.01		(0.07)		(0.33)		(0.12)
Stock-based compensation / deferred compensation	(C)	0.13		0.12		0.38		0.37
Restructuring and other costs	(D)	0.06		0.01		0.15		0.03
Non-GAAP tax adjustments	(E) - (F)	(0.01)		(0.02)		—		(0.12)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$0.66		$0.66		$2.04		$2.04
ADJUSTED EBITDA:
GAAP net income attributable to Trimble Inc.:		$85.8		$124.0		$364.1		$377.4
Non-operating income (expense), net, income tax provision, and net gain attributable to noncontrolling interests		36.6		23.5		50.1		55.8
GAAP operating income:		122.4		147.5		414.2		433.2
Purchase accounting adjustments	(A)	31.0		33.2		97.9		102.0
Acquisition / divestiture items	(B)	9.1		0.2		20.3		10.3
Stock-based compensation / deferred compensation	(C)	31.7		32.1		82.9		99.1
Restructuring and other costs	(D)	15.7		1.7		38.4		7.9
Non-GAAP operating income:		209.9		214.7		653.7		652.5
Depreciation expense and cloud computing amortization		11.4		10.2		32.9		31.2
Income from equity method investments, net		6.8		8.5		22.3		30.3
Adjusted EBITDA		$228.1	25.8%	$233.4	25.9%	$708.9	25.1%	$714.0	26.1%
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
Adjusted EBITDA
We define Adjusted EBITDA as non-GAAP operating income plus depreciation expense, cloud computing amortization, and income from equity method investments, net. Other companies may define Adjusted EBITDA differently. Adjusted EBITDA is not intended to purport to be an alternative to net income or operating income as a measure of operating performance or cash flow from operating activities as a measure of liquidity. Adjusted EBITDA is a performance measure that we believe offers a useful view of the overall operations of our business because it facilitates operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, depreciation, and amortization of purchased intangibles and cloud computing costs.

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
(D).Restructuring and other costs. Non-GAAP gross margin and operating expenses exclude restructuring and other costs comprised of termination benefits related to reductions in employee headcount and closure or exit of facilities, executive severance agreements, costs incurred in exiting business activities in Russia and Belarus, other business exit costs, as well as a $20 million commitment to donate to the Trimble Foundation to be paid over four quarters beginning in the second quarter of 2022.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the third quarter and first three quarters of 2022, unfavorable impacts from foreign currency exchange rates were $33.8 million and $81.6 million on revenue and $7.7 million and $18.0 million on operating income.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables, primarily denominated in Euro, New Zealand Dollars, Canadian Dollars, Brazilian Real, and British Pound. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked-to-market through earnings every period and generally range from one to two months in maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding at the end of the third quarter of 2022 and at the end of 2021 are summarized as follows (in millions):

	Third Quarter of 2022		Year End 2021
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(86.8)	$0.2	$(107.5)	$0.1
Sold	$94.0	$(0.3)	$183.6	$(0.2)
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) The following table provides information relating to our purchases of equity securities for the third quarter of 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 2, 2022 – August 5, 2022	—	$—	—	$305,254,992
August 6, 2022 – September 2, 2022	958,334	$67.83	958,334	$240,255,045
September 3, 2022 – September 30, 2022	442,967	$56.44	442,967	$215,255,003
Total	1,401,301		1,401,301
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this report.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL, tagged as blocks of text and including detailed tags:
(i) Condensed Consolidated Balance Sheets,
(ii) Condensed Consolidated Statements of Income,
(iii) Condensed Consolidated Statements of Comprehensive Income (loss),
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
DATE: November 2, 2022