Form 10-K
period 2022-12-30
TRIMBLE INC.
filed 2023-02-17
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-14845

TRIMBLE INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-2802192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10368 Westmoor Dr, Westminster, CO
(Address of principal executive offices)
80021
(Zip Code)
Registrant’s telephone number, including area code: (720) 887-6100

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 1, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $14.3 billion based on the closing price as reported on the NASDAQ Global Select Market. Shares of common stock held by each officer and director of the registrant have been excluded in that such person may be deemed to be an affiliate. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2023
Common stock, $0.001 par value	246,951,697	shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of Trimble Inc. Proxy Statement relating to the annual meeting of stockholders to be held on June 1, 2023 (the “Proxy Statement”) are incorporated by reference into Part III of this report.
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:
•potential weakness and uncertainties in the US and global macroeconomic outlook, including slowing growth, inflationary pressures, and increases in interest rates, which may affect demand for our products and services and adversely affect our results of operations;
•potential impact of volatility and conflict in the political and economic environment, including the ongoing military conflict between Russia and Ukraine and related sanctions and the direct and indirect impact on our business;
•impact of the COVID-19 pandemic, including upon global or local macroeconomic conditions, our results of operations, and estimates or judgments;
•the pace at which our dealers work through their inventory;
•our belief that inflationary cost pressures will diminish over time as supply chain conditions continue to normalize;
•fluctuations in foreign currency exchange rates;
•our ability to convert backlog to revenue;
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
•any anticipated benefits to us from our acquisitions, including the pending Transporeon acquisition, and our ability to successfully integrate the acquired businesses;
•our ability to complete, on a timely basis or at all, the pending Transporeon acquisition, a leading cloud-based transportation management software platform;
•the impact of indebtedness we have or expect to incur in connection with the pending acquisition of Transporeon on our results of operations and financial condition;
•our belief that our cash and cash equivalents, together with borrowings under the commitments for our credit facilities and senior notes, will be sufficient in the foreseeable future to meet our anticipated operating cash needs, debt service, and planned capital expenditures;
•our belief that our gross unrecognized tax benefits will not materially change in the next twelve months;
•our discretion to conduct, suspend, or discontinue our share repurchase program subject to the discretion of our management; and
•our commitments to environmental, social, and governance matters.
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

TRIMBLE INC.
2022 FORM 10-K ANNUAL REPORT

PART I
Item 1.Business
Trimble Inc. (“Trimble” or “the Company” or “we” or “our” or “us”) is a leading technology solutions provider that enables office and mobile professionals to connect their workflows and asset lifecycles to drive a more productive, sustainable future. With a focus on the industries that feed, build, and move the world, the comprehensive depth and breadth of our solutions is transforming the way the world works, making it easier for Trimble customers to focus on what matters—getting the job done right.
We innovate at the intersection of the digital and physical worlds with solutions that span the world’s foundational industries including building, civil and infrastructure construction, geospatial, survey and mapping, agriculture, natural resources, utilities, transportation, and government.
We exist to empower our customers: asset owners, general and specialty contractors, engineers and designers, surveyors, agricultural companies and farmers, energy and utility companies, trucking companies and drivers, as well as state, federal, and municipal governments.
Productivity and sustainability are at the heart of who we are—woven into our work internally and through our customers’ application of our technologies. The state of the world today requires us to step up with an accelerated focus on our strategic approach to manage the environmental, social, and governance (“ESG”) aspects of our business. These efforts will make us a better, more resilient company and motivate us to create greater sustainability solutions for the customers and stakeholders we serve.
Our solutions provide customers with the ability to improve their work quality while being safe, efficient, and sustainable. More than that, our products enable reduced environmental impact in our markets, ranging from reduced greenhouse gas (“GHG”) emissions to improved water stewardship.
Today’s work requires solutions for an interconnected world, no matter the industry. Trimble offers a diverse range of coherent capabilities that connect applications, data, workflows, and mobile technologies to more efficiently orchestrate work, often in mixed fleet environments. Our advanced positioning and autonomous guidance capabilities enable increased precision with large equipment, such as tractors and bulldozers. We offer integrated systems that track and manage fleets of vehicles, improve the driver experience, and provide real-time logistical analytics and insights back to the office. Our connected reality capture systems enable the management of large amounts of geo-referenced information, and our software solutions connect all aspects of a fleet, a farm, or a lane, while our collaborative building information modeling (“BIM”) solutions are used throughout the design, build, and operation of the built environment.
We focus on integrating our software application and cloud capabilities to create vertically-focused, system-wide solutions that transform how work is done. The integration of sensors, software, hardware, and data in our portfolio gives us a unique ability to provide detailed insights for our customers to improve their specific workflows.
Our strategy is centered on the concept of open industry clouds and underlying common data environments as the nucleus of our connected solutions, allowing all stakeholders to collaborate and make decisions based on the same information. In construction, we connect teams across the design, build, and operational phases of a project. In agriculture, we continue to develop connected farm solutions to optimize operations for agricultural production and protection. Meanwhile, our connected supply chain solutions provide transportation companies and their drivers with tools to enhance fuel efficiency, safety, transparency, and sustainability throughout their connected fleets.
Connected software applications and cloud platform services are key elements of our solutions and account for a steadily increasing portion of our business. Our software enhances a broad range of other products and systems to allow our customers to optimize their work toward targeted outcomes and improve their decision-making and productivity. Ranging from embedded, real-time firmware to software that integrates data with large-scale enterprise back-office systems, many of our solutions are extensible and can be tailored by users for customized business processes and workflows. Trimble software capabilities include extensive three-dimensional (“3D”) modeling, analysis, planning and design solutions as well as a large suite of domain-specific software applications used across industries including agriculture, construction, geospatial, utilities, and transportation.
Our software is sold as perpetual, term, or subscription and can be provisioned for on-premise, and increasingly, hosted as Software as a Service (“SaaS”). Our tiered subscription offerings can include both hardware and software, providing a complete customer solution with technology assurance as new generations of hardware become available. We are extending our capabilities to run in multi-cloud environments, while delivering our unique value via domain-specific workflows and lifecycle management in our target industries.

Our global operations include major research, development, manufacturing, and logistics operations in the United States, the Netherlands, India, Germany, Finland, Canada, New Zealand, the United Kingdom, and Sweden.
Business Strategy
Our growth strategy is centered on multiple elements:
•Executing on our Connect and Scale strategy. We continue to focus on executing our multi-year platform strategy. This strategy contains two elements.
◦The first element, Connect, aims to connect more customer workflows, industry lifecycles, and solution offerings, so that we can continue to transform the way our customers work. This includes integrating more of our customers’ data through cloud offerings and making more of our solutions available over time on a subscription basis. Cloud enablement raises the bar with shared, on-demand services that empower network participants to proactively contribute to organic value creation and delivery, directly and with fewer intermediaries. When end users interact on a shared, online platform, the overall value that is created increases as the number of end-user participants increases. This network effect means that the willingness of developers, partners, or end users to engage increases as the number of network participants grows, which further enhances the platform experience and end-user value. For example, our flagship design and construction platform solution,Trimble Connect, enables entire project teams to collaborate in real-time between the office and the field to make efficient decisions around the same data-rich design model. And, our recently released Trimble Construction Cloud includes capabilities such as a connected data environment for online collaboration, the ability to author unique workflows that connect the digital and physical worlds, and the power to dynamically orchestrate design coordination in the cloud from wherever project stakeholders may be. Meanwhile in our Transportation business, the Trimble Transportation Cloud, for example, provides shippers and carriers with the critical information they need to make more informed bid and contract award decisions.
◦The second element, Scale, aims to invest in the people, processes, and technologies that are necessary to streamline and standardize our internal processes, provide a seamless experience for our customers as they engage with our connected solutions, and enable us to continue to grow our business efficiently and effectively for many years into the future.
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
•Domain knowledge and technological innovation that benefit a diverse customer base. We have over time redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in research and development (“R&D”) and acquisitions. We currently have over 1,000 unique patents reflective of our technology portfolio and deep domain knowledge to deliver specific, targeted solutions quickly and cost-effectively to each of the vertical markets we serve. Our patent portfolio is continuously updated with new patent grants that emerge from our investments in research and development. We look for opportunities where the opportunity for technological change is high and that have a requirement for the integration of multiple technologies into complete vertical solutions.
•Geographic expansion with localization strategy. We view international expansion as an important element of our strategy, and we continue to position ourselves in geographic markets that will serve as important sources of future growth. Products are sold in more than 150 countries, through dealers, representatives, joint ventures, and other channels throughout the world, as well as direct sales to end users. Sales are supported by our own offices located in approximately 40 countries around the world.
•Optimized go-to-market strategies to best access our markets. We utilize vertically focused go-to-market strategies that leverage domain expertise to best serve the needs of individual markets both domestically and abroad. These go-to-market capabilities include independent dealers, joint ventures, original equipment manufacturers (“OEM”), and distribution alliances with key partners, including Caterpillar and Nikon, as well as direct sales to end users, which provide us with broad market reach and localization capabilities to effectively serve our markets.
•Strategic acquisitions and venture fund investments. Organic growth continues to be our primary focus, while acquisitions serve to enhance our market position. We acquire businesses that bring domain expertise, geographic presence, technology, products, and distribution capabilities that augment our portfolio and allow us to penetrate existing markets more effectively, or to establish a market beachhead. Our success in targeting and effectively integrating acquisitions is an important aspect of our growth strategy. In December 2022, we signed a definitive agreement to acquire Transporeon valued at approximately €1.88 billion or $2.0 billion, which is expected to close in the first half of 2023, subject to regulatory approvals. Transporeon, a Germany-based company, is a leading cloud-based transportation management software platform that connects key stakeholders across the industry lifecycle to positively impact the optimization of global supply chains, in alignment with our Connect and Scale strategy. We believe the acquisition will advance our sustainability strategy by reducing under-utilized carrier capacity and “empty miles” and increase our international footprint and long-term Transportation opportunities.
We also formed a strategic venture fund in 2021 (“Trimble Ventures”). With this fund, we expect to invest up to $200 million in early- to growth-stage companies that can accelerate innovation and effectively bring new solutions to our customers and the industries that we serve and would give us an early, inside look and stake in emerging business and technology solutions. To date, we have invested a total of $20.5 million in early stage companies.
•Sustainability. The global economy is experiencing a fundamental shift toward sustainability driven through broad stakeholder engagement, with a focus on decarbonization. Historically, through delivering productivity and efficiency gains, Trimble products have delivered sustainability for our customers, and we envision more opportunities to deliver expanded carbon reductions and other sustainability benefits, such as water management in agriculture and utilities.
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. As our solutions have expanded, our go-to-market model has also evolved, with a balanced mix between direct, distribution, and OEM customers, as well as an increasing number of enterprise-level customer relationships.
Business Segments and Markets
Our segments are distinguished by the markets they serve. Each segment consists of businesses that are responsible for product development, marketing, sales, strategy, and financial performance. We report our financial performance, including revenue and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation. For further financial information about our segments, see Note 6 “Reporting Segment and Geographic Information” of this report.
Buildings and Infrastructure
The Buildings and Infrastructure segment primarily serves customers working in architecture, engineering, construction, design, asset management, operations, and maintenance. Within this segment, our most substantial product portfolios are focused on building and civil engineering construction, design, capital planning, and asset management.
Building Construction. Our building construction portfolio of solutions for the residential, commercial, and industrial building industry spans the entire lifecycle of a building and is used by construction owners, architects, designers, general contractors, sub-contractors, and engineers. These solutions serve to improve productivity and to enhance data sharing and collaboration across different teams and stakeholders to help keep projects within cost, time, and quality targets. The suite of technologies and solutions we provide to the building industry includes program management solutions for construction owners including software for 3D conceptual design and modeling; BIM software that is used in design, engineering, and construction; enterprise resource planning, project management, and project collaboration for general contractors; and advanced integrated site layout and measurement systems, cost estimating, scheduling, and project controls solutions for contractors. The suite also includes applications for sub-contractors and construction trades such as steel, concrete, and mechanical, electrical and plumbing; project coordination; and capital program planning and management. In addition, our Trimble Connect collaboration platform streamlines customer workflows and enables interoperability between Trimble’s and other providers' solutions. These solutions for the building industry serve to automate, streamline, and transform work processes across the building construction industry. Our solutions provide customer benefits such as reduced costs, reduced waste and re-work, increased worker safety and efficiencies, faster project completion times, improved information flow, better decision making, enhanced quality control, and multiple sustainability benefits for our customers.
During 2022, we announced a number of new developments including: (i) the Trimble Construction Cloud powered by Microsoft Azure, an industry cloud to streamline construction projects by connecting project teams, data, workflows, processes, and stakeholders, further enhancing our Trimble Construction One commercial offering, (ii) the launch of WinEst Essentials, a new cloud-hosted estimating subscription that facilitates an end-to-end workflow for general contractors, (iii) Trimble Connect2Fab, a web-based application within the Trimble Connect collaboration platform that enables a seamless connection between design and fabrication workflows for mechanical, electrical, and plumbing (“MEP”) contractors and the Project MEP solution for greater efficiency, collaboration, and visibility across projects, (iv) the FieldLink MR mixed-reality solution for construction layout and the new Trimble Ri robotic total station for construction layout, and (v) in partnership with the Hilti Group, we announced a data integration between Trimble’s Viewpoint Vista ERP and Hilti’s ON!Track asset management system to streamline tool tracking and job allocation for contractors.
Civil Engineering Construction and Asset Management. Our civil engineering and construction portfolio spans the lifecycle of civil infrastructure assets from feasibility and capital budgeting, to planning and design, to construction, through to long-term operation and maintenance. Our solutions serve the key industry stakeholders including the asset owners or clients, design engineers, consultants, contractors, sub-contractors, and suppliers. Our technological suite is employed across the entire project lifecycle to improve productivity, reduce waste and re-work, including reduced carbon emissions, and enable more informed decision making through enhanced situational awareness, data flow, data-driven insights and decision support, and project collaboration. At the same time, our solutions can improve worker safety and reduce environmental impact. Our suite of integrated solutions and technologies in this area includes field and office software for optimized route selection and design; software for 3D design and data sharing; systems to automatically guide and control construction equipment such as excavators, bulldozers, wheel loaders, motor graders, and paving equipment; systems to monitor, track, and manage assets, equipment, and workers; and software to facilitate the management of the construction process and for sharing and communication of data in real time. Together, these solutions are designed to transform how work is done within the civil construction industry.
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
During 2022, we announced a number of developments, including: (i) the acquisition of B2W Software, a leading provider of estimating and operations solutions for the heavy civil construction industry, (ii) the industry’s first automated horizontal steering control for soil compactors, which represents a step toward our autonomous vision, (iii) the Trimble Roadworks paving control platform for asphalt compactors, which enables operators to accurately control the compaction process, (iv) the availability of additional mixed-fleet systems, including a Trimble Ready factory option for new ABI GmbH piling and drilling machines, and (v) the availability of the Trimble Groundworks machine control system for piling machines as a factory option on Junttan Oy foundation machines.
We sell and distribute our products in the Building and Infrastructure segment through both a direct sales force and global networks of independent dealers with expertise and customer relationships in the respective markets, including SITECH Technology dealers, which serve the civil construction industry, and BuildingPoint dealers, which serve the building construction industry. We also sell many of our software solutions through our own direct sales force, to asset owners and clients, contractors, sub-contractors, and consulting engineers.
Competitors in this segment are typically companies that provide optical, laser, or GNSS positioning products as well as companies that produce software specific to the construction process. As we extend our software and services offerings to cover the full set of construction lifecycle management solutions used by construction owners, designers, and construction companies, we increasingly compete with large established companies that offer similar systems across all industries. We compete principally on the basis of innovation, differentiated products, domain expertise, service, quality, and geographic reach.
Geospatial
The Geospatial segment primarily serves customers working in surveying, engineering, and government. Within this segment, our most substantial product portfolios are focused on surveying and geospatial and geographic information systems (“GIS”).
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
During 2022, we announced a number of new developments, including: (i) the introduction of the scalable and configurable Trimble R780 GNSS Modular Receiver that includes our industry-leading ProPoint engine and tilt technology, (ii) the launch of the newest addition to our scanning portfolio, the Trimble X12 3D laser scanning system, and (iii) the introduction of the Trimble TDC650 handheld data collector for mapping professionals. Additionally, we delivered multiple feature releases in our powerful Trimble Business Center office software, adding productivity gains through improved connectivity, simplicity, and efficiency enhancements for survey and construction professionals.
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
Our precision agriculture products and services consist of guidance and positioning systems, including autonomous steering systems, automated and variable-rate application and technology systems, and information management solutions that enable farmers and their partners to improve crop performance, profitability, and environmental quality. Our precision agriculture solutions can assist farmers throughout every step of their farming process beginning with land preparation and continuing through the planting, nutrient, pest management, water management, and harvesting phases of a crop cycle. We provide manual and automated navigation guidance for tractors and other farm equipment used in spraying, planting, cultivating, and harvesting applications. The benefits to the farmer include faster machine operation, higher yields, and lower consumption of fuel and chemicals, lower carbon footprint, and improved soil health than conventional equipment. In addition, we provide solutions to automate application of pesticide and seeding. Our water solutions help farmers minimize their water costs and distribute water more efficiently and include applications for leveling agricultural fields for irrigation and aligning drainage systems to better manage water flow in fields.
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
During 2022, we announced a number of new developments, including: (i) the acquisition of Bilberry, a selective spray technology company, and (ii) an investment in Sabanto, an autonomous farming-as-a-service company, through Trimble

Ventures. Lastly, we launched our next generation agriculture displays (GFX-1060 and GFX-1260), which provide improved performance and connectivity for in-field operations.
We use multiple distribution approaches to access the mixed fleet agricultural market including independent dealers and direct selling to enterprise accounts. A significant portion of our aftermarket sales have historically been generated through CNH Industrial (“CNH”), which resells our aftermarket products through its dealer network. Moving forward, as part of our Connect and Scale strategy, we will directly manage, and further build out, our independent dealer network to ensure better access, service, and support for our customers. Our aftermarket solutions address both new equipment as well as equipment already in the field, and we will reach customers through these independent dealer partners, who are focused on selling the full portfolio of Trimble-branded precision agriculture solutions. Aligned with this strategy, in February 2023, we gave CNH a 12-month notification that we will no longer supply aftermarket precision agriculture products to CNH for resale through the CNH dealer network. We will continue to supply hardware to CNH for their factory installations. While we do not expect this action to have a material effect on our revenues in 2023, there can be no assurance that our revenue from our independent dealer network will offset the reduction in revenue resulting from our discontinuance of sales of aftermarket products to CNH.
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
The mobility solutions encompass route management, safety and compliance, end-to-end vehicle management, video intelligence, and supply chain communications. The transportation management system serves as a central hub from which the core operations of transportation organizations are managed, data is stored and analyzed, and mission critical business processes are automated. Our enterprise transportation management system automates business processes spanning the entire surface transportation lifecycle for shippers, carriers and intermediaries, delivering visibility, control, and decision support for the intricate relationships and complex processes involved in the movement of freight. Our products also provide truck routing, mileage, and mapping solutions, as well as a voice-guided turn-by-turn navigation solution.
During 2022, we announced a number of new developments, including: (i) the pending acquisition of Transporeon, a leading European cloud-based transportation management software platform, (ii) the launch of the Engage Lane collaborative procurement platform that was developed through our strategic partnership with Procter & Gamble, (iii) commercial availability of our new in-cab platform, Instinct, that improves the driver experience and can support both Trimble and third-party apps, and (iv) significant progress in integrating data and connecting workflows, from our own unique set of capabilities and a growing network of partners, and through the Trimble Transportation Cloud (TTC). Market facing solutions enabled by TTC include Connected Maintenance, Connected Locations, and the previously mentioned Engage Lane.
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
Seasonality of Business
Construction equipment revenue, within our Buildings and Infrastructure segment, historically has been higher in early spring. Our agricultural equipment revenue, within our Resources and Utilities segment, has historically been the highest in the first quarter, followed by the second quarter, reflecting buying in anticipation of the spring planting season in the Northern hemisphere. However, overall, as a company, as a result of diversification of our businesses across segments and the increased impact of software and subscription revenue, we are experiencing less seasonality. Changes in global macroeconomic conditions could also impact the level of seasonality we experience. In 2021 and into 2022, the COVID-19 pandemic disrupted our normal seasonality because of global supply chain constraints and parts and labor shortages.
Manufacturing
We outsource the manufacturing of many of our hardware products to our key contract manufacturing partners that include Jabil and Flex Ltd. Our products are manufactured at their Mexico locations. Our contract manufacturing partners are responsible for significant material procurement, assembly, and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. We also utilize original design manufacturers for some of our products.
We manufacture our optics-based products, as well as some of our GPS products, at our plants in Dayton, Ohio; Danderyd, Sweden; and Salzkotten, Germany. Some of these products or portions of these products are also subcontracted to third parties for assembly.
Our primary design, manufacturing, and distribution sites in Dayton, Ohio; Sunnyvale, California; Danderyd, Sweden; Eindhoven, Netherlands; and Salzkotten, Germany are registered to ISO9001:2015 covering the design, production, distribution, and servicing of our products.
Research and Development and Intellectual Property
We believe that our competitive position is maintained through the development and introduction of new products, including software and services. Trimble delivers digital technologies that enhance the physical world by integrating and connecting industry workflows, stakeholders, and data, while modernizing its interfaces and business models to make it easier for customers to do business. Our platform investments allow us to extend our differentiation in positioning and sensing, modeling, and analytics into emerging industry solutions and to drive ecosystem collaboration across our target industries. This improves our value over the customer lifecycle, while enhancing our leadership in software and services, which already account for over 65% of our R&D investment. Our investments enable us to push the state-of-the-art in key technology areas and to connect other leading technologies to solve customer problems in new and unique ways.
As part of our technology development practices, we actively establish and maintain our intellectual property rights through the use of patents, copyrights, trademarks, and trade secret laws. We hold over 1,000 unique issued and enforceable patents covering key technology areas, including precision GNSS, optical and inertial positioning solutions, artificial intelligence and machine learning, IoT, cloud computing, laser scanning, 3D modeling, point cloud processing, augmented reality, and many others. Our patent portfolio is continuously updated with new patent grants that emerge from our investments in research and development. We actively manage the intellectual property used in the development, operations, and sales of our products and services. We also own numerous trademarks and service marks that contribute to the identity and recognition of Trimble and that of its global products and services.
Environmental, Social, and Governance
We recognize that we are living in a time of increasing urgency for action on sustainability, and we are moving quickly and harnessing our potential to address global challenges. Inspired by our mission—“Transforming the Way the World Works,”—and fueled by the dedication of our employees, we will work to build momentum and strive for continual improvement and measurable progress.
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
Solutions. Our hardware, software, and service solutions empower customers to drive sustainability across our industries for the benefit of people today and future generations. We are committed to ensuring our solutions align with and support the objectives of the 17 United Nations Sustainable Development Goals (“UN SDGs”). Our industry-specific solutions impact the UN SDGs by:
•Greenhouse gas reduction via (i) efficient use of machine time on construction sites, (ii) better construction design to minimize carbon intensive materials and improve asset operations, (iii) improved long-term asset management to extend the life of assets, (iv) more efficient field navigation and utilization of agricultural inputs, and (v) improved capacity utilization and route optimization that reduces fuel use;
•Resource management via (i) protecting and managing critical water assets and infrastructure, (ii) helping minimize scrap, rework, and resource waste, and (iii) managing land, water and inputs through variable rate technology and land forming solutions.

People. Our ambition for a sustainable future is made possible when we celebrate the unique characteristics of our people. At Trimble, we transform how we work together to inspire and engage all employees to achieve their full potential and celebrate their individuality. As further described in the below Human Capital section, we are focused on building a welcoming, diverse, equitable, and inclusive workplace. We are committed to providing every employee with the opportunity to learn, grow, and excel. We believe our diversity makes us stronger and better able to solve complex problems for our customers.
Communities. We strive to contribute to the collective work needed to address the world’s most pressing sustainable development issues through partnering with non-profit organizations and academic institutions who serve communities and society in powerful ways. The Trimble Foundation Fund is a donor-advised fund that focuses its charitable giving across three areas—natural disaster recovery and relief and climate resilience; female education and empowerment; and advancing diversity, equity, and inclusion—while also supporting the philanthropic efforts of our local offices. In addition, we are partnering with educational institutions worldwide to democratize education and to ensure that future industries are accessible, equitable, and sustainable.
Environment. We are committed to decarbonization and a net zero future. We live this commitment within our operations and value chain, which is reflected in our science-based targets. We help impact this transition through our products and services that generate productivity and efficiency gains that can reduce customers’ GHG emissions. In 2022, the Science Based Targets initiative (“SBTi”) approved our near-term science-based emissions reduction targets, which are aligned with requirements to keep warming to 1.5°C, the most ambitious goal of the Paris Agreement. The approved targets are as follows:
•Reduce absolute scopes 1 and 2 GHG emissions by 50 percent by 2030 from a 2019 base year including achieving 100 percent annual sourcing of renewable electricity by 2025;
•Reduce absolute scope 3 GHG emissions (includes emissions from fuel and energy-related activities, business travel, and upstream transportation and distribution) by 50 percent by 2030 from a 2019 base year;
•Commit to partner with 70 percent of our suppliers by emissions covering purchased goods and services and capital goods to set science-based targets by 2026.
Governance. We continue to enhance our sustainability program management and monitoring. Our sustainability team works under the supervision of our executive leadership team, with oversight by the Board of Directors, both of which fortify the governance and decision-making structure, while mitigating elements of risk. We have taken progressive measures to align business accountability with sustainability performance. Executive pay is linked to progress against climate action and diversity goals. We also secured a revolving credit facility that links to our sustainability commitment.
Human Capital
Our culture reflects our guiding principles at work and is fundamental to sustaining our success. That company culture is foundational to a thriving workplace; it is the behaviors and values of leaders and employees that are the foundation to who we are. At Trimble, we value being yourself and thriving together; being intentional and humble; and being curious and solving problems. Our leaders inspire purpose and vision, engage to draw out the best from each other, and strive to achieve meaningful results. This mindset shapes how we treat one another and how we serve our customers, colleagues, and stockholders. These attributes serve as a common foundation across the global organization and also adapt locally to diverse geographic and operational business models. Commitment to these behaviors connects our employees.
In the technology space, intellectual property and know-how derived from employees fosters innovation and serves as a competitive advantage. To continue producing the innovative technologies for which we are known, it is crucial that we continue to attract, engage, develop, and retain top talent. We strive to make Trimble a diverse, equitable, inclusive, and safe workplace and provide opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits, health and wellness programs, and by programs that build connections between our employees and their communities.
At the end of 2022, we employed 11,825 full-time and part-time employees, the overwhelming majority of which were full-time employees. Approximately 48%, 30%, 18%, and 4% of employees reside in North America, Europe, Asia-Pacific, and the rest of the world. Our employees are working in around 200 locations in over 40 countries. Collectively, we speak more than 45 different languages. We believe our diversity makes us stronger and better able to solve complex problems for our customers.
Diversity, Equity, and Inclusion (“DEI”)
We value diversity in our workforce, including various cultures, backgrounds, ages, genders, races and ethnicities, nationalities, sexual orientations, religions, people with different abilities, parents and caregivers, and many other characteristics, knowing that it drives our best thinking. Our focus on diversity starts at the top. Four out of our eleven board members are female or ethnically diverse, and we are making progress to increase global female employees and U.S. ethnically diverse employees in our workforce and in our leadership positions across the company. In 2022, we made progress on many new initiatives focused on infusing diversity, equity, and inclusion in the fabric of our connected culture. Our Vice President of DEI and her core team cascade objectives that are aligned with our Trimble values and multi-year goals, while also encouraging local teams to focus on aspects of diversity that foster meaningful inclusion and belonging. In business reviews, we discuss gender and U.S. ethnicity demographics and inclusion survey score trends for every business within Trimble, as well as region and business-led initiatives that are contributing toward our goals and progress.
We have a number of employee resource networks that enhance our inclusive and diverse culture, including networks that support women, caregivers, Black, Hispanic/Latinx and Indian professionals, veterans, employees with disabilities, and our LGBTQ+ community. We are focused on measuring and increasing gender representation, as well as race and ethnic diversity in high-impact roles such as people leaders, engineering and technical positions, and sales. We have provided increased access to diversity and inclusion educational resources, training, assessments, articles, and other employee forums to help us work together and more effectively across a variety of cultures globally.
We are committed to inspiring and attracting extraordinary and diverse talent. The hiring and retention of top talent is always a strategic priority, and increasingly, a challenging one. In addition, our increasing focus on technologies, such as cloud and autonomy, requires us to compete against leading companies in the technology sector. Colleges and universities remain an important source of talented recruits. We aim to transform and re-invent the way Trimble attracts and hires employees to increase diversity. Initiatives include modifications to our recruiting process to ensure the inclusion of diverse, underrepresented candidates, developing relationships with universities with higher underrepresented student populations, creating diverse talent networks to promote Trimble job opportunities, and increasing networking and referrals with diverse professional organizations.
In 2022, we launched our second Renew Returnship program cohort that provides employment opportunities for those who have taken a break in their careers to look after their families. We built new relationships with the National Society of Black Engineers and became a sponsor to Out & Equal, a non profit organization working on LGBTQ+ workplace equality. We participated in many new national and local diversity career fairs and sponsored engagements focused on increasing gender and race/ethnic diversity in the industries we serve through groups like Transportation and Construction Girl. We also increased our investments in education through new Trimble technology labs at Minority Serving Institutions and the Dr. Gladys West Scholarship Program through the Trimble Foundation, which honors a GPS technology pioneer and woman of color, and we award scholars at three universities serving underrepresented students.
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
We offer market competitive benefit programs (that vary by country/region), which include health and wellness benefits, life insurance and disability benefits, flexible savings accounts, paid time off, parental and family leave, employee support programs, retirement plans, and an employee stock purchase plan. Other benefits include fertility, adoption, and surrogacy education assistance; gender affirmation, family and caregiver support; flexible work schedules; education assistance; and on-site services such as health centers and fitness centers at some sites.
Talent Development
We are committed to providing every employee with the opportunity to learn, grow, and excel in a respectful and collaborative workplace. Part of our people development mission is to create a culture of continuous learning and curiosity. We believe that skills and abilities can be developed through training, relationships, and experiential learning. We launched new career growth and development initiatives in 2022 to empower employees to identify internal job opportunities, skill development resources, and projects to achieve their personal development goals and full potential. We encourage employees to nurture a love of continuous learning and a resilience that is essential for accomplishment.
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
Our Trimble Foundation aligns international philanthropic efforts by giving back to the communities where Trimble does business and helping those in need. We do this by supporting three focus areas, disaster and climate resilience; female education and empowerment; and DEI, as well as by supporting the philanthropic efforts of our local offices.
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
In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. As COVID-related lockdowns subsided, we are supporting employees in transition to return to office and flexible working arrangements.
Available Information
This Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge on our website through investor.trimble.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Financial news and reports and related information about our Company, GAAP to non-GAAP reconciliations, as well as our Sustainability report and DEI report, are also found on this website. Information contained on our website is not part of this report.
In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:
Trimble Inc.
10368 Westmoor Drive, Westminster, CO 80021
Attention: Investor Relations
Telephone: (303) 635-8551
The URLs in this report are intended to be inactive textual references only. They are not intended to be active hyperlinks to websites. The information on such websites, even if it might be accessible through a hyperlink resulting from the URLs or referenced herein, is not and shall not be deemed to be incorporated into this report. No assurance or representation is given as to the suitability or reliability for any purpose whatsoever of any information on such websites.

Information about our Executive Officers
The names, ages, and positions of our executive officers as of February 17, 2023, are as follows:

Name	Age	Position
Steve W. Berglund	71	Executive Chairman
Robert G. Painter	51	President and Chief Executive Officer
David G. Barnes	61	Chief Financial Officer
Ronald J. Bisio	54	Senior Vice President
James A. Kirkland	63	Senior Vice President, General Counsel and Secretary
Peter Large	53	Senior Vice President
Jennifer K. Lin	52	Chief Platform Officer
Darryl R. Matthews	55	Senior Vice President
Julie A. Shepard	65	Chief Accounting Officer
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
Robert G. Painter—Robert Painter became Trimble’s president and chief executive officer in January 2020. From 2016 through 2019, he served as the Company’s chief financial officer. Prior to that, Mr. Painter held a variety of positions in the Company, including vice president of Trimble Buildings construction software, general manager of the Intelligent Construction Tools international joint venture, general manager of Construction Services, and leadership positions in corporate development and corporate strategy. Before joining the Company in 2006, Mr. Painter served in a variety of management and finance positions at Cenveo, Rapt Inc., Bain & Company, Whole Foods Market, and Kraft Foods. Mr. Painter holds a bachelor’s degree in finance from West Virginia University and an MBA from Harvard University.
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
Ronald J. Bisio—Ronald Bisio was appointed senior vice president responsible for Trimble’s transportation sector in July 2022. Prior to that, Mr. Bisio was responsible for Trimble’s surveying and geospatial businesses since April 2015, first as vice president and then as senior vice president as of February 2019. From January 2011 until April 2015, he served as general manager for Trimble’s rail division. He joined Trimble in 1996 and has also held several marketing, sales, and general management positions while at Trimble. Mr. Bisio earned an MBA from the University of Denver, a Master of Regional Planning from the University of Massachusetts, and a Bachelor of Science in Cartography from Salem State University in Salem, Massachusetts.
James A. Kirkland—James Kirkland currently serves as Trimble’s senior vice president, general counsel, and secretary. He joined Trimble as vice president and general counsel in July 2008.  Prior to joining Trimble, he served as general counsel and executive vice president, strategic development at Covad Communications. He also served as senior vice president of spectrum development and general counsel at Clearwire Technologies, Inc. He began his career in 1984 as an associate at Mintz Levin, and in 1992 he was promoted to partner. Mr. Kirkland received a Bachelor of Arts from Georgetown University in Washington, D.C. and a J.D. from Harvard Law School.

Peter Large— Peter Large currently serves as senior vice president responsible for Trimble’s buildings and infrastructure group, which encompasses Trimble’s construction enterprise, civil infrastructure, and owner and public sector businesses. From July 2021 to October 2022, he was senior vice president responsible for civil infrastructure solutions businesses, which includes Trimble’s civil engineering, construction field systems and software, as well as Trimble’s joint ventures with Caterpillar and Hilti. Prior to that, he was vice president responsible for Trimble’s construction field solutions businesses. He was appointed to that position when he rejoined Trimble in December 2020, having earlier served with the Company as described below. Prior to re-joining Trimble, he was a research solutions strategist with Boeing’s Digital Solutions and Analytics business from 2019 to 2020. While pursuing a doctoral degree between 2015 to 2019, he engaged in consulting projects with Inmarsat plc, and was also employed as an executive director of Inmarsat from 2016 until 2018. Between 1996 and 2014, he served in a number of leadership roles at Trimble, including as vice president of channel development; as general manager for the mapping, GIS, and utilities business; and in a variety of product management, marketing, and sales management roles. He began his career in civil engineering with Jackson Group and as a surveyor with Parkman Consulting Engineers. Mr. Large holds an Ed.D. from Oklahoma State University, a Master of Science in Management from the Stanford University Graduate School of Business, a Postgraduate Diploma in Strategy and Innovation from the University of Oxford, and a Bachelor of Science (Honors) in Surveying and Mapping Science from the University of Newcastle Upon Tyne.
Jennifer K. Lin—Jennifer Lin joined Trimble in September 2021 as chief platform officer. Ms. Lin joined Google in 2016 where she served as vice president of product and user experience focused on their cloud services platform roadmap and go-to-market strategy. Prior to Google, she was on the founding team and led product at Contrail Systems, a cloud automation startup that was acquired by Juniper Networks in 2012. Before that, she managed various product teams at Cisco Systems, focused on wireless sensor networks, Internet of Things (IoT), mobility services, and security. Previously, she has led teams in technical, operational and strategic roles at Intel, Merck and a number of Silicon Valley startups. Ms. Lin received a Bachelor of Science in Engineering & Architecture from Princeton University and a Master of Science in Engineering from Stanford University.
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

Item 1A. Risk Factors
RISKS AND UNCERTAINTIES
You should carefully consider the following risk factors, in addition to the other information contained in this report and in any other documents to which we refer you in this report, before purchasing our securities. The risks and uncertainties described below are not the only ones we face.
Risks related to our business
We operate globally and are subject to significant risks in many jurisdictions, and our business, financial condition, and results of operations have been and may continue to be impacted by adverse global and regional economic conditions
We have operations in many countries, and a significant portion of our revenue is derived from countries outside of the United States. As a result, our business, financial condition, and results of operations, including our ability to design, develop, or sell products, may be adversely affected by a number of factors outside of our control, including:
•global and local economic conditions, such as inflation and recession;
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
We have experienced disruption in our supply chain including the effects of COVID-19 and related events, and are subject to ongoing supply chain risks, which could adversely affect our revenue and results of operations
We are dependent upon a limited number of contract manufacturers for the manufacture, testing, and assembly of certain products and specific suppliers for a number of our critical components. These arrangements can generally be terminated with a limited notice. Our current reliance on a limited group of contract manufacturers and suppliers involves risks, including the potential inability to obtain products or components to meet customers’ delivery requirements, reduced control over pricing and delivery schedules and discontinuation of or increased prices for certain components. In the first half of 2022, we have experienced disruption in our supply chain as a result of the effects of COVID-19 and the geopolitical conditions such as the ongoing military conflict between Russia and Ukraine and related events and their impact on our suppliers and on international trade in general, leading to shortfalls in available components we need to make products as well as increased costs to obtain components, to make products, and to transport components and products. The disruptions include extended delivery times for certain components of our hardware products and increased freight costs. These disruptions have had an adverse effect on our ability to meet customer demand and have resulted in delays in shipping products to customers and dealers.
Future disruptions could occur as a result of any number of events, including, but not limited to, inflationary cost increases, increases in wages that drive up prices or labor, the imposition of new regulations, quotas or embargoes on components, a scarcity of, or significant increase in the price of, required components for our products, trade restrictions, tariffs or duties, fluctuations in currency exchange rates, transportation failures affecting the supply chain and shipment of materials and finished goods, third party interference in the integrity of the products sourced through the supply chain, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, military conflicts, geopolitical developments, war or terrorism, and disruptions in utility and other services. Any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble, and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand as well as our results of operations.
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
Changes in our software and subscription businesses may adversely impact our business, financial condition and results of operations
An increasing portion of our revenue is generated through software maintenance and subscription revenue, which includes Software as a Service (“SaaS”) and new subscription services for integrated solutions. Our customers have no obligation to renew their agreements for our software maintenance or subscription services after the expiration of their initial contract period, which typically ranges from one to three years. This shift reflects both an increasing use of subscription models for new products, and a transition for some existing products from perpetual license sales and distribution in favor of SaaS or other subscription offerings.
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
We continually re-evaluate our software licensing programs and subscription programs, including specific license models, delivery methods, and terms and conditions. Changes to our licensing programs and subscription programs, including the introduction of new subscription services for integrated solutions that include hardware, the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, and promotions, could impact the timing of the recognition of revenue for our products, and adversely affect our cash flow, business, financial condition, and results of operations.
We may not be able to enter into or maintain important alliances and distribution relationships
We believe that in certain business opportunities, our success will depend on our ability to form and maintain alliances with industry participants. Our failure to form and maintain such alliances, or the preemption or disruption of such alliances by actions of competitors, could adversely affect our ability to sell our products to customers. Our relationships with substantial industry participants such as Caterpillar, Nikon, and Hilti are complex and multifaceted and are likely to evolve over time based upon the changing business needs and objectives of the parties.
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
Disruption of dealer coverage within specific geographic or end-user markets could cause difficulties in marketing, selling, or servicing our products and have an adverse effect on our business, financial condition, and results of operations. We utilize dealer networks, including those affiliated with Caterpillar and CNH to market, sell, and service many of our products. Dealers who carry products that compete with our products may focus their inventory purchases and sales efforts on goods provided by competitors due to industry demand or profitability. Such sourcing decisions can adversely impact our business, financial condition, and results of operations.
A significant portion of our aftermarket sales have historically been generated through CNH, which resells our aftermarket products through its dealer network. Moving forward, as part of our Connect and Scale strategy, we will directly manage, and further build out, our independent dealer network to ensure better access, service, and support for our customers. Our aftermarket solutions address both new equipment as well as equipment already in the field, and we will reach customers through these independent dealer partners, who are focused on selling the full portfolio of Trimble-branded precision agriculture solutions. Aligned with this strategy, in February 2023, we gave CNH a 12-month notification that we will no longer be supplying aftermarket precision agriculture products to CNH for resale through the CNH dealer network. We will continue to supply hardware to CNH for their factory installations. While we do not expect this action to have a material effect on our revenues in 2023, there can be no assurance that our revenue from our independent dealer network will offset the reduction in revenue resulting from our discontinuance of sales of aftermarket products to CNH. Evolution of our respective business strategies and diversification of product portfolios may lead to increased competition with our other strategic allies, placing additional pressure on these relationships. Since these strategic relationships contribute to significant ongoing business in certain of our important markets, changes in these relationships could adversely affect our sales.
Investing in and integrating new acquisitions or divesting businesses could be costly, place a significant strain on our management systems and resources, or fail to deliver expected outcomes, which could adversely impact our business, financial conditions, and results of operations
We typically acquire a number of businesses each year and we intend to continue to acquire other businesses. Acquisitions entail numerous risks, including:
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
In December 2022, we signed a definitive agreement to acquire Transporeon, a leading European cloud-based transportation management software platform. The acquisition is expected to close in the first half of 2023. We may not complete the acquisition of Transporeon within the time frame we anticipate or at all. The completion of the acquisition of Transporeon is subject to certain closing conditions, including the receipt of merger control clearances in Austria, Germany, and Poland. The failure to satisfy all the required conditions could delay or even prevent the acquisition from occurring at all. If we consummate the acquisition of Transporeon, there is a risk that the desired benefits of the acquisition may not be fully realized or that we may fail to integrate the acquired assets as expected, which may negatively impact our business, financial condition, and results of operations.
From time to time we have divested businesses, and we expect to do so in the future. Any such divestiture may result in:
•a disruption of our business;
•reduced synergies, including the loss of scale or key employees;
•impairment of customer relationships; and
•reductions in the breadth of our product offerings.
Divestitures may adversely impact our results if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested products or businesses, or mitigate overhead costs allocated to those businesses. We could also experience higher than expected transaction costs and business sale losses, which may adversely affect our business, financial condition, and results of operations.
We face substantial competition in our markets, which could decrease our revenue and growth rates or impair our business, financial condition, and results of operations
Our markets are highly competitive, and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the effectiveness of our distribution channel and direct sales force, the level of customer service, the development of new technology, and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GNSS, software, optical, and laser suppliers, and competition may intensify from various larger U.S. and non-U.S. competitors and new market entrants, particularly from markets such as China. Our products, which commonly use GNSS for basic location information, may be subject to competition from alternative location technologies such as simultaneous location and mapping technology. In our software and subscription services businesses, we face competition from a group of large, well-established companies, particularly in the areas of design, enterprise resource planning (“ERP”), and collaboration and project management solutions. Our integrated hardware and software products may be subject to increasing competition from mass market devices such as smartphones and tablets used in conjunction with relatively inexpensive applications, which have not been heavily used for commercial applications in the past.

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
If we are unable to attract and retain qualified personnel, our business, financial condition, and results of operations could be harmed
Our continued success depends, in part, on our ability to hire and retain qualified personnel and to advance our corporate strategy, and preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers, including in areas of technology such as GNSS, software programming, information systems, and data analytics. In addition, to increase revenues, we will be required to increase the size and productivity of our sales and channel management groups. Competition for qualified employees in our major locations is intense. The COVID-19 pandemic has also heavily impacted the environment for attracting and managing employees, and our failure to successfully manage these changes and navigate transitions such as return to office could harm our ability to attract and retain the best talent. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople, and key executive management, could disrupt our development efforts, sales results, business relationships, and our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our business, financial condition, and results of operations. In addition, any future reductions in force or other restructuring intended to improve operational efficiencies and operating costs, may adversely affect our ability to attract and retain qualified personnel.
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

Our internal and customer-facing systems, and systems of third parties we rely upon, may be subject to cybersecurity breaches, disruptions, or delays
A cybersecurity incident in our own systems or the systems of our third-party providers may compromise the confidentiality, integrity, or availability of our own internal data, the availability of our products and websites designed to support our customers, or our customer data. Computer hackers, foreign governments, cybercriminals, or cyber terrorists may attempt to or succeed in penetrating our network security and our website. Additionally, due to geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine, we and our third-party vendors may be vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state actors or affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our products and services. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third-party providers, or other misconduct. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data.
We have experienced security breaches in the past, and despite our efforts to maintain the security and integrity of our systems, it is impossible to eliminate this risk. Because the techniques used by computer hackers who may attempt to penetrate and sabotage our network security or our website change frequently, they may take advantage of weaknesses in third party technology or standards of which we are unaware or that we do not control and may not be recognized until after they have been launched against a target. We may be unable to anticipate or counter these techniques. It is also possible that unauthorized access to customer data or confidential information may be obtained through inadequate use of security controls by customers, vendors, or business partners. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement, and maintain. Such efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and may limit the functionality of, or otherwise adversely impact our service offering and systems. A cybersecurity incident affecting our systems may also result in theft of our intellectual property, proprietary data, or trade secrets, which would compromise our competitive position, reputation, and operating results. We also may be required to notify regulators about any actual or perceived personal data breach (including the EU Lead Data Protection Authority) as well as the individuals who are affected by the incident within strict time periods.
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
Many of our offerings are increasingly focused on software and subscription services. The software industry is characterized by rapidly changing customer preferences, which require us to address multiple delivery platforms, new mobile devices, and cloud computing. Lifecycles of software products can be short, and this can exacerbate the risks associated with developing new products. The introduction of third party solutions embodying new, disruptive technologies and the emergence of new industry standards could make our existing and future software solutions and other products obsolete or non-competitive. If we are not able to develop software and other solutions that address the increasingly sophisticated needs of our customers, or if we are unable to adapt to new platforms, technologies, or new industry standards that impact our markets, our ability to retain or increase market share, business, financial condition, and results of operations could be adversely affected.
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
We also incorporate open-source software into our products. Although we monitor our use of open-source software, the terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to market or sell our products or to develop new products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to disclose and offer royalty-free licenses in connection with our own source code, to re-engineer our products, or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, financial condition, and results of operations.
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
Many of our products rely on GNSS technology, GPS and other satellite systems, which may become degraded or inoperable and result in lost revenue
GNSS technology, GPS satellites, and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible intentional disruption. Many of the GPS satellites currently in orbit were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of operational satellites in orbit, some have been in operation for much longer. Repair of damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites below the 24-satellite standard established for GPS may impair the utility of the GPS system and the growth of current and additional market opportunities. In addition, software updates to GPS satellites and ground control segments, and infrequent known events such as GPS week number rollover, may adversely affect our products and customers. We depend on public access to open technical specifications in advance of system updates to mitigate these problems, which may not be available or complete.
We are dependent on continued operation of GPS, the principal GNSS currently in operation. The GPS constellation is operated by the U. S. Government, which is committed to maintenance and improvement of GPS. If supporting policies were to change, or if user fees were imposed, it could have an adverse effect on our business, financial condition, and results of operations.
Many of our products also use signals from systems that augment GPS, such as the Wide Area Augmentation System and National Differential GPS System, and satellites transmitting signal corrections data on mobile satellite services frequencies utilized by our RTX corrections services. Some of these augmentation systems are operated by the U.S. government and rely on continued funding and maintenance of these systems. Any curtailment of the operating capability of these systems or limitations on access to, or use of the signals, or discontinuance of service could result in degradation of our services or product performance, with an adverse effect on our business, financial condition, and results of operations.
Many of our products use satellite signals available globally from the Russian GLONASS, China’s BeiDou, and the European Galileo GNSS Systems. Other countries have developed regional GNSS systems, such as India’s NavIC and Japan's QZSS, which we support in some products. National or European authorities may provide preferential access to signals to companies associated with their markets, including our competitors, which could harm our competitive position. Geopolitical tensions between the United States and Russia and China could also result in the restriction of our usage of such satellite signals. Use of non-U.S. GNSS signals are also subject to FCC waiver requirements and to restrictions based upon international trade or geopolitical considerations. If we are unable to develop timely and competitive commercial products using these systems, or obtain timely and equal access to service signals, this could result in lost revenue.

Regulatory risks
We face risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations
These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, and laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and other anti-corruption laws, that have been the subject of a substantial increase in global enforcement. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold or that require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions or conditions on the conduct of our business. Any such violations could include prohibitions or conditions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, financial conditions, and results of operations.
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
We are subject to evolving and potentially conflicting privacy laws in the United States and other jurisdictions, which could adversely impact our business and require that we incur substantial costs
Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to unclear or potentially differing interpretations, and various U.S. federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. In Europe, conflicting privacy policies are being pursued by the Commission, legislators and enforcement agencies. New privacy laws may lack clarity and depend on regulators implementing further rules and guidance, which are often significantly delayed, such as in Brazil, China and the European Union. Some countries are considering or have passed legislation that requires local storage and processing of data, including geospatial data, which could impact our ability to deliver cloud-based solutions in an efficient manner. The U.S. and European Union continue to pursue agreement on the governing basis for data transfers from the EU to the U.S. but have not yet adopted the EU-U.S. Data Privacy Framework. International transfers of personal data present ongoing compliance challenges and complicate our business transactions and operations. In addition, the California Consumer Privacy Act (the “CCPA”), which took effect in January 2020, was amended by the California Privacy Rights Act (“the “CPRA”) and took full effect in January 2023, with enforcement to begin on July 1, 2023. The CCPA and CPRA, among other things, give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. Other U.S. states and the U.S. Congress have introduced, and some states like Virginia, Colorado, Connecticut and Utah have enacted, data privacy legislation, which may impact our business. Such legislation, amendments and revisions to existing data privacy legislation, and other developments impacting data privacy and data protection may contain unclear and conflicting requirements, and may require us to modify our data processing practices and policies, increase the complexity of providing our products and services, and cause us to incur substantial costs in an effort to comply. Failure to comply may lead to significant fines and business interruption.
We are subject to the impact of governmental and other certifications processes and regulations, which could adversely affect our products and our business
We market many products that are subject to governmental regulations and certifications before they can be sold. The European Union increasingly regulates the use of our products on agriculture, construction, and other types of machinery. As we develop and enhance features which support automated and autonomous operation of our products, we are increasingly subject to functional safety regulation. Conformité Européenne (CE) certification is required for GNSS receivers and data communications products, which must also conform to the European harmonized GNSS receiver requirements and the radio equipment directive to be sold in the European community. In the future, the U.S., European, or other governmental authorities may propose GPS receiver testing and certification for compliance with published GPS signal interface or other specifications. Governmental authorities may also propose other forms of GPS receiver performance standards, which may limit design alternatives, hamper product innovation, or impose additional costs. Some of our products that use integrated radio communication technology require product type certification and some products require an end user to obtain licensing from the

FCC and other national authorities for frequency-band usage. Compliance with evolving product regulations in our major markets could require that we redesign our products, cease selling products in certain markets, and increase our costs of product development. An inability to obtain required certifications in a timely manner could adversely affect our ability to bring our products to market and harm our customer relationships. Failure to comply with evolving requirements could result in fines and limitations on sales of our products.
Financial and tax risks
Our debt could adversely affect our cash flow and prevent us from fulfilling our financial obligations
At the end of 2022, our total debt was $1.5 billion, of which $1.3 billion was senior notes. When our senior notes mature, we will have to utilize significant resources to repay these senior notes or seek to refinance them. If we decide to refinance the senior notes, we may be required to do so on different or less favorable terms, or we may be unable to refinance the senior notes at all, both of which may adversely affect our business, financial condition, and results of operation. Any downgrade by credit rating agencies could adversely affect our cost of borrowing, limit our access to the capital markets, or result in more restrictive covenants in future debt agreements.
In December 2022, in connection with our pending acquisition of Transporeon, we arranged to incur substantial new debt obligations including those arising under the following:
•a term loan credit agreement providing for an unsecured delayed draw term loan facility in the aggregate principal amount of $1.0 billion, comprised of commitments for a 3-year tranche in the amount of $500.0 million and a 5-year tranche in the amount of $500.0 million, and
•an amendment to our 2022 Credit Facility that made $600.0 million of the existing commitments under the Facility available for the pending acquisition of Transporeon and that increases our maximum permitted leverage ratio following the closing of the acquisition.
Prior to arranging the above two transactions, we had entered into a 364-day bridge facility commitment letter (the “Bridge Facility”) that provided for up to €1.88 billion of commitments for term loans to fund our acquisition of Transporeon. The Bridge Facility was subsequently reduced to €500 million by the term loan credit agreement and the amended 2022 Credit Facility.
Because of the additional outstanding indebtedness we have and expect to incur, we have temporarily discontinued share repurchases.
Our outstanding indebtedness, including the substantial indebtedness we plan to incur in connection with the pending acquisition of Transporeon, could have other important consequences, such as:
•decreasing our business flexibility, limiting access to capital, and/or increasing our borrowing costs;
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
Significant increases in our level of indebtedness could impact the ratings assigned to our debt securities by rating organizations, which in turn would increase the interest rates and fees that we pay in connection with our indebtedness.

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
The Organization of Economic Cooperation and Development (“OECD”) introduced and member countries agreed to a framework that imposes a minimum tax of 15% to certain multinational enterprises. We will continue to monitor and assess how this may impact our financial results when implemented.
We are currently in various stages of multiple year examinations by state and foreign taxing authorities. If taxing authorities of any jurisdiction were to successfully challenge a material tax position, we could become subject to higher taxes and our earnings could be adversely affected.
We may be affected by fluctuations in currency exchange rates
Over half of our revenue is derived from sales to customers outside of the U.S. We are potentially exposed to adverse as well as beneficial movements in currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euro. Additionally, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support, and research and development, are denominated in foreign currencies, primarily the Euro. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses, procurement of raw materials from sources outside the U.S., and overseas capital expenditures. We also conduct certain investing and financing activities in local currencies. Our foreign exchange forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements; therefore, changes in exchange rates could harm our business, financial condition, and results of operations.
Risks related to ownership of our stock
The volatility of our stock price could adversely affect an investment in our common stock
The market price of our common stock has been, and may continue to be, highly volatile. During 2022, our stock price ranged from $47.52 to $88.06. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:
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
•political, economic, or social uncertainty, such as the ongoing military conflict between Russia and Ukraine;
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
Our annual and quarterly performance may fluctuate, which could adversely impact our financial condition, results of operations, and stock price
Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:
•changes in market demand;
•competitive market conditions;
•supply chain disruptions;
•the amount of inventory that our dealer networks carry;
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
Seasonal variations in demand for our products may also affect our quarterly results. Construction equipment revenue has historically been the highest in early spring. Our agricultural equipment revenue has historically been the highest in the first quarter, followed by the second quarter, reflecting buying in anticipation of the spring planting season in the Northern hemisphere. If we do not accurately forecast seasonal demand, we may be left with unsold inventory or have a shortage of inventory, which could adversely impact our business, financial conditions, and results of operations.
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
General risk factors
We have claims and lawsuits against us that may result in adverse outcomes
We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct business. Litigation and other claims are subject to inherent uncertainties and the outcomes can be difficult to predict. Management may not adequately reserve for a contingent liability, or may suffer unforeseen liabilities, which could then impact the results of a financial period. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable which, if not expected, could harm our business, financial condition, and results of operations.
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
Geopolitical risks, resulting from the Russia and Ukraine conflict, could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations
The uncertain nature, magnitude, and duration of hostilities stemming from the ongoing military conflict between Russia and Ukraine, including effects of sanctions on the world economy and markets, possible retaliatory cyber-attacks, and supply chain disruptions, have contributed to increased market volatility and uncertainty, and could have an adverse impact on our business and could amplify the existing supply chain challenges we faced. As a result of the ongoing military conflict in Ukraine, the United States, the United Kingdom, and the European Union governments, among others, implemented a series of sanctions packages against Russia. The sanctions have contributed to supply chain disruptions, higher commodity prices, higher oil and natural gas price, and a slowdown in global economic growth. It is not possible to predict the broader consequences of the conflict, which could include further sanctions; embargoes; regional instability; geopolitical shifts and adverse effects on macroeconomic conditions; the availability and cost of raw materials, supplies, freight, and labor; currency exchange rates; our suppliers, customers, and potential consumer demand for our products; and financial markets, all of which could impact our business, financial condition, and results of operations.
In December 2022, we entered a definitive agreement to acquire Transporeon, a leading cloud-based transportation management software platform that is headquartered in Germany and has operations in Russia and Ukraine. If the acquisition closes as expected, it is possible that the ongoing military conflict in Ukraine or related sanctions may limit the usage of Transporeon products, disrupt our employees (both within and outside of Ukraine, including nearby regions such as Poland), negatively impact the productivity of affected employees, or lead to claims against us for failure to fulfill our contractual obligations.
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
For example, we have elected to share publicly our commitments and ongoing efforts in our Sustainability Report, where we address the importance of ESG matters to our stakeholders and our Company. Our business may face increased scrutiny related to these activities, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, growth, business, financial condition, and results of operations.
Climate change may have an impact on our business
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. The 2021 wildfires in Colorado occurred in close proximity to our headquarters in Westminster, Colorado. Our California office has historically experienced, and is projected to continue to experience, climate-related events at an increasing frequency including drought, heat waves, wildfires including resultant air quality impacts, flooding, and power shutoffs associated with wildfire prevention and flooding. Furthermore, it is more difficult to mitigate the impact of these events on our employees while they work from home. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations.
Environmental, social, and governance matters and related reporting obligations may cause us to incur additional expenses or adversely impact our business or reputation
U.S. and international regulators, investors, and other stakeholders are increasingly focused on ESG matters. New domestic and international laws and regulations relating to ESG matters, including human capital, diversity, sustainability, climate change, and cybersecurity are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. We communicate certain ESG-related initiatives, goals, and/or and other matters in our annual Sustainability Report, on our website, in our filings with the SEC, and elsewhere. For example, in 2022, we established science-based targets for Scope 1, 2, and 3 greenhouse gas emissions, certain commitments on sourcing renewable energy, and certain commitments to partner with suppliers that have announced their own science-based targets. Implementation of our goals and targets may require capital improvements. Our ability to achieve any stated commitment, goal, target, or objective is subject to many factors and conditions, some of which are outside of our control, including the pace of changes in technology and the cooperation and/or availability of suppliers that can meet our sustainability standards. If we fail to achieve, are perceived to have failed or been delayed in achieving, or improperly report our progress toward achieving our publicly stated goals and commitments or compliance with U.S. and international ESG laws and regulations, our business reputation and our financial condition, and results of operations may be negatively impacted.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Westminster, Colorado where we own approximately 250 thousand square feet. We also currently own approximately 500 thousand square feet in Dayton, Ohio. These facilities are used by all reporting segments. For financial information regarding leases, refer to Note 8 “Leases” of this report.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Company Stock Performance
Our common stock trades on NASDAQ under the symbol “TRMB.” The following graph compares the cumulative five-year total return provided stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index, the S&P 500 Information Technology Index, and the S&P 500 Industrials Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2017, and its relative performance is tracked through December 31, 2022.
Stock Repurchase Program
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
There were no purchases of equity securities in the fourth quarter of 2022. During 2022, we repurchased approximately 6.0 million shares of common stock in open market purchases under the 2021 Stock Repurchase Programs, at an average price of $65.90 per share, for a total of $394.7 million. At the end of 2022, the 2021 Stock Repurchase Program had remaining authorized funds of $215.3 million.
Our pending acquisition of Transporeon, for a cash purchase price of €1.88 billion or $2.0 billion, will be funded through a combination of cash on hand and debt and is expected to occur in the first half of 2023. Because of the additional outstanding indebtedness we have and expect to incur in connection with the pending acquisition, we have temporarily discontinued share repurchases.
As of February 14, 2023, there were approximately 506 holders of record of our common stock.
Dividend Policy
We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this report. At this time, we intend to retain future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under “Risks Factors.” This section of this report generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this report can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K, for the year ended December 31, 2021.
EXECUTIVE LEVEL OVERVIEW
We are a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Our comprehensive work process solutions are used across a range of industries including architecture, building construction, civil engineering, geospatial, survey and mapping, agriculture, natural resources, utilities, transportation, and government. Our representative customers include construction owners, contractors, engineering and construction firms, surveying companies, farmers and agricultural companies, energy and utility companies, trucking companies, and state, federal, and municipal governments. Further information on our business is presented in Part I, Item 1, “Business” of this report.
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
•Strategic acquisitions and venture fund investments; and
•Sustainability.
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue contracts, as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $1,603.7 million, which represents growth of 14% year-over-year at the end of 2022. ARR organic growth was 16%. This shift towards recurring revenue has positively impacted our revenue mix and growth over time and is leading to improved visibility in our businesses. As our solutions have expanded, our go-to-market model has also evolved with a balanced mix between direct, distribution, and OEM customers as well as an increasing number of enterprise level customer relationships.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we refer to organic revenue growth, which is a non-GAAP measure. For a full definition of ARR, organic ARR, and organic revenue growth as used in this discussion and analysis, refer to the “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” found later in this Item 7.
Impact of Recent Events on Our Business
Macroeconomic conditions, including geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine and related sanctions, exchange rate and interest rate volatility, and inflationary pressures, will continue to evolve globally. In the second half of 2022, our organic hardware sales growth and bookings moderated from slowing demand in some of our end markets served by our dealer channels and also from dealer inventories moving towards lower levels due to improved product lead times and macroeconomic concerns. The greatest impact was a decline in Europe where the impacts of foreign currency exchange rates, the ongoing military conflict in Ukraine, and energy inflation were the greatest.
Supply Chain
Over the past year, we experienced inflationary cost increases for certain components of our hardware products due to supply chain disruptions resulting from parts and labor shortages and an increase in worldwide demand for components. In response, we increased customer pricing to offset inflationary pressures. In the second half of 2022, these cost pressures lessened as component supply became more readily available. We expect these cost pressures will continue to diminish over time as supply chain conditions continue to normalize. Additionally, over the past year, due to extended component lead times, we made binding commitments over a longer horizon for certain components. This has impacted our working capital in the short term; however, we expect supply dynamics and customer demand to normalize over time.

Foreign Currency Fluctuations
We generate over half of our revenue from sales to customers outside of the U.S. In 2022, due to the strengthening of the U.S. dollar, year-over-year unfavorable foreign currency impacts on revenue and operating income were $114.1 million or 4% and $26.0 million or 5%.
Interest Rates Fluctuations
The global inflation rate has risen sharply, and interest rates are rising in an effort to curb inflation. In addition to the negative impact macroeconomic conditions have had on our sales, we may experience higher borrowing costs on existing variable rate debt and future debt issuances, including financing related to the pending acquisition of Transporeon.
Ongoing Military Conflict in Ukraine
We are monitoring and responding to effects of the ongoing military conflict in Ukraine. In the first quarter of 2022, we stopped selling to Russia and Belarus customers and wrote off uncollected customer receivables and inventory located in these countries, which was not material to our consolidated financial statements. Total revenue associated with Russia and Belarus customers, either sold directly or indirectly through resellers or OEMs, was less than 2% of our total Company revenue for 2021. We are focused on providing products and support to non-sanctioned Ukrainian customers and contributing to relief efforts.
Acquisitions and Divestitures
We acquire businesses that align with our long-term growth strategies including our strategic product roadmap and, conversely, we divest certain business that no longer fit those strategies.
In December 2022, we signed a definitive agreement to acquire Transporeon in an all-cash transaction valued at approximately €1.88 billion or $2.0 billion. Transporeon, a Germany-based company, is a leading cloud-based transportation management software platform that connects key stakeholders across the industry lifecycle to positively impact the optimization of global supply chains, in alignment with our Connect and Scale strategy. We believe the acquisition will advance our sustainability strategy by reducing under-utilized carrier capacity and “empty miles” and increase our international footprint and long-term Transportation opportunities. The acquisition will be funded through a combination of cash on hand and debt. We expect this acquisition to close in the first half of 2023, subject to customary closing conditions including the receipt of merger control clearances in Austria, Germany, and Poland. Transporeon will be reported in our Transportation segment.
In 2022, we acquired two businesses, with total purchase consideration of $379.5 million. In the aggregate, the acquired businesses contributed less than 1% of our total revenue during 2022.
In 2022, we divested six businesses with total proceeds of $226.3 million. For 2021, the revenue and operating income for these divested businesses were approximately $201.7 million and $33.0 million.
For additional discussion of acquisitions and divestitures, refer to Note 3 “Acquisitions and Divestitures” of this report.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue, costs of sales, operating expenses, and related disclosures. We consider the accounting polices described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies. Our accounting policies are more fully described in Note 1 “Description of Business and Accounting Policies” of this report.
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
Judgment is required to determine stand-alone selling price (“SSP”) for each performance obligation. We use a range of amounts to estimate SSP when products and services are sold separately and determine whether there is a discount to be allocated based on the relative SSP of the various products and services.  In instances where SSP is not directly observable, we determine SSP using information that may include market conditions and other observable inputs.

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
Business Combinations and Valuation of Goodwill and Purchased Intangible Assets
For business combinations, we allocate the purchase consideration to the assets acquired, liabilities assumed, and any noncontrolling interest based on their fair values at the acquisition date. When determining the fair values, we make significant estimates and assumptions, especially concerning intangible assets. Critical estimates when valuing intangible assets include expected future cash flows based on consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Any purchase consideration in excess of the fair values of the net assets acquired is recorded as goodwill.
We evaluate goodwill on an annual basis in our fourth quarter or more frequently if indicators of potential impairment exist. To determine whether goodwill is impaired, we first assess qualitative factors. Qualitative factors include but are not limited to macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, or other relevant company-specific events. If it is determined more likely than not that the fair value of a goodwill reporting unit is less than its carrying amount, we perform a quantitative analysis. Alternatively, we may bypass the qualitative assessment and perform a quantitative impairment test.
When performing a quantitative approach, we compare the reporting unit’s carrying amount, including goodwill, to the reporting unit's fair value. The estimation of a reporting unit's fair value involves using estimates and assumptions, including expected future operating performance using risk-adjusted discount rates. If the reporting unit's carrying amount exceeds its fair value, an impairment loss is recognized.
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

RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	2022	2021	Dollar Change	% Change
(In millions)
Revenue:
Product	$2,152.0	$2,247.5	$(95.5)	(4)%
Service	641.3	649.4	(8.1)	(1)%
Subscription	883.0	762.2	120.8	16%
Total revenue	$3,676.3	$3,659.1	$17.2	—%
Gross margin	2,105.6	2,034.7	70.9	3%
Gross margin as a % of revenue	57.3%	55.6%
Operating income	510.9	561.0	(50.1)	(9)%
Operating income as a % of revenue	13.9%	15.3%
Diluted earnings per share	$1.80	$1.94	$(0.14)	(7)%

Non-GAAP revenue (1)	$3,676.3	$3,659.4	$16.9	—%
Non-GAAP operating income (1)	841.5	857.0	(15.5)	(2)%
Non-GAAP operating income as a % of Non-GAAP revenue (1)	22.9%	23.4%
Non-GAAP diluted earnings per share (1)	$2.64	$2.66	$(0.02)	(1)%

Annualized Recurring Revenue (“ARR”) (1)	$1,603.7	$1,409.1	$194.6	14%
(1)    Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this report for definitions.
Basis of Presentation
We use a 52–53 week fiscal year ending on the Friday nearest to December 31, which for 2022 was December 30, 2022. Both 2022 and 2021 were 52–week years.
Year 2022 Compared with Year 2021
Revenue

2022
Change versus 2021	% Change

Change in total revenue	—%
Acquisitions	1%
Divestitures	(4)%
Foreign currency exchange	(4)%
Organic revenue growth - total revenue	7%
Although organic revenue increased for fiscal 2022, it decelerated in the second half of the year due to slowing demand in some of our end markets and reductions in dealer inventory levels as a result of improved product lead times and macroeconomic concerns. Additionally, Geospatial had unusually strong hardware sales in the previous year. Throughout the year, software and subscription sales were strong in buildings businesses in Buildings and Infrastructure, and to a lesser extent, positioning services in Resources and Utilities and Transportation enterprise business, as evidenced by organic ARR growth of 16%.

2022
Change versus 2021	% Change

Change in product revenue	(4)%
Acquisitions	—%
Divestitures	(5)%
Foreign currency exchange	(3)%
Organic revenue growth - product revenue	4%

Change in service revenue	(1)%
Acquisitions	4%
Divestitures	(1)%
Foreign currency exchange	(4)%
Organic revenue growth - service revenue	—%

Change in subscription revenue	16%
Acquisitions	1%
Divestitures	(2)%
Foreign currency exchange	(2)%
Organic revenue growth - subscription revenue	19%
Organic product revenue increased due to term license software growth throughout the year, as well as stronger hardware and related software sales in the first half of the year. In the second half of the year, slowing demand for our hardware and related software products impacted sales in Buildings and Infrastructure, Geospatial, and Resources and Utilities. Organic service revenue was relatively flat. Organic subscription revenue increased primarily due to strong growth in Buildings and Infrastructure and, to a lesser extent, in Resources and Utilities, Transportation, and Geospatial.
During 2022, sales to customers in North America represented 53%; Europe represented 28%; Asia Pacific represented 11%; and the rest of world represented 8% of our total revenue.
No single customer accounted for 10% or more of our total revenue or accounts receivable in 2022 and 2021.
Gross Margin
Gross margins varied due to several factors including product mix, customer pricing, distribution channel, and product costs.
Gross margin increased primarily due to organic revenue growth in Buildings and Infrastructure and Resources and Utilities, partially offset by divestitures and unfavorable foreign currency. Gross margin as a percentage of total revenue increased due to an increased mix of software and subscription sales, price increases, and to a lesser extent, divestitures of lower margin hardware centric businesses.
Operating Income
Operating income decreased primarily due to divestitures and unfavorable foreign currency, partially offset by organic revenue and gross margin expansion. Additionally, operating expense increased due to investments related to our Connect and Scale strategy and increased sales and marketing costs primarily related to trade shows and increased travel. Other contributors to increased operating expense included restructuring costs, charitable donations, and higher acquisition and divestiture transaction costs partially offset by a reduction in incentive compensation.
Operating income as a percentage of revenue decreased primarily due to increased operating expense, partially offset by increased gross margin as a percentage of revenue.

Research and Development, Sales and Marketing, and General and Administrative Expenses
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

	2022	2021	Dollar Change	% Change
(In millions)
Research and development	$542.1	$536.6	$5.5	1%
Percentage of revenue	14.7%	14.7%
Sales and marketing	553.6	506.8	46.8	9%
Percentage of revenue	15.1%	13.9%
General and administrative	422.2	369.1	53.1	14%
Percentage of revenue	11.5%	10.1%
Total	$1,517.9	$1,412.5	$105.4	7%
R&D expense increased primarily due to slightly higher compensation expense and the impact of acquisitions, partially offset by favorable foreign currency and divestitures. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased primarily due to higher compensation expense, including commissions, higher marketing costs including trade shows, higher travel expenses, and the impact of acquisitions. These increases were partially offset by favorable foreign currency and divestitures.
G&A expense increased primarily due to investments related to our Connect and Scale strategy, charitable donations to the Trimble Foundation, and acquisition and divestiture transaction costs. These increases were partially offset by a reduction in incentive compensation, favorable foreign currency, and divestitures.
Amortization of Purchased Intangible Assets
The following table shows amortization of purchased intangible assets for the periods indicated:

	2022	2021	Dollar Change	% Change
(In millions)
Cost of sales	$85.0	$87.7	$(2.7)	(3)%
Operating expenses	46.6	50.9	(4.3)	(8)%
Total amortization expense of purchased intangibles	$131.6	$138.6	$(7.0)	(5)%
Total amortization expense of purchased intangibles as a percentage of revenue	4%	4%
In 2022, total amortization of purchased intangibles decreased primarily due to the expiration of prior years’ acquisition amortization.
Non-Operating Income, Net
The following table shows non-operating income, net for the periods indicated:

	2022	2021	Dollar Change	% Change
(In millions)
Divestitures gain, net	$99.0	$41.4	$57.6	139%
Interest expense, net	(71.1)	(65.4)	(5.7)	9%
Income from equity method investments, net	31.1	37.7	(6.6)	(18)%
Other expense, net	(0.8)	(0.1)	(0.7)	700%
Total non-operating income, net	$58.2	$13.6	$44.6	328%
In 2022, non-operating income increased primarily due to higher gains from divestitures, partially offset by lower joint-venture profitability, higher interest expense due to Bridge Facility fees, and fluctuations in deferred compensation plan assets included in Other expense, net.

Income Tax Provision
Our effective income tax rates for 2022 and 2021 were 21.0% and 14.2%. The effective income tax rate in 2022 increased compared to 2021 primarily due to a one-time tax benefit recorded in 2021 related to the revaluation of the Netherlands deferred tax assets mentioned below and lower stock-based compensation deductions during 2022.
In December 2021, due to a change in the Netherlands tax law, the statutory tax rate was increased from 25.0% to 25.8% effective January 1, 2022. As a result, we recorded a one-time tax benefit of $14.4 million in 2021 due to the revaluation of the Netherlands deferred tax assets.
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
Our Chief Executive Officer and Chief Operating Decision Maker views and evaluates operations based on the results of our reportable operating segments under our management reporting system. These results are not necessarily in conformance with U.S. GAAP. For additional discussion of our segments, refer to Note 6 “Reporting Segment and Geographic Information” of this report.
The following table shows a breakdown of revenue and operating income by segment for the periods indicated:

	2022	2021	Dollar Change	% Change
(In millions)
Buildings and Infrastructure
Segment revenue	$1,494.0	$1,422.7	$71.3	5%
Segment revenue as a percent of total revenue	40.6%	38.9%
Segment operating income	$406.3	$411.7	$(5.4)	(1)%
Segment operating income as a percent of segment revenue	27.2%	28.9%
Geospatial
Segment revenue	$756.5	$828.9	$(72.4)	(9)%
Segment revenue as a percent of total revenue	20.6%	22.6%
Segment operating income	$221.4	$244.1	$(22.7)	(9)%
Segment operating income as a percent of segment revenue	29.3%	29.4%
Resources and Utilities
Segment revenue	$821.6	$771.3	$50.3	7%
Segment revenue as a percent of total revenue	22.4%	21.1%
Segment operating income	$278.3	$264.0	$14.3	5%
Segment operating income as a percent of segment revenue	33.9%	34.2%
Transportation
Segment revenue	$604.2	$636.5	$(32.3)	(5)%
Segment revenue as a percent of total revenue	16.4%	17.4%
Segment operating income	$58.8	$43.4	$15.4	35%
Segment operating income as a percent of segment revenue	9.7%	6.8%

The following table shows a reconciliation of our consolidated segment operating income to our consolidated income before income taxes for the periods indicated:

	2022	2021
(In millions)
Consolidated segment operating income	$964.8	$963.2
Unallocated general corporate expenses	(123.3)	(106.2)
Purchase accounting adjustments	(131.6)	(134.5)
Acquisition / divestiture items	(32.8)	(21.8)
Stock-based compensation / deferred compensation	(112.0)	(128.6)
Restructuring and other costs	(54.2)	(11.1)
Consolidated operating income	510.9	561.0
Total non-operating income, net	58.2	13.6
Consolidated income before taxes	$569.1	$574.6
Buildings and Infrastructure

2022
Change versus 2021	% Change

Change in revenue - Buildings and Infrastructure	5%
Acquisitions	2%
Divestitures	(5)%
Foreign currency exchange	(3)%
Organic revenue growth	11%
Organic revenue increased due to demand for our subscription and term license software recurring offerings. The increases resulted from higher sales to new and existing customers, as well as conversions from perpetual software to recurring offerings. Civil construction hardware and related software license revenue increased due to relative strength in the North American construction market in the first half of 2022, partially offset by weaker hardware sales, particularly in Europe, in the second half of the year.
Despite revenue and gross margin expansion, operating income decreased primarily due to higher operating expense, unfavorable foreign currency, and divestitures. Operating expense increased due to investments in our Connect and Scale strategy as well as higher marketing and travel costs. Operating income as a percentage of revenue decreased primarily due to higher operating expense, partially offset by gross margin expansion due to product mix.
Geospatial

2022
Change versus 2021	% Change

Change in revenue - Geospatial	(9)%
Acquisitions	—%
Divestitures	(5)%
Foreign currency exchange	(3)%
Organic revenue growth	(1)%
Organic revenue decreased slightly due to unusually strong hardware sales in the prior year and the softening of hardware sales in the second half of 2022, partially offset by higher software and subscription sales.
Operating income decreased primarily due to divestitures and reduced revenue, partially offset by better gross margin due to product mix. Operating income as a percentage of revenue was relatively flat.

Resources and Utilities

2022
Change versus 2021	% Change

Change in revenue - Resources and Utilities	7%
Acquisitions	—%
Divestitures	(1)%
Foreign currency exchange	(4)%
Organic revenue growth	12%
Organic revenue increased due to relative strength in agriculture, particularly in the OEM channel, as well as price increases, partially offset by weaker agriculture sales in the reseller channel, particularly Europe, in the second half of the year. To a lesser extent, revenue was favorably impacted by higher subscription revenue in positioning services.
Operating income increased primarily due to organic revenue expansion, partially offset by unfavorable foreign currency, and higher operating expenses due to investments in our Connect and Scale strategy. Operating income as a percentage of revenue was relatively flat.
Transportation

2022
Change versus 2021	% Change

Change in revenue - Transportation	(5)%
Acquisitions	—%
Divestitures	(3)%
Foreign currency exchange	(1)%
Organic revenue growth	(1)%
Organic revenue decreased primarily driven by lower mobility hardware sales to North American customers. Enterprise subscription revenue continued to experience growth as the business transitions from a perpetual software license model.
Operating income and operating income as a percentage of revenue increased primarily due to targeted cost reductions and gross margin expansion due to product mix, partially offset by divestitures and reduced revenue. We continue to maintain focus on new product introductions and transitions to recurring revenue.
LIQUIDITY AND CAPITAL RESOURCES

At the End of Year	2022	2021	Dollar Change	% Change
(In millions)
Cash and cash equivalents	$271.0	$325.7	$(54.7)	(17)%
As a percentage of total assets	3.7%	4.6%
Principal balance of outstanding debt	$1,525.0	$1,300.0	$225.0	17%
Years	2022	2021	Dollar Change	% Change
(In millions)
Cash provided by operating activities	$391.2	$750.5	$(359.3)	(48)%
Cash used in investing activities	(226.3)	(203.5)	(22.8)	11%
Cash used in financing activities	(199.0)	(447.7)	248.7	(56)%
Effect of exchange rate changes on cash and cash equivalents	(20.6)	(11.3)	(9.3)	82%
Net increase in cash and cash equivalents	$(54.7)	$88.0
Operating Activities
The decrease in cash provided by operating activities was primarily driven by lower net income after adjusting for non-cash items and divestiture gains, higher bonus and cash tax payments, higher accounts receivable, higher inventory purchases, and lower accounts payable associated with the timing of inventory payments. The decreases were partially offset by an increase in deferred revenue.

Investing Activities
The increase in cash used in investing activities was primarily due to higher payments related to businesses acquired in 2022, partially offset by higher proceeds from divestitures.
Financing Activities
The decrease in cash used in financing activities was primarily driven by higher proceeds of revolving credit facilities, which was used in part to fund the B2W acquisition, partially offset by an increase in common stock repurchases.
Cash and Cash Equivalents
We believe that our cash and cash equivalents and borrowings, along with cash provided by operations will be sufficient in the foreseeable future to meet our anticipated operating cash needs, expenditures related to our Connect and Scale strategy, and debt service. In March 2022, we entered into a five-year, unsecured revolving loan facility for borrowings up to $1.25 billion, which replaced the 2018 Credit Facility. The 2022 Credit Facility contains an option to increase the borrowings up to $1.75 billion with lender approval. At the end of 2022, $225.0 million was outstanding under the 2022 Credit Facility.
In December 2022, in connection with our pending acquisition of Transporeon, we arranged to incur substantial new debt obligations, which will be drawn prior to the acquisition closing date. These arrangements include:
•a term loan credit agreement providing for an unsecured delayed draw term loan facility in the aggregate principal amount of $1.0 billion, comprised of commitments for a 3-year tranche in the amount of $500.0 million and a 5-year tranche in the amount of $500.0 million, and
•an amendment to our 2022 Credit Facility that made $600.0 million of the existing commitments under the Credit Facility available for the pending acquisition of Transporeon and increased our maximum permitted leverage ratio following the closing of the acquisition.
Prior to arranging the above two transactions, we had entered into a 364-day bridge facility commitment letter (the “Bridge Facility”) that provided for up to €1.88 billion of commitments for term loans to fund our acquisition of Transporeon. The Bridge Facility was reduced to €500 million by the term loan credit agreement and the amended 2022 Credit Facility.
We anticipate refinancing some or all of our outstanding indebtedness and debt commitments at or prior to their maturities, which could involve us accessing the capital markets.
A provision enacted in the Tax Cuts and Jobs Act of 2017 related to the capitalization of research and development costs for tax purposes became effective on January 1, 2022. In 2022, we paid $88.0 million with respect to this tax provision. Additionally, if this provision is not deferred or repealed in 2023, we expect that cash tax payments in 2023 will be slightly lower than 2022.
Our material cash requirements include the following contractual and other obligations and cash needs:
Leases
We have operating leases primarily for certain of our major facilities including corporate offices, research and development facilities, and manufacturing facilities. Operating leases represent undiscounted lease payments and include short-term leases. At the end of 2022, we had fixed lease payment obligations of $171.6 million, with $48.7 million payable within the next 12 months. Refer to Note 8 “Leases” of this report for additional information regarding our leases.
Tax Payable
At the end of 2022, we had income taxes payable of $64.6 million, with $23.7 million payable within the next 12 months. The amount payable within the next 12 months includes $13.6 million representing a one-time transition tax liability as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Act”).
In addition, we have unrecognized tax benefits of $75.5 million included in Other non-current liabilities, including interest and penalties. At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability. Refer to Note 12 “Income Taxes” of this report for additional information regarding our taxes.
Other Purchase Obligations and Commitments
Purchase obligations and commitments primarily relate to investments in our platform associated with our Connect and Scale strategy and non-cancellable inventory commitments. At the end of 2022, we had operating purchase obligations and commitments of $858.8 million, with $326.2 million payable within the next 12 months. Refer to Note 9 “Commitments and Contingencies” of this report for additional information regarding our purchase obligations and commitments. Other than the items discussed above, we do not have any off-balance sheet financing arrangements or liabilities.

Debt
At the end of 2022, we had outstanding floating and fixed-rate senior notes with varying maturities for an aggregate principal amount of approximately $1.5 billion. Future interest payments total $260.5 million, with $67.3 million payable within the next 12 months.
During 2022, we had $224.6 million of proceeds from debt, net of the payments. Refer to Note 7 “Debt” of this report for additional information regarding our debt.
Stock Repurchase Program
We have a 2021 Stock Repurchase Program authorized by our Board of Directors, that allows us to repurchase shares from time to time, subject to business and market conditions and other investment opportunities, through open market transactions, privately-negotiated transactions, accelerated stock repurchase plans, or by other means for up to $750 million. The 2021 Stock Repurchase Program does not obligate us to acquire any specific number of shares. Because of the additional outstanding indebtedness we have and expect to incur in connection with the pending Transporeon acquisition, we have temporarily discontinued share repurchases. Refer to Note 14 “Common Stock Repurchase” of this report for additional information regarding our 2021 Stock Repurchase Program.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements is disclosed in Note 1 “Description of Business and Accounting Policies” of this report.

SUPPLEMENTAL DISCLOSURE OF NON-GAAP FINANCIAL MEASURES AND ANNUALIZED RECURRING REVENUE
To supplement our consolidated financial information, we include non-GAAP financial measures, which are not meant to be considered in isolation or as a substitute for comparable GAAP. We believe non-GAAP financial measures provide useful information to investors and others in understanding our “core operating performance”, which excludes the (i) effect of non-cash items and certain variable charges not expected to recur; and (ii) transactions that are not meaningful in comparison to our past operating performance or not reflective of ongoing financial results. Lastly, we believe that our core operating performance offers a supplemental measure for period-to-period comparisons and can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors.
Organic revenue growth is a non-GAAP measure that refers to revenue excluding the impacts of (i) foreign currency translation, and (ii) acquisitions and divestitures. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that are not indicative of ongoing performance or impact comparability with the prior year. We provide a reconciliation tables showing the change in revenue growth to organic revenue growth in the “Results of Operations” section found earlier in this Item 7.
In addition to providing non-GAAP financial measures, we disclose Annualized Recurring Revenue (“ARR”) to give the investors supplementary indicators of the value of our current recurring revenue contracts. ARR represents the estimated annualized value of recurring revenue, including subscription, maintenance and support revenue, and term license contracts for the quarter. ARR is calculated by taking our non-GAAP recurring revenue for the current quarter and adding the portion of the contract value of all of our term licenses attributable to the current quarter, and dividing that sum by the number of days in the quarter and then multiplying that quotient by 365. Organic ARR refers to annualized recurring revenue excluding the impacts of (i) foreign currency translation, and (ii) acquisitions and divestitures. ARR and organic ARR should be viewed independently of revenue and deferred revenue as they are performance measures and are not intended to be combined with or to replace either of those items.
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		Years
		2022		2021		2020
(In millions, except per share data)		Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue
REVENUE:
GAAP revenue:		$3,676.3		$3,659.1		$3,147.7
Purchase accounting adjustments	(A)	—		0.3		4.3
Non-GAAP revenue:		$3,676.3		$3,659.4		$3,152.0
GROSS MARGIN:
GAAP gross margin:		$2,105.6	57.3%	$2,034.7	55.6%	$1,754.9	55.8%
Purchase accounting adjustments	(A)	85.0		88.0		96.6
Acquisition / divestiture items	(B)	0.2		—		1.7
Stock-based compensation / deferred compensation	(C)	12.1		9.8		7.2
Restructuring and other costs	(D)	1.7		0.2		1.2
Non-GAAP gross margin:		$2,204.6	60.0%	$2,132.7	58.3%	$1,861.6	59.1%
OPERATING EXPENSES:
GAAP operating expenses:		$1,594.7	43.4%	$1,473.7	40.3%	$1,335.1	42.4%
Purchase accounting adjustments	(A)	(46.6)		(46.5)		(60.0)
Acquisition / divestiture items	(B)	(32.6)		(21.8)		(19.7)
Stock-based compensation / deferred compensation	(C)	(99.9)		(118.8)		(83.2)
Restructuring and other costs	(D)	(52.5)		(10.9)		(30.2)
Non-GAAP operating expenses:		$1,363.1	37.1%	$1,275.7	34.9%	$1,142.0	36.2%
OPERATING INCOME:
GAAP operating income:		$510.9	13.9%	$561.0	15.3%	$419.8	13.3%
Purchase accounting adjustments	(A)	131.6		134.5		156.6
Acquisition / divestiture items	(B)	32.8		21.8		21.4
Stock-based compensation / deferred compensation	(C)	112.0		128.6		90.4
Restructuring and other costs	(D)	54.2		11.1		31.4
Non-GAAP operating income:		$841.5	22.9%	$857.0	23.4%	$719.6	22.8%

NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$58.2		$13.6		$(24.8)
Acquisition / divestiture items	(B)	(107.5)		(42.1)		(12.2)
Deferred compensation	(C)	8.5		(6.1)		(7.5)
Restructuring and other costs	(D)	6.0		—		—
Non-GAAP non-operating expense, net:		$(34.8)		$(34.6)		$(44.5)

			GAAP and Non-GAAP Tax Rate % (H)		GAAP and Non-GAAP Tax Rate % (H)		GAAP and Non-GAAP Tax Rate % (H)
INCOME TAX PROVISION (BENEFIT):
GAAP income tax provision:		$119.4	21.0%	$81.8	14.2%	$4.4	1.1%
Non-GAAP items tax effected	(E)	49.9		41.4		48.5
Difference in GAAP and Non-GAAP tax rate	(F)	(22.9)		7.5		(4.9)
IP restructuring and tax law change impacts	(G)	—		14.4		64.0
Non-GAAP income tax provision:		$146.4	18.2%	$145.1	17.6%	$112.0	16.6%
NET INCOME:
GAAP net income attributable to Trimble Inc.:		$449.7		$492.7		$389.9
Purchase accounting adjustments	(A)	131.6		134.5		156.6
Acquisition / divestiture items	(B)	(74.7)		(20.3)		9.2
Stock-based compensation / deferred compensation	(C)	120.5		122.5		82.9
Restructuring and other costs	(D)	60.2		11.1		31.4
Non-GAAP tax adjustments	(E) - (G)	(27.0)		(63.3)		(107.6)
Non-GAAP net income attributable to Trimble Inc.:		$660.3		$677.2		$562.4
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Inc.:		$1.80		$1.94		$1.55
Purchase accounting adjustments	(A)	0.53		0.53		0.62
Acquisition / divestiture items	(B)	(0.30)		(0.08)		0.04
Stock-based compensation / deferred compensation	(C)	0.48		0.48		0.33
Restructuring and other costs	(D)	0.24		0.04		0.12
Non-GAAP tax adjustments	(E) - (G)	(0.11)		(0.25)		(0.43)
Non-GAAP diluted net income per share attributable to Trimble Inc.:		$2.64		$2.66		$2.23
ADJUSTED EBITDA:
OPERATING INCOME:
GAAP net income attributable to Trimble Inc.:		$449.7		$492.7		$389.9
Non-operating income (expense), net, income tax provision, and net gain attributable to noncontrolling interests		61.2		68.3		29.9
GAAP operating income:		510.9		561.0		419.8
Purchase accounting adjustments	(A)	131.6		134.5		156.6
Acquisition / divestiture items	(B)	32.8		21.8		21.4
Stock-based compensation / deferred compensation	(C)	112.0		128.6		90.4
Restructuring and other costs	(D)	54.2		11.1		31.4
Non-GAAP operating income:		$841.5		$857.0		$719.6
Depreciation expense and cloud computing amortization		44.7		42.2		39.7
Income from equity method investments, net		31.1		37.7		39.4
Adjusted EBITDA:		$917.3	25.0%	$936.9	25.6%	$798.7	25.3%

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
(B)Acquisition / divestiture items. Non-GAAP gross margin and operating expenses exclude acquisition costs consisting of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, integration, and other closing costs, including the acceleration of acquisition stock options and adjustments to the fair value of earn-out liabilities. Non-GAAP non-operating expense, net, excludes unusual one-time acquisition/divestiture charges, including foreign currency exchange rate gains/losses related to an acquisition, divestiture gains/losses, and strategic investment impairments. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.
(C)Stock-based compensation / deferred compensation. Non-GAAP gross margin and operating expenses exclude stock-based compensation and income or expense associated with movement in our non-qualified deferred compensation plan liabilities. Changes in non-qualified deferred compensation plan assets, included in non-operating expense, net, offset the income or expense in the plan liabilities.
(D)Restructuring and other costs. Non- GAAP gross margin and operating expenses exclude restructuring and other costs comprised of termination benefits related to reductions in employee headcount and closure or exit of facilities, executive severance agreements, costs incurred in exiting business activities in Russia and Belarus, other business exit costs, Bridge Facility fees, as well as a $20 million commitment to donate to the Trimble Foundation to be paid over four quarters.
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
We are exposed to market risk due to the possibility of changing interest rates under our credit facilities, including the 2022 Credit Facility, 2022 Term Loan Credit Agreement, and the Bridge Facility. We also have four unsecured, uncommitted, revolving credit facilities that are callable by the bank at any time. We may borrow funds under the 2022 Credit Facility and uncommitted facilities in U.S. Dollars, Euros, or in certain other agreed currencies as described in Note 7 “Debt” of this report.
At the end of 2022, we had two $75.0 million, one €100.0 million, and one £55.0 million revolving credit facilities, which are uncommitted. At the end of 2022, $225.0 million was outstanding under the 2022 Credit Facility.
We expect to issue fixed-rate debt in the first half of 2023 as part of the pending acquisition of Transporeon and to refinance existing debt. To minimize interest rate fluctuations, in December 2022, we entered into a contract to offset the changes in the price of U.S. Treasury Notes with an original maturity of 10 years for the period commencing on the contract date and ending May 31, 2023 (“Treasury Rate Lock”). The Treasury Rate Lock is marked-to-market each period through other comprehensive income until the debt is issued, and the effective interest rate method is applied. The nominal amount is $400 million, and the fair value at the end of 2022 is $7.2 million.
While not predictive, a hypothetical 50 basis point increase or decrease in the 10-year U.S. Treasury rate as of December 30, 2022 would change the fair value of the Treasury Rate Lock by $16.5 million.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In 2022, revenue and operating income were unfavorably impacted by foreign currency exchange rates by $114.1 million and $26.0 million.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables, primarily denominated in Euro, New Zealand Dollars, Brazilian Real, and Canadian Dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. Additionally, in December 2022, we entered into a foreign currency exchange rate contract to minimize foreign currency fluctuations on the €1.88 billion or $2.0 billion pending acquisition of Transporeon.

Our foreign currency contracts are marked-to-market through earnings every period and generally range in maturity from one to two months, or from four to six months for acquisitions. We do not enter into foreign currency contracts for trading purposes. Foreign currency contracts outstanding at the end of 2022 and 2021 are summarized as follows:

	At the End of 2022		At the End of 2021
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(77.9)	$—	$(107.5)	$0.1
Sold	$130.6	$0.2	$183.6	$(0.2)
Foreign currency exchange contract related to acquisition	$1,999.4	$10.4	$—	$—
While not predictive, a hypothetical 5% decrease in the Euro as of December 30, 2022 would change the fair value of the foreign currency exchange contract related to the pending acquisition of Transporeon by $68 million.

TRIMBLE INC.

Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS

At the End of Year	2022	2021
(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$271.0	$325.7
Accounts receivable, net	643.3	624.8
Inventories	402.5	363.3
Other current assets	201.4	136.8
Total current assets	1,518.2	1,450.6
Property and equipment, net	219.0	233.2
Operating lease right-of-use assets	121.2	141.0
Goodwill	4,137.9	3,981.5
Other purchased intangible assets, net	498.1	506.6
Deferred income tax assets	438.4	502.0
Other non-current assets	336.2	284.7
Total assets	$7,269.0	$7,099.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$300.0	$—
Accounts payable	175.5	207.3
Accrued compensation and benefits	159.4	231.0
Deferred revenue	639.1	548.8
Other current liabilities	188.1	201.5
Total current liabilities	1,462.1	1,188.6
Long-term debt	1,220.0	1,293.2
Deferred revenue, non-current	98.5	83.0
Deferred income tax liabilities	157.8	263.1
Income taxes payable	40.9	54.5
Operating lease liabilities	105.1	121.4
Other non-current liabilities	134.4	151.1
Total liabilities	3,218.8	3,154.9
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 246.9 and 250.9 shares issued and outstanding at the end of 2022 and 2021	0.2	0.3
Additional paid-in-capital	2,054.9	1,935.6
Retained earnings	2,230.0	2,170.5
Accumulated other comprehensive loss	(234.9)	(161.7)
Total stockholders' equity	4,050.2	3,944.7
Total liabilities and stockholders’ equity	$7,269.0	$7,099.6
See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	2022	2021	2020
(In millions, except per share data)
Revenue:
Product	$2,152.0	$2,247.5	$1,828.0
Service	641.3	649.4	644.8
Subscription	883.0	762.2	674.9
Total revenue	3,676.3	3,659.1	3,147.7
Cost of sales:
Product	1,046.1	1,090.1	855.0
Service	235.7	229.9	234.5
Subscription	203.9	216.7	211.0
Amortization of purchased intangible assets	85.0	87.7	92.3
Total cost of sales	1,570.7	1,624.4	1,392.8
Gross margin	2,105.6	2,034.7	1,754.9
Operating expense:
Research and development	542.1	536.6	475.9
Sales and marketing	553.6	506.8	467.0
General and administrative	422.2	369.1	300.9
Restructuring charges	30.2	10.3	25.8
Amortization of purchased intangible assets	46.6	50.9	65.5
Total operating expense	1,594.7	1,473.7	1,335.1
Operating income	510.9	561.0	419.8
Non-operating income (expense), net:
Divestitures gain, net	99.0	41.4	13.1
Interest expense, net	(71.1)	(65.4)	(77.6)
Income from equity method investments, net	31.1	37.7	39.4
Other income (expense), net	(0.8)	(0.1)	0.3
Total non-operating income (expense), net	58.2	13.6	(24.8)
Income before taxes	569.1	574.6	395.0
Income tax provision	119.4	81.8	4.4
Net income	449.7	492.8	390.6
Net income attributable to noncontrolling interests	—	0.1	0.7
Net income attributable to Trimble Inc.	$449.7	$492.7	$389.9
Earnings per share attributable to Trimble Inc.:
Basic	$1.81	$1.96	$1.56
Diluted	$1.80	$1.94	$1.55
Shares used in calculating earnings per share:
Basic	248.6	251.4	250.5
Diluted	250.2	254.3	252.3
See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2022	2021	2020
(In millions)
Net income	$449.7	$492.8	$390.6
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(81.6)	(64.0)	77.1
Net change related to derivatives and other	8.4	0.8	1.2
Comprehensive income	376.5	429.6	468.9
Comprehensive income attributable to noncontrolling interests	—	0.1	0.7
Comprehensive income attributable to Trimble Inc.	$376.5	$429.5	$468.2
See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2019	249.9	$0.2	$1,692.8	$1,602.8	$(176.8)	$3,119.0	$1.4	$3,120.4
Net income	—	—	—	389.9	—	389.9	0.7	390.6
Other comprehensive income	—	—	—	—	78.3	78.3	—	78.3
Comprehensive income						468.2		468.9
Issuance of common stock under employee plans, net of tax withholdings	2.8	0.1	40.6	(30.7)	—	10.0	—	10.0
Stock repurchases	(1.9)	—	(13.0)	(68.6)	—	(81.6)	—	(81.6)
Stock-based compensation	—	—	81.3	—	—	81.3	—	81.3
Noncontrolling interest investments	—	—	—	—	—	—	(0.4)	(0.4)
Balance at the end of 2020	250.8	$0.3	$1,801.7	$1,893.4	$(98.5)	$3,596.9	$1.7	$3,598.6
Net income	—	—	—	492.7	—	492.7	0.1	492.8
Other comprehensive income	—	—	—	—	(63.2)	(63.2)	—	(63.2)
Comprehensive income						429.5		429.6
Issuance of common stock under employee plans, net of tax withholdings	2.2	—	36.2	(51.3)	—	(15.1)	—	(15.1)
Stock repurchases	(2.1)	—	(15.7)	(164.3)	—	(180.0)	—	(180.0)
Stock-based compensation	—	—	112.8	—	—	112.8	—	112.8
Noncontrolling interest investments	—	—	0.6	—	—	0.6	(1.8)	(1.2)
Balance at the end of 2021	250.9	$0.3	$1,935.6	$2,170.5	$(161.7)	$3,944.7	$—	$3,944.7
Net income				449.7		449.7	—	449.7
Other comprehensive loss	—	—	—	—	(73.2)	(73.2)	—	(73.2)
Comprehensive income						376.5		376.5
Issuance of common stock under employee plans, net of tax withholdings	2.0	—	29.6	(43.2)	—	(13.6)	—	(13.6)
Stock repurchases	(6.0)	(0.1)	(47.6)	(347.0)	—	(394.7)	—	(394.7)
Stock-based compensation	—	—	137.3	—	—	137.3	—	137.3
Balance at the end of 2022	246.9	$0.2	$2,054.9	$2,230.0	$(234.9)	$4,050.2	$—	$4,050.2
See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2022	2021	2020
(In millions)
Cash flows from operating activities
Net income	$449.7	$492.8	$390.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	40.2	41.3	39.7
Amortization expense	131.6	138.6	157.8
Deferred income taxes	(40.0)	(26.9)	(52.9)
Stock-based compensation	120.4	122.6	83.0
Divestitures gain, net	(99.0)	(43.9)	(12.2)
Other, net	41.7	19.2	42.4
(Increase) decrease in assets:
Accounts receivable, net	(55.4)	(9.0)	(14.0)
Inventories	(113.5)	(72.9)	(5.0)
Other current and non-current assets	(46.3)	(30.2)	2.5
Increase (decrease) in liabilities:
Accounts payable	(24.8)	60.3	(15.7)
Accrued compensation and benefits	(54.2)	54.1	34.9
Deferred revenue	108.6	27.4	65.7
Other current and non-current liabilities	(67.8)	(22.9)	(44.8)
Net cash provided by operating activities	391.2	750.5	672.0
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(373.5)	(236.1)	(201.9)
Purchases of property and equipment	(43.2)	(46.1)	(56.8)
Net proceeds from divestitures	215.4	67.3	27.5
Other, net	(25.0)	11.4	(0.6)
Net cash used in investing activities	(226.3)	(203.5)	(231.8)
Cash flows from financing activities:
Issuance of common stock, net of tax withholdings	(13.6)	(15.1)	10.0
Repurchases of common stock	(394.7)	(180.0)	(81.6)
Proceeds from debt and revolving credit lines	814.8	198.9	1,173.8
Payments on debt and revolving credit lines	(590.2)	(449.9)	(1,486.0)
Other, net	(15.3)	(1.6)	(16.5)
Net cash used in financing activities	(199.0)	(447.7)	(400.3)
Effect of exchange rate changes on cash and cash equivalents	(20.6)	(11.3)	8.6
Net (decrease) increase in cash and cash equivalents	(54.7)	88.0	48.5
Cash and cash equivalents - beginning of year	325.7	237.7	189.2
Cash and cash equivalents - end of year	$271.0	$325.7	$237.7

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$197.3	$98.3	$59.0
Cash paid for interest	$73.1	$61.8	$71.8
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
We use a 52–53 week fiscal year ending on the Friday nearest to December 31. Fiscal 2022, 2021, and 2020 were all 52-week years ending on December 30, 2022, December 31, 2021, and January 1, 2021. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.
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
Judgment is required to determine SSP for each performance obligation.  We use a range of amounts to estimate SSP when products and services are sold separately and determine whether there is a discount to be allocated based on the relative SSP of the various products and services.  In instances where SSP is not directly observable, we determine SSP using information that may include market conditions and other observable inputs.

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
Accounts Receivable, Net
Accounts receivable, net, includes billed and unbilled amounts due from customers. Unbilled receivables include revenue recognized that exceeds the amount billed to the customer, provided the billing is not contingent upon future performance, and we have the unconditional right to future payment with only the passage of time required. Both billed and unbilled amounts due are stated at their net estimated realizable value. The unbilled receivables were $33.6 million and $39.5 million at the end of 2022 and 2021.
We maintain an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Each reporting period, we evaluate the collectability of our trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current and future economic conditions that may affect a customer’s ability to pay. At the end of 2022 and 2021, our allowance for credit losses was $5.9 million and $7.0 million. The provision for credit losses for the years ended 2022, 2021, and 2020 were $7.7 million, $2.6 million, and $7.1 million.
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

At the end of 2022 and 2021, deferred costs to obtain customer contracts were $74.7 million and $59.7 million. These costs are included in Other non-current assets in the Consolidated Balance Sheets.
Amortization expense related to deferred costs to obtain customer contracts was $32.0 million, $25.9 million, and $22.8 million, for 2022, 2021, and 2020. This expense is included in Sales and marketing expense in our Consolidated Statements of Income.
Inventories
Inventories are stated at the lower of cost or net realizable value. Adjustments are also made to reduce the cost of inventory for estimated excess or obsolete balances. Factors influencing these adjustments include declines in demand that impact inventory purchasing forecasts, technological changes, product lifecycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If our estimate used to reserve for excess and obsolete inventory differs from what is expected, we may be required to recognize additional reserves, which would negatively impact our gross margin.
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
Business Combinations
We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and any noncontrolling interest based on their fair values at the acquisition date. When determining the fair values, we make significant estimates and assumptions, especially concerning intangible assets. Critical estimates when valuing intangible assets include expected future cash flows based on consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Any purchase consideration in excess of the fair values of the net assets acquired is recorded as goodwill.
Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
Acquisition costs are expensed as incurred.
Goodwill
We evaluate goodwill on an annual basis or more frequently if indicators of potential impairment exist. To determine whether goodwill is impaired, we first assess qualitative factors. Qualitative factors include but are not limited to macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, or other relevant company-specific events. If it is determined more likely than not that the fair value of a goodwill reporting unit is less than its carrying amount, we perform a quantitative analysis. Alternatively, we may bypass the qualitative assessment and perform a quantitative impairment test.
When performing a quantitative approach, we compare the reporting unit’s carrying amount, including goodwill, to the reporting unit's fair value. The estimation of a reporting unit's fair value involves using estimates and assumptions, including expected future operating performance using risk-adjusted discount rates. If the reporting unit's carrying amount exceeds its fair value, an impairment loss is recognized.

Intangible Assets
Intangible assets acquired in a business combination are recorded at fair value. Our intangible assets are amortized over the period of estimated benefit using the straight-line method over their estimated useful lives, which range from three years to ten years and have a weighted-average useful life of approximately seven years. We write off fully amortized intangible assets when those assets are no longer used.
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
Accrued warranty expenses of $11.7 million and $17.1 million are included in Other current liabilities in the Consolidated Balance Sheets at the end of 2022 and 2021.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements were not material, and no liabilities have been recorded for these obligations in the Consolidated Balance Sheets at the end of 2022 and 2021.
Derivative Financial Instruments
We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash and certain trade and intercompany receivables and payables, primarily denominated in New Zealand Dollars, Brazil Real, Canadian Dollars, Norwegian Krone, and Euro. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. We occasionally enter into foreign currency contracts to minimize the impact of foreign currency fluctuations on the purchase price of pending acquisitions, including the fourth quarter of 2022 foreign currency contract for the €1.88 billion or $2.0 billion pending acquisition of Transporeon. The above-mentioned foreign currency contracts are marked-to-market through earnings every reporting period and generally range in maturity from one to two months, or from four to six months for contracts related to acquisitions. We do not enter into foreign currency forward contracts for trading purposes.
In the fourth quarter of 2022, in conjunction with the pending acquisition of Transporeon, we entered into a contract to offset the changes in the price of U.S. Treasury Notes with an original maturity of 10 years (“Treasury Rate Lock”). The purpose of the Treasury Rate Lock is to minimize the impact of interest rate fluctuations on new fixed-rate debt expected to be issued in connection with this acquisition. This derivative contract is accounted for as a cash flow hedge and is marked-to-market each period with gains or losses recorded through other comprehensive income. Upon issuance of the debt, the derivative is settled, and the other comprehensive income is amortized as interest expense over the 10-year debt term by use of the effective interest rate method. At the end of 2021, there were no derivatives outstanding that were accounted for as hedges.
Recently issued Accounting Pronouncements not yet Adopted
There are no recently issued accounting pronouncements applicable or material to us not yet adopted.
Recent Adopted Accounting Pronouncements
There are no recently adopted accounting pronouncements.

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
The following table shows the computation of basic and diluted earnings per share:

	2022	2021	2020
(In millions, except per share data)
Numerator:
Net income attributable to Trimble Inc.	$449.7	$492.7	$389.9
Denominator:
Weighted average number of common shares used in basic earnings per share	248.6	251.4	250.5
Effect of dilutive securities	1.6	2.9	1.8
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	250.2	254.3	252.3
Basic earnings per share	$1.81	$1.96	$1.56
Diluted earnings per share	$1.80	$1.94	$1.55

Antidilutive weighted-average shares (1)	1.3	0.1	0.5
(1)    Antidilutive stock-based awards are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase diluted earnings per share.
NOTE 3: ACQUISITIONS AND DIVESTITURES
Acquisitions
In December 2022, we entered into a definitive agreement to acquire Transporeon in an all-cash transaction valued at approximately €1.88 billion or $2.0 billion. Transporeon, a Germany-based company, is a leading cloud-based transportation management software platform that connects key stakeholders across the industry lifecycle to positively impact the optimization of global supply chains, in alignment with our Connect and Scale strategy. We believe the acquisition will advance our sustainability strategy by reducing under-utilized carrier capacity and “empty miles” and increase our international footprint and long-term Transportation opportunities. The acquisition will be funded through a combination of cash on hand and new debt. We expect this acquisition to close in the first half of 2023, subject to customary closing conditions including regulatory approvals in certain international countries. Following the closing, we intend to integrate Transporeon into our Transportation segment for financial reporting purposes.
In 2022, we acquired two businesses, with total purchase consideration of $379.5 million. The largest acquisition was Bid2Win Software, LLC, a leading provider of estimating and operations solutions for the heavy civil construction industry. In the aggregate, the businesses acquired contributed less than 1% of our total revenue during 2022. The Condensed Consolidated Statements of Income include the operating results of the acquired businesses from the date of acquisitions.
During 2021, we acquired AgileAssets, with total purchase consideration of $237.5 million. AgileAssets is a provider of SaaS solutions for transportation asset lifecycle management. The acquisition contributed less than 1% of our total revenue during 2021.
During 2020, we acquired three businesses, with total purchase consideration of $205.1 million. The acquisitions were not significant individually or in the aggregate. In the aggregate, the businesses acquired contributed less than 1% of our total revenue during 2020.
Acquisition costs of $20.4 million, $13.6 million, and $20.3 million in 2022, 2021, and 2020, were expensed as incurred and are included in Cost of sales and General and administrative expenses in our Consolidated Statements of Income.

The following table summarizes the business combinations completed during the periods indicated:

	2022	2021	2020
(In millions)
Fair value of total purchase consideration	$379.5	$237.5	$205.1
Less fair value of net assets acquired:
Net tangible assets acquired	(9.2)	(5.2)	(1.6)
Identified intangible assets	131.4	67.2	56.7
Deferred taxes	(0.8)	—	0.7
Goodwill	$258.1	$175.5	$149.3
Divestitures
In 2022, we divested six businesses with total proceeds of $226.3 million. The largest divestiture was the sale of Time and Frequency, LOADRITE, Spectra Precision Tools, and SECO accessories businesses to Precisional LLC, an affiliate of The Jordan Company (“TJC”), for $205.1 million in cash, which included a working capital adjustment.
In 2021 and 2020, divestitures were not material to the financial statements.
NOTE 4: INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

		At the End of 2022			At the End of 2021
(In millions)	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	6	$1,004.8	$(722.7)	$282.1	$1,011.9	$(748.2)	$263.7
Customer relationships	8	654.1	(445.9)	208.2	667.8	(428.9)	238.9
Trade names and trademarks	6	39.5	(32.7)	6.8	48.0	(45.0)	3.0
Distribution rights and other intellectual properties	4	8.0	(7.0)	1.0	10.0	(9.0)	1.0
		$1,706.4	$(1,208.3)	$498.1	$1,737.7	$(1,231.1)	$506.6
As of the end of 2022 and 2021, $79.9 million and $160.1 million of fully amortized intangible assets were written off.
The estimated future amortization expense of intangible assets at the end of 2022 was as follows:

(In millions)
2023	$133.5
2024	109.0
2025	73.5
2026	67.2
2027	53.5
Thereafter	61.4
Total	$498.1

Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of year end 2021	$2,141.4	$403.6	$440.8	$995.7	$3,981.5
Additions due to acquisition	214.4	—	43.7	—	258.1
Decrease from divestitures	(23.9)	(6.9)	—	(6.9)	(37.7)
Foreign currency translation and other adjustments	(31.8)	(14.6)	(12.7)	(4.9)	(64.0)
Balance as of year end 2022	$2,300.1	$382.1	$471.8	$983.9	$4,137.9
NOTE 5: CERTAIN BALANCE SHEET COMPONENTS
The components of inventory, net were as follows:

At the End of Year	2022	2021
(In millions)
Inventories:
Raw materials	$154.9	$129.6
Work-in-process	13.1	12.4
Finished goods	234.5	221.3
Total inventories	$402.5	$363.3
Finished goods includes $16.9 million and $13.7 million at the end of 2022 and 2021 for costs of sales that have been deferred in connection with deferred revenue arrangements.
The components of property and equipment, net were as follows:

At the End of Year	2022	2021
(In millions)
Property and equipment, net:
Land, building, furniture, and leasehold improvements	$244.4	$238.8
Machinery and equipment	177.6	185.8
Software and licenses	146.4	150.9
Construction in progress	10.1	20.7
	578.5	596.2
Less: accumulated depreciation	(359.5)	(363.0)
Total property and equipment, net	$219.0	$233.2
The components of accumulated other comprehensive loss, net of related tax were as follows:

At the End of Year	2022	2021
(In millions)
Accumulated foreign currency translation adjustments	$(241.6)	$(160.0)
Gain on cash flow hedge	5.4	—
Net unrealized actuarial gains (losses)	1.3	(1.7)
Total accumulated other comprehensive loss	$(234.9)	$(161.7)
NOTE 6: REPORTING SEGMENT AND GEOGRAPHIC INFORMATION
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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
2022
Segment revenue	$1,494.0	$756.5	$821.6	$604.2	$3,676.3
Segment operating income	406.3	221.4	278.3	58.8	964.8

2021
Segment revenue	$1,422.7	$828.9	$771.3	$636.5	$3,659.4
Segment operating income	411.7	244.1	264.0	43.4	963.2

2020
Segment revenue	$1,231.0	$650.5	$630.0	$640.5	$3,152.0
Segment operating income	338.1	184.4	221.0	50.1	793.6

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of Year End 2022
Accounts receivable, net	$305.1	$137.2	$79.2	$121.8	$643.3
Inventories	93.2	146.1	100.3	62.9	402.5
Goodwill	2,300.1	382.1	471.8	983.9	4,137.9

As of Year End 2021
Accounts receivable, net	$246.8	$134.0	$112.9	$131.1	$624.8
Inventories	79.3	136.4	67.4	80.2	363.3
Goodwill	2,141.4	403.6	440.8	995.7	3,981.5

As of Year End 2020
Accounts receivable, net	$260.1	$117.5	$91.2	$151.7	$620.5
Inventories	59.1	120.1	49.0	73.5	301.7
Goodwill	1,997.4	415.7	453.8	1,009.6	3,876.5

A reconciliation of our consolidated segment operating income to consolidated income before income taxes was as follows:

	2022	2021	2020
(In millions)
Consolidated segment operating income	$964.8	$963.2	$793.6
Unallocated general corporate expenses	(123.3)	(106.2)	(74.0)
Purchase accounting adjustments	(131.6)	(134.5)	(156.6)
Acquisition / divestiture items	(32.8)	(21.8)	(21.4)
Stock-based compensation / deferred compensation	(112.0)	(128.6)	(90.4)
Restructuring and other costs	(54.2)	(11.1)	(31.4)
Consolidated operating income	510.9	561.0	419.8
Total non-operating income (expense), net	58.2	13.6	(24.8)
Consolidated income before taxes	$569.1	$574.6	$395.0
The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and excludes the effects of certain acquired deferred revenue that was written down to fair value in purchase accounting, consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
2022
North America	$938.1	$320.7	$227.0	$469.4	$1,955.2
Europe	337.1	247.8	374.3	78.7	1,037.9
Asia Pacific	192.8	140.3	51.7	30.3	415.1
Rest of World	26.0	47.7	168.6	25.8	268.1
Total segment revenue	$1,494.0	$756.5	$821.6	$604.2	$3,676.3

2021
North America	$823.5	$337.3	$212.2	$493.1	$1,866.1
Europe	386.6	282.3	368.4	87.3	1,124.6
Asia Pacific	188.4	161.4	67.3	30.2	447.3
Rest of World	24.2	47.9	123.4	25.9	221.4
Total segment revenue	$1,422.7	$828.9	$771.3	$636.5	$3,659.4

2020
North America	$703.4	$249.9	$191.4	$502.5	$1,647.2
Europe	337.1	222.3	284.3	78.4	922.1
Asia Pacific	165.7	138.2	64.5	34.9	403.3
Rest of World	24.8	40.1	89.8	24.7	179.4
Total segment revenue	$1,231.0	$650.5	$630.0	$640.5	$3,152.0
Total revenue in the United States as included in the Consolidated Statements of Income was $1,777.4 million, $1,687.4 million, and $1,502.3 million in 2022, 2021, and 2020. No single customer or country other than the United States accounted for 10% or more of our total revenue in 2022, 2021, and 2020. No single customer accounted for 10% or more of our accounts receivable at the end of 2022 and 2021.

Property and equipment, net by geographic area were as follows:

At the End of Year	2022	2021
(In millions)
Property and equipment, net:
United States	$157.7	$171.3
Europe	40.3	44.8
Asia Pacific and Rest of World	21.0	17.1
Total property and equipment, net	$219.0	$233.2
NOTE 7: DEBT
Debt consisted of the following:

At the End of Year		Effective interest rate
(In millions, except percentages)	Date of Issuance	for 2022	2022	2021
Senior Notes:
Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
Credit Facilities:
2022 Revolving Credit Facility, due March 2027	September 2022	5.54%	225.0	—
Unamortized discount and issuance costs			(5.0)	(6.8)
Total debt			1,520.0	1,293.2
Less: Short-term debt			300.0	—
Long-term debt			$1,220.0	$1,293.2
Debt Maturities
At the end of 2022, our debt maturities based on outstanding principal were as follows:

(In million)
2023	$300.0
2024	400.0
2025	—
2026	—
2027	225.0
Thereafter	600.0
Total	$1,525.0
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
Credit Facilities
Bridge Facility
On December 11, 2022, we entered into a bridge facility commitment letter (the “Bridge Facility”) in connection with the pending acquisition of Transporeon. Under the Bridge Facility, the lender committed to provide a 364-day senior unsecured term loan up to an aggregate amount of €1.88 billion that may be drawn only upon the acquisition of Transporeon. On

December 27, 2022, the Bridge Facility was automatically reduced to €500 million upon entering into the 2022 Term Loan Agreement and the 2022 Credit Facility Amendment (as described below). If not terminated sooner, the commitment under the Bridge Facility expires on July 10, 2023.
Borrowings under the Bridge Facility will bear interest at the following rates, in each case, plus an applicable margin: (a) for Euro loans, EURIBOR and (b) for U.S dollar loans, the option of either (i) an adjusted Term SOFR or (ii) the alternate base rate (“ABR”). The applicable margin varies based on the Company’s credit ratings and ranges from 1.250% to 2.125% for EURIBOR and Term SOFR loans, and from 0.250% to 1.125% for ABR loans. The applicable margin will increase by 0.25% on each of the 90th, 180th, and 270th day after the closing date of the Bridge Facility. ABR is defined as the greater of the prime rate or the federal funds rate plus 0.50%. Term loans are prepayable without penalty.
In the fourth quarter of 2022, we incurred $7.3 million fees related to the Bridge Facility of which $5.9 million was recorded as Interest expense, net, and $1.4 million was deferred.
2022 Term Loan Credit Agreement
On December 27, 2022, we entered into a credit agreement (the “2022 Term Loan Credit Agreement”) providing for an unsecured delayed draw term loan facility in the aggregate principal amount of $1.0 billion, comprised of commitments for a 3-year tranche for $500.0 million and a 5-year tranche for $500.0 million.
The 2022 Term Loan Credit Agreement was entered into in connection with, and the proceeds of any loans must be used for, the pending acquisition of Transporeon. No amounts were drawn at the end of 2022.
The 3-year loan would be due and payable on the third anniversary of the funding date. The Company would be required to repay the 5-year loan in quarterly installments equal to:
•0% of the principal amount for the first twelve calendar quarters following the funding date;
•1.25% of the principal amount for each of the next four calendar quarters; and
•2.5% of the principal amount for each calendar quarter thereafter, with the remaining principal amount due and payable on the fifth anniversary of the funding date.
Borrowings under the 2022 Term Loan Credit Agreement will bear interest, at the Company’s option, at either: (a) an adjusted Term SOFR or (b) the ABR, in each case, plus the applicable margin. The applicable margin varies based on the Company’s credit ratings and ranges as follows: (a) for the 3-year tranche, (i) from 1.125% to 2.000% for a Term SOFR loan, and (ii) from 0.125% to 1.000% for an ABR loan; and (b) for the 5-year tranche, (i) from 1.250% to 2.125% for a Term SOFR loan, and (ii) from 0.250% to 1.125% for an ABR loan. ABR is defined as the greatest of the prime rate, the federal funds rate plus 0.50%, or the adjusted Term SOFR plus 1.00%. Term loans are prepayable without penalty.
2022 Credit Facility and Amendment
On March 24, 2022, we entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $1.25 billion (the “2022 Credit Facility”). The proceeds of the revolving loans may be used by the Company for working capital and general corporate purposes, including the financing of acquisitions. Under the terms of the credit agreement, our interest rate and commitment fees are based on our current long-term, senior unsecured debt ratings, our leverage ratio, and certain specified sustainability targets. At the end of 2022, the interest rate charged on any outstanding borrowings was the prevailing Term SOFR for the applicable interest period plus 1.225%, and the commitment fee was 0.125% of the total undrawn commitment. At the end of 2022, $225.0 million was outstanding under the 2022 Credit Facility.
The commitment fee and interest rates are subject to upward or downward adjustments if we achieve, or fail to achieve, certain specified sustainability targets concerning greenhouse gas emission reductions and gender diversity. Such upward or downward adjustments may be up to 0.01% per annum for the commitment fee and up to 0.05% per annum for the interest rate.
On December 27, 2022, we entered into an amendment to the 2022 Credit Facility (the “2022 Credit Facility Amendment”) that made $600.0 million of the existing commitments under the Credit Facility available for the pending acquisition of Transporeon and increased our maximum permitted leverage ratio following the closing of the acquisition.
Uncommitted Facilities
At the end of 2022, we had two $75.0 million, one €100.0 million, and one £55.0 million revolving credit facilities, which are uncommitted (the “Uncommitted Facilities”). Generally, these uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in our Consolidated Balance Sheet.
Covenants
The 2022 Term Loan Credit Agreement and 2022 Credit Facility, as amended, contain customary covenants including, among other requirements, limitations that restrict the Company’s and its subsidiaries’ ability to create liens and enter into sale and leaseback transactions, and restrictions on the ability of the subsidiaries to incur indebtedness. Further, both debt agreements contain financial covenants that require the maintenance of maximum leverage and minimum interest coverage ratios. At the end of 2022, we were in compliance with the covenants for each of our debt agreements.
NOTE 8: LEASES
We have operating leases primarily for certain of our major facilities, including corporate offices, research and development facilities, and manufacturing facilities. Lease terms range from 1 to 14 years, and certain leases include options to extend the lease for up to 9 years. We consider options to extend the lease in determining the lease term.
Operating lease expense consisted of:

At the End of Year	2022	2021
(In millions)
Operating lease expense	$36.3	$35.5
Short-term lease expense and other	14.8	17.8
Total lease expense	$51.1	$53.3
Supplemental cash flow information related to leases was as follows:

At the End of Year	2022	2021
(In millions)
Cash paid for liabilities included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$35.0	$35.9

Right-of-use assets obtained in exchange for Operating lease liabilities:	$26.3	$49.5
(1)Excludes cash payments for short-term leases, which are not capitalized.
Supplemental balance sheet information related to leases was as follows:

At the End of Year	2022	2021
(In millions)
Operating lease right-of-use assets	$121.2	$141.0

Other current liabilities	$35.0	$35.0
Operating lease liabilities	105.1	121.4
Total operating lease liabilities	$140.1	$156.4

Weighted-average discount rate	3.30%	3.31%
Weighted-average remaining lease term	6 years	7 years
At the end of 2022, the maturities of lease liabilities were as follows:

(In millions)
2023	$37.3
2024	30.3
2025	22.2
2026	16.9
2027	13.3
Thereafter	35.8
Total lease payments	$155.8
Less: imputed interest	15.7
Total	$140.1

NOTE 9: COMMITMENTS AND CONTINGENCIES
At the end of 2022, we had unconditional purchase obligations of approximately $858.8 million as compared to $710.8 million at the end of 2021. These unconditional purchase obligations primarily represent open non-cancellable purchase orders for material purchases with our vendors and investments in our platform associated with our Connect and Scale strategy.
Litigation
From time to time, we are involved in litigation arising in the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries' property is subject.
NOTE 10: FAIR VALUE MEASUREMENTS
The following table summarizes the fair values of financial instruments at fair value on a recurring basis for the periods indicated and determined using the following inputs:

	Fair Values as of the end of 2022				Fair Values as of the end of 2021
	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level I)	(Level II)	(Level III)	Total	(Level I)	(Level II)	(Level III)	Total
Assets
Deferred compensation plan (1)	$31.5	$—	$—	$31.5	$44.7	$—	$—	$44.7
Derivatives (2)	—	18.0	—	18.0	—	0.1	—	0.1
Contingent consideration (3)	—	—	3.1	3.1	—	—	—	—
Total assets measured at fair value	$31.5	$18.0	$3.1	$52.6	$44.7	$0.1	$—	$44.8
Liabilities
Deferred compensation plan (1)	$31.5	$—	$—	$31.5	$44.7	$—	$—	$44.7
Derivatives (2)	—	0.2	—	0.2	—	0.2	—	0.2
Contingent consideration (3)	—	—	—	—	—	—	12.8	12.8
Total liabilities measured at fair value	$31.5	$0.2	$—	$31.7	$44.7	$0.2	$12.8	$57.7
(1)Represents a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees included in Other non-current assets and Other non-current liabilities on our Consolidated Balance Sheets. The plan is invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets.
(2)Represents forward currency exchange contracts and a Treasury Rate Lock contract that are included in Other current assets and Other current liabilities on our Consolidated Balance Sheets.
(3)Represents arrangements to receive payments from buyers of our divested companies or pay former owners of acquired companies that are included in Other current and non-current assets or Other current liabilities on our Consolidated Balance Sheets. The fair values are estimated using scenario-based methods based upon estimated future milestones.
Derivative assets include a Treasury Rate Lock contract and a foreign currency exchange contract, both related to the pending acquisition of Transporeon.
The Treasury Rate Lock contract is a cash flow hedge with gains or losses reported as a component of other comprehensive income and subsequently amortized to interest expense over the term of the associated debt. At the end of 2022, the notional amount of the interest rate-lock contract was $400.0 million, and the fair value of the contract was $7.2 million.
The foreign currency exchange contract is to economically hedge the euro-denominated purchase price of Transporeon. The gains or losses are recognized in other income (expense), net. The notional amount of the foreign currency exchange contract was $1,999.4 million, and the fair value of this contract was $10.4 million.
Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $1.5 billion and $1.4 billion at the end of 2022 and 2021.
The fair value of the senior notes was determined based on observable market prices in less active markets and is categorized accordingly as Level II. The fair values do not indicate the amount we would currently have to pay to extinguish any of this debt.

NOTE 11: DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during 2022 and 2021 were as follows:

	2022	2021
(In millions)
Beginning balance of the period	$631.8	$613.8
Revenue recognized from prior year-end	(511.5)	(533.8)
Billings net of revenue recognized from current year	617.3	551.8
Ending balance of the period	$737.6	$631.8
Remaining Performance Obligations
At the end of 2022, approximately $1.6 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.2 billion or 72% of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.
NOTE 12: INCOME TAXES
Income before taxes and the provision (benefit) for taxes consisted of the following:

	2022	2021	2020
(In millions)
Income before taxes:
United States	$117.7	$144.0	$24.7
Foreign	451.4	430.6	370.3
Total	$569.1	$574.6	$395.0

Provision (benefit) for taxes:
U.S. Federal:
Current	$98.4	$27.1	$(5.8)
Deferred	(97.7)	(22.9)	(16.3)
	0.7	4.2	(22.1)
U.S. State:
Current	12.6	5.6	0.8
Deferred	(5.0)	(2.5)	7.1
	7.6	3.1	7.9
Foreign:
Current	48.4	76.0	62.2
Deferred	62.7	(1.5)	(43.6)
	111.1	74.5	18.6
Income tax provision	$119.4	$81.8	$4.4
Effective tax rate	21.0%	14.2%	1.1%

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) as a percentage of income before taxes (“effective tax rate”) was as follows:

	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in tax rate resulting from:
Foreign income taxed at different rates	4.4%	0.5%	1.7%
Change in valuation allowance	—%	—%	2.0%
U.S. State income taxes	1.0%	1.1%	0.5%
Stock-based compensation	1.8%	1.7%	1.5%
Excess tax benefit related to stock-based compensation	(0.6)%	(2.5)%	(1.5)%
Other U.S. taxes on foreign operations	(3.5)%	(1.6)%	(1.0)%
U.S. Federal research and development credits	(2.2)%	(2.1)%	(2.3)%
Tax reserve releases	(1.8)%	(2.1)%	(4.8)%
Intellectual property restructuring and tax law changes	—%	(2.5)%	(16.2)%
Other	0.9%	0.7%	0.2%
Effective tax rate	21.0%	14.2%	1.1%
Our effective income tax rates for 2022 and 2021 were 21.0% and 14.2%. The effective income tax rate in 2022 increased compared to 2021 primarily due to a one-time tax benefit recorded in 2021 related to the revaluation of the Netherlands deferred tax assets mentioned below and lower stock-based compensation deductions during 2022.
In December 2021, due to a change in the Netherlands tax law, the statutory tax rate was increased from 25.0% to 25.8% effective January 1, 2022. As a result, we recorded a one-time tax benefit of $14.4 million in 2021 due to the revaluation of the Netherlands deferred tax assets.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

At the End of Year	2022	2021
(In millions)
Deferred tax liabilities:
Global intangible low-taxed income	$137.8	$207.6
Purchased intangibles	121.1	115.8
Operating lease right-of-use assets	29.0	33.5
Other	16.1	12.7
Total deferred tax liabilities	304.0	369.6

Deferred tax assets:
Depreciation and amortization	400.0	474.9
Capitalized research and development	67.5	6.9
Operating lease liabilities	32.8	36.4
U.S. tax credit carryforwards	25.6	25.8
Expenses not currently deductible	30.9	43.7
Foreign net operating loss carryforwards	15.3	18.0
Stock-based compensation	13.8	13.9
U.S. net operating loss carryforwards	4.7	5.8
Other	36.6	28.8
Total deferred tax assets	627.2	654.2
Valuation allowance	(42.6)	(45.7)
Total deferred tax assets	584.6	608.5
Total net deferred tax assets	$280.6	$238.9

Reported as:
Non-current deferred income tax assets	$438.4	$502.0
Non-current deferred income tax liabilities	(157.8)	(263.1)
Net deferred tax assets	$280.6	$238.9
At the end of 2022, we have U.S. federal and foreign net operating loss carryforwards, or NOLs, of approximately $9.8 million and $82.4 million, respectively. The U.S. federal NOLs will begin to expire in 2026. There is generally no expiration for the foreign NOLs. Utilization of our U.S. federal NOLs is subject to annual limitations in accordance with the applicable tax code. We have determined that it is more likely than not that we will not realize a portion of the foreign NOLs and, accordingly, a valuation allowance has been established for such amount.
We have California research and development credit carryforwards of approximately $33.6 million, which have an indefinite carryforward period. We believe that it is more likely than not that we will not realize a significant portion of the California research and development credit carryforwards and, accordingly, a valuation allowance has been established for such amount.
As a result of the Tax Act, we can repatriate foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences. We reinvested a large portion of our undistributed foreign earnings in acquisitions and other investments and intend to bring back a portion of foreign cash that was subject to the transition tax and the global intangible low-taxed income tax. During 2022, we repatriated $350.3 million of our foreign earnings to the U.S.

The total amount of unrecognized tax benefits at the end of 2022 was $76.5 million. A reconciliation of gross unrecognized tax benefits was as follows:

	2022	2021	2020
(In millions)
Beginning balance	$64.2	$64.1	$71.6
Increase related to current year tax positions	23.0	9.6	8.0
(Decrease) increase related to prior years' tax positions	(0.7)	1.3	(0.4)
Settlement with taxing authorities	—	(1.3)	(0.5)
Lapse of statute of limitations	(10.0)	(9.5)	(14.6)
Ending balance	$76.5	$64.2	$64.1
Total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $51.6 million and $42.3 million at the end of 2022 and 2021.
We and our subsidiaries are subject to U.S. federal, state, and foreign income taxes. Our tax years are substantially closed for all U.S. federal and state income taxes for audit purposes through 2015. Non-U.S. income tax matters have been concluded for years through 2008. We are currently in various stages of multiple year examinations from state and foreign (multiple jurisdictions) taxing authorities. While we generally believe it is more likely than not that our tax positions will be sustained, it is reasonably possible that future obligations related to these matters could arise. We believe that our reserves are adequate to cover any potential assessments that may result from the examinations and negotiations.
Although timing of the resolution and/or closure of audits is not certain, we do not believe that our gross unrecognized tax benefits would materially change in the next twelve months.
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Our liability for unrecognized tax benefits including interest and penalties was recorded in Other non-current liabilities on our Consolidated Balance Sheets. At the end of 2022 and 2021, we accrued $8.4 million and $9.2 million for interest and penalties.
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
NOTE 13: EMPLOYEE STOCK BENEFIT PLANS
Amended and Restated 2002 Stock Plan
In May 2020, our stockholders approved an amendment to the 2002 Stock Plan to increase the number of shares of common stock available for issuance by 18.0 million shares. As such, our Amended and Restated 2002 Stock Plan provides for the granting of incentive and non-statutory stock options and Restricted Stock Units (“RSUs”) for up to 92.6 million shares. At the end of 2022, the remaining number of shares available for grant under the 2002 stock plan was 17.6 million.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in our Consolidated Statements of Income for the periods indicated:

	2022	2021	2020
(In millions)
Restricted stock units	$108.7	$110.5	$73.2
Stock options	1.1	1.3	1.5
ESPP	10.6	10.8	8.3
Total stock-based compensation expense	$120.4	$122.6	$83.0

Stock-based compensation expense was allocated as follows:

	2022	2021	2020
(In millions)
Cost of sales	$12.6	$9.5	$6.7
Research and development	28.0	29.5	22.1
Sales and marketing	24.6	21.5	16.2
General and administrative	55.2	62.1	38.0
Total stock-based compensation expense	$120.4	$122.6	$83.0
At the end of 2022, total unamortized stock-based compensation expense was $186.9 million, with a weighted-average recognition period of 1.9 years.
Restricted Stock Units
We grant RSUs containing only service conditions and RSUs containing a combination of service, performance, and market conditions (“PSUs”). RSUs containing only service conditions typically vest ratably over a three- to four-year service period. PSUs are granted to executive officers and other senior employees and vest after a two- to three-year service period.
The fair value at the grant date is determined by (a) the closing price of our common stock for awards containing only service or both service and performance conditions, or (b) the Monte Carlo valuation model for awards containing both service and market conditions.
For PSUs, the number of shares received at vesting will range from 0% to 200% of the target grant amount based on either market conditions or performance conditions. Market conditions consider our relative total stockholder return (“TSR”) of our common stock as compared to the TSR of the constituents of the S&P 500 over the vesting period. Performance conditions consider the achievement of our financial results over the vesting period.

	2022 Restricted Stock Units Outstanding
	Number of Units (1)	Weighted Average Grant-Date Fair Value per Share
(In millions, except for per share data)
Outstanding at the beginning of year	4.3	$56.96
Granted (2)	2.3	73.32
Shares vested, net (2)	(1.9)	52.21
Canceled and forfeited	(0.7)	63.02
Outstanding at the end of year	4.0	$67.32
(1)    Includes 0.3 million PSUs granted, 0.5 million PSUs vested, 0.3 million PSUs cancelled and forfeited, and 0.6 million PSUs outstanding at the end of the year.
(2)    Excludes approximately 0.1 million PSUs related to achievement above target levels at the vesting date.
The weighted-average grant date fair value of all RSUs granted during 2022, 2021, and 2020 was $73.32, $78.44, and $42.50 per share. The fair value of all RSUs vested during 2022, 2021, and 2020 was $108.3 million, $81.4 million, and $78.0 million.
Employee Stock Purchase Plan
We have an ESPP under which our stockholders have approved an aggregate of 39.0 million shares of common stock for issuance to eligible employees. The fair value at the grant date is based on the Black-Scholes valuation model. The plan permits eligible employees to purchase common stock through payroll deductions at 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period, which is six months. Rights to purchase shares are granted during the first and third quarter of each year. The ESPP terminates on March 15, 2027. In 2022, 2021, and 2020, 0.6 million, 0.6 million, and 0.8 million shares were issued, representing $34.7 million, $33.4 million, and $26.9 million in cash received for the issuance of stock under the ESPP. At the end of 2022, the number of shares reserved for future purchases was 5.4 million.
NOTE 14: COMMON STOCK REPURCHASE
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
During 2022, 2021, and 2020, we repurchased approximately 6.0 million, 2.1 million, and 1.9 million shares of common stock in open market purchases under our 2017 and 2021 Stock Repurchase Programs, at an average price of $65.90, $85.75, and $43.40 per share, for a total of $394.7 million, $180.0 million, and $81.6 million. At the end of 2022, the 2021 Stock Repurchase Program had remaining authorized funds of $215.3 million.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital, based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. As a result of the 2022 repurchases, retained earnings was reduced by $347.0 million in 2022. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes.
Because of the additional outstanding indebtedness we have and expect to incur in connection with the pending Transporeon acquisition, we have temporarily discontinued our share repurchases. See Note 3 “Acquisition and Divestitures” of this report for future information regarding our intended acquisition of Transporeon.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Trimble Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trimble Inc. (the Company) as of December 30, 2022 and December 31, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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
February 17, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Trimble Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Trimble Inc.’s internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trimble Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2022, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the businesses acquired in 2022, which are included in the 2022 consolidated financial statements of the Company and constituted less than 1% of tangible assets and net assets as of December 30, 2022, and less than 1% of revenues and net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the businesses acquired in 2022.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2022 and December 31, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2022, and the related notes and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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
February 17, 2023

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
Our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). We have excluded from our evaluation of the internal control over financial reporting the businesses acquired in 2022, which are included in the December 30, 2022 consolidated financial statements and constituted less than 1% of tangible assets and net assets, respectively, as of December 30, 2022, and less than 1% of revenue and net income, respectively, for the year then ended. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective at the end of 2022.
The effectiveness of our internal control over financial reporting at the end of 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
If any substantive amendments to the Business Ethics and Conduct Policy are made or any waivers are granted, including any implicit waiver, from a provision of the Business Ethics and Conduct Policy, to its Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on our website at www.trimble.com or in a report on Form 8-K. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file or furnish with the SEC, and any reference to these websites are intended to be inactive textual references only.
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
(2) Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this report.
(3) Exhibits
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this report.
Item 16. Form 10-K Summary.
None.

INDEX TO EXHIBITS

Exh. No.	Description of Exhibit	Filed herewith or incorporated by reference to:
2.1 *	Sale and Purchase Agreement, dated December 11, 2022, by and among the Company, Trimble Trailblazer GmbH and Spider Investments Luxembourg S.à r.l.	Exh. 2.1 to Form 8-K/A filed Dec. 21, 2022
3.1	Certificate of Incorporation of Trimble Inc.	Exh. 3.1 to Form 8-K filed Oct. 3, 2016
3.2	Amended and Restated By-Laws of Trimble Inc. (effective October 1, 2020)	Exh. 3.1 to Form 8-K filed Sep. 30, 2020
4.1	Form of Common Stock Certificate of Trimble Inc.	Exh. 4.1 to Form 8-K filed Oct. 3, 2016
4.2	Description of Securities of Trimble Inc.	Exh. 4.2 to Form 10-K filed Feb. 28, 2020
4.3(A)	Indenture, dated as of October 30, 2014, between the Company and U.S. Bank National Association	Exh. 4.2 to Form S-3 filed Oct. 30, 2014
4.3(B)	First Supplemental Indenture, dated November 24, 2014, between the Company and U.S. Bank National Association (which includes Form of 4.750% Senior Note due 2024)	Exh. 4.1 to Form 8-K filed Nov. 24, 2014
4.3(C)	Second Supplemental Indenture, dated October 1, 2016, between the Company and U.S. Bank National Association	Exh. 4.2 to Form 8-K filed Oct. 3, 2016
4.3(D)	Third Supplemental Indenture, dated June 15, 2018, between the Company and U.S. Bank National Association (which includes Form of 4.150% Senior Note due 2023 and Form of 4.900% Senior Note due 2028)	Exh. 4.1 to Form 8-K filed June 15, 2018
10.1(A)	Lease dated May 11, 2005 between the Company and Carr America Realty Operating Partnership, L.P.	Exh. 10.17 to Form 10-K filed Mar. 10, 2006
10.1(B)	First Amendment to Lease between the Company and Carr NP Properties, LLC	Exh. 10.23 to Form 10-K filed Mar. 1, 2011
10.1(C)	Second Amendment to Lease between the Company and Wilson Oakmead West, LLC (successor in interest to Carr NP Properties, LLC)	Exh. 10.6 to Form 10-Q filed Aug. 8, 2017
10.2(A)
Credit Agreement, dated March 24, 2022, by and among Trimble Inc., the borrowing subsidiaries from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.
Exh. 10.1 to Form 8-K filed Mar. 30. 2022
10.2(B)	364-Day Bridge Facility Commitment Letter, dated December 11, 2022, by and among the Company, BofA Securities, Inc. and Bank of America, N.A.	Exh. 10.1 to Form 8-K filed Dec. 12, 2022
10.2(C)	Term Loan Credit Agreement, dated December 27, 2022, by and among Trimble Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.	Exh. 10.1 to Form 8-K filed Dec. 30, 2022
10.2(D)	Amendment No. 1 to Credit Agreement, dated as of December 27, 2022, entered into among Trimble Inc., the lenders party thereto and Bank of America, N.A., as administrative agent.	Exh. 10.2 to Form 8-K filed Dec. 30, 2022
10.3+	Form of Indemnification Agreement between the Company and its officers and directors	Exh. 10.1 to Form 8-K filed Nov. 15, 2017
10.4+	Board of Directors Compensation Policy as amended February 22, 2022	Exh. 10.1 to Form 8-K filed Feb. 28, 2022
10.5+	Incentive Compensation Recoupment Policy	Exh. 99.1 to Form 8-K filed May 8, 2017
10.6+	Deferred Compensation Plan, as amended August 26, 2020	Exh. 10.2 to Form 10-Q filed Nov. 6, 2020
10.7+	Age and Service Equity Vesting Program, as amended August 6, 2021	Exh. 10.1 to Form 10-Q filed Nov. 4, 2021
10.8(A)+	Employee Stock Purchase Plan, as amended March 13, 2017	App. B of Form DEF 14A filed Mar. 23, 2017
10.8(B)+	Employee Stock Purchase Plan - Form of global subscription agreement	Exh. 10.5 to Form 10-Q filed Nov. 10, 2015
10.9(A)+	2002 Stock Plan, as amended April 6, 2020	App. B of Form DEF 14A filed Apr. 15, 2020
10.9(B)+	2002 Stock Plan - Form of stock option agreement (U.S. directors)	Exh. 10.2 to Form 10-Q filed Nov. 7, 2014
10.9(C)+	2002 Stock Plan - Form of stock option agreement (non-U.S. directors)	Exh. 10.3 to Form 10-Q filed Nov. 7, 2014
10.9(D)+	2002 Stock Plan - Form of global stock option agreement (officers)	Exh. 10.1 to Form 10-Q filed Nov. 10, 2015
10.9(E)+	2002 Stock Plan - Form of global restricted stock unit award agreement	Exh. 10.2 to Form 10-Q filed Nov. 10, 2015
10.9(F)+	2002 Stock Plan - Form of global performance restricted stock unit award agreement	Exh. 10.6 to Form 10-Q filed Nov. 10, 2015

10.9(G)+	2002 Stock Plan - Form of global restricted stock unit award agreement (officers)	Exh. 10.30 to Form 10-K filed Feb. 24, 2017
10.9(H)+	2002 Stock Plan - Form of global performance stock unit award agreement (Operating Income/Revenue)	Exh. 10.4 to Form 10-Q filed Aug. 8, 2017
10.9(I)+	2002 Stock Plan - Form of global performance stock unit award agreement (Total Stockholder Return)	Exh. 10.5 to Form 10-Q filed Aug. 8, 2017
10.9(J)+	2002 Stock Plan - Form of global performance stock unit award agreement (officers)	Exh. 10.1 to Form 10-Q filed Aug. 2, 2019
10.9(K)+	2002 Stock Plan - Performance stock option agreement between the Company and Rob Painter issued January 4, 2020	Exh. 10.9(K) to Form 10-K filed Feb. 28, 2020
10.9(L)+	2002 Stock Plan - Form of performance stock unit award agreement (officers, TSR-based)	Exh. 10.2 to Form 10-Q filed Aug. 7, 2020
10.9(M)+	2002 Stock Plan - Form of performance stock unit award agreement (ARR-based)	Exh. 10.1 to Form 10-Q filed Aug. 9, 2021
10.9(N)+	2002 Stock Plan - Form of performance stock unit award agreement (TSR-based, 2021 revision)	Exh. 10.2 to Form 10-Q filed Aug. 9, 2021
10.9(O)+	2002 Stock Plan - Form of performance stock unit award agreement (TSR-ARR-ESG)	Exh. 10.1 to Form 10-Q filed May 5, 2022
10.10+	Trimble OneBonus Plan Description	Exh. 10.1 to Form 8-K filed Feb. 25, 2021
10.11+
Form of Change in Control Severance Agreement between the Company and certain Company officers, together with a schedule identifying material differences in the agreements entered into with specific officers
Exh. 10.1 to Form 10-Q filed Aug. 8, 2017
10.12+	Form of Executive Severance Agreement between the Company and certain Company officers, together with a schedule identifying material differences in the agreements entered into with specific officers	Exh. 10.2 to Form 10-Q filed Aug. 8, 2017
10.13+	Change in Control Severance Agreement between the Company and Steven W. Berglund dated February 20, 2019	Exh. 10.1 to Form 10-K filed Feb. 22, 2019
10.14+	Executive Severance Agreement between the Company and Steven W. Berglund dated February 20, 2019	Exh. 10.2 to Form 10-K filed Feb. 22, 2019
10.15+	Change in Control Severance Agreement between the Company and Robert G. Painter dated January 4, 2020	Exh. 10.15 to Form 10-K filed Feb. 26, 2021
10.16+	Executive Severance Agreement between the Company and Robert G. Painter dated January 4, 2020	Exh. 10.16 to Form 10-K filed Feb. 26, 2021
21.1	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (included on signature page herein)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101++	The following financial statements from this Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104++	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL
*    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to supplementally furnish an unredacted copy of this exhibit to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, to the extent so furnished.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report of this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE INC.
By:	/S/ ROBERT G. PAINTER
Robert G. Painter, President and Chief Executive Officer
February 17, 2023

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ ROBERT G. PAINTER Robert G. Painter	President, Chief Executive Officer, Director	February 17, 2023

/s/ DAVID G. BARNES David G. Barnes	Chief Financial Officer (Principal Financial Officer)	February 17, 2023

/s/ JULIE A. SHEPARD Julie A. Shepard	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2023

/s/ STEVEN W. BERGLUND Steven W. Berglund	Director	February 17, 2023

/s/ JAMES C. DALTON James C. Dalton	Director	February 17, 2023

/s/ BORJE EKHOLM Börje Ekholm	Director	February 17, 2023

/s/ ANN FANDOZZI Ann Fandozzi	Director	February 17, 2023

/s/ KAIGHAM (KEN) GABRIEL Kaigham (Ken) Gabriel	Director	February 17, 2023

/s/ MEAGHAN LLOYD Meaghan Lloyd	Director	February 17, 2023

/s/ SANDRA MACQUILLAN Sandra MacQuillan	Director	February 17, 2023

/s/ MARK S. PEEK Mark S. Peek	Director	February 17, 2023

/s/ THOMAS W. SWEET Thomas W. Sweet	Director	February 17, 2023

/s/ JOHAN WIBERGH Johan Wibergh	Director	February 17, 2023