Form 10-Q
period 2023-03-31
TRIMBLE INC.
filed 2023-05-03
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____
Commission file number: 001-14845

TRIMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2802192 (I.R.S. Employer Identification Number)
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
As of April 28, 2023, there were 247,746,800 shares of Common Stock, par value $0.001 per share, outstanding.

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
•the pace at which our dealers work through their inventories;
•our expectation that inventory levels will normalize as the impact of dealer inventories moving towards lower levels due to improved product lead times and macroeconomic concerns stabilize;
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
•any anticipated benefits to us from our acquisitions, including the Transporeon acquisition, and our ability to successfully integrate the acquired businesses;
•the impact of indebtedness we incurred in connection with the acquisition of Transporeon on our results of operations and financial condition;
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
The forward-looking statements regarding future events and the future results of Trimble Inc. (“the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate, and the beliefs and assumptions of our management. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in this report under the section entitled “Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Form 10-K for 2022 (the “2022 Form 10-K”) and in other reports we file with the SEC, each as it may be amended from time to time. These forward-looking statements are made as of the date of this report. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.

TRIMBLE INC.
FORM 10-Q for the Quarter Ended March 31, 2023

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	First Quarter of	Year End
	2023	2022
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,038.1	$271.0
Accounts receivable, net	578.8	643.3
Inventories	409.4	402.5
Other current assets	212.6	201.4
Total current assets	2,238.9	1,518.2
Property and equipment, net	215.1	219.0
Operating lease right-of-use assets	113.2	121.2
Goodwill	4,176.6	4,137.9
Other purchased intangible assets, net	484.3	498.1
Deferred income tax assets	432.4	438.4
Other non-current assets	352.4	336.2
Total assets	$8,012.9	$7,269.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$300.0	$300.0
Accounts payable	166.5	175.5
Accrued compensation and benefits	130.8	159.4
Deferred revenue	659.3	639.1
Other current liabilities	224.3	188.1
Total current liabilities	1,480.9	1,462.1
Long-term debt	1,786.9	1,220.0
Deferred revenue, non-current	101.5	98.5
Deferred income tax liabilities	119.9	157.8
Income taxes payable	40.9	40.9
Operating lease liabilities	99.6	105.1
Other non-current liabilities	138.0	134.4
Total liabilities	3,767.7	3,218.8
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 247.4 and 246.9 shares issued and outstanding at the end of the first quarter of 2023 and year end 2022	0.2	0.2
Additional paid-in-capital	2,107.5	2,054.9
Retained earnings	2,355.9	2,230.0
Accumulated other comprehensive loss	(218.4)	(234.9)
Total stockholders' equity	4,245.2	4,050.2
Total liabilities and stockholders' equity	$8,012.9	$7,269.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter of
(In millions, except per share amounts)	2023	2022
Revenue:
Product	$434.4	$566.8
Subscription and services	481.0	426.9
Total revenue	915.4	993.7
Cost of sales:
Product	216.2	306.9
Subscription and services	115.4	114.7
Amortization of purchased intangible assets	23.0	22.5
Total cost of sales	354.6	444.1
Gross margin	560.8	549.6
Operating expense:
Research and development	159.3	140.3
Sales and marketing	135.4	131.9
General and administrative	110.7	101.5
Restructuring	6.7	6.9
Amortization of purchased intangible assets	11.7	12.1
Total operating expense	423.8	392.7
Operating income	137.0	156.9
Non-operating income (expense), net:
Interest expense, net	(19.7)	(16.0)
Income from equity method investments, net	11.4	9.7
Other income (expense), net	31.9	(12.1)
Total non-operating income (expense), net	23.6	(18.4)
Income before taxes	160.6	138.5
Income tax provision	31.8	28.2
Net income	$128.8	$110.3
Earnings per share:
Basic	$0.52	$0.44
Diluted	$0.52	$0.44
Shares used in calculating earnings per share:
Basic	247.2	250.8
Diluted	248.7	252.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter of
	2023	2022
(In millions)
Net income	$128.8	$110.3
Foreign currency translation adjustments, net of tax	19.7	(2.2)
Net change related to derivatives and other, net of tax	(3.2)	—
Comprehensive income	$145.3	$108.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2022	246.9	$0.2	$2,054.9	$2,230.0	$(234.9)	$4,050.2
Net income	—	—	—	128.8	—	128.8
Other comprehensive income	—	—	—	—	16.5	16.5
Issuance of common stock under employee plans, net of tax withholdings	0.5	—	16.9	(2.9)	—	14.0
Stock-based compensation	—	—	35.7	—	—	35.7
Balance at the end of the first quarter of 2023	247.4	$0.2	$2,107.5	$2,355.9	$(218.4)	$4,245.2

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2021	250.9	$0.3	$1,935.6	$2,170.5	$(161.7)	$3,944.7
Net income	—	—	—	110.3	—	110.3
Other comprehensive loss	—	—	—	—	(2.2)	(2.2)
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	15.2	(17.6)	—	(2.4)
Stock repurchases	(1.5)	—	(11.8)	(92.9)	—	(104.7)
Stock-based compensation	—	—	42.2	—	—	42.2
Balance at the end of the first quarter of 2022	250.1	$0.3	$1,981.2	$2,170.3	$(163.9)	$3,987.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter of
(In millions)	2023	2022
Cash flow from operating activities:
Net income	$128.8	$110.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9.8	10.0
Amortization expense	34.7	34.6
Deferred income taxes	(33.8)	(16.8)
Stock-based compensation	33.5	28.3
Change in fair value of derivatives	(26.9)	(0.1)
Other, net	(0.9)	16.8
(Increase) decrease in assets:
Accounts receivable, net	62.1	(34.6)
Inventories	(11.1)	(42.7)
Other current and non-current assets	(6.2)	(14.6)
Increase (decrease) in liabilities:
Accounts payable	(9.1)	7.8
Accrued compensation and benefits	(26.5)	(75.6)
Deferred revenue	19.5	73.3
Other current and non-current liabilities	34.8	56.3
Net cash provided by operating activities	208.7	153.0
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(33.3)	—
Purchases of property and equipment	(6.4)	(14.5)
Other, net	12.0	1.1
Net cash used in investing activities	(27.7)	(13.4)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	14.0	(2.4)
Repurchases of common stock	—	(104.7)
Proceeds from debt and revolving credit lines	1,097.1	118.8
Payments on debt and revolving credit lines	(523.4)	(118.8)
Other, net	(4.3)	(2.6)
Net cash provided by (used in) financing activities	583.4	(109.7)
Effect of exchange rate changes on cash and cash equivalents	2.7	1.6
Net increase in cash and cash equivalents	767.1	31.5
Cash and cash equivalents - beginning of period	271.0	325.7
Cash and cash equivalents - end of period	$1,038.1	$357.2
See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. OVERVIEW AND ACCOUNTING POLICIES
Basis of Presentation
The Condensed Consolidated Financial Statements include our results of our consolidated subsidiaries. Intercompany accounts and transactions have been eliminated.
We use a 52- to 53-week year ending on the Friday nearest to December 31. Both 2023 and 2022 are 52-week years. The first quarter of 2023 and 2022 ended on March 31, 2023 and April 1, 2022. Unless otherwise stated, all dates refer to these periods.
Use of Estimates
We prepared our interim Condensed Consolidated Financial Statements that accompany these notes in conformity with U.S. GAAP, consistent in all material respects with those applied in our Form 10-K filed with the U.S. Securities and Exchange Commission on February 17, 2023 (the “2022 Form 10-K”).
The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with our 2022 Form 10-K that includes additional information about our significant accounting policies and the methods and assumptions used in our estimates.
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
Change in Presentation
During the first quarter of 2023, we changed the presentation of revenue and cost of sales in the Condensed Consolidated Statements of Income. This change was made to better reflect our Connect and Scale strategy and business model evolution with a continued shift toward a more significant mix of recurring revenues, which includes subscription, maintenance and support, and term licenses. As such, we revised our presentation, including (a) the combination of subscription and services into one line item, and (b) moving term licenses from product to subscription and services. The subscription and services line item is more aligned with our performance measures, how we manage our business, and is helpful to investors and others to better understand our results.
Previously, we presented revenue and cost of sales on three lines as follows:
•product, which included hardware and software licenses (both perpetual and term licenses);
•service, which included hardware and software maintenance and support and professional services;
•subscription, which included Software as a Service (“SaaS”), data, and hosting services.
The revised categories are as follows:
•product, which includes hardware and perpetual software licenses;
•subscription and services, which includes SaaS, data, and hosting services, as well as term licenses, hardware and software maintenance and support, and professional services.
Prior period amounts have been revised to conform to the current period presentation. This change in presentation did not affect the total revenue or total cost of sales. The effect of the change on the Condensed Consolidated Statements of Income for the first quarter of 2022 was as follows:

	First Quarter of 2022
(In millions)
	As Previously Reported	Effect of Change in Presentation	As Reported Herein
Revenue:
Product	$621.6	$(54.8)	$566.8
Subscription and services	—	426.9	426.9
Service	161.1	(161.1)	—
Subscription	211.0	(211.0)	—
Total revenue	$993.7	$—	$993.7

Cost of sales:
Product	$308.4	$(1.5)	$306.9
Subscription and services	—	114.7	114.7
Service	63.3	(63.3)	—
Subscription	49.9	(49.9)	—
Amortization of purchased intangible assets	22.5	—	22.5
Total cost of sales	$444.1	$—	$444.1
Recently issued Accounting Pronouncements not yet Adopted
There are no recently issued accounting pronouncements applicable to us not yet adopted.
Recently Adopted Accounting Pronouncements
There are no recently adopted accounting pronouncements.
NOTE 2. COMMON STOCK REPURCHASE
In August 2021, our Board of Directors approved a new stock repurchase program (“2021 Stock Repurchase Program”), authorizing up to $750.0 million in repurchases of our common stock. The 2021 Stock Repurchase Program’s authorization does not have an expiration date.
Under the 2021 Stock Repurchase Program, we may repurchase stock from time to time through open market transactions, privately-negotiated transactions, accelerated stock repurchase plans, or by other means. The timing and actual number of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available uses of capital, applicable legal requirements, and other factors. The 2021 Stock Repurchase Program may be suspended, modified, or discontinued at any time at the Company’s discretion without notice. At the end of the first quarter of 2023, the 2021 Stock Repurchase Program had remaining authorized funds of $215.3 million.
During the first quarter of 2022, we repurchased approximately 1.5 million shares of common stock in open market purchases at an average price of $68.49 per share for a total of $104.7 million under the 2021 Stock Repurchase Program.
Because of the additional outstanding indebtedness we incurred in connection with the Transporeon acquisition, beginning in the fourth quarter of 2022, we have temporarily discontinued our stock repurchases. See Note 12 “Subsequent Events” of this report for information regarding our acquisition of Transporeon.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital, determined by the average book value per share of outstanding stock, calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes.

NOTE 3. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	First Quarter of 2023			Year End 2022
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$1,024.0	$(745.4)	$278.6	$1,004.8	$(722.7)	$282.1
Customer relationships	638.8	(439.8)	199.0	654.1	(445.9)	208.2
Trade names and trademarks	39.0	(33.6)	5.4	39.5	(32.7)	6.8
Distribution rights and other intellectual property	6.4	(5.1)	1.3	8.0	(7.0)	1.0
	$1,708.2	$(1,223.9)	$484.3	$1,706.4	$(1,208.3)	$498.1
The estimated future amortization expense of intangible assets at the end of the first quarter of 2023 was as follows:

(In millions)
2023 (Remaining)	$101.7
2024	111.8
2025	76.2
2026	70.0
2027	56.3
Thereafter	68.3
Total	$484.3
Goodwill
The changes in the carrying amount of goodwill by segment for the first quarter of 2023 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of year end 2022	$2,300.1	$382.1	$471.8	$983.9	$4,137.9
Additions due to acquisitions	22.5	—	—	—	22.5
Foreign currency translation and other adjustments	6.6	2.2	6.2	1.2	16.2
Balance as of the end of the first quarter of 2023	$2,329.2	$384.3	$478.0	$985.1	$4,176.6
NOTE 4. INVENTORIES
The components of inventory, net were as follows:

	First Quarter of	Year End
As of	2023	2022
(In millions)
Raw materials	$149.0	$154.9
Work-in-process	16.1	13.1
Finished goods	244.3	234.5
Total inventories	$409.4	$402.5
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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
First Quarter of 2023
Segment revenue	$399.5	$152.4	$208.6	$154.9	$915.4

Segment operating income	$113.3	$37.3	$79.1	$23.4	$253.1

First Quarter of 2022
Segment revenue	$397.6	$207.5	$229.9	$158.7	$993.7

Segment operating income	$120.7	$57.9	$75.1	$9.2	$262.9

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of the end of the First Quarter of 2023
Accounts receivable, net	$231.9	$126.8	$89.7	$130.4	$578.8
Inventories	94.0	149.7	106.0	59.7	409.4
Goodwill	2,329.2	384.3	478.0	985.1	4,176.6
As of Year End 2022
Accounts receivable, net	$305.1	$137.2	$79.2	$121.8	$643.3
Inventories	93.2	146.1	100.3	62.9	402.5
Goodwill	2,300.1	382.1	471.8	983.9	4,137.9
A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	First Quarter of
	2023	2022
(In millions)
Consolidated segment operating income	$253.1	$262.9
Unallocated general corporate expenses	(27.0)	(29.8)
Amortization of purchased intangible assets	(34.7)	(34.6)
Acquisition / divestiture items	(7.0)	(3.9)
Stock-based compensation / deferred compensation	(35.4)	(25.0)
Restructuring and other costs	(12.0)	(12.7)
Consolidated operating income	137.0	156.9
Total non-operating income (expense), net	23.6	(18.4)
Consolidated income before taxes	$160.6	$138.5

The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
First Quarter of 2023
North America	$249.8	$57.7	$54.9	$119.4	$481.8
Europe	94.2	52.2	99.1	22.3	267.8
Asia Pacific	48.1	32.4	16.0	6.6	103.1
Rest of World	7.4	10.1	38.6	6.6	62.7
Total segment revenue	$399.5	$152.4	$208.6	$154.9	$915.4
First Quarter of 2022
North America	$231.9	$83.4	$59.0	$124.1	$498.4
Europe	112.3	71.2	114.0	21.7	319.2
Asia Pacific	46.9	42.0	19.2	7.4	115.5
Rest of World	6.5	10.9	37.7	5.5	60.6
Total segment revenue	$397.6	$207.5	$229.9	$158.7	$993.7
Total revenue in the United States as included in the Condensed Consolidated Statements of Income was $437.5 million and $447.0 million for the first quarter of 2023 and 2022. No single customer or country other than the United States accounted for 10% or more of our total revenue.
NOTE 6. DEBT
Debt consisted of the following:

		First Quarter of		Year End
Instrument	Date of Issuance	2023		2022
(In millions)		Effective interest rate
Senior Notes:
Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$300.0	$300.0
Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
Senior Notes, 6.10%, due March 2033	March 2023	6.13%	800.0	—
Credit Facilities:
2022 Revolving Credit Facility, due March 2027	September 2022	5.54%	—	225.0
Unamortized discount and issuance costs			(13.1)	(5.0)
Total debt			$2,086.9	$1,520.0
Less: Short-term debt			300.0	300.0
Long-term debt			$1,786.9	$1,220.0
Debt Maturities
At the end of the first quarter of 2023, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2023 (Remaining)	$300.0
2024	400.0
2025	—
2026	—
2027	—
Thereafter	1,400.0
Total	$2,100.0
Senior Notes

All of our senior notes are unsecured obligations. Interest on the senior notes is payable semi-annually in June and December of each year, except for the interest on the 2033 Senior Notes payable in March and September (as next described). Additional details are unchanged from the information disclosed in Note 7, “Debt” of the 2022 Form 10-K.
2033 Senior Notes
In March 2023, we issued an aggregate principal amount of $800.0 million in senior notes (the “2033 Senior Notes”) that will mature in March 2033 and bear interest at a fixed rate of 6.1% per annum. The interest is payable semi-annually in March and September of each year, commencing in September 2023. The interest rate is subject to adjustment from time to time upon a rating agency downgrade or upgrade of the credit rating assigned to the 2033 Senior Notes. The 2033 Senior Notes were sold at 99.843% of the aggregate principal amount. The 2033 Senior Notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness.
Credit Facilities
Bridge Facility
On December 11, 2022, we entered into a bridge facility commitment letter (the “Bridge Facility”) in connection with the acquisition of Transporeon. Under the Bridge Facility, the lender committed to provide a term loan up to an aggregate amount of €1.88 billion. On December 27, 2022, the Bridge Facility was automatically reduced to €500 million upon entering into the 2022 Term Loan Agreement and the 2022 Credit Facility Amendment (as next described). On March 9, 2023, as a result of completing the issuance of the 2033 Senior Notes, the remaining €500 million was automatically terminated with no amounts having been drawn.
2022 Term Loan Credit Agreement
On December 27, 2022, we entered into a credit agreement (the “2022 Term Loan Credit Agreement”) providing for an unsecured delayed draw term loan facility in the aggregate principal amount of $1.0 billion, comprised of commitments for a 3-year tranche for $500.0 million and a 5-year tranche for $500.0 million.
The 2022 Term Loan Credit Agreement was entered into in connection with the acquisition of Transporeon. No amounts were drawn at the end of the first quarter of 2023. Additional details are unchanged from the information disclosed in Note 7, “Debt” of the 2022 Form 10-K.
2022 Credit Facility and Amendment
In March 2022, we entered into a credit agreement (the “2022 Credit Facility”) maturing in March 2027. The 2022 Credit Facility provides for a five-year, unsecured revolving credit facility in the aggregate principal amount of $1.25 billion, and permits us, subject to the satisfaction of certain conditions, to increase the commitments for revolving loans by an aggregate principal amount of up to $500.0 million. The interest rate and commitment fees are based on our current long-term, senior unsecured debt ratings, our leverage ratio, and certain specified sustainability targets. As of March 31, 2023, no amount was outstanding under the 2022 Credit Facility.
On December 27, 2022, we entered into an amendment to the 2022 Credit Facility (the “2022 Credit Facility Amendment”) that made $600.0 million of the existing commitments under the Credit Facility available for the acquisition of Transporeon and increased our maximum permitted leverage ratio following the closing of the acquisition.
For additional information related to debt issued in connection with the Transporeon acquisition on April 3, 2023, see Note 12 “Subsequent Events” of this report.
Uncommitted Facilities
At the end of the first quarter of 2023, we had two $75.0 million, one €100.0 million, and one £55.0 million revolving credit facilities, which are uncommitted (the “uncommitted facilities”). Generally, these uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet. As of March 31, 2023, no amounts were outstanding under the uncommitted facilities.
Covenants
The 2022 Term Loan Credit Agreement and 2022 Credit Facility, as amended, contain customary covenants including, among other requirements, limitations that restrict the Company’s and its subsidiaries’ ability to create liens and enter into sale and leaseback transactions, and restrictions on the ability of the subsidiaries to incur indebtedness. Further, both debt agreements contain financial covenants that require the maintenance of maximum leverage and minimum interest coverage ratios. At the end of the first quarter of 2023, we were in compliance with the covenants for each of our debt agreements.

NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes the fair values of financial instruments at fair value on a recurring basis for the periods indicated and determined using the following inputs:

	Fair Values as of the end of the First Quarter of 2023				Fair Values at the end of 2022
	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level I)	(Level II)	(Level III)	Total	(Level I)	(Level II)	(Level III)	Total
Assets
Deferred compensation plan (1)	$32.3	$—	$—	$32.3	$31.5	$—	$—	$31.5
Derivatives (2)	—	38.3	—	38.3	—	18.0	—	18.0
Contingent consideration (3)	—	—	1.9	1.9	—	—	3.1	3.1
Total assets measured at fair value	$32.3	$38.3	$1.9	$72.5	$31.5	$18.0	$3.1	$52.6

Liabilities
Deferred compensation plan (1)	$32.3	$—	$—	$32.3	$31.5	$—	$—	$31.5
Derivatives (2)	—	0.9	—	0.9	—	0.2	—	0.2
Total liabilities measured at fair value	$32.3	$0.9	$—	$33.2	$31.5	$0.2	$—	$31.7
(1)Represents a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees included in Other non-current assets and Other non-current liabilities on our Condensed Consolidated Balance Sheets. The plan is invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets.
(2)Represents forward currency exchange contracts, and for 2022, a treasury rate lock contract, all that are included in Other current assets and Other current liabilities on our Condensed Consolidated Balance Sheets.
(3)Represents arrangements to receive payments from buyers of our divested companies that are included in Other current and non-current assets on our Condensed Consolidated Balance Sheets. The fair values are estimated using scenario-based methods based upon estimated future milestones.
Derivative assets include foreign currency exchange contracts and a treasury rate lock contract, both related to the acquisition of Transporeon.
The foreign currency exchange contracts were economic hedges of the euro-denominated purchase price of Transporeon with gains recognized in other income (expense), net. The notional amounts were $2,021.3 million and $1,999.4 million, and the fair values were $38.0 million and $10.4 million at the end of the first quarter of 2023 and the end of 2022.
The treasury rate lock contract was a cash flow hedge settled during the first quarter of 2023 with net gains reported within other comprehensive income, which is being amortized to interest expense over the 10-year term of the associated debt. At the end of 2022, the notional amount was $400.0 million, and the fair value was $7.2 million.
Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $2.1 billion and $1.5 billion at the end of the first quarter of 2023 and the end of 2022.
The fair value of the senior notes was determined based on observable market prices in less active markets and is categorized accordingly as Level II. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.

NOTE 8. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during the first quarter of 2023 and 2022 were as follows:

	First Quarter of
(In millions)	2023	2022
Beginning balance of the period	$737.6	$631.8
Revenue recognized from prior year-end	(293.5)	(234.6)
Billings net of revenue recognized from current year	316.7	306.7
Ending balance of the period	$760.8	$703.9
Remaining Performance Obligations
At the end of the first quarter of 2023, approximately $1.6 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.2 billion or 72% of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.
NOTE 9. EARNINGS PER SHARE
Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period plus additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, restricted stock units, contingently issuable stock, and stock to be purchased under our employee stock purchase plan.
The following table shows the computation of basic and diluted earnings per share:

	First Quarter of
	2023	2022
(In millions, except per share amounts)
Numerator:
Net income	$128.8	$110.3
Denominator:
Weighted-average number of common shares used in basic earnings per share	247.2	250.8
Effect of dilutive securities	1.5	2.0
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	248.7	252.8

Basic earnings per share	$0.52	$0.44
Diluted earnings per share	$0.52	$0.44

Antidilutive weighted-average shares (1)	1.6	0.7
(1)    Antidilutive stock-based awards are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase diluted earnings per share.
NOTE 10. INCOME TAXES
For the first quarter, our effective income tax rate was 19.8%, as compared to 20.4% in the corresponding period in 2022. The decrease was primarily due to an increase in tax benefits from foreign-derived intangible income, partially offset by a one-time tax benefit from a deferred tax liability write-off in 2022.
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
Unrecognized tax benefits of $52.3 million and $51.6 million at the end of the first quarter of 2023 and at the end of 2022, if recognized, would favorably affect the effective income tax rate in future periods. At the end of the first quarter of 2023 and at the end of 2022, we accrued interest and penalties of $9.8 million and $8.4 million. Although the timing of the resolution and/or closure of audits is not certain, we do not believe that our gross unrecognized tax benefits would materially change in the next twelve months.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Commitments
At the end of the first quarter of 2023, we had unconditional purchase obligations of approximately $782.5 million. These unconditional purchase obligations primarily represent open non-cancellable purchase orders for material purchases with our vendors and investments in our platform associated with our Connect and Scale strategy.
Litigation
From time to time, we are involved in litigation arising in the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, that we or any of our subsidiaries is a party, or that any of our or our subsidiaries’ property is subject.
NOTE 12. SUBSEQUENT EVENTS
On April 3, 2023, we acquired all of the outstanding shares of Transporeon, in an all-cash transaction valued at approximately €1.9 billion or $2.1 billion. Transporeon, a Germany-based company, is a leading cloud-based transportation management software platform that connects key stakeholders across the industry lifecycle to positively impact the optimization of global supply chains, in alignment with our Connect and Scale strategy. We believe the acquisition will increase our international footprint and long-term Transportation opportunities. We also believe it will advance our sustainability strategy by reducing under-utilized carrier capacity and “empty miles”. Transporeon will be reported as part of our Transportation segment. We will include the financial results of Transporeon in our Consolidated Financial Statements beginning in the second quarter of 2023.
The purchase price has not yet been allocated to the underlying assets acquired and liabilities assumed. The allocation is pending third-party appraisals of intangible assets and the corresponding deferred taxes, as well as other asset and liability account balances. We anticipate that the majority of the purchase price will be allocated to goodwill and intangible assets.
The acquisition was funded through a combination of cash on hand and new debt as follow:
•In the first quarter, we issued $800.0 million of 2033 Senior Notes, which was used in part to fund the acquisition;
•Subsequent to the first quarter, on April 3, 2023, $1.2 billion of debt was drawn, including $1.0 billion of term loans under the 2022 Term Loan Credit Agreement and $225.0 million under the 2022 Credit Facility, as amended. The term loans include a 3-year tranche of $500.0 million and a 5-year tranche of $500.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first quarter of 2023. For a complete discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2022 Form 10-K.
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
•Strategic acquisitions;
•Venture fund investments; and
•Sustainability.
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $1,648.1 million, which represents growth of 12% year-over-year at the end of the first quarter of 2023. Excluding the impact of foreign currency, acquisitions, and divestitures, ARR organic growth was 13%. This shift toward recurring revenue has positively impacted our revenue mix and growth over time and is leading to improved visibility in our businesses. As our solutions have expanded, our go-to-market model has also evolved with a balanced mix between direct, distribution, and OEM customers as well as an increasing number of enterprise-level customer relationships. In our Resources and Utilities segment, we are currently in the process of further building out our agriculture independent dealer network.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we refer to organic revenue growth, which is a non-GAAP measure. For a full definition of ARR, organic ARR, and organic revenue growth as used in this discussion and analysis, refer to the “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” found later in this Item 2.
Impact of Recent Events on Our Business
Macroeconomic conditions, including geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine and related sanctions, exchange rate and interest rate volatility, and inflationary pressures, will continue to evolve globally. In the first quarter of 2023, our organic hardware sales declined and bookings moderated as dealers moved towards lower levels of inventories due to improved product lead times and macroeconomic concerns. Geospatial, Buildings and Infrastructure, and Resources and Utilities all had strong hardware sales in the prior year. Amid macroeconomic concerns, the greatest revenue decline was in Europe.
Supply Chain
Due to extended component lead times, we have made binding commitments over a longer horizon for certain components, and this has increased our inventory levels. Although we do expect inventory levels to normalize, macroeconomic conditions, including rising interest rates, could negatively impact the timing of inventory normalization.

Foreign Currency Fluctuations
We generate over half of our revenue from sales to customers outside of the U.S. In the first quarter of 2023, due to the strengthening of the U.S. dollar, year-over-year unfavorable foreign currency impacts on revenue and operating income were $15.7 million or 1% and $4.5 million or 3%.
Interest Rates Fluctuations
The global inflation rate has risen sharply, and interest rates are rising in an effort to curb inflation. These macroeconomic conditions have had and are expected to have a negative impact on our results of operations. Additionally, we may experience higher borrowing costs on variable-rate debt. In the second quarter of 2023, we borrowed $1.2 billion of variable-rate debt in conjunction with the Transporeon acquisition.
Acquisitions and Divestitures
We acquire businesses that align with our long-term growth strategies including our strategic product roadmap and, conversely, we divest certain business that no longer fit those strategies.
Subsequent to the first quarter of 2023, on April 3, 2023, we acquired all of the outstanding shares of Transporeon, in an all-cash transaction valued at approximately €1.9 billion or $2.1 billion. Transporeon, a Germany-based company, is a leading cloud-based transportation management software platform that connects key stakeholders across the industry lifecycle to positively impact the optimization of global supply chains, in alignment with our Connect and Scale strategy. Transporeon will be reported in our Transportation segment. We will include the financial results of Transporeon in our Consolidated Financial Statements beginning in the second quarter of 2023. See Note 12 “Subsequent Events” of this report for details.
RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	First Quarter of
	2023	2022	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$434.4	$566.8	$(132.4)	(23)%
Subscription and services	481.0	426.9	54.1	13%
Total revenue	$915.4	$993.7	$(78.3)	(8)%
Gross margin	$560.8	$549.6	$11.2	2%
Gross margin as a % of revenue	61.3%	55.3%
Operating income	$137.0	$156.9	$(19.9)	(13)%
Operating income as a % of revenue	15.0%	15.8%
Diluted earnings per share	$0.52	$0.44	$0.08	18%

Non-GAAP operating income (1)	$226.1	$233.1	$(7.0)	(3)%
Non-GAAP operating income as a % of revenue(1)	24.7%	23.5%
Non-GAAP diluted earnings per share (1)	$0.72	$0.73	$(0.01)	(1)%

Annualized Recurring Revenue (“ARR”) (1)	$1,648.1	$1,472.4	$175.7	12%

(1)    Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this report for definitions.

First Quarter of 2023 as Compared to 2022
Revenue

First Quarter of
Change versus the corresponding period in 2022	2023
% Change

Change in Total Revenue	(8)%
Acquisitions	1%
Divestitures	(5)%
Foreign currency exchange	(1)%
Organic growth - Total Revenue	(3)%
Organic revenue for the first quarter decreased due to reductions in dealer inventory levels as a result of improved product lead times and macroeconomic concerns. Geospatial, Buildings and Infrastructure, and Resources and Utilities all had strong hardware sales in the prior year. The decrease was offset by strong subscription and software term license sales for buildings businesses in Buildings and Infrastructure, and to a lesser extent, positioning services in Resources and Utilities, as evidenced by overall organic ARR growth of 13%.

First Quarter of
Change versus the corresponding period in 2022	2023
% Change

Change in Product Revenue	(23)%
Acquisitions	1%
Divestitures	(8)%
Foreign currency exchange	(1)%
Organic growth - Product Revenue	(15)%

Change in Subscription and Services Revenue	13%
Acquisitions	2%
Divestitures	(1)%
Foreign currency exchange	(2)%
Organic growth - Subscription and Services Revenue	14%
Organic product revenue decreased for the first quarter due to lower dealer demand for our hardware and related perpetual software, which impacted sales in Buildings and Infrastructure, Geospatial, and Resources and Utilities. Organic subscription and services revenue for the first quarter was up primarily due to strong growth in subscription and software term licenses in Buildings and Infrastructure, and to a lesser extent, Resources and Utilities.
Gross Margin
Despite a decline in revenue, gross margin and gross margin as a percentage of revenue increased for the first quarter due to an increased mix of higher margin software and subscription sales, including the divestiture of lower margin hardware businesses, declines in supply chain costs, and pricing increases.
Operating Income
Operating income decreased slightly for the first quarter primarily due to a decline in revenue and increased operating expense, partially offset by gross margin expansion. Operating expense increased primarily from higher research and development and general and administrative costs, including investments related to our Connect and Scale strategy.
Operating income as a percentage of revenue decreased for the first quarter primarily due to increased operating expense, partially offset by increased gross margin as a percentage of revenue.

Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

	First Quarter of
	2023	2022	Dollar Change	% Change
(In millions)
Research and development	$159.3	$140.3	$19.0	14%
Percentage of revenue	17.4%	14.1%
Sales and marketing	$135.4	$131.9	$3.5	3%
Percentage of revenue	14.8%	13.3%
General and administrative	$110.7	$101.5	$9.2	9%
Percentage of revenue	12.1%	10.2%
Total	$405.4	$373.7	$31.7	8%
R&D expense increased for the first quarter primarily due to higher compensation expense, including incentive compensation, partially offset by divestitures and favorable foreign currency impacts. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased slightly for the first quarter primarily due to higher travel and marketing costs, partially offset by divestitures and favorable foreign currency impacts.
G&A expense increased for the first quarter primarily due to higher donations and increased SaaS costs, partially offset by bad debt expense associated with Russia recorded in the prior year.
Amortization of Purchased Intangible Assets

	First Quarter of
	2023	2022	Dollar Change	% Change
(In millions)
Cost of sales	$23.0	$22.5	$0.5	2%
Operating expenses	11.7	12.1	(0.4)	(3)%
Total amortization expense of purchased intangibles	$34.7	$34.6	$0.1	—%

Total amortization expense of purchased intangibles as a percentage of revenue	4%	3%
Total amortization expense of purchased intangibles was relatively flat for the first quarter.
Non-operating Income (Expense), Net
The components of non-operating income (expense), net, were as follows:

	First Quarter of
	2023	2022	Dollar Change	% Change
(In millions)
Interest expense, net	$(19.7)	$(16.0)	$(3.7)	23%
Income from equity method investments, net	11.4	9.7	1.7	18%
Other income (expense), net	31.9	(12.1)	44.0	(364)%
Total non-operating income (expense), net	$23.6	$(18.4)	$42.0	(228)%
Non-operating income, net increased for the first quarter primarily due to a $27.6 million foreign currency hedging gain associated with the Transporeon acquisition and higher net gains from divestitures, both included in Other income (expense), net. The increase was partially offset by higher interest expense, net due to the new 2033 Senior Notes.

Income Tax Provision
For the first quarter, our effective income tax rate was 19.8%, as compared to 20.4% in the corresponding period in 2022. The decrease was primarily due to an increase in tax benefits from foreign-derived intangible income, partially offset by a one-time tax benefit from a deferred tax liability write-off in 2022.
Results by Segment
We report our financial performance, including revenue and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation.
Our Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of our reportable operating segments under our management reporting system. For additional discussion of our segments, refer to Note 5 “Segment Information” of this report.
The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	First Quarter of
	2023	2022	Dollar Change	% Change
(In millions)
Buildings and Infrastructure
Segment revenue	$399.5	$397.6	$1.9	—%
Segment revenue as a % of total revenue	44%	40%
Segment operating income	$113.3	$120.7	(7.4)	(6)%
Segment operating income as a % of segment revenue	28.4%	30.4%
Geospatial
Segment revenue	$152.4	$207.5	(55.1)	(27)%
Segment revenue as a % of total revenue	16%	21%
Segment operating income	$37.3	$57.9	(20.6)	(36)%
Segment operating income as a % of segment revenue	24.5%	27.9%
Resources and Utilities
Segment revenue	$208.6	$229.9	(21.3)	(9)%
Segment revenue as a % of total revenue	23%	23%
Segment operating income	$79.1	$75.1	4.0	5%
Segment operating income as a % of segment revenue	37.9%	32.7%
Transportation
Segment revenue	$154.9	$158.7	(3.8)	(2)%
Segment revenue as a % of total revenue	17%	16%
Segment operating income	$23.4	$9.2	14.2	154%
Segment operating income as a % of segment revenue	15.1%	5.8%
The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	First Quarter of
	2023	2022
(In millions)
Consolidated segment operating income	$253.1	$262.9
Unallocated general corporate expenses	(27.0)	(29.8)
Amortization of purchased intangible assets	(34.7)	(34.6)
Acquisition / divestiture items	(7.0)	(3.9)
Stock-based compensation / deferred compensation	(35.4)	(25.0)
Restructuring and other costs	(12.0)	(12.7)
Consolidated operating income	137.0	156.9
Total non-operating income (expense), net	23.6	(18.4)
Consolidated income before taxes	$160.6	$138.5

Buildings and Infrastructure

First Quarter of
Change versus the corresponding period in 2022	2023
% Change

Change in Revenue - Buildings and Infrastructure	—%
Acquisitions	3%
Divestitures	(6)%
Foreign currency exchange	(2)%
Organic growth	5%
Organic revenue increased for the first quarter due to strong demand for our subscription and term license software. The increases resulted from higher sales to new and existing customers as well as conversions from perpetual software to recurring offerings. The increase was offset by lower civil construction hardware sales as dealers worked through their inventories.
Operating income and operating income as a percentage of revenue decreased for the first quarter primarily due to increased operating expense, partially offset by gross margin expansion. Operating expense increased for the first quarter due to increased compensation expense, travel, and investments, including our Connect and Scale strategy.
Geospatial

First Quarter of
Change versus the corresponding period in 2022	2023
% Change

Change in Revenue - Geospatial	(27)%
Divestitures	(9)%
Foreign currency exchange	(2)%
Organic growth	(16)%
Organic revenue decreased for the first quarter due to strong surveying hardware sales in the prior year as well as dealers continuing to work through their inventories in the current quarter. There was also slowing demand in some of the end user markets.
Operating income and operating income as a percentage of revenue decreased for the first quarter primarily due to reduced revenue, partially offset by gross margin expansion.
Resources and Utilities

First Quarter of
Change versus the corresponding period in 2022	2023
% Change

Change in Revenue - Resources and Utilities	(9)%
Acquisitions	1%
Divestitures	(1)%
Foreign currency exchange	(1)%
Organic growth	(8)%
Organic revenue decreased for the first quarter due to strong agricultural hardware sales in the prior year as well as dealers continuing to work through their inventories in the current quarter. The decrease was partially offset by higher subscription revenue in positioning services.
Despite reduced revenue, operating income and operating income as a percentage of revenue increased for the first quarter primarily due to gross margin expansion, partially offset by higher operating expense. Operating expense was higher due to investments, including our Connect and Scale strategy.

Transportation

First Quarter of
Change versus the corresponding period in 2022	2023
% Change

Change in Revenue - Transportation	(2)%
Divestitures	(4)%
Foreign currency exchange	(1)%
Organic growth	3%
Organic revenue increased for the first quarter primarily driven by a large component sale and to a lesser extent, enterprise subscription revenue growth.
Operating income and operating income as a percentage of revenue increased for the first quarter primarily due to gross margin expansion and targeted cost reductions. We continue to maintain focus on new product introductions and transitions to recurring revenue.

LIQUIDITY AND CAPITAL RESOURCES

	First Quarter of	Year End
As of	2023	2022	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents	$1,038.1	$271.0	$767.1	283%
As a percentage of total assets	13.0%	3.7%
Principal balance of outstanding debt	$2,100.0	$1,525.0	$575.0	38%

	First Quarter of
	2023	2022	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$208.7	$153.0	$55.7	36%
Net cash used in investing activities	(27.7)	(13.4)	(14.3)	107%
Net cash provided by (used in) financing activities	583.4	(109.7)	693.1	(632)%
Effect of exchange rate changes on cash and cash equivalents	2.7	1.6	1.1	69%
Net increase in cash and cash equivalents	$767.1	$31.5
Operating Activities
The increase in cash provided by operating activities was primarily driven by lower accounts receivable, lower inventory purchases, and lower bonus payouts. The increase was partially offset by a decrease in deferred revenue due to the timing of billings.
Investing Activities
The increase in cash used in investing activities was primarily due to acquisition activity, partially offset by higher proceeds from divestitures.
Financing Activities
The increase in cash provided by financing activities was primarily driven by proceeds from our $800.0 million issuance of 2033 Senior Notes in the current year and common stock repurchases in the prior year, partially offset by higher repayment of revolving credit facilities.
Cash and Cash Equivalents
We believe that our cash and cash equivalents and borrowings, along with cash provided by operations will be sufficient in the foreseeable future to meet our anticipated operating cash needs, expenditures related to our Connect and Scale strategy, debt service, and acquisitions.
Our 2022 Credit Facility allows us to borrow up to $1.25 billion, with an option to increase the borrowings up to $1.75 billion with lender approval. As of March 31, 2023, no amounts were outstanding under the 2022 Credit Facility.
Our 2023 Senior Notes totaling $300.0 million are maturing in June 2023. We anticipate using a combination of cash on hand and available credit facilities to pay off this debt.
Subsequent to the first quarter of 2023, we acquired Transporeon, which was funded through a combination of $1.0 billion of term loans, $225.0 million drawn on the 2022 Credit Facility, as amended, and a portion of the 2033 Senior Notes, see Note 12 “Subsequent Events” of this report.
As a result of R&D cost capitalization, our tax cash costs in 2022 were approximately $88.0 million higher than they would have been had R&D costs continued to be expensed up front for tax purposes. If this provision is deferred or repealed, we expect to get a significant portion of this $88.0 million returned to us as a refund. In 2023, we are expecting to pay approximately $64.0 million relating to this provision. The majority relates to Federal tax liability and will be paid during the fourth quarter of 2023, as we qualified for payment postponement under the IRS relief initiative for California disaster area taxpayers.
Our cash requirements have not otherwise materially changed since the 2022 Form 10-K.

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
Organic revenue growth is a non-GAAP measure that refers to revenue excluding the impacts of (i) foreign currency translation, and (ii) acquisitions and divestitures. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that are not indicative of ongoing performance or impact comparability with the prior year. We provide a reconciliation tables showing the change in revenue growth to organic revenue growth in the “Results of Operations” section found earlier in this Item 2.
In addition to providing non-GAAP financial measures, we disclose Annualized Recurring Revenue (“ARR”) to give the investors supplementary indicators of the value of our current recurring revenue contracts. ARR represents the estimated annualized value of recurring revenue, including subscription, maintenance and support revenue, and term license contracts for the quarter. ARR is calculated by taking our recurring revenue for the current quarter and adding the portion of the contract value of all of our term licenses attributable to the current quarter, and dividing that sum by the number of days in the quarter and then multiplying that quotient by 365. Organic ARR refers to annualized recurring revenue excluding the impacts of (i) foreign currency translation, and (ii) acquisitions and divestitures. ARR and organic ARR should be viewed independently of revenue and deferred revenue as they are performance measures and are not intended to be combined with or to replace either of those items.
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		First Quarter of
		2023		2022
		Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$915.4		$993.7
GROSS MARGIN:
GAAP gross margin:		$560.8	61.3%	$549.6	55.3%
Amortization of purchased intangible assets	(A)	23.0		22.5
Acquisition / divestiture items	(B)	0.2		—
Stock-based compensation / deferred compensation	(C)	3.5		2.2
Restructuring and other costs	(D)	0.3		1.1
Non-GAAP gross margin:		$587.8	64.2%	$575.4	57.9%
OPERATING EXPENSES:
GAAP operating expenses:		$423.8	46.3%	$392.7	39.5%
Amortization of purchased intangible assets	(A)	(11.7)		(12.1)
Acquisition / divestiture items	(B)	(6.8)		(3.9)
Stock-based compensation / deferred compensation	(C)	(31.9)		(22.8)
Restructuring and other costs	(D)	(11.7)		(11.6)
Non-GAAP operating expenses:		$361.7	39.5%	$342.3	34.4%
OPERATING INCOME:
GAAP operating income:		$137.0	15.0%	$156.9	15.8%
Amortization of purchased intangible assets	(A)	34.7		34.6
Acquisition / divestiture items	(B)	7.0		3.9
Stock-based compensation / deferred compensation	(C)	35.4		25.0
Restructuring and other costs	(D)	12.0		12.7
Non-GAAP operating income:		$226.1	24.7%	$233.1	23.5%
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$23.6		$(18.4)
Acquisition / divestiture items	(B)	(31.6)		8.9
Deferred compensation	(C)	(2.0)		3.3
Restructuring and other costs	(D)	1.3		0.1
Non-GAAP non-operating expense, net:		$(8.7)		$(6.1)

		First Quarter of
		2023		2022
			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			(G)		(G)
INCOME TAX PROVISION:
GAAP income tax provision:		$31.8	19.8%	$28.2	20.4%
Non-GAAP items tax effected	(E)	11.2		18.1
Difference in GAAP and Non-GAAP tax rate	(F)	(3.5)		(4.1)
Non-GAAP income tax provision:		$39.5	18.2%	$42.2	18.6%
NET INCOME:
GAAP net income:		$128.8		$110.3
Amortization of purchased intangible assets	(A)	34.7		34.6
Acquisition / divestiture items	(B)	(24.6)		12.8
Stock-based compensation / deferred compensation	(C)	33.4		28.3
Restructuring and other costs	(D)	13.3		12.8
Non-GAAP tax adjustments	(E) - (F)	(7.7)		(14.0)
Non-GAAP net income:		$177.9		$184.8
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share:		$0.52		$0.44
Amortization of purchased intangible assets	(A)	0.14		0.14
Acquisition / divestiture items	(B)	(0.10)		0.05
Stock-based compensation / deferred compensation	(C)	0.14		0.11
Restructuring and other costs	(D)	0.05		0.05
Non-GAAP tax adjustments	(E) - (F)	(0.03)		(0.06)
Non-GAAP diluted net income per share:		$0.72		$0.73
ADJUSTED EBITDA:
GAAP net income:		$128.8		$110.3
Non-operating income (expense), net and income tax provision		8.2		46.6
GAAP operating income:		137.0		156.9
Amortization of purchased intangible assets	(A)	34.7		34.6
Acquisition / divestiture items	(B)	7.0		3.9
Stock-based compensation / deferred compensation	(C)	35.4		25.0
Restructuring and other costs	(D)	12.0		12.7
Non-GAAP operating income:		226.1		233.1
Depreciation expense and cloud computing amortization		11.3		10.5
Income from equity method investments, net		11.4		9.7
Adjusted EBITDA		$248.8	27.2%	$253.3	25.5%
Non-GAAP Definitions
Non-GAAP gross margin
We define Non-GAAP gross margin as GAAP gross margin, excluding the effects of amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, deferred compensation, and restructuring and other costs. We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions, and manufacturing costs influence our business.
Non-GAAP operating expenses
We define Non-GAAP operating expenses as GAAP operating expenses, excluding the effects of amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, deferred compensation, and restructuring and other costs. We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue.
Non-GAAP operating income
We define Non-GAAP operating income as GAAP operating income, excluding the effects of amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, deferred compensation, and restructuring and other costs. We believe our investors benefit by understanding our non-GAAP operating income trends, which are driven by revenue, gross margin, and spending.

Non-GAAP non-operating expense, net
We define Non-GAAP non-operating expense, net as GAAP non-operating income (expense), net, excluding acquisition/divestiture items, deferred compensation, and restructuring and other costs. We believe this measure helps investors evaluate our non-operating expense trends.
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
Non-GAAP net income
We define Non-GAAP net income as GAAP net income, excluding the effects of amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, restructuring and other costs, and non-GAAP tax adjustments. This measure provides a supplemental view of net income trends, which are driven by non-GAAP income before taxes and our non-GAAP tax rate.
Non-GAAP diluted net income per share
We define Non-GAAP diluted net income per share as GAAP diluted net income per share, excluding the effects of amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, restructuring and other costs, and non-GAAP tax adjustments. We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company.
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
Explanations of Non-GAAP adjustments
(A).Amortization of purchased intangible assets. Non-GAAP gross margin and operating expenses exclude the amortization of purchased intangible assets, which primarily represents technology and/or customer relationships already developed.
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
(D).Restructuring and other costs. Non-GAAP gross margin and operating expenses exclude restructuring and other costs comprised of termination benefits related to reductions in employee headcount and closure or exit of facilities, executive severance agreements, costs incurred in exiting business activities in Russia and Belarus, other business exit costs, Bridge Facility fees, as well as a $20 million commitment to donate to the Trimble Foundation that was paid over four quarters.
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
Market Interest Rate Risk
Our cash equivalents consisted primarily of interest and non-interest bearing bank deposits as well as bank time deposits. The main objective of these instruments is safety of principal and liquidity while maximizing return, without significantly increasing risk. Due to the nature of our cash equivalents, that they are readily convertible to cash, we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.
In the second quarter of 2023, we borrowed $1.2 billion in conjunction with the Transporeon acquisition, which consisted of $1.0 billion of term loans under the 2022 Term Loan Credit Agreement and $225.0 million under the 2022 Credit Facility, as amended. As a result, we are exposed to market risk due to the possibility of changing interest rates. While not predictive, a hypothetical 50 basis point increase in interest rates on our variable-rate debt would result in an increase of approximately $6.2 million in annual interest expense.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the first quarter of 2023, unfavorable impacts from foreign currency exchange rates were $15.7 million on revenue and $4.5 million on operating income.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables, primarily denominated in Euro, New Zealand Dollars, Canadian Dollars, Brazilian Real, and British Pound. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. In connection with the acquisition of Transporeon, we entered into foreign currency exchange rate contracts to minimize foreign currency fluctuations on the €1.9 billion purchase price.
Our foreign currency contracts are marked-to-market through earnings every period and generally range in maturity from one to two months, or from four to six months for acquisitions. We do not enter into foreign currency contracts for trading purposes. Foreign currency forward contracts outstanding at the end of the first quarter of 2023 and at the end of 2022 are summarized as follows (in millions):

	First Quarter of 2023		Year End 2022
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(79.6)	$0.2	$(77.9)	$—
Sold	50.7	(0.8)	130.6	0.2
Foreign currency exchange contract related to acquisition	2,021.3	38.0	1,999.4	10.4

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
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factor disclosures since our 2022 Form 10-K. The risk factors described in the 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.
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
EXHIBIT INDEX

Exh. No.	Description of Exhibit	Filed or furnished herewith or incorporated by reference to:
3.1	Certificate of Incorporation of Trimble Inc.	Exhibit 3.1 to Form 8-K filed October 3, 2016
3.2	Amended and Restated By-Laws of Trimble Inc. (effective October 1, 2020)	Exhibit 3.1 to Form 8-K filed September 30, 2020
4.1	Form of Common Stock Certificate of Trimble Inc.	Exhibit 4.1 to Form 8-K filed October 3, 2016
4.2	Fourth Supplemental Indenture, dated March 9, 2023, between Trimble and U.S. Bank National Association (which includes Form of 6.100% Senior Note due 2033)	Exhibit 4.1 to Form 8-K filed March 9, 2023
10.1	Underwriting Agreement, dated February 23, 2023, by and among Trimble Inc. and BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	Exhibit 1.1 to Form 8-K filed February 27, 2023
10.2	2002 Stock Plan - Form of stock option agreement (officers, 2023 revision)	Filed herewith
10.3	2002 Stock Plan - Form of performance RSU award agreement (ARR with P&P Modifier)	Filed herewith
10.4	2002 Stock Plan - Form of performance RSU award agreement (ARR and TSR with P&P Modifier)	Filed herewith
10.5	Age and Service Equity Vesting Program, as amended March 20, 2023	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL, tagged as blocks of text and including detailed tags:
(i) Condensed Consolidated Balance Sheets,
(ii) Condensed Consolidated Statements of Income,
(iii) Condensed Consolidated Statements of Comprehensive Income,
(iv) Condensed Consolidated Statements of Stockholders' Equity,
(v) Condensed Consolidated Statements of Cash Flows, and
(vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from this Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE INC. (Registrant)

By:	/s/ DAVID G. BARNES
David G. Barnes Chief Financial Officer (Authorized Officer and Principal Financial Officer)
DATE: May 3, 2023