Form 10-Q
period 2023-06-30
TRIMBLE INC.
filed 2023-08-04
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____
Commission file number: 001-14845

TRIMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2802192 (I.R.S. Employer Identification Number)
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
As of Jul 31, 2023, there were 248,321,667 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:
•general US and global macroeconomic outlook, including slowing growth, inflationary pressures, and increases in interest rates;
•economic disruptions caused by potential impact of volatility and conflict in the political and economic environment;
•our belief that inflationary cost pressures will diminish over time as supply chain conditions continue to normalize;
•fluctuations in foreign currency exchange rates;
•the cyclical nature of our hardware revenue and our expectation that our inventory levels will normalize over the next four quarters;
•our expectations that we will experience less seasonality in the future;
•the portion of our revenue expected to come from sales to customers located in countries outside of the U.S.;
•our plans to continue to invest in research and development to actively develop and introduce new products and to deliver targeted solutions to the markets we serve;
•our shift towards a more significant mix of recurring revenue;
•our belief that increases in recurring revenue will provide us with enhanced business visibility over time;
•risks associated with our growth strategy, focusing on historically underserved large markets;
•any anticipated benefits or impact to our results of operations and financial conditions from our acquisitions and our ability to successfully integrate the acquired businesses;
•our belief that our cash and cash equivalents and borrowings, along with cash provided by operations, will be sufficient in the foreseeable future to meet our anticipated operating cash needs, debt service, expenditures related to our Connect and Scale strategy, and any acquisitions;
•tax payments or refunds related to research and development (“R&D”) costs;
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

TRIMBLE INC.
FORM 10-Q for the Quarter Ended June 30, 2023

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	Second Quarter of	Year End
	2023	2022
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$237.3	$271.0
Accounts receivable, net	664.1	643.3
Inventories	371.4	402.5
Other current assets	189.4	201.4
Total current assets	1,462.2	1,518.2
Property and equipment, net	224.0	219.0
Operating lease right-of-use assets	123.1	121.2
Goodwill	5,559.9	4,137.9
Other purchased intangible assets, net	1,403.4	498.1
Deferred income tax assets	426.1	438.4
Other non-current assets	357.6	336.2
Total assets	$9,556.3	$7,269.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$4.3	$300.0
Accounts payable	180.2	175.5
Accrued compensation and benefits	172.0	159.4
Deferred revenue	640.5	639.1
Other current liabilities	304.1	188.1
Total current liabilities	1,301.1	1,462.1
Long-term debt	3,184.7	1,220.0
Deferred revenue, non-current	105.1	98.5
Deferred income tax liabilities	352.9	157.8
Income taxes payable	22.7	40.9
Operating lease liabilities	111.6	105.1
Other non-current liabilities	146.9	134.4
Total liabilities	5,225.0	3,218.8
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 248.3 and 246.9 shares issued and outstanding at the end of the second quarter of 2023 and year end 2022	0.2	0.2
Additional paid-in-capital	2,144.2	2,054.9
Retained earnings	2,381.1	2,230.0
Accumulated other comprehensive loss	(194.2)	(234.9)
Total stockholders' equity	4,331.3	4,050.2
Total liabilities and stockholders' equity	$9,556.3	$7,269.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
(In millions, except per share amounts)	2023	2022	2023	2022
Revenue:
Product	$490.5	$531.0	$924.9	$1,097.8
Subscription and services	503.1	410.2	984.1	837.1
Total revenue	993.6	941.2	1,909.0	1,934.9
Cost of sales:
Product	233.9	268.8	450.1	575.7
Subscription and services	125.0	113.9	240.4	228.6
Amortization of purchased intangible assets	30.2	21.0	53.2	43.5
Total cost of sales	389.1	403.7	743.7	847.8
Gross margin	604.5	537.5	1,165.3	1,087.1
Operating expense:
Research and development	174.8	140.1	334.1	280.4
Sales and marketing	155.3	138.9	290.7	270.8
General and administrative	141.3	106.9	252.0	208.4
Restructuring	7.6	5.4	14.3	12.3
Amortization of purchased intangible assets	31.9	11.3	43.6	23.4
Total operating expense	510.9	402.6	934.7	795.3
Operating income	93.6	134.9	230.6	291.8
Non-operating income (expense), net:
Divestitures gain, net	1.1	106.0	5.1	97.1
Interest expense, net	(46.7)	(15.3)	(66.4)	(31.3)
Income from equity method investments, net	8.0	5.8	19.4	15.5
Other income (expense), net	1.5	(9.8)	29.4	(13.0)
Total non-operating income (expense), net	(36.1)	86.7	(12.5)	68.3
Income before taxes	57.5	221.6	218.1	360.1
Income tax provision	12.9	53.6	44.7	81.8
Net income	$44.6	$168.0	$173.4	$278.3
Earnings per share:
Basic	$0.18	$0.67	$0.70	$1.11
Diluted	$0.18	$0.67	$0.70	$1.11
Shares used in calculating earnings per share:
Basic	248.1	249.2	247.7	250.0
Diluted	249.0	250.7	248.9	251.7
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
	2023	2022	2023	2022
(In millions)
Net income	$44.6	$168.0	$173.4	$278.3
Foreign currency translation adjustments, net of tax	24.4	(75.2)	44.1	(77.4)
Net change related to derivatives and other, net of tax	(0.2)	—	(3.4)	—
Comprehensive income	$68.8	$92.8	$214.1	$200.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2022	246.9	$0.2	$2,054.9	$2,230.0	$(234.9)	$4,050.2
Net income	—	—	—	128.8	—	128.8
Other comprehensive income	—	—	—	—	16.5	16.5
Issuance of common stock under employee plans, net of tax withholdings	0.5	—	16.9	(2.9)	—	14.0
Stock-based compensation	—	—	35.7	—	—	35.7
Balance at the end of the first quarter of 2023	247.4	$0.2	$2,107.5	$2,355.9	$(218.4)	$4,245.2
Net income	—	—	—	44.6	—	44.6
Other comprehensive income	—	—	—	—	24.2	24.2
Issuance of common stock under employee plans, net of tax withholdings	0.9	—	(4.2)	(19.4)	—	(23.6)
Stock-based compensation	—	—	40.9	—	—	40.9
Balance at the end of the second quarter of 2023	248.3	$0.2	$2,144.2	$2,381.1	$(194.2)	$4,331.3

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2021	250.9	$0.3	$1,935.6	$2,170.5	$(161.7)	$3,944.7
Net income	—	—	—	110.3	—	110.3
Other comprehensive loss	—	—	—	—	(2.2)	(2.2)
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	15.2	(17.6)	—	(2.4)
Stock repurchases	(1.5)	—	(11.8)	(92.9)	—	(104.7)
Stock-based compensation	—	—	42.2	—	—	42.2
Balance at the end of the first quarter of 2022	250.1	$0.3	$1,981.2	$2,170.3	$(163.9)	$3,987.9
Net income	—	—	—	168.0	—	168.0
Other comprehensive loss	—	—	—	—	(75.2)	(75.2)
Issuance of common stock under employee plans, net of tax withholdings	0.6	—	(2.3)	(17.1)	—	(19.4)
Stock repurchases	(3.1)	(0.1)	(24.4)	(175.5)	—	(200.0)
Stock-based compensation	—	—	33.2	—	—	33.2
Balance at the end of the second quarter of 2022	247.6	$0.2	$1,987.7	$2,145.7	$(239.1)	$3,894.5
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Two Quarters of
(In millions)	2023	2022
Cash flow from operating activities:
Net income	$173.4	$278.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19.9	20.0
Amortization expense	96.8	66.9
Deferred income taxes	(61.8)	(24.9)
Stock-based compensation	73.9	61.3
Change in fair value of derivatives	(27.2)	(0.7)
Divestitures gain, net	(5.1)	(97.1)
Other, net	17.8	13.3
(Increase) decrease in assets:
Accounts receivable, net	20.2	(1.5)
Inventories	24.2	(72.4)
Other current and non-current assets	(19.3)	(25.6)
Increase (decrease) in liabilities:
Accounts payable	(1.7)	(7.9)
Accrued compensation and benefits	4.5	(46.4)
Deferred revenue	(13.3)	67.3
Other current and non-current liabilities	48.8	(28.8)
Net cash provided by operating activities	351.1	201.8
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(2,080.5)	—
Purchases of property and equipment	(19.0)	(28.5)
Net proceeds from divestitures	9.2	210.5
Other, net	40.1	(9.7)
Net cash (used in) provided by investing activities	(2,050.2)	172.3
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	(9.6)	(21.7)
Repurchases of common stock	—	(304.7)
Proceeds from debt and revolving credit lines	3,010.8	138.2
Payments on debt and revolving credit lines	(1,332.7)	(138.2)
Other, net	(6.5)	(8.9)
Net cash provided by (used in) financing activities	1,662.0	(335.3)
Effect of exchange rate changes on cash and cash equivalents	3.4	(14.4)
Net (decrease) increase in cash and cash equivalents	(33.7)	24.4
Cash and cash equivalents - beginning of period	271.0	325.7
Cash and cash equivalents - end of period	$237.3	$350.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. OVERVIEW AND ACCOUNTING POLICIES
Basis of Presentation
The Condensed Consolidated Financial Statements include our results of our consolidated subsidiaries. Intercompany accounts and transactions have been eliminated.
We use a 52- to 53-week year ending on the Friday nearest to December 31. Both 2023 and 2022 are 52-week years. The second quarter of 2023 and 2022 ended on June 30, 2023 and July 1, 2022. Unless otherwise stated, all dates refer to these periods.
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
Change in Presentation
During the first quarter of 2023, we changed the presentation of revenue and cost of sales in the Condensed Consolidated Statements of Income. This change was made to better reflect our Connect and Scale strategy and business model evolution with a continued shift toward a more significant mix of recurring revenue, which includes subscription, maintenance and support, recurring transactions, and term licenses. As such, we revised our presentation, including (a) the combination of subscription and services into one line item, and (b) moving term licenses from product to subscription and services. The subscription and services line item is more aligned with our performance measures, how we manage our business, and is helpful to investors and others to better understand our results.
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
Prior period amounts have been revised to conform to the current period presentation. This change in presentation did not affect the total revenue or total cost of sales. The effect of the changes on the Condensed Consolidated Statements of Income for the second quarter and first two quarters of 2022 were as follows:

	Second Quarter of 2022			First Two Quarters of 2022
(In millions)
	As Previously Reported	Effect of Change in Presentation	As Reported Herein	As Previously Reported	Effect of Change in Presentation	As Reported Herein
Revenue:
Product	$564.5	$(33.5)	$531.0	$1,186.1	$(88.3)	$1,097.8
Subscription and services	—	410.2	410.2	—	837.1	837.1
Service	158.0	(158.0)	—	319.1	(319.1)	—
Subscription	218.7	(218.7)	—	429.7	(429.7)	—
Total revenue	$941.2	$—	$941.2	$1,934.9	$—	$1,934.9

Cost of sales:
Product	$269.9	$(1.1)	$268.8	$578.3	$(2.6)	$575.7
Subscription and services	—	113.9	113.9	—	228.6	228.6
Service	63.4	(63.4)	—	126.7	(126.7)	—
Subscription	49.4	(49.4)	—	99.3	(99.3)	—
Amortization of purchased intangible assets	21.0	—	21.0	43.5	—	43.5
Total cost of sales	$403.7	$—	$403.7	$847.8	$—	$847.8
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
Under the 2021 Stock Repurchase Program, we may repurchase stock from time to time through open market transactions, privately-negotiated transactions, accelerated stock repurchase plans, or by other means. The timing and actual number of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available uses of capital, applicable legal requirements, and other factors. The 2021 Stock Repurchase Program may be suspended, modified, or discontinued at any time at the Company’s discretion without notice. At the end of the second quarter of 2023, the 2021 Stock Repurchase Program had remaining authorized funds of $215.3 million.
Because of the additional outstanding indebtedness we incurred in connection with the Transporeon acquisition, beginning in the fourth quarter of 2022, we have temporarily discontinued our stock repurchases. See Note 3 “Acquisition” of this report for information regarding our acquisition of Transporeon.
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
NOTE 3. ACQUISITION
On April 3, 2023, we acquired all of the issued and outstanding shares of TP Group Holding GmbH and Sixfold GmbH, which owned Transporeon, in an all-cash transaction. Transporeon is a Germany-based company and leading cloud-based transportation management software platform that connects key stakeholders across the industry lifecycle to positively impact the optimization of global supply chains, which aligns with our Connect and Scale strategy. We believe the acquisition will increase our international footprint and long-term Transportation opportunities. We also believe it will advance our sustainability strategy by reducing under-utilized carrier capacity and “empty miles”. Transporeon is reported as part of our Transportation segment.

The total purchase consideration was €1.9 billion or $2.1 billion, which included the repayment of outstanding Transporeon debt of $339.6 million. The acquisition was funded through a combination of cash on hand and debt. See Note 7 “Debt” of this report for more information.
Purchase Price Allocation
The fair value of identifiable assets acquired and liabilities assumed was determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis.
The following table summarizes the consideration transferred to acquire Transporeon and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed, as well as the estimated useful lives of the identifiable intangible assets as of the date of the acquisition. The allocation of the purchase price is still preliminary as we finalize deferred income taxes, certain tangible assets and liabilities acquired, and valuations of intangible assets. Preliminary estimates will be finalized within one year of the acquisition date.

(In millions)	Fair Value as of the Acquisition Date	Estimated Useful Life
Total purchase consideration	$2,082.6

Net tangible assets acquired:
Cash and cash equivalents	12.9
Accounts receivable, net	41.8
Other current assets	28.0
Non-current assets	24.1
Accounts payable	(4.1)
Accrued compensation and benefits	(9.7)
Deferred revenue	(16.5)
Other current liabilities	(47.2)
Non-current liabilities	(22.3)
Total net tangible assets acquired	7.0

Intangible assets acquired:
Customer relationships	759.8	11 years
Developed product technology	203.3	7 years
Trade name	11.9	1 year
Total intangible assets acquired	975.0

Deferred tax liability	(266.4)

Fair value of all assets/liabilities acquired	715.6

Goodwill	$1,367.0
Goodwill consists of growth potential, synergies, and economies of scale expected from combining Transporeon’s operations with ours, together with the highly skilled and valuable assembled workforce. We do not expect the goodwill to be deductible for income tax purposes.
Financial Information
The Condensed Consolidated Statements of Income for the second quarter and first two quarters of 2023 include revenue of $40.5 million and net loss of $14.6 million resulting from Transporeon since the acquisition date, which includes the effects of purchase accounting, primarily amortization of intangible assets and other adjustments.
We incurred approximately $23.5 million and $25.7 million of acquisition costs related to Transporeon in the second quarter and first two quarters of 2023, which were expensed as incurred in General and administrative expense.

Pro Forma Financial Information
The pro forma financial information presented in the following table was computed by combining the historical financial information of Trimble and Transporeon along with the effects from business combination accounting and the associated debt resulting from this acquisition as if the companies were combined on January 1, 2022. This information is presented for informational purposes only, and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of that date. This information should not be used as a predictive measure of our future financial position, results of operations, or liquidity.

	Second Quarter of		First Two Quarters of
	2023	2022	2023	2022
(In millions)
Total revenue	$994.0	$979.5	$1,949.5	$2,013.6
Net income	62.0	129.6	135.1	195.5

NOTE 4. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	Second Quarter of 2023			Year End 2022
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$1,102.7	$(649.4)	$453.3	$1,004.8	$(722.7)	$282.1
Customer relationships	1,404.7	(468.6)	936.1	654.1	(445.9)	208.2
Trade names and trademarks	49.6	(36.7)	12.9	39.5	(32.7)	6.8
Distribution rights and other intellectual property	6.2	(5.1)	1.1	8.0	(7.0)	1.0
	$2,563.2	$(1,159.8)	$1,403.4	$1,706.4	$(1,208.3)	$498.1
The estimated future amortization expense of intangible assets at the end of the second quarter of 2023 was as follows:

(In millions)
2023 (Remaining)	$122.7
2024	213.7
2025	175.1
2026	168.8
2027	155.0
Thereafter	568.1
Total	$1,403.4
Goodwill
The changes in the carrying amount of goodwill by segment for the first two quarters of 2023 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of year end 2022	$2,300.1	$382.1	$471.8	$983.9	$4,137.9
Additions due to acquisitions	22.5	—	—	1,367.0	1,389.5
Foreign currency translation and other adjustments	12.3	1.6	8.5	10.1	32.5
Balance as of the end of the second quarter of 2023	$2,334.9	$383.7	$480.3	$2,361.0	$5,559.9

NOTE 5. INVENTORIES
The components of inventory, net were as follows:

	Second Quarter of	Year End
As of	2023	2022
(In millions)
Raw materials	$135.9	$154.9
Work-in-process	19.5	13.1
Finished goods	216.0	234.5
Total inventories	$371.4	$402.5
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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Second Quarter of 2023
Segment revenue	$410.0	$192.9	$196.0	$194.7	$993.6
Segment operating income	105.8	67.1	61.3	30.8	265.0

Second Quarter of 2022
Segment revenue	$382.6	$193.7	$214.8	$150.1	$941.2
Segment operating income	101.4	57.8	73.0	11.8	244.0

First Two Quarters of 2023
Segment revenue	$809.5	$345.3	$404.6	$349.6	$1,909.0
Segment operating income	219.1	104.4	140.4	54.2	518.1

First Two Quarters of 2022
Segment revenue	$780.2	$401.2	$444.7	$308.8	$1,934.9
Segment operating income	222.1	115.7	148.1	21.0	506.9

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of the end of the Second Quarter of 2023
Accounts receivable, net	$261.5	$146.5	$84.4	$171.7	$664.1
Inventories	78.2	134.7	98.4	60.1	371.4
Goodwill	2,334.9	383.7	480.3	2,361.0	5,559.9
As of Year End 2022
Accounts receivable, net	$305.1	$137.2	$79.2	$121.8	$643.3
Inventories	93.2	146.1	100.3	62.9	402.5
Goodwill	2,300.1	382.1	471.8	983.9	4,137.9
A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	Second Quarter of		First Two Quarters of
	2023	2022	2023	2022
(In millions)
Consolidated segment operating income	$265.0	$244.0	$518.1	$506.9
Unallocated general corporate expenses	(34.0)	(33.3)	(61.0)	(63.1)
Amortization of purchased intangible assets	(62.1)	(32.3)	(96.8)	(66.9)
Acquisition / divestiture items	(26.5)	(7.3)	(33.5)	(11.2)
Stock-based compensation / deferred compensation	(42.1)	(26.2)	(77.5)	(51.2)
Restructuring and other costs	(6.7)	(10.0)	(18.7)	(22.7)
Consolidated operating income	93.6	134.9	230.6	291.8
Total non-operating income (expense), net	(36.1)	86.7	(12.5)	68.3
Consolidated income before taxes	$57.5	$221.6	$218.1	$360.1

The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Second Quarter of 2023
North America	$268.0	$89.5	$49.8	$118.3	$525.6
Europe	86.9	55.4	81.2	59.2	282.7
Asia Pacific	49.0	39.1	14.5	8.0	110.6
Rest of World	6.1	8.9	50.5	9.2	74.7
Total segment revenue	$410.0	$192.9	$196.0	$194.7	$993.6
Second Quarter of 2022
North America	$242.9	$87.9	$64.3	$117.8	$512.9
Europe	84.0	61.3	97.7	18.4	261.4
Asia Pacific	49.9	32.8	13.5	7.6	103.8
Rest of World	5.8	11.7	39.3	6.3	63.1
Total segment revenue	$382.6	$193.7	$214.8	$150.1	$941.2
First Two Quarters of 2023
North America	$517.8	$147.2	$104.7	$237.7	$1,007.4
Europe	181.1	107.6	180.3	81.5	550.5
Asia Pacific	97.1	71.5	30.5	14.6	213.7
Rest of World	13.5	19.0	89.1	15.8	137.4
Total segment revenue	$809.5	$345.3	$404.6	$349.6	$1,909.0
First Two Quarters of 2022
North America	$474.8	$171.3	$123.3	$241.9	$1,011.3
Europe	196.3	132.5	211.7	40.1	580.6
Asia Pacific	96.8	74.8	32.7	15.0	219.3
Rest of World	12.3	22.6	77.0	11.8	123.7
Total segment revenue	$780.2	$401.2	$444.7	$308.8	$1,934.9
Total revenue in the United States as included in the Condensed Consolidated Statements of Income was $485.1 million and $467.4 million for the second quarter of 2023 and 2022, and $922.6 million and $914.4 million for the first two quarters of 2023 and 2022. No single customer or country other than the United States accounted for 10% or more of our total revenue.

NOTE 7. DEBT
Debt consisted of the following:

		Second Quarter of		Year End
Instrument	Date of Issuance	2023		2022
(In millions)		Effective interest rate
Senior Notes:
Senior Notes, 4.15%, due June 2023	June 2018	4.36%	$—	$300.0
Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
Senior Notes, 6.10%, due March 2033	March 2023	6.13%	800.0	—
Credit Facilities:
2022 Revolving Credit Facility, due March 2027	September 2022	6.50%	400.0	225.0
Term Loan, due April 2026	April 2023	6.58%	500.0	—
Term Loan, due April 2028	April 2023	6.70%	500.0	—
Uncommitted Credit Facilities, floating rate		6.40%	4.3	—
Unamortized discount and issuance costs			(15.3)	(5.0)
Total debt			$3,189.0	$1,520.0
Less: Short-term debt			4.3	300.0
Long-term debt			$3,184.7	$1,220.0
Debt Maturities
At the end of the second quarter of 2023, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2023 (Remaining)	$4.3
2024	400.0
2025	—
2026	518.8
2027	443.7
Thereafter	1,837.5
Total	$3,204.3
Senior Notes
All of our senior notes are unsecured obligations. Interest on the senior notes is payable semi-annually in June and December of each year, except for the interest on the 2033 senior notes payable in March and September. Additional details are unchanged from the information disclosed in Note 7 “Debt” of the 2022 Form 10-K.
During the second quarter of 2023, the $300 million senior notes due June 2023 matured and were repaid in full.
2033 Senior Notes
In March 2023, we issued an aggregate principal amount of $800.0 million in senior notes that will mature in March 2033. The proceeds were partly used to finance our acquisition of Transporeon. The interest is payable semi-annually in March and September of each year, commencing in September 2023.
Credit Facilities
2022 Term Loan Credit Agreement
On December 27, 2022, we entered into a $1.0 billion unsecured, delayed draw term loan credit agreement comprised of commitments for a 3-year tranche of $500.0 million and a 5-year tranche of $500.0 million. On April 3, 2023, both term loans were drawn to fund the acquisition of Transporeon.
Prepayments are allowed without penalty and cannot be reborrowed.

2022 Credit Facility and Amendment
In March 2022, we entered into a credit agreement maturing in March 2027. The 2022 credit facility provides for a five-year, unsecured revolving credit facility in an aggregate principal amount of $1.25 billion, and permits us, subject to the satisfaction of certain conditions, to increase the commitments for revolving loans by an aggregate principal amount of up to $500.0 million. The interest rate and commitment fees are based on our current long-term, senior unsecured debt ratings, our leverage ratio, and certain specified sustainability targets.
On December 27, 2022, we entered into an amendment to the 2022 credit facility that made up to $600.0 million of the existing commitments available for the acquisition of Transporeon and increased our maximum permitted leverage ratio following the closing of the acquisition. On April 3, 2023, we borrowed $225.0 million as part of the proceeds to finance the acquisition. For additional information related to the Transporeon acquisition, see Note 3 “Acquisition” of this report.
As of June 30, 2023, $400.0 million was outstanding under the 2022 credit facility, as amended.
Uncommitted Facilities
At the end of the second quarter of 2023, we had two $75.0 million, one €100.0 million, and one £55.0 million revolving credit facilities, which are uncommitted. Generally, these uncommitted facilities may be redeemed upon demand. Borrowings under the uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet. As of June 30, 2023, $4.3 million was outstanding under the uncommitted facilities.
Covenants
The 2022 term loan credit agreement and 2022 credit facility, as amended, contain customary covenants including, among other requirements, limitations that restrict the Company’s and its subsidiaries’ ability to create liens and enter into sale and leaseback transactions, and restrictions on the ability of the subsidiaries to incur indebtedness. Further, both debt agreements contain financial covenants that require the maintenance of maximum leverage and minimum interest coverage ratios. At the end of the second quarter of 2023, we were in compliance with the covenants for each of our debt agreements.
NOTE 8. FAIR VALUE MEASUREMENTS
The following table summarizes the fair values of financial instruments at fair value on a recurring basis for the periods indicated and determined using the following inputs:

	Fair Values as of the end of the second quarter of 2023				Fair Values at the end of 2022
	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level I)	(Level II)	(Level III)	Total	(Level I)	(Level II)	(Level III)	Total
Assets
Deferred compensation plan (1)	$30.8	$—	$—	$30.8	$31.5	$—	$—	$31.5
Derivatives (2)	—	0.4	—	0.4	—	18.0	—	18.0
Contingent consideration (3)	—	—	1.9	1.9	—	—	3.1	3.1
Total assets measured at fair value	$30.8	$0.4	$1.9	$33.1	$31.5	$18.0	$3.1	$52.6

Liabilities
Deferred compensation plan (1)	$30.8	$—	$—	$30.8	$31.5	$—	$—	$31.5
Derivatives (2)	—	0.6	—	0.6	—	0.2	—	0.2
Total liabilities measured at fair value	$30.8	$0.6	$—	$31.4	$31.5	$0.2	$—	$31.7
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

(3)Represents arrangements to receive payments from buyers of our divested companies that are included in Other current assets on our Condensed Consolidated Balance Sheets. The fair values are estimated using scenario-based methods based upon estimated future milestones.
At the end of 2022, derivative assets included foreign currency exchange contracts and a treasury rate lock contract, both related to the acquisition of Transporeon and associated debt and were settled in the first two quarters of 2023. See Note 10 “Fair Value Measurements” of the 2022 Form 10-K for additional details.
Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $3.2 billion and $1.5 billion at the end of the second quarter of 2023 and the end of 2022.
The fair value of the senior notes was determined based on observable market prices in less active markets and is categorized accordingly as Level II. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.
NOTE 9. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during the second quarter of 2023 and 2022 were as follows:

	Second Quarter of		First Two Quarters of
(In millions)	2023	2022	2023	2022
Beginning balance of the period	$760.8	$703.9	$737.6	$631.8
Revenue recognized from prior year-end	(141.7)	(127.2)	(435.2)	(361.8)
Billings net of revenue recognized from current year	126.5	108.5	443.2	415.2
Ending balance of the period	$745.6	$685.2	$745.6	$685.2
Remaining Performance Obligations
At the end of the second quarter of 2023, approximately $1.6 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.2 billion or 71% of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.
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
The following table shows the computation of basic and diluted earnings per share:

	Second Quarter of		First Two Quarters of
	2023	2022	2023	2022
(In millions, except per share amounts)
Numerator:
Net income	$44.6	$168.0	$173.4	$278.3
Denominator:
Weighted-average number of common shares used in basic earnings per share	248.1	249.2	247.7	250.0
Effect of dilutive securities	0.9	1.5	1.2	1.7
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	249.0	250.7	248.9	251.7

Basic earnings per share	$0.18	$0.67	$0.70	$1.11
Diluted earnings per share	$0.18	$0.67	$0.70	$1.11

Antidilutive weighted-average shares (1)	3.8	2.1	1.9	1.5
(1)    Antidilutive stock-based awards are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase diluted earnings per share.
NOTE 11. INCOME TAXES
For the second quarter, our effective income tax rate was 22.4%, as compared to 24.2% in the corresponding period in 2022. For the first two quarters, our effective income tax rate was 20.5%, as compared to 22.7% in the prior year. The decreases were primarily due to an increase in tax benefits from foreign-derived intangible income, favorable geographic mix of earnings, and a tax charge associated with prior year divestiture gains, partially offset by lower stock-based compensation deductions.
Unrecognized tax benefits of $59.2 million and $51.6 million at the end of the second quarter of 2023 and at the end of 2022, if recognized, would favorably affect the effective income tax rate in future periods. At the end of the second quarter of 2023 and at the end of 2022, we accrued interest and penalties of $10.2 million and $8.4 million. Although the timing of the resolution and/or closure of audits is not certain, we do not believe that our gross unrecognized tax benefits would materially change in the next twelve months.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Commitments
At the end of the second quarter of 2023, we had unconditional purchase obligations of approximately $731.7 million. These unconditional purchase obligations primarily represent open non-cancellable purchase orders for material purchases with our vendors and investments in our platform associated with our Connect and Scale strategy.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first two quarters of 2023. For a complete discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2022 Form 10-K.
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
•Strategic acquisitions;
•Venture fund investments; and
•Sustainability.
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $1,882.9 million, which represents growth of 24% year-over-year at the end of the second quarter of 2023. Excluding the impact of foreign currency, acquisitions, and divestitures, ARR organic growth was 14%. This shift toward recurring revenue has positively impacted our revenue mix and growth over time and is leading to improved visibility in our businesses. Additionally, we continue to maintain focus on new product introductions and transitions to recurring revenue as evidenced by the Transporeon acquisition.
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
Impact of Recent Events on Our Business
Macroeconomic conditions, including geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine and related sanctions, exchange rate and interest rate volatility, and inflationary pressures, will continue to evolve globally. In the first two quarters of 2023, as compared to the prior year, our organic hardware sales declined and bookings moderated as dealers moved towards lower levels of inventories due to improved product lead times and macroeconomic concerns. Geospatial, Buildings and Infrastructure, and Resources and Utilities all had strong hardware sales in the prior year.
Supply Chain
Due to previously extended component lead times, we made binding commitments over a longer horizon for certain components. We expect that our inventory levels will normalize over the next four quarters. However, as inventory levels continue to normalize, macroeconomic conditions, including rising interest rates and inflation, could negatively impact the timing of inventory normalization.
Foreign Currency Fluctuations
We generate over half of our revenue from sales to customers outside of the U.S. Due to the strengthening of the U.S. dollar, year-over-year unfavorable foreign currency impacts on revenue and operating income for the first two quarters of 2023 were $18.4 million or 1% and $6.3 million or 2%. Impacts for the second quarter of 2023 were minimal.
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
On April 3, 2023, we acquired all of the outstanding shares of Transporeon in an all-cash transaction valued at €1.9 billion or $2.1 billion. Transporeon is a Germany-based company and leading cloud-based transportation management software platform that connects key stakeholders across the industry lifecycle to positively impact the optimization of global supply chains, which aligns with our Connect and Scale strategy. By combining Transporeon’s operations with ours, we expect economies of scale and meaningful synergies such as acceleration of recurring revenue, expansion of the addressable market, cross-sell opportunities, and enhanced productivity and sustainability solutions for our customers. Transporeon is reported in our Transportation segment. We have included the financial results of Transporeon in our Consolidated Financial Statements in the second quarter of 2023.
RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	Second Quarter of				First Two Quarters of
	2023	2022	Dollar Change	% Change	2023	2022	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$490.5	$531.0	$(40.5)	(8)%	$924.9	$1,097.8	$(172.9)	(16)%
Subscription and services	503.1	410.2	92.9	23%	984.1	837.1	147.0	18%
Total revenue	$993.6	$941.2	$52.4	6%	$1,909.0	$1,934.9	$(25.9)	(1)%
Gross margin	$604.5	$537.5	$67.0	12%	$1,165.3	$1,087.1	$78.2	7%
Gross margin as a % of revenue	60.8%	57.1%			61.0%	56.2%
Operating income	$93.6	$134.9	$(41.3)	(31)%	$230.6	$291.8	$(61.2)	(21)%
Operating income as a % of revenue	9.4%	14.3%			12.1%	15.1%
Diluted earnings per share	$0.18	$0.67	$(0.49)	(73)%	$0.70	$1.11	$(0.41)	(37)%

Non-GAAP operating income (1)	$231.0	$210.7	$20.3	10%	$457.1	$443.8	$13.3	3%
Non-GAAP operating income as a % of revenue(1)	23.2%	22.4%			23.9%	22.9%
Non-GAAP diluted earnings per share (1)	$0.64	$0.64	$—	NM	$1.35	$1.38	$(0.03)	(2)%

Annualized Recurring Revenue (“ARR”) (1)	$1,882.9	$1,512.5	$370.4	24%	N/A	N/A	N/A	N/A

(1)    Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this report for definitions.

Second Quarter and First Two Quarters of 2023 as Compared to 2022
Revenue

Change versus the corresponding period in 2022	Second Quarter of 2023			First Two Quarters of 2023
	% Change			% Change
	Product	Subscription and Services	Total Revenue	Product	Subscription and Services	Total Revenue

Change in Revenue	(8)%	23%	6%	(16)%	18%	(1)%
Acquisitions	—%	12%	6%	1%	7%	4%
Divestitures	(3)%	(1)%	(3)%	(6)%	(1)%	(4)%
Foreign currency exchange	—%	(1)%	—%	(1)%	(1)%	(1)%
Organic growth	(5)%	13%	3%	(10)%	13%	—%
Organic growth increased 3% for the second quarter and was flat for the first two quarters, with strong growth coming from recurring revenue. The breakdown by category is as follows:
Organic product revenue decreased for the second quarter and first two quarters due to reductions in dealer inventory levels as a result of improved product lead times and macroeconomic concerns. The decreases were mainly in Buildings and Infrastructure and Resources and Utilities. Geospatial organic product revenue decreased for the first two quarters for the same reason but increased for the second quarter due to higher demand for surveying products.
Organic subscription and services revenue for the second quarter and first two quarters was up primarily due to strong growth across all segments, particularly for Buildings and Infrastructure. The recurring growth was driven by increased subscription and term license sales to new and existing customers, as evidenced by overall organic ARR growth of 14%.
Gross Margin
Gross margin and gross margin as a percentage of revenue increased for the second quarter and first two quarters due to strong growth of software and subscription revenue, favorable pricing and costs, as well as a higher margin mix within our product offerings.
Operating Income
Operating income and operating income as a percentage of revenue decreased for the second quarter and first two quarters primarily due to increased operating expense, partially offset by gross margin expansion. Operating expense increased primarily associated with the Transporeon acquisition, including acquisition costs and higher amortization of purchased intangible assets. In addition, we incurred higher research and development and general and administrative costs, including investments related to our Connect and Scale strategy.
Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

	Second Quarter of				First Two Quarters of
	2023	2022	Dollar Change	% Change	2023	2022	Dollar Change	% Change
(In millions)
Research and development	$174.8	$140.1	$34.7	25%	$334.1	$280.4	$53.7	19%
Percentage of revenue	17.6%	14.9%			17.5%	14.5%
Sales and marketing	$155.3	$138.9	$16.4	12%	$290.7	$270.8	$19.9	7%
Percentage of revenue	15.6%	14.8%			15.2%	14.0%
General and administrative	$141.3	$106.9	$34.4	32%	$252.0	$208.4	$43.6	21%
Percentage of revenue	14.2%	11.4%			13.2%	10.8%
Total	$471.4	$385.9	$85.5	22%	$876.8	$759.6	$117.2	15%

R&D expense increased for the second quarter and first two quarters primarily due to higher compensation expense and the impact of the Transporeon acquisition, partially offset by divestitures and favorable foreign currency impacts. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased for the second quarter and first two quarters primarily due to the impact of the Transporeon acquisition and higher marketing and consulting costs, partially offset by divestitures and favorable foreign currency impacts.
G&A expense increased for the second quarter and first two quarters primarily due to the impact of the Transporeon acquisition, including higher transaction costs, increased SaaS costs, and higher compensation expense, partially offset by divestitures.
Amortization of Purchased Intangible Assets

	Second Quarter of				First Two Quarters of
	2023	2022	Dollar Change	% Change	2023	2022	Dollar Change	% Change
(In millions)
Cost of sales	$30.2	$21.0	$9.2	44%	$53.2	$43.5	$9.7	22%
Operating expenses	31.9	11.3	20.6	182%	43.6	23.4	20.2	86%
Total amortization expense of purchased intangibles	$62.1	$32.3	$29.8	92%	$96.8	$66.9	$29.9	45%

Total amortization expense of purchased intangibles as a percentage of revenue	6%	3%			5%	3%
Total amortization expense of purchased intangibles increased for the second quarter and first two quarters primarily due to amortization of intangibles acquired from the Transporeon acquisition, which were not applicable in the prior year.
Non-operating Income (Expense), Net
The components of non-operating income (expense), net, were as follows:

	Second Quarter of				First Two Quarters of
	2023	2022	Dollar Change	% Change	2023	2022	Dollar Change	% Change
(In millions)
Divestitures gain, net	$1.1	$106.0	$(104.9)	(99)%	$5.1	$97.1	$(92.0)	(95)%
Interest expense, net	$(46.7)	$(15.3)	$(31.4)	205%	(66.4)	(31.3)	(35.1)	112%
Income from equity method investments, net	8.0	5.8	2.2	38%	19.4	15.5	3.9	25%
Other income (expense), net	1.5	(9.8)	11.3	(115)%	29.4	(13.0)	42.4	(326)%
Total non-operating income (expense), net	$(36.1)	$86.7	$(122.8)	(142)%	$(12.5)	$68.3	$(80.8)	(118)%
Non-operating expense, net increased for the second quarter and first two quarters primarily due to lower net gains from divestitures and higher interest expense from the new debt associated with the Transporeon acquisition. The increases were partially offset by fluctuations in the deferred compensation plan assets included in other income (expense), net. Additionally, other income (expense), net for the first two quarters of 2023 included a $27.6 million foreign currency hedging gain related to the Transporeon acquisition.
Income Tax Provision
For the second quarter, our effective income tax rate was 22.4%, as compared to 24.2% in the corresponding period in 2022. For the first two quarters, our effective income tax rate was 20.5%, as compared to 22.7% in the prior year. The decreases were primarily due to an increase in tax benefits from foreign-derived intangible income, favorable geographic mix of earnings, and a tax charge associated with prior year divestiture gains, partially offset by lower stock-based compensation deductions.
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

The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	Second Quarter of				First Two Quarters of
	2023	2022	Dollar Change	% Change	2023	2022	Dollar Change	% Change
(In millions)
Buildings and Infrastructure
Segment revenue	$410.0	$382.6	$27.4	7%	$809.5	$780.2	$29.3	4%
Segment revenue as a % of total revenue	41%	41%			43%	40%
Segment operating income	$105.8	$101.4	4.4	4%	$219.1	$222.1	(3.0)	(1)%
Segment operating income as a % of segment revenue	25.8%	26.5%			27.1%	28.5%
Geospatial
Segment revenue	$192.9	$193.7	(0.8)	—%	$345.3	$401.2	(55.9)	(14)%
Segment revenue as a % of total revenue	19%	20%			18%	21%
Segment operating income	$67.1	$57.8	9.3	16%	$104.4	$115.7	(11.3)	(10)%
Segment operating income as a % of segment revenue	34.8%	29.8%			30.2%	28.8%
Resources and Utilities
Segment revenue	$196.0	$214.8	(18.8)	(9)%	$404.6	$444.7	(40.1)	(9)%
Segment revenue as a % of total revenue	20%	23%			21%	23%
Segment operating income	$61.3	$73.0	(11.7)	(16)%	$140.4	$148.1	(7.7)	(5)%
Segment operating income as a % of segment revenue	31.3%	34.0%			34.7%	33.3%
Transportation
Segment revenue	$194.7	$150.1	44.6	30%	$349.6	$308.8	40.8	13%
Segment revenue as a % of total revenue	20%	16%			18%	16%
Segment operating income	$30.8	$11.8	19.0	161%	$54.2	$21.0	33.2	158%
Segment operating income as a % of segment revenue	15.8%	7.9%			15.5%	6.8%
The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	Second Quarter of		First Two Quarters of
	2023	2022	2023	2022
(In millions)
Consolidated segment operating income	$265.0	$244.0	$518.1	$506.9
Unallocated general corporate expenses	(34.0)	(33.3)	(61.0)	(63.1)
Amortization of purchased intangible assets	(62.1)	(32.3)	(96.8)	(66.9)
Acquisition / divestiture items	(26.5)	(7.3)	(33.5)	(11.2)
Stock-based compensation / deferred compensation	(42.1)	(26.2)	(77.5)	(51.2)
Restructuring and other costs	(6.7)	(10.0)	(18.7)	(22.7)
Consolidated operating income	93.6	134.9	230.6	291.8
Total non-operating income (expense), net	(36.1)	86.7	(12.5)	68.3
Consolidated income before taxes	$57.5	$221.6	$218.1	$360.1

Buildings and Infrastructure

	Second Quarter of 2023	First Two Quarters of 2023
Change versus the corresponding period in 2022	% Change	% Change

Change in Revenue - Buildings and Infrastructure	7%	4%
Acquisitions	3%	3%
Divestitures	(2)%	(4)%
Foreign currency exchange	—%	(1)%
Organic growth	6%	6%
Organic revenue increased for the second quarter and first two quarters due to strong demand for our subscription and term license software and good net retention. The increases resulted from higher sales to new and existing customers as well as conversions to recurring offerings. Perpetual software revenue increased due to civil construction software passcode unlocks. The increase in organic revenue was offset by lower civil construction hardware sales as dealers worked through their inventories.
Operating income increased for the second quarter primarily due to higher revenue and gross margin expansion, offset by increased operating expense associated with revenue growth as well as investments, including our Connect and Scale strategy. Operating income as a percentage of revenue was relatively flat for the second quarter. Operating income and operating income as a percentage of revenue decreased for the first two quarters due to increased operating expense, partially offset by higher revenue and gross margin expansion.
Geospatial

	Second Quarter of 2023	First Two Quarters of 2023
Change versus the corresponding period in 2022	% Change	% Change

Change in Revenue - Geospatial	—%	(14)%
Divestitures	(4)%	(7)%
Foreign currency exchange	—%	(1)%
Organic growth	4%	(6)%
Organic revenue increased for the second quarter primarily from increased surveying hardware sales, due in part to a large government sale. Organic revenue decreased for the first two quarters due to lower hardware and related perpetual software sales as dealers continue to work through their inventories.
Operating income and operating income as a percentage of revenue increased for the second quarter primarily due to higher revenue, gross margin expansion, and strong operating expense control. Operating income for the first two quarters decreased due to decreased revenue, partially offset by gross margin expansion and strong operating expense control. Operating income as a percentage of revenue increased for the first two quarters.
Resources and Utilities

	Second Quarter of 2023	First Two Quarters of 2023
Change versus the corresponding period in 2022	% Change	% Change

Change in Revenue - Resources and Utilities	(9)%	(9)%
Acquisitions	—%	1%
Divestitures	(1)%	(1)%
Foreign currency exchange	—%	(1)%
Organic growth	(8)%	(8)%
Organic revenue decreased for the second quarter and first two quarters from weaker dealer aftermarket sales due in part to robust market strength in the first half of 2022. Dealer sales were also impacted by changes in our dealer aftermarket distribution network. The declines were partially offset by an increase in OEM sales.
Operating income decreased for the second quarter and first two quarters primarily due to decreased revenue and higher operating expense, partially offset by gross margin expansion. Operating income as a percentage of revenue decreased for the second quarter and increased slightly for the first two quarters.

Transportation

	Second Quarter of 2023	First Two Quarters of 2023
Change versus the corresponding period in 2022	% Change	% Change

Change in Revenue - Transportation	30%	13%
Acquisitions	27%	13%
Divestitures	(3)%	(4)%
Organic growth	6%	4%
Organic revenue increased for the second quarter and first two quarters primarily driven by enterprise and MAPS subscription revenue growth and higher hardware sales from Europe and Brazil Mobility.
Operating income and operating income as a percentage of revenue increased for the second quarter and first two quarters primarily due to the impact of the Transporeon acquisition, as well as organic revenue growth, gross margin expansion, and targeted cost reductions.
LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter of	Year End
As of	2023	2022	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents	$237.3	$271.0	$(33.7)	(12)%
As a percentage of total assets	2.5%	3.7%
Principal balance of outstanding debt	$3,204.3	$1,525.0	$1,679.3	110%

	First Two Quarters of
	2023	2022	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$351.1	$201.8	$149.3	74%
Net cash (used in) provided by investing activities	(2,050.2)	172.3	(2,222.5)	(1290)%
Net cash provided by (used in) financing activities	1,662.0	(335.3)	1,997.3	(596)%
Effect of exchange rate changes on cash and cash equivalents	3.4	(14.4)	17.8	(124)%
Net (decrease) increase in cash and cash equivalents	$(33.7)	$24.4
Operating Activities
The increase in cash provided by operating activities was driven by a reduction in inventory purchases, incentive compensation payouts, accounts receivable, and tax payments. The increase was partially offset by a decrease in deferred revenue due to the timing of billings.
Investing Activities
The increase in cash used in investing activities was primarily due to the Transporeon acquisition and reduced proceeds from divestitures.
Financing Activities
The increase in cash provided by financing activities was driven by proceeds from our $800.0 million issuance of the 2033 senior notes, borrowings of $1.0 billion in term loans in the current year, and common stock repurchases occurring in the prior year. The increase was partially offset by the repayment of the 2023 senior notes.
Cash and Cash Equivalents
We believe that our cash and cash equivalents and borrowings, along with cash provided by operations will be sufficient in the foreseeable future to meet our anticipated operating cash needs, debt service, expenditures related to our Connect and Scale strategy, and any acquisitions.
Our 2022 credit facility allows us to borrow up to $1.25 billion, with an option to increase the borrowings up to $1.75 billion with lender approval. As of June 30, 2023, $400.0 million was outstanding under the 2022 credit facility.
Our 2023 senior notes totaling $300.0 million matured and were paid in June 2023.

In the second quarter of 2023, we acquired Transporeon, which was funded through a combination of $1.0 billion of term loans, $225.0 million drawn on the 2022 credit facility, as amended, and the 2033 senior notes, see Note 3 “Acquisition” of this report.

As a result of R&D cost capitalization for tax purposes, our tax cash costs in 2022 were approximately $88.0 million higher than they would have been had R&D costs continued to be expensed upfront for tax purposes. If this provision is deferred or repealed, we expect to get a significant portion returned to us as a refund or use it as a tax credit in future years. In 2023, we are expecting to pay approximately $66.0 million relating to this provision. The majority relates to Federal tax liability and will be paid during the fourth quarter of 2023, as we qualified for payment postponement under the IRS relief initiative for California disaster area taxpayers.
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
In addition to providing non-GAAP financial measures, we disclose Annualized Recurring Revenue (“ARR”) to give the investors supplementary indicators of the value of our current recurring revenue contracts. ARR represents the estimated annualized value of recurring revenue. ARR is calculated by taking our subscription, maintenance and support, and recurring transaction revenue for the current quarter and adding the portion of the contract value of all of our term licenses attributable to the current quarter, and dividing that sum by the number of days in the quarter and then multiplying that quotient by 365. Organic ARR refers to annualized recurring revenue excluding the impacts of (i) foreign currency translation, and (ii) acquisitions and divestitures. ARR and organic ARR should be viewed independently of revenue and deferred revenue as they are performance measures and are not intended to be combined with or to replace either of those items.
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		Second Quarter of				First Two Quarters of
		2023		2022		2023		2022
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$993.6		$941.2		$1,909.0		$1,934.9
GROSS MARGIN:
GAAP gross margin:		$604.5	60.8%	$537.5	57.1%	$1,165.3	61.0%	$1,087.1	56.2%
Amortization of purchased intangible assets	(A)	30.2		21.0		53.2		43.5
Acquisition / divestiture items	(B)	0.2		—		0.4		—
Stock-based compensation / deferred compensation	(C)	4.1		3.1		7.6		5.3
Restructuring and other costs	(D)	(1.0)		—		(0.7)		1.1
Non-GAAP gross margin:		$638.0	64.2%	$561.6	59.7%	$1,225.8	64.2%	$1,137.0	58.8%
OPERATING EXPENSES:
GAAP operating expenses:		$510.9	51.4%	$402.6	42.8%	$934.7	49.0%	$795.3	41.1%
Amortization of purchased intangible assets	(A)	(31.9)		(11.3)		(43.6)		(23.4)
Acquisition / divestiture items	(B)	(26.3)		(7.3)		(33.1)		(11.2)
Stock-based compensation / deferred compensation	(C)	(38.0)		(23.1)		(69.9)		(45.9)
Restructuring and other costs	(D)	(7.7)		(10.0)		(19.4)		(21.6)
Non-GAAP operating expenses:		$407.0	41.0%	$350.9	37.3%	$768.7	40.3%	$693.2	35.8%
OPERATING INCOME:
GAAP operating income:		$93.6	9.4%	$134.9	14.3%	$230.6	12.1%	$291.8	15.1%
Amortization of purchased intangible assets	(A)	62.1		32.3		96.8		66.9
Acquisition / divestiture items	(B)	26.5		7.3		33.5		11.2
Stock-based compensation / deferred compensation	(C)	42.1		26.2		77.5		51.2
Restructuring and other costs	(D)	6.7		10.0		18.7		22.7
Non-GAAP operating income:		$231.0	23.2%	$210.7	22.4%	$457.1	23.9%	$443.8	22.9%

		Second Quarter of				First Two Quarters of
		2023		2022		2023		2022
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$(36.1)		$86.7		$(12.5)		$68.3
Acquisition / divestiture items	(B)	(0.9)		(106.3)		(32.5)		(97.4)
Deferred compensation	(C)	(1.7)		7.0		(3.7)		10.3
Restructuring and other costs	(D)	—		—		1.3		0.1
Non-GAAP non-operating expense, net:		$(38.7)		$(12.6)		$(47.4)		$(18.7)
			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			(G)		(G)		(G)		(G)
INCOME TAX PROVISION:
GAAP income tax provision:		$12.9	22.4%	$53.6	24.2%	$44.7	20.5%	$81.8	22.7%
Non-GAAP items tax effected	(E)	30.2		(5.7)		41.4		12.4
Difference in GAAP and Non-GAAP tax rate	(F)	(9.8)		(11.4)		(13.3)		(15.5)
Non-GAAP income tax provision:		$33.3	17.3%	$36.5	18.4%	$72.8	17.8%	$78.7	18.5%
NET INCOME:
GAAP net income:		$44.6		$168.0		$173.4		$278.3
Amortization of purchased intangible assets	(A)	62.1		32.3		96.8		66.9
Acquisition / divestiture items	(B)	25.6		(99.0)		1.0		(86.2)
Stock-based compensation / deferred compensation	(C)	40.4		33.2		73.8		61.5
Restructuring and other costs	(D)	6.7		10.0		20.0		22.8
Non-GAAP tax adjustments	(E) - (F)	(20.4)		17.1		(28.1)		3.1
Non-GAAP net income:		$159.0		$161.6		$336.9		$346.4
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share:		$0.18		$0.67		$0.70		$1.11
Amortization of purchased intangible assets	(A)	0.25		0.13		0.39		0.27
Acquisition / divestiture items	(B)	0.10		(0.39)		—		(0.34)
Stock-based compensation / deferred compensation	(C)	0.16		0.13		0.29		0.24
Restructuring and other costs	(D)	0.03		0.04		0.08		0.09
Non-GAAP tax adjustments	(E) - (F)	(0.08)		0.06		(0.11)		0.01
Non-GAAP diluted net income per share:		$0.64		$0.64		$1.35		$1.38
ADJUSTED EBITDA:
GAAP net income:		$44.6		$168.0		$173.4		$278.3
Non-operating income (expense), net and income tax provision		49.0		(33.1)		57.2		13.5
GAAP operating income:		93.6		134.9		230.6		291.8
Amortization of purchased intangible assets	(A)	62.1		32.3		96.8		66.9
Acquisition / divestiture items	(B)	26.5		7.3		33.5		11.2
Stock-based compensation / deferred compensation	(C)	42.1		26.2		77.5		51.2
Restructuring and other costs	(D)	6.7		10.0		18.7		22.7
Non-GAAP operating income:		231.0		210.7		457.1		443.8
Depreciation expense and cloud computing amortization		12.5		11.0		23.8		21.5
Income from equity method investments, net		8.0		5.8		19.4		15.5
Adjusted EBITDA		$251.5	25.3%	$227.5	24.2%	$500.3	26.2%	$480.8	24.8%
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
(D).Restructuring and other costs. Non-GAAP gross margin and operating expenses exclude restructuring and other costs comprised of termination benefits related to reductions in employee headcount and closure or exit of facilities, executive severance agreements, business exit costs, as well as a $20 million commitment to donate to the Trimble Foundation that was paid over four quarters.
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
Market Interest Rate Risk
Our cash equivalents consisted primarily of interest and non-interest bearing bank deposits as well as bank time deposits. The main objective of these instruments is safety of principal and liquidity while maximizing return, without significantly increasing risk. Due to the nature of our cash equivalents that are readily convertible to cash, we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.
In the second quarter of 2023, we borrowed $1.2 billion of variable-rate debt in conjunction with the Transporeon acquisition. At the end of the second quarter of 2023, our outstanding balance of variable-rate debt was $1.4 billion. We are exposed to market risk due to the possibility of changing interest rates. While not predictive, a hypothetical 50 basis point increase in interest rates on our variable-rate debt would result in an increase of approximately $7.1 million in annual interest expense.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the second quarter and first two quarters of 2023, unfavorable impacts from foreign currency exchange rates were $2.7 million and $18.4 million on revenue and $1.9 million and $6.3 million on operating income.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables, primarily denominated in Euro, Canadian Dollars, New Zealand Dollars, Brazilian Real, and British Pound. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. In connection with the acquisition of Transporeon, we entered into foreign currency exchange rate contracts to minimize foreign currency fluctuations on the €1.9 billion purchase price, which were settled on April 3, 2023.

Our foreign currency contracts are marked-to-market through earnings every period and generally range in maturity from one to two months, or from four to six months for acquisitions. We do not enter into foreign currency contracts for trading purposes. Foreign currency forward contracts outstanding at the end of the second quarter of 2023 and at the end of 2022 are summarized as follows (in millions):

	Second Quarter of 2023		Year End 2022
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(113.1)	$(0.5)	$(77.9)	$—
Sold	46.5	0.3	130.6	0.2
Foreign currency exchange contract related to acquisition	—	—	1,999.4	10.4
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
On May 23, 2023, Peter Large, Senior Vice President and an officer for purposes of Section 16 of the Exchange Act, entered into a prearranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading plan was entered into during an open trading window and provides for potential sales of our common stock up to 7,213 shares between August 22, 2023 and May 22, 2024.
ITEM 6. EXHIBITS
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this report.
EXHIBIT INDEX

Exh. No.	Description of Exhibit	Filed or furnished herewith or incorporated by reference to:
3.1	Certificate of Incorporation of Trimble Inc.	Exhibit 3.1 to Form 8-K filed October 3, 2016
3.2	Amended and Restated By-Laws of Trimble Inc. (effective June 1, 2023)	Exhibit 3.1 to Form 8-K filed June 6, 2023
10.1
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL, tagged as blocks of text and including detailed tags:
(i) Condensed Consolidated Balance Sheets,
(ii) Condensed Consolidated Statements of Income,
(iii) Condensed Consolidated Statements of Comprehensive Income,
(iv) Condensed Consolidated Statements of Stockholders’ Equity,
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
DATE: August 4, 2023