Form 10-Q
period 2023-09-29
TRIMBLE INC.
filed 2023-11-03
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 29, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____
Commission file number: 001-14845

TRIMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2802192 (I.R.S. Employer Identification Number)
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
As of October 30, 2023, there were 248,767,565 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:
•general U.S. and global macroeconomic outlook, including slowing growth, inflationary pressures, and increases in interest rates;
•economic disruptions caused by potential impact of volatility and conflict in the political and economic environment, including the conflicts in the Middle East and between Russian and Ukraine;
•our belief that inflationary cost pressures will diminish over time as supply chain conditions continue to normalize;
•fluctuations in foreign currency exchange rates;
•the cyclical nature of our hardware revenue and our expectation that our inventory levels will normalize over the first half of 2024;
•our expectations that we will experience less seasonality in the future;
•the portion of our revenue expected to come from sales to customers located in countries outside of the U.S.;
•our plans to continue to invest in research and development for the active development and introduction of new products and to deliver targeted solutions to the markets we serve;
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
•any anticipated benefits associated with the pending contribution of our precision agriculture business, excluding certain products and technologies, to a newly formed joint venture (the “JV”) and the sale of the majority interest in the JV to AGCO Corporation (“AGCO”);
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

TRIMBLE INC.
FORM 10-Q for the Quarter Ended September 29, 2023

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	Third Quarter of	Year End
	2023	2022
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$216.8	$271.0
Accounts receivable, net	641.4	643.3
Inventories	257.2	402.5
Other current assets	196.4	201.4
Assets held for sale	378.7	—
Total current assets	1,690.5	1,518.2
Property and equipment, net	203.7	219.0
Operating lease right-of-use assets	114.5	121.2
Goodwill	5,279.7	4,137.9
Other purchased intangible assets, net	1,259.6	498.1
Deferred income tax assets	418.0	438.4
Other non-current assets	364.7	336.2
Total assets	$9,330.7	$7,269.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$58.3	$300.0
Accounts payable	179.5	175.5
Accrued compensation and benefits	169.9	159.4
Deferred revenue	594.2	639.1
Income taxes payable	104.9	23.7
Other current liabilities	184.3	164.4
Liabilities held for sale	46.9	—
Total current liabilities	1,338.0	1,462.1
Long-term debt	2,995.4	1,220.0
Deferred revenue, non-current	98.4	98.5
Deferred income tax liabilities	283.6	157.8
Operating lease liabilities	104.1	105.1
Other non-current liabilities	168.2	175.3
Total liabilities	4,987.7	3,218.8
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 248.8 and 246.9 shares issued and outstanding at the end of the third quarter of 2023 and year end 2022	0.2	0.2
Additional paid-in-capital	2,201.5	2,054.9
Retained earnings	2,455.4	2,230.0
Accumulated other comprehensive loss	(314.1)	(234.9)
Total stockholders' equity	4,343.0	4,050.2
Total liabilities and stockholders' equity	$9,330.7	$7,269.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
(In millions, except per share amounts)	2023	2022	2023	2022
Revenue:
Product	$444.0	$472.5	$1,368.9	$1,570.3
Subscription and services	513.3	412.4	1,497.4	1,249.5
Total revenue	957.3	884.9	2,866.3	2,819.8
Cost of sales:
Product	215.6	239.8	665.7	815.5
Subscription and services	123.8	109.8	364.2	338.4
Amortization of purchased intangible assets	27.7	19.9	80.9	63.4
Total cost of sales	367.1	369.5	1,110.8	1,217.3
Gross margin	590.2	515.4	1,755.5	1,602.5
Operating expense:
Research and development	162.5	127.0	496.6	407.4
Sales and marketing	146.2	137.1	436.9	407.9
General and administrative	117.2	109.6	369.2	318.0
Restructuring	11.8	8.2	26.1	20.5
Amortization of purchased intangible assets	31.2	11.1	74.8	34.5
Total operating expense	468.9	393.0	1,403.6	1,188.3
Operating income	121.3	122.4	351.9	414.2
Non-operating income (expense), net:
Divestitures gain, net	5.5	6.0	10.6	103.1
Interest expense, net	(46.8)	(15.6)	(113.2)	(46.9)
Income from equity method investments, net	5.2	6.8	24.6	22.3
Other income (expense), net	(5.8)	(1.7)	23.6	(14.7)
Total non-operating income (expense), net	(41.9)	(4.5)	(54.4)	63.8
Income before taxes	79.4	117.9	297.5	478.0
Income tax provision	4.5	32.1	49.2	113.9
Net income	$74.9	$85.8	$248.3	$364.1
Earnings per share:
Basic	$0.30	$0.35	$1.00	$1.46
Diluted	$0.30	$0.34	$1.00	$1.45
Shares used in calculating earnings per share:
Basic	248.6	247.5	248.0	249.1
Diluted	249.7	248.9	249.1	250.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Third Quarter of		First Three Quarters of
	2023	2022	2023	2022
(In millions)
Net income	$74.9	$85.8	$248.3	$364.1
Foreign currency translation adjustments, net of tax	(119.7)	(95.6)	(75.6)	(173.0)
Net change related to derivatives and other, net of tax	(0.2)	—	(3.6)	—
Comprehensive (loss) income	$(45.0)	$(9.8)	$169.1	$191.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2022	246.9	$0.2	$2,054.9	$2,230.0	$(234.9)	$4,050.2
Net income	—	—	—	128.8	—	128.8
Other comprehensive income	—	—	—	—	16.5	16.5
Issuance of common stock under employee plans, net of tax withholdings	0.5	—	16.9	(2.9)	—	14.0
Stock-based compensation	—	—	35.7	—	—	35.7
Balance at the end of the first quarter of 2023	247.4	$0.2	$2,107.5	$2,355.9	$(218.4)	$4,245.2
Net income	—	—	—	44.6	—	44.6
Other comprehensive income	—	—	—	—	24.2	24.2
Issuance of common stock under employee plans, net of tax withholdings	0.9	—	(4.2)	(19.4)	—	(23.6)
Stock-based compensation	—	—	40.9	—	—	40.9
Balance at the end of the second quarter of 2023	248.3	$0.2	$2,144.2	$2,381.1	$(194.2)	$4,331.3
Net income	—	—	—	74.9	—	74.9
Other comprehensive loss	—	—	—	—	(119.9)	(119.9)
Issuance of common stock under employee plans, net of tax withholdings	0.5	—	18.2	(0.6)	—	17.6
Stock-based compensation	—	—	39.1	—	—	39.1
Balance at the end of the third quarter of 2023	248.8	$0.2	$2,201.5	$2,455.4	$(314.1)	$4,343.0

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2021	250.9	$0.3	$1,935.6	$2,170.5	$(161.7)	$3,944.7
Net income	—	—	—	110.3	—	110.3
Other comprehensive loss	—	—	—	—	(2.2)	(2.2)
Issuance of common stock under employee plans, net of tax withholdings	0.7	—	15.2	(17.6)	—	(2.4)
Stock repurchases	(1.5)	—	(11.8)	(92.9)	—	(104.7)
Stock-based compensation	—	—	42.2	—	—	42.2
Balance at the end of the first quarter of 2022	250.1	$0.3	$1,981.2	$2,170.3	$(163.9)	$3,987.9
Net income	—	—	—	168.0	—	168.0
Other comprehensive loss	—	—	—	—	(75.2)	(75.2)
Issuance of common stock under employee plans, net of tax withholdings	0.6	—	(2.3)	(17.1)	—	(19.4)
Stock repurchases	(3.1)	(0.1)	(24.4)	(175.5)	—	(200.0)
Stock-based compensation	—	—	33.2	—	—	33.2
Balance at the end of the second quarter of 2022	247.6	$0.2	$1,987.7	$2,145.7	$(239.1)	$3,894.5
Net income	—	—	—	85.8	—	85.8
Other comprehensive loss	—	—	—	—	(95.6)	(95.6)
Issuance of common stock under employee plans, net of tax withholdings	0.4	—	17.9	(0.9)	—	17.0
Stock repurchases	(1.4)	—	(11.4)	(78.6)	—	(90.0)
Stock-based compensation	—	—	33.1	—	—	33.1
Balance at the end of the third quarter of 2022	246.6	$0.2	$2,027.3	$2,152.0	$(334.7)	$3,844.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters of
(In millions)	2023	2022
Cash flow from operating activities:
Net income	$248.3	$364.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	29.5	30.1
Amortization expense	155.7	97.9
Deferred income taxes	(104.0)	(41.3)
Stock-based compensation	112.5	93.2
Divestitures gain, net	(10.6)	(103.1)
Other, net	(5.9)	22.7
(Increase) decrease in assets:
Accounts receivable, net	24.0	13.2
Inventories	46.3	(99.5)
Other current and non-current assets	(35.5)	(31.7)
Increase (decrease) in liabilities:
Accounts payable	5.0	(3.8)
Accrued compensation and benefits	12.3	(52.9)
Deferred revenue	(39.7)	14.3
Income taxes payable	62.5	(16.6)
Other current and non-current liabilities	(2.2)	(1.5)
Net cash provided by operating activities	498.2	285.1
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(2,088.9)	(318.1)
Purchases of property and equipment	(32.2)	(36.6)
Net proceeds from divestitures	15.1	214.3
Other, net	41.6	(11.8)
Net cash used in investing activities	(2,064.4)	(152.2)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	8.0	(4.8)
Repurchases of common stock	—	(394.7)
Proceeds from debt and revolving credit lines	3,398.8	529.3
Payments on debt and revolving credit lines	(1,856.8)	(235.9)
Other, net	(29.3)	(8.9)
Net cash provided by (used in) financing activities	1,520.7	(115.0)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	(34.9)
Net decrease in cash and cash equivalents	(48.1)	(17.0)
Cash and cash equivalents - beginning of period	271.0	325.7
Cash and cash equivalents - end of period (1)	$222.9	$308.7
(1) Includes $6.1 million of cash and cash equivalents classified as held for sale as of September 29, 2023.
See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. OVERVIEW AND ACCOUNTING POLICIES
Basis of Presentation
The Condensed Consolidated Financial Statements include our results of our consolidated subsidiaries. Intercompany accounts and transactions have been eliminated.
We use a 52- to 53-week year ending on the Friday nearest to December 31. Both 2023 and 2022 are 52-week years. The third quarter of 2023 and 2022 ended on September 29, 2023 and September 30, 2022. Unless otherwise stated, all dates refer to these periods.
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
Prior period amounts have been revised to conform to the current period presentation. This change in presentation did not affect the total revenue or total cost of sales. The effect of the changes on the Condensed Consolidated Statements of Income for the third quarter and first three quarters of 2022 were as follows:

	Third Quarter of 2022			First Three Quarters of 2022
(In millions)
	As Previously Reported	Effect of Change in Presentation	As Reported Herein	As Previously Reported	Effect of Change in Presentation	As Reported Herein
Revenue:
Product	$503.9	$(31.4)	$472.5	$1,690.0	$(119.7)	$1,570.3
Subscription and services	—	412.4	412.4	—	1,249.5	1,249.5
Service	158.3	(158.3)	—	477.4	(477.4)	—
Subscription	222.7	(222.7)	—	652.4	(652.4)	—
Total revenue	$884.9	$—	$884.9	$2,819.8	$—	$2,819.8

Cost of sales:
Product	$240.7	$(0.9)	$239.8	$819.0	$(3.5)	$815.5
Subscription and services	—	109.8	109.8	—	338.4	338.4
Service	53.9	(53.9)	—	180.6	(180.6)	—
Subscription	55.0	(55.0)	—	154.3	(154.3)	—
Amortization of purchased intangible assets	19.9	—	19.9	63.4	—	63.4
Total cost of sales	$369.5	$—	$369.5	$1,217.3	$—	$1,217.3
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
Under the 2021 Stock Repurchase Program, we may repurchase stock from time to time through open market transactions, privately-negotiated transactions, accelerated stock repurchase plans, or by other means. The timing and actual number of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available uses of capital, applicable legal requirements, and other factors. The 2021 Stock Repurchase Program may be suspended, modified, or discontinued at any time at the Company’s discretion without notice. At the end of the third quarter of 2023, the 2021 Stock Repurchase Program had remaining authorized funds of $215.3 million.
In the fourth quarter of 2023, we plan to reinstate share repurchases, which were temporarily discontinued in the fourth quarter of 2022.
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

The total purchase consideration was €1.9 billion or $2.1 billion, which included the repayment of outstanding Transporeon debt of $339.6 million. The acquisition was funded through a combination of cash on hand and debt. See Note 8 “Debt” of this report for more information.
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

	Fair Value as of the Acquisition Date	Estimated Useful Life
(In millions)
Total purchase consideration	$2,082.6

Net tangible assets acquired:
Cash and cash equivalents	12.9
Accounts receivable, net	41.8
Other current assets	28.0
Non-current assets	24.7
Accounts payable	(4.1)
Accrued compensation and benefits	(9.7)
Deferred revenue	(16.5)
Other current liabilities	(47.2)
Non-current liabilities	(22.3)
Total net tangible assets acquired	7.6

Intangible assets acquired:
Customer relationships	759.5	11 years
Developed product technology	168.4	7 years
Trade name	11.9	1 year
Total intangible assets acquired	939.8

Deferred tax liability	(256.6)

Fair value of all assets/liabilities acquired	690.8

Goodwill	$1,391.8
Goodwill consists of growth potential, synergies, and economies of scale expected from combining Transporeon’s operations with ours, together with the highly skilled and valuable assembled workforce. We do not expect the goodwill to be deductible for income tax purposes.
Financial Information
The following table presents the amounts of revenue and net loss included in the Condensed Consolidated Statements of Income resulting from Transporeon since the acquisition date, which includes the effects of purchase accounting, primarily amortization of intangible assets and other adjustments.

	Third Quarter of	First Three Quarters of
	2023	2023
(In millions)
Total revenue	$41.0	$81.5
Net loss	(12.4)	(27.0)
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

	Third Quarter of		First Three Quarters of
	2023	2022	2023	2022
(In millions)
Total revenue	$957.3	$922.7	$2,906.8	$2,936.3
Net income	74.9	56.7	210.0	252.2
NOTE 4. ASSETS HELD FOR SALE
On September 28, 2023, we executed a definitive agreement with AGCO that provides for the formation of a JV with AGCO in the mixed fleet precision agriculture market (the “Trimble Ag JV Transaction”). Under the terms of the agreement, we will contribute our precision agriculture business (“Trimble Ag”), excluding certain Global Navigation Satellite System (“GNSS”) and guidance technologies, and AGCO will contribute its JCA Technologies business to the JV. We will sell an interest in the JV to AGCO for $2.0 billion in pre-tax cash proceeds, subject to working capital adjustments. Immediately following the closing of the Trimble Ag JV Transaction, we will own 15% of the JV and AGCO will own 85% of the JV.
Additionally, we plan to enter into the following agreements with AGCO as part of the overall transaction:
•a seven-year, renewable Supply Agreement through which we will provide key GNSS and guidance technologies to the JV for use in professional agriculture machines sold by AGCO, on an exclusive basis with limited exceptions;
•a Technology Transfer and License Agreement to govern the licensing of certain non-divested intellectual property and technology for use by the JV in the agriculture field and, upon expiration of the Supply Agreement, to govern fixed and variable royalty payments made to us by the JV;
•a Trademark License Agreement to govern the licensing of certain Trimble trademarks for use by the JV in the agriculture field;
•a Positioning Services Agreement through which the JV will serve as our channel partner for the positioning services in the agriculture market; and
•a Transition Services Agreement to provide contract manufacturing services for the divested products for two years following the closing of the transaction.
The transaction is expected to close in the first half of 2024 and is subject to customary closing conditions, including regulatory approvals. Trimble Ag is reported as a part of our Resources and Utilities segment.
Following the closing of the Trimble Ag JV Transaction, our 15% ownership interest in the JV is expected to be reported as an equity method investment.
The assets and liabilities of Trimble Ag that are subject to the transaction were classified as held for sale in the third quarter of 2023. The following table presents the carrying values of the major classes of assets and liabilities classified as held for sale in our Condensed Consolidated Balance Sheets at the end of the third quarter of 2023:

As of
Third Quarter of
(In millions)	2023

Cash and cash equivalents	$6.1
Accounts receivable, net	11.7
Inventories, net	85.8
Other current assets	3.0
Property and equipment, net	18.8
Other purchased intangible assets, net	19.3
Goodwill	231.1
Other non-current assets	2.9
Total Assets Held for Sale	$378.7

Accounts payable	$3.7
Deferred revenue, current	13.3
Other current liabilities	14.8
Deferred revenue, non-current	8.3
Long-term liabilities	6.8
Total Liabilities Held for Sale	$46.9
NOTE 5. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	Third Quarter of 2023			Year End 2022
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$927.2	$(554.1)	$373.1	$1,004.8	$(722.7)	$282.1
Customer relationships	1,347.1	(469.8)	877.3	654.1	(445.9)	208.2
Trade names and trademarks	44.8	(36.6)	8.2	39.5	(32.7)	6.8
Distribution rights and other intellectual property	4.4	(3.4)	1.0	8.0	(7.0)	1.0
	$2,323.5	$(1,063.9)	$1,259.6	$1,706.4	$(1,208.3)	$498.1
The estimated future amortization expense of intangible assets at the end of the third quarter of 2023 was as follows:

(In millions)
2023 (Remaining)	$57.5
2024	200.1
2025	162.8
2026	157.7
2027	144.0
Thereafter	537.5
Total	$1,259.6

Goodwill
The changes in the carrying amount of goodwill by segment for the first three quarters of 2023 were as follows:

	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Balance as of year end 2022	$2,300.1	$382.1	$471.8	$983.9	$4,137.9
Additions due to acquisitions	28.1	—	—	1,391.8	1,419.9
Assets held for sale	—	(1.7)	(229.4)	—	(231.1)
Foreign currency translation and other adjustments	(2.2)	(3.6)	2.0	(43.2)	(47.0)
Balance as of the end of the third quarter of 2023	$2,326.0	$376.8	$244.4	$2,332.5	$5,279.7
NOTE 6. INVENTORIES
The components of inventory, net were as follows:

	Third Quarter of	Year End
As of	2023	2022
(In millions)
Raw materials	$92.0	$154.9
Work-in-process	9.8	13.1
Finished goods	155.4	234.5
Total inventories	$257.2	$402.5
NOTE 7. SEGMENT INFORMATION
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

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Third Quarter of 2023
Segment revenue	$395.1	$180.7	$184.9	$196.6	$957.3
Segment operating income	113.5	57.9	69.2	35.8	276.4

Third Quarter of 2022
Segment revenue	$363.6	$184.2	$191.7	$145.4	$884.9
Segment operating income	96.7	61.5	64.2	16.0	238.4

First Three Quarters of 2023
Segment revenue	$1,204.6	$526.0	$589.5	$546.2	$2,866.3
Segment operating income	332.6	162.3	209.6	90.0	794.5

First Three Quarters of 2022
Segment revenue	$1,143.8	$585.4	$636.4	$454.2	$2,819.8
Segment operating income	318.8	177.2	212.3	37.0	745.3

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
As of the end of the Third Quarter of 2023
Accounts receivable, net	$255.9	$133.0	$78.8	$173.7	$641.4
Inventories	68.8	124.0	11.0	53.4	257.2
Goodwill	2,326.0	376.8	244.4	2,332.5	5,279.7
As of Year End 2022
Accounts receivable, net	$305.1	$137.2	$79.2	$121.8	$643.3
Inventories	93.2	146.1	100.3	62.9	402.5
Goodwill	2,300.1	382.1	471.8	983.9	4,137.9
A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	Third Quarter of		First Three Quarters of
	2023	2022	2023	2022
(In millions)
Consolidated segment operating income	$276.4	$238.4	$794.5	$745.3
Unallocated general corporate expenses	(25.4)	(28.5)	(86.4)	(91.6)
Amortization of purchased intangible assets	(58.9)	(31.0)	(155.7)	(97.9)
Acquisition / divestiture items	(22.0)	(9.1)	(55.5)	(20.3)
Stock-based compensation / deferred compensation	(37.9)	(31.7)	(115.4)	(82.9)
Restructuring and other costs	(10.9)	(15.7)	(29.6)	(38.4)
Consolidated operating income	121.3	122.4	351.9	414.2
Total non-operating income (expense), net	(41.9)	(4.5)	(54.4)	63.8
Consolidated income before taxes	$79.4	$117.9	$297.5	$478.0

The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reporting Segment tables above.

	Reporting Segments
	Buildings and Infrastructure	Geospatial	Resources and Utilities	Transportation	Total
(In millions)
Third Quarter of 2023
North America	$256.1	$85.8	$55.1	$121.4	$518.4
Europe	78.3	51.2	74.6	56.6	260.7
Asia Pacific	51.3	33.2	12.1	9.3	105.9
Rest of World	9.4	10.5	43.1	9.3	72.3
Total segment revenue	$395.1	$180.7	$184.9	$196.6	$957.3
Third Quarter of 2022
North America	$235.8	$84.1	$55.5	$113.0	$488.4
Europe	67.6	52.9	79.6	18.1	218.2
Asia Pacific	52.8	33.8	8.6	7.1	102.3
Rest of World	7.4	13.4	48.0	7.2	76.0
Total segment revenue	$363.6	$184.2	$191.7	$145.4	$884.9
First Three Quarters of 2023
North America	$773.9	$233.0	$159.8	$359.1	$1,525.8
Europe	259.4	158.8	254.9	138.1	811.2
Asia Pacific	148.4	104.7	42.6	23.9	319.6
Rest of World	22.9	29.5	132.2	25.1	209.7
Total segment revenue	$1,204.6	$526.0	$589.5	$546.2	$2,866.3
First Three Quarters of 2022
North America	$710.6	$255.4	$178.8	$354.9	$1,499.7
Europe	263.9	185.4	291.3	58.2	798.8
Asia Pacific	149.6	108.6	41.3	22.1	321.6
Rest of World	19.7	36.0	125.0	19.0	199.7
Total segment revenue	$1,143.8	$585.4	$636.4	$454.2	$2,819.8
Total revenue in the United States as included in the Condensed Consolidated Statements of Income was $478.6 million and $444.5 million for the third quarter of 2023 and 2022, and $1,401.2 million and $1,358.9 million for the first three quarters of 2023 and 2022. No single customer or country other than the United States accounted for 10% or more of our total revenue.

NOTE 8. DEBT
Debt consisted of the following:

		Third Quarter of		Year End
Instrument	Date of Issuance	2023		2022
(In millions)		Effective interest rate
Senior Notes:
Senior Notes, 4.15%, due June 2023	June 2018		$—	$300.0
Senior Notes, 4.75%, due December 2024	November 2014	4.95%	400.0	400.0
Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
Senior Notes, 6.10%, due March 2033	March 2023	6.13%	800.0	—
Credit Facilities:
2022 Revolving Credit Facility, due March 2027	September 2022	6.68%	210.0	225.0
Term Loan, due April 2026	April 2023	6.94%	500.0	—
Term Loan, due April 2028	April 2023	7.03%	500.0	—
Uncommitted Credit Facilities, floating rate		6.38%	58.3	—
Unamortized discount and issuance costs			(14.6)	(5.0)
Total debt			$3,053.7	$1,520.0
Less: Short-term debt			58.3	300.0
Long-term debt			$2,995.4	$1,220.0
Debt Maturities
At the end of the third quarter of 2023, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2023 (Remaining)	$58.3
2024	400.0
2025	—
2026	518.8
2027	253.7
Thereafter	1,837.5
Total	$3,068.3
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
Credit Facilities
2022 Term Loan Credit Agreement
On December 27, 2022, we entered into a $1.0 billion unsecured, delayed draw term loan credit agreement comprised of commitments for a 3-year tranche of $500.0 million and a 5-year tranche of $500.0 million. On April 3, 2023, both variable-rate term loans were drawn to fund the acquisition of Transporeon.
Prepayments are allowed without penalty and cannot be reborrowed.

2022 Credit Facility and Amendment
In March 2022, we entered into a credit agreement maturing in March 2027. The 2022 credit facility provides for a five-year, unsecured revolving credit facility in an aggregate principal amount of $1.25 billion, and permits us, subject to the satisfaction of certain conditions, to increase the commitments for revolving loans by an aggregate principal amount of up to $500.0 million. The variable interest rate and commitment fees are based on our current long-term, senior unsecured debt ratings, our leverage ratio, and certain specified sustainability targets.
On December 27, 2022, we entered into an amendment to the 2022 credit facility that made available up to $600.0 million of the existing commitments for the acquisition of Transporeon and increased our maximum permitted leverage ratio following the closing of the acquisition. On April 3, 2023, we borrowed $225.0 million as part of the proceeds to finance the acquisition. For additional information related to the Transporeon acquisition, see Note 3 “Acquisition” of this report.
Uncommitted Facilities
At the end of the third quarter of 2023, we had two $75.0 million, one €100.0 million, and one £55.0 million revolving credit facilities, which are uncommitted. Generally, these variable-rate uncommitted facilities may be redeemed upon demand. Borrowings under the uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.
Covenants
The 2022 term loan credit agreement and 2022 credit facility, as amended, contain customary covenants including, among other requirements, limitations that restrict the Company’s and its subsidiaries’ ability to create liens and enter into sale and leaseback transactions, and restrictions on the ability of the subsidiaries to incur indebtedness. Further, both debt agreements contain financial covenants that require the maintenance of maximum leverage and minimum interest coverage ratios. At the end of the third quarter of 2023, we were in compliance with the covenants for each of our debt agreements.
NOTE 9. FAIR VALUE MEASUREMENTS
The following table summarizes the fair values of financial instruments at fair value on a recurring basis for the periods indicated and determined using the following inputs:

	Fair Values at the end of the third quarter of 2023				Fair Values at the end of 2022
	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level I)	(Level II)	(Level III)	Total	(Level I)	(Level II)	(Level III)	Total
Assets
Deferred compensation plan (1)	$29.2	$—	$—	$29.2	$31.5	$—	$—	$31.5
Derivatives (2)	—	0.1	—	0.1	—	18.0	—	18.0
Contingent consideration (3)	—	—	1.0	1.0	—	—	3.1	3.1
Total assets measured at fair value	$29.2	$0.1	$1.0	$30.3	$31.5	$18.0	$3.1	$52.6

Liabilities
Deferred compensation plan (1)	$29.2	$—	$—	$29.2	$31.5	$—	$—	$31.5
Derivatives (2)	—	0.4	—	0.4	—	0.2	—	0.2
Total liabilities measured at fair value	$29.2	$0.4	$—	$29.6	$31.5	$0.2	$—	$31.7
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
Additional Fair Value Information
The total estimated fair value of all outstanding financial instruments that are not recorded at fair value on a recurring basis (debt) was approximately $3.0 billion and $1.5 billion at the end of the third quarter of 2023 and the end of 2022.
The fair value of the senior notes was determined based on observable market prices in less active markets and is categorized accordingly as Level II. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.
NOTE 10. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during the third quarter of 2023 and 2022 were as follows:

	Third Quarter of		First Three Quarters of
(In millions)	2023	2022	2023	2022
Beginning balance of the period	$745.6	$685.2	$737.6	$631.8
Revenue recognized from prior year-end	(107.8)	(92.0)	(543.0)	(453.8)
Billings net of revenue recognized from current year and other	54.8	43.6	498.0	458.8
Ending balance of the period	$692.6	$636.8	$692.6	$636.8
Remaining Performance Obligations
At the end of the third quarter of 2023, approximately $1.5 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.1 billion or 70% of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter. The remaining performance obligations exclude $43.5 million related to the pending Trimble Ag JV Transaction.
NOTE 11. EARNINGS PER SHARE
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
The following table shows the computation of basic and diluted earnings per share:

	Third Quarter of		First Three Quarters of
	2023	2022	2023	2022
(In millions, except per share amounts)
Numerator:
Net income	$74.9	$85.8	$248.3	$364.1
Denominator:
Weighted-average number of common shares used in basic earnings per share	248.6	247.5	248.0	249.1
Effect of dilutive securities	1.1	1.4	1.1	1.7
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	249.7	248.9	249.1	250.8

Basic earnings per share	$0.30	$0.35	$1.00	$1.46
Diluted earnings per share	$0.30	$0.34	$1.00	$1.45

Antidilutive weighted-average shares (1)	1.3	1.7	1.7	1.5
(1)    Antidilutive stock-based awards are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase diluted earnings per share.

NOTE 12. INCOME TAXES
For the third quarter, our effective income tax rate was 5.7%, as compared to 27.2% in the corresponding period in 2022. The decrease was primarily due to increases in tax benefit from U.S. federal R&D credit and foreign-derived intangible income in 2023, favorable geographic mix of earnings, and a tax charge associated with prior year divestiture gains. For the first three quarters, our effective income tax rate was 16.5%, as compared to 23.8% in the prior year. The decrease was primarily due to the same factors in the third quarter, partially offset by lower stock-based compensation deductions in the current year.
Unrecognized tax benefits of $62.0 million and $51.6 million at the end of the third quarter of 2023 and at the end of 2022, if recognized, would favorably affect the effective income tax rate in future periods. At the end of the third quarter of 2023 and at the end of 2022, we accrued interest and penalties of $10.9 million and $8.4 million. Although the timing of the resolution and/or closure of audits is not certain, we do not believe that our gross unrecognized tax benefits would materially change in the next twelve months.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
At the end of the third quarter of 2023, we had unconditional purchase obligations of approximately $683.1 million. These unconditional purchase obligations primarily represent (i) open non-cancellable purchase orders for material purchases with our inventory vendors, and (ii) various non-cancelable agreements with certain service providers with minimum or fixed commitments.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first three quarters of 2023. For a complete discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2022 Form 10-K.
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
•Strategic acquisitions, joint ventures, and investments; and
•Sustainability.
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $1,935.1 million, which represents growth of 25% year-over-year at the end of the third quarter of 2023. Excluding the impact of foreign currency, acquisitions, and divestitures, ARR organic growth was 13%. This shift toward recurring revenue has positively impacted our revenue mix, growth, and profitability over time and is leading to improved visibility in our businesses. Additionally, we continue to maintain focus on new product introductions and transitions to recurring revenue as evidenced by the Transporeon acquisition.
As our solutions have expanded, our go-to-market model has also evolved with a balanced mix between direct, distribution, and OEM customers as well as enterprise-level customer relationships.
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
On September 28, 2023, we executed a definitive agreement with AGCO that provides for the formation of a JV with AGCO in the mixed fleet precision agriculture market (the “Trimble Ag JV Transaction”). Under the terms of the agreement, we will contribute our precision agriculture business (“Trimble Ag”), excluding certain Global Navigation Satellite System (“GNSS”) and guidance technologies, and AGCO will contribute its JCA Technologies business to the JV. We will sell an interest in the JV to AGCO for $2.0 billion in pre-tax cash proceeds, subject to working capital adjustments. Immediately following the closing of the Trimble Ag JV Transaction, we will own 15% of the JV and AGCO will own 85% of the JV.

Additionally, we plan to enter into the following agreements with AGCO as part of the overall transaction:
•a seven-year, renewable Supply Agreement through which we will provide key GNSS and guidance technologies to the JV for use in professional agriculture machines sold by AGCO, on an exclusive basis with limited exceptions;
•a Technology Transfer and License Agreement to govern the licensing of certain non-divested intellectual property and technology for use by the JV in the agriculture field and, upon expiration of the Supply Agreement, to govern fixed and variable royalty payments made to us by the JV;
•a Trademark License Agreement to govern the licensing of certain Trimble trademarks for use by the JV in the agriculture field;
•a Positioning Services Agreement through which the JV will serve as our channel partner for the positioning services in the agriculture market; and
•a Transition Services Agreement to provide contract manufacturing services for the divested products for two years following closing of the Transaction.
The formation of the JV is expected to better serve farmers with factory fit and aftermarket applications in the mixed fleet precision agriculture market to help farmers drive productivity, efficiency, and sustainability. Additionally, the transaction is expected to (i) simplify our Connect and Scale strategy, (ii) reduce risk of channel transition in the agriculture market, and (iii) enhance our financial profile and flexibility with a resulting higher mix of software, services, and recurring revenue, as well as repaying $1.1 billion of our debt and repurchasing our shares through use of the net proceeds.
The transaction is expected to close in the first half of 2024 and is subject to customary closing conditions, including regulatory approvals. Trimble Ag is reported as a part of our Resources and Utilities segment.
The assets and liabilities of Trimble Ag that are subject to the transaction were classified as held for sale at the end of the third quarter of 2023. See Note 4 “Assets Held for Sale” of this report.
On April 3, 2023, we acquired all of the outstanding shares of Transporeon in an all-cash transaction valued at €1.9 billion or $2.1 billion. Transporeon is a Germany-based company and leading cloud-based transportation management software platform that connects key stakeholders across the industry lifecycle to positively impact the optimization of global supply chains, which aligns with our Connect and Scale strategy. By combining Transporeon’s operations with ours, we expect economies of scale and meaningful synergies such as acceleration of recurring revenue, expansion of the addressable market, cross-sell opportunities, and enhanced productivity and sustainability solutions for our customers. Transporeon is reported in our Transportation segment. We have included the financial results of Transporeon in our Condensed Consolidated Financial Statements starting in the second quarter of 2023.
Macroeconomic Conditions
Macroeconomic conditions, including geopolitical tensions, such as the ongoing military conflicts in the Middle East and between Russia and Ukraine and related sanctions, exchange rate and interest rate volatility, and inflationary pressures, will continue to evolve globally.
In the first three quarters of 2023, as compared to the prior year, our organic hardware sales declined and bookings moderated as dealers moved toward lower levels of inventories due to improved product lead times and macroeconomic concerns. Geospatial, Buildings and Infrastructure, and Resources and Utilities all had strong hardware sales in the prior year. Due to previously extended component lead times, we made binding commitments over a longer horizon for certain components. We expect that our inventory levels will normalize over the first half of 2024. However, as our inventory levels continue to normalize, macroeconomic conditions, including rising interest rates and inflation, could negatively impact the timing of inventory normalization.
Global inflation has risen sharply, and interest rates are rising in an effort to curb inflation. These macroeconomic conditions have had and are expected to have a negative impact on our results of operations. Additionally, we may experience higher borrowing costs on variable-rate debt. At the end of the third quarter of 2023, our outstanding balance of variable-rate debt was $1.3 billion.

RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	Third Quarter of				First Three Quarters of
	2023	2022	Dollar Change	% Change	2023	2022	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$444.0	$472.5	$(28.5)	(6)%	$1,368.9	$1,570.3	$(201.4)	(13)%
Subscription and services	513.3	412.4	100.9	24%	1,497.4	1,249.5	247.9	20%
Total revenue	$957.3	$884.9	$72.4	8%	$2,866.3	$2,819.8	$46.5	2%
Gross margin	$590.2	$515.4	$74.8	15%	$1,755.5	$1,602.5	$153.0	10%
Gross margin as a % of revenue	61.7%	58.2%			61.2%	56.8%
Operating income	$121.3	$122.4	$(1.1)	(1)%	$351.9	$414.2	$(62.3)	(15)%
Operating income as a % of revenue	12.7%	13.8%			12.3%	14.7%
Diluted earnings per share	$0.30	$0.34	$(0.04)	(12)%	$1.00	$1.45	$(0.45)	(31)%

Non-GAAP operating income (1)	$251.0	$209.9	$41.1	20%	$708.1	$653.7	$54.4	8%
Non-GAAP operating income as a % of revenue(1)	26.2%	23.7%			24.7%	23.2%
Non-GAAP diluted earnings per share (1)	$0.68	$0.66	$0.02	3%	$2.04	$2.04	$—	NM

Annualized Recurring Revenue (“ARR”) (1)	$1,935.1	$1,546.8	$388.3	25%	N/A	N/A	N/A	N/A

(1)    Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this report for definitions.

Third Quarter and First Three Quarters of 2023 as Compared to 2022
Revenue

Change versus the corresponding period in 2022	Third Quarter of 2023			First Three Quarters of 2023
	% Change			% Change
	Product	Subscription and Services	Total Revenue	Product	Subscription and Services	Total Revenue

Change in Revenue	(6)%	24%	8%	(13)%	20%	2%
Acquisitions	1%	11%	6%	1%	9%	4%
Divestitures	—%	(1)%	(1)%	(4)%	(1)%	(3)%
Foreign currency exchange	1%	1%	1%	—%	(1)%	—%
Organic growth	(8)%	13%	2%	(10)%	13%	1%
Organic total revenue increased for the third quarter and first three quarters, with strong growth coming from recurring revenue.
Organic product revenue decreased for the third quarter due to weakening end-user demand for our hardware products reflecting lower demand across markets, amid macroeconomic concerns. The first three quarters’ decline was also impacted by changes in dealer inventory levels due to improved product lead times. The decreases were in Buildings and Infrastructure, Resources and Utilities, and Geospatial.
Organic subscription and services revenue for the third quarter and first three quarters was up primarily due to strong growth across all segments, particularly for Buildings and Infrastructure. The recurring growth was driven by increased subscription and term license sales to new and existing customers, as evidenced by overall organic ARR growth of 13%.
Gross Margin
Gross margin and gross margin as a percentage of revenue increased for the third quarter and first three quarters due to strong growth of software and subscription revenue, favorable pricing and costs, as well as a higher margin mix within our product offerings.
Operating Income
Operating income and operating income as a percentage of revenue decreased for the third quarter and first three quarters primarily due to increased operating expense, partially offset by gross margin expansion. Operating expense increased primarily associated with the Transporeon acquisition, including higher amortization of purchased intangible assets and acquisition costs. In addition, we incurred higher research and development and general and administrative costs, including investments related to our Connect and Scale strategy.
Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

	Third Quarter of				First Three Quarters of
	2023	2022	Dollar Change	% Change	2023	2022	Dollar Change	% Change
(In millions)
Research and development	$162.5	$127.0	$35.5	28%	$496.6	$407.4	$89.2	22%
Percentage of revenue	17.0%	14.4%			17.3%	14.4%
Sales and marketing	$146.2	$137.1	$9.1	7%	$436.9	$407.9	$29.0	7%
Percentage of revenue	15.3%	15.5%			15.2%	14.5%
General and administrative	$117.2	$109.6	$7.6	7%	$369.2	$318.0	$51.2	16%
Percentage of revenue	12.2%	12.4%			12.9%	11.3%
Total	$425.9	$373.7	$52.2	14%	$1,302.7	$1,133.3	$169.4	15%

R&D expense increased for the third quarter and first three quarters primarily due to higher compensation expense and the impact of the Transporeon acquisition. For the first three quarters, the increase was partially offset by divestitures. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased for the third quarter and first three quarters primarily due to the impact of the Transporeon acquisition. For the first three quarters, the increase also was driven by higher consulting, advertising, and trade show costs, partially offset by divestitures.
G&A expense increased for the third quarter and first three quarters primarily due to the impact of the Transporeon acquisition and higher compensation expense.
Amortization of Purchased Intangible Assets

	Third Quarter of				First Three Quarters of
	2023	2022	Dollar Change	% Change	2023	2022	Dollar Change	% Change
(In millions)
Cost of sales	$27.7	$19.9	$7.8	39%	$80.9	$63.4	$17.5	28%
Operating expenses	31.2	11.1	20.1	181%	74.8	34.5	40.3	117%
Total amortization expense of purchased intangibles	$58.9	$31.0	$27.9	90%	$155.7	$97.9	$57.8	59%

Total amortization expense of purchased intangibles as a percentage of revenue	6%	4%			5%	3%
Total amortization expense of purchased intangibles increased for the third quarter and first three quarters primarily due to amortization of intangibles acquired from the Transporeon acquisition, which were not applicable in the prior year.
Non-operating Income (Expense), Net
The components of non-operating income (expense), net, were as follows:

	Third Quarter of				First Three Quarters of
	2023	2022	Dollar Change	% Change	2023	2022	Dollar Change	% Change
(In millions)
Divestitures gain, net	$5.5	$6.0	$(0.5)	(8)%	$10.6	$103.1	$(92.5)	(90)%
Interest expense, net	(46.8)	(15.6)	(31.2)	200%	(113.2)	(46.9)	(66.3)	141%
Income from equity method investments, net	5.2	6.8	(1.6)	(24)%	24.6	22.3	2.3	10%
Other income (expense), net	(5.8)	(1.7)	(4.1)	241%	23.6	(14.7)	38.3	(261)%
Total non-operating income (expense), net	$(41.9)	$(4.5)	$(37.4)	831%	$(54.4)	$63.8	$(118.2)	(185)%
Non-operating expense, net increased for the third quarter and first three quarters primarily due to lower net gains from divestitures and higher interest expense from the new debt associated with the Transporeon acquisition. For the first three quarters, the increase was partially offset by a $27.6 million foreign currency exchange contract gain related to the Transporeon acquisition as well as fluctuations in the deferred compensation plan assets included in Other income (expense), net.
Income Tax Provision
For the third quarter, our effective income tax rate was 5.7%, as compared to 27.2% in the corresponding period in 2022. The decrease was primarily due to increases in tax benefit from U.S. federal R&D credit and foreign-derived intangible income in 2023, favorable geographic mix of earnings, and a tax charge associated with prior year divestiture gains. For the first three quarters, our effective income tax rate was 16.5%, as compared to 23.8% in the prior year. The decrease was primarily due to the same factors in the third quarter, partially offset by lower stock-based compensation deductions in the current year.
Results by Segment
We report our financial performance, including revenue and operating income, based on four reportable segments: Buildings and Infrastructure, Geospatial, Resources and Utilities, and Transportation.
Our Chief Executive Officer (chief operating decision maker) views and evaluates operations based on the results of our reportable operating segments under our management reporting system. For additional discussion of our segments, refer to Note 7 “Segment Information” of this report.

The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	Third Quarter of				First Three Quarters of
	2023	2022	Dollar Change	% Change	2023	2022	Dollar Change	% Change
(In millions)
Buildings and Infrastructure
Segment revenue	$395.1	$363.6	$31.5	9%	$1,204.6	$1,143.8	$60.8	5%
Segment revenue as a % of total revenue	41%	41%			42%	41%
Segment operating income	$113.5	$96.7	16.8	17%	$332.6	$318.8	13.8	4%
Segment operating income as a % of segment revenue	28.7%	26.6%			27.6%	27.9%
Geospatial
Segment revenue	$180.7	$184.2	(3.5)	(2)%	$526.0	$585.4	(59.4)	(10)%
Segment revenue as a % of total revenue	19%	21%			18%	21%
Segment operating income	$57.9	$61.5	(3.6)	(6)%	$162.3	$177.2	(14.9)	(8)%
Segment operating income as a % of segment revenue	32.0%	33.4%			30.9%	30.3%
Resources and Utilities
Segment revenue	$184.9	$191.7	(6.8)	(4)%	$589.5	$636.4	(46.9)	(7)%
Segment revenue as a % of total revenue	19%	22%			21%	22%
Segment operating income	$69.2	$64.2	5.0	8%	$209.6	$212.3	(2.7)	(1)%
Segment operating income as a % of segment revenue	37.4%	33.5%			35.6%	33.4%
Transportation
Segment revenue	$196.6	$145.4	51.2	35%	$546.2	$454.2	92.0	20%
Segment revenue as a % of total revenue	21%	16%			19%	16%
Segment operating income	$35.8	$16.0	19.8	124%	$90.0	$37.0	53.0	143%
Segment operating income as a % of segment revenue	18.2%	11.0%			16.5%	8.1%
The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	Third Quarter of		First Three Quarters of
	2023	2022	2023	2022
(In millions)
Consolidated segment operating income	$276.4	$238.4	$794.5	$745.3
Unallocated general corporate expenses	(25.4)	(28.5)	(86.4)	(91.6)
Amortization of purchased intangible assets	(58.9)	(31.0)	(155.7)	(97.9)
Acquisition / divestiture items	(22.0)	(9.1)	(55.5)	(20.3)
Stock-based compensation / deferred compensation	(37.9)	(31.7)	(115.4)	(82.9)
Restructuring and other costs	(10.9)	(15.7)	(29.6)	(38.4)
Consolidated operating income	121.3	122.4	351.9	414.2
Total non-operating income (expense), net	(41.9)	(4.5)	(54.4)	63.8
Consolidated income before taxes	$79.4	$117.9	$297.5	$478.0

Buildings and Infrastructure

	Third Quarter of 2023	First Three Quarters of 2023
Change versus the corresponding period in 2022	% Change	% Change

Change in Revenue - Buildings and Infrastructure	9%	5%
Acquisitions	2%	3%
Divestitures	—%	(3)%
Foreign currency exchange	1%	(1)%
Organic growth	6%	6%
Organic revenue increased for the third quarter and first three quarters due to strong demand for our subscription and term license software and good net retention. The increases resulted from higher sales to new and existing customers as well as conversions to recurring offerings. Perpetual software revenue increased due to civil construction software application sales. In the third quarter, the increase in organic revenue was offset by lower civil construction hardware sales due to weakening end-user demand. For the first three quarters, organic revenue was also negatively impacted by changes in dealer inventory levels.
Operating income increased for the third quarter and first three quarters primarily due to higher revenue and gross margin expansion, offset by increased operating expense associated with revenue growth as well as investments, including our Connect and Scale strategy. Operating income as a percentage of revenue increased for the third quarter due to the same factors. Operating income as a percentage of revenue was relatively flat for the first three quarters.
Geospatial

	Third Quarter of 2023	First Three Quarters of 2023
Change versus the corresponding period in 2022	% Change	% Change

Change in Revenue - Geospatial	(2)%	(10)%
Divestitures	(1)%	(5)%
Foreign currency exchange	1%	—%
Organic growth	(2)%	(5)%
Organic revenue decreased for the third quarter due to weakening end-user demand, partially offset by higher U.S. Federal government sales. For the first three quarters, hardware and related perpetual software sales were also negatively impacted by changes in dealer inventory levels.
Operating income decreased for the third quarter and first three quarters primarily due to reduced revenue, partially offset by gross margin expansion and operating expense control. Operating income as a percentage of revenue decreased for the third quarter due to the same factors. Operating income as a percentage of revenue was relatively flat for the first three quarters.
Resources and Utilities

	Third Quarter of 2023	First Three Quarters of 2023
Change versus the corresponding period in 2022	% Change	% Change

Change in Revenue - Resources and Utilities	(4)%	(7)%
Acquisitions	—%	1%
Divestitures	(1)%	(1)%
Foreign currency exchange	1%	—%
Organic growth	(4)%	(7)%
Organic revenue decreased for the third quarter and first three quarters from weaker dealer aftermarket sales due to robust market strength in the prior year and impacts related to changes in our distribution network. The declines were partially offset by an increase in subscription and services revenue, mainly from positioning services, forestry, and utilities businesses.
Operating income and operating income as a percentage of revenue increased for the third quarter primarily due to gross margin expansion, partially offset by higher operating expense. Operating income for the first three quarters was relatively flat, and operating income as a percentage of revenue was slightly up due to gross margin expansion.

Transportation

	Third Quarter of 2023	First Three Quarters of 2023
Change versus the corresponding period in 2022	% Change	% Change

Change in Revenue - Transportation	35%	20%
Acquisitions	28%	18%
Divestitures	(1)%	(3)%
Foreign currency exchange	1%	—%
Organic growth	7%	5%
Organic revenue increased for the third quarter and first three quarters primarily driven by enterprise and MAPS subscription revenue growth. Additionally, North American Mobility hardware sales increased in the third quarter.
Operating income and operating income as a percentage of revenue increased for the third quarter and first three quarters primarily due to the impact of the Transporeon acquisition, as well as organic revenue growth, gross margin expansion, and targeted cost reductions.
LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter of	Year End
As of	2023	2022	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents (1)	$222.9	$271.0	$(48.1)	(18)%
As a percentage of total assets	2.4%	3.7%
Principal balance of outstanding debt	$3,068.3	$1,525.0	$1,543.3	101%

	First Three Quarters of
	2023	2022	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$498.2	$285.1	$213.1	75%
Net cash used in investing activities	(2,064.4)	(152.2)	(1,912.2)	1256%
Net cash provided by (used in) financing activities	1,520.7	(115.0)	1,635.7	(1422)%
Effect of exchange rate changes on cash and cash equivalents	(2.6)	(34.9)	32.3	(93)%
Net decrease in cash and cash equivalents	$(48.1)	$(17.0)
(1) Includes $6.1 million of cash and cash equivalents classified as held for sale as of September 29, 2023.
Operating Activities
The increase in cash provided by operating activities was primarily driven by a reduction in inventory purchases in the current year, and incentive compensation payouts and tax payments in the prior year. The increase was partially offset by a decrease in deferred revenue due to the timing of billings and higher interest payments.
Investing Activities
The increase in cash used in investing activities was primarily due to the Transporeon acquisition and higher divestiture proceeds in the prior year.
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
Our 2022 credit facility allows us to borrow up to $1.25 billion, with an option to increase the borrowings up to $1.75 billion with lender approval. As of September 29, 2023, $210.0 million was outstanding under the 2022 credit facility.

Our 2023 senior notes totaling $300.0 million matured and were paid in June 2023.
In the second quarter of 2023, we acquired Transporeon, which was funded through a combination of $1.0 billion of term loans, $225.0 million drawn on the 2022 credit facility, as amended, and the 2033 senior notes, see Note 3 “Acquisition” of this report.
In the third quarter of 2023, we executed a definitive agreement to contribute our Trimble Ag business to a newly formed JV with AGCO and sell 85% of the stake in the JV to AGCO for $2.0 billion in pre-tax cash proceeds, subject to certain adjustments. See Note 4 “Assets Held for Sale” of this report. Although we will continue to evaluate the optimal capital structure for our business following the completion of the pending sale, we expect to use the $1.5 billion of estimated proceeds after tax to repay approximately $1.1 billion in debt and repurchase shares.
As a result of R&D cost capitalization for tax purposes, our tax cash costs in 2022 were approximately $88.0 million higher than they would have been had R&D costs continued to be expensed upfront for tax purposes. In 2023, we are expecting to pay approximately $60.0 million relating to this provision. The majority relates to Federal tax liability and will be paid during the fourth quarter of 2023, as we qualified for payment postponement under the IRS relief initiative for California disaster area taxpayers.
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
Organic revenue growth is a non-GAAP measure that refers to revenue excluding the impacts of (i) foreign currency translation, and (ii) acquisitions and divestitures. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that are not indicative of ongoing performance or impact comparability with the prior year. We provide a reconciliation table showing the change in revenue growth to organic revenue growth in the “Results of Operations” section found earlier in this Item 2.
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
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		Third Quarter of				First Three Quarters of
		2023		2022		2023		2022
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$957.3		$884.9		$2,866.3		$2,819.8
GROSS MARGIN:
GAAP gross margin:		$590.2	61.7%	$515.4	58.2%	$1,755.5	61.2%	$1,602.5	56.8%
Amortization of purchased intangible assets	(A)	27.7		19.9		80.9		63.4
Acquisition / divestiture items	(B)	—		—		0.4		—
Stock-based compensation / deferred compensation	(C)	3.8		3.4		11.4		8.7
Restructuring and other costs	(D)	0.1		(0.1)		(0.6)		1.0
Non-GAAP gross margin:		$621.8	65.0%	$538.6	60.9%	$1,847.6	64.5%	$1,675.6	59.4%
OPERATING EXPENSES:
GAAP operating expenses:		$468.9	49.0%	$393.0	44.4%	$1,403.6	49.0%	$1,188.3	42.1%
Amortization of purchased intangible assets	(A)	(31.2)		(11.1)		(74.8)		(34.5)
Acquisition / divestiture items	(B)	(22.0)		(9.1)		(55.1)		(20.3)
Stock-based compensation / deferred compensation	(C)	(34.1)		(28.3)		(104.0)		(74.2)
Restructuring and other costs	(D)	(10.8)		(15.8)		(30.2)		(37.4)
Non-GAAP operating expenses:		$370.8	38.7%	$328.7	37.1%	$1,139.5	39.8%	$1,021.9	36.2%
OPERATING INCOME:
GAAP operating income:		$121.3	12.7%	$122.4	13.8%	$351.9	12.3%	$414.2	14.7%
Amortization of purchased intangible assets	(A)	58.9		31.0		155.7		97.9
Acquisition / divestiture items	(B)	22.0		9.1		55.5		20.3
Stock-based compensation / deferred compensation	(C)	37.9		31.7		115.4		82.9
Restructuring and other costs	(D)	10.9		15.7		29.6		38.4
Non-GAAP operating income:		$251.0	26.2%	$209.9	23.7%	$708.1	24.7%	$653.7	23.2%

		Third Quarter of				First Three Quarters of
		2023		2022		2023		2022
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$(41.9)		$(4.5)		$(54.4)		$63.8
Acquisition / divestiture items	(B)	(5.1)		(5.6)		(37.6)		(103.0)
Deferred compensation	(C)	0.8		0.2		(2.9)		10.5
Restructuring and other costs	(D)	0.1		—		1.4		0.1
Non-GAAP non-operating expense, net:		$(46.1)		$(9.9)		$(93.5)		$(28.6)
			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			(G)		(G)		(G)		(G)
INCOME TAX PROVISION:
GAAP income tax provision:		$4.5	5.7%	$32.1	27.2%	$49.2	16.5%	$113.9	23.8%
Non-GAAP items tax effected	(E)	7.2		22.3		48.6		34.7
Difference in GAAP and Non-GAAP tax rate	(F)	23.0		(18.4)		9.7		(33.9)
Non-GAAP income tax provision:		$34.7	16.9%	$36.0	18.0%	$107.5	17.5%	$114.7	18.3%
NET INCOME:
GAAP net income:		$74.9		$85.8		$248.3		$364.1
Amortization of purchased intangible assets	(A)	58.9		31.0		155.7		97.9
Acquisition / divestiture items	(B)	16.9		3.5		17.9		(82.7)
Stock-based compensation / deferred compensation	(C)	38.7		31.9		112.5		93.4
Restructuring and other costs	(D)	11.0		15.7		31.0		38.5
Non-GAAP tax adjustments	(E) - (F)	(30.2)		(3.9)		(58.3)		(0.8)
Non-GAAP net income:		$170.2		$164.0		$507.1		$510.4
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share:		$0.30		$0.34		$1.00		$1.45
Amortization of purchased intangible assets	(A)	0.24		0.13		0.63		0.39
Acquisition / divestiture items	(B)	0.07		0.01		0.07		(0.33)
Stock-based compensation / deferred compensation	(C)	0.15		0.13		0.45		0.38
Restructuring and other costs	(D)	0.04		0.06		0.12		0.15
Non-GAAP tax adjustments	(E) - (F)	(0.12)		(0.01)		(0.23)		—
Non-GAAP diluted net income per share:		$0.68		$0.66		$2.04		$2.04
ADJUSTED EBITDA:
GAAP net income:		$74.9		$85.8		$248.3		$364.1
Non-operating income (expense), net and income tax provision		46.4		36.6		103.6		50.1
GAAP operating income:		121.3		122.4		351.9		414.2
Amortization of purchased intangible assets	(A)	58.9		31.0		155.7		97.9
Acquisition / divestiture items	(B)	22.0		9.1		55.5		20.3
Stock-based compensation / deferred compensation	(C)	37.9		31.7		115.4		82.9
Restructuring and other costs	(D)	10.9		15.7		29.6		38.4
Non-GAAP operating income:		251.0		209.9		708.1		653.7
Depreciation expense and cloud computing amortization		12.0		11.4		35.8		32.9
Income from equity method investments, net		5.2		6.8		24.6		22.3
Adjusted EBITDA		$268.2	28.0%	$228.1	25.8%	$768.5	26.8%	$708.9	25.1%
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
(B).Acquisition / divestiture items. Non-GAAP gross margin and operating expenses exclude costs consisting of external and incremental costs resulting directly from acquisitions, divestitures, and strategic investment activities such as legal, due diligence, integration, and other closing costs, including the acceleration of acquisition stock options and adjustments to the fair value of earn-out liabilities. Non-GAAP non-operating expense, net, excludes unusual one-time acquisition/divestiture charges, including foreign currency exchange rate gains/losses related to an acquisition, divestiture gains/losses, and strategic investment impairments. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.
(C).Stock-based compensation / deferred compensation. Non-GAAP gross margin and operating expenses exclude stock-based compensation and income or expense associated with movement in our non-qualified deferred compensation plan liabilities. Changes in non-qualified deferred compensation plan assets, included in non-operating expense, net, offset the income or expense in the plan liabilities.
(D).Restructuring and other costs. Non-GAAP gross margin and operating expenses exclude restructuring and other costs comprised of termination benefits related to reductions in employee headcount and closure or exit of facilities, executive severance agreements, business exit costs, as well as a $20 million commitment to donate to the Trimble Foundation that was paid over four quarters ending in the first quarter of 2023.
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
In the second quarter of 2023, we borrowed $1.2 billion of variable-rate debt in conjunction with the Transporeon acquisition. At the end of the third quarter of 2023, our outstanding balance of variable-rate debt was $1.3 billion. We are exposed to market risk due to the possibility of changing interest rates. While not predictive, a hypothetical 50 basis point increase in interest rates on our variable-rate debt would result in an increase of approximately $6.4 million in annual interest expense.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the third quarter, favorable impacts from foreign currency exchange rates were $9.6 million on revenue and $0.5 million on operating income. In the first three quarters of 2023, unfavorable impacts from foreign currency exchange rates were $8.8 million on revenue and $5.8 million on operating income.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables, primarily denominated in Euro, Canadian Dollars, New Zealand Dollars, British Pound, and Brazilian Real. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. We occasionally enter into foreign currency exchange contracts to hedge the purchase price of some of our larger business acquisitions.

Our foreign currency contracts are marked-to-market through earnings every period and generally range in maturity from one to two months, or from four to six months for acquisitions. We do not enter into foreign currency contracts for trading purposes. Foreign currency forward contracts outstanding at the end of the third quarter of 2023 and at the end of 2022 are summarized as follows (in millions):

	Third Quarter of 2023		Year End 2022
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(159.5)	$(0.4)	$(77.9)	$—
Sold	61.8	0.1	130.6	0.2
Foreign currency exchange contract related to acquisition	—	—	1,999.4	10.4
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

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factor disclosures since our 2022 Form 10-K except for the one listed below. The risk factors described in the 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.
The announced contribution of Trimble Ag to a newly formed JV and the sale of a majority interest in the JV are subject to various risks and uncertainties.
In September 2023, we signed a definitive agreement to contribute our Trimble Ag business, excluding certain GNSS and guidance technologies, to a joint venture (“JV”) with AGCO, of which we will retain a 15% stake. The transaction is expected to close in the first half of 2024. The pending transaction may not be completed in accordance with announced plans, on the currently expected timeline, or at all, and the pending sale may be disruptive to our business operations and adversely affect our profitability. In addition, the risks and uncertainties associated with the new JV include that (i) we may fail to realize the anticipated benefits of the formation of the JV, (ii) the closing of the transaction is subject to conditions that may not be satisfied or may take longer to be satisfied than expected, (iii) the benefits from the long-term Supply Agreement, the Technology Transfer and License Agreement, the Trademark License Agreement, and the Transition Services Agreement with the JV will be dependent upon the JV’s ability to successfully develop and market products, (iv) we may fail to realize the benefits of our noncontrolling stake in the JV, (v) unanticipated difficulties may arise in separating the precision agriculture business, (vi) unanticipated factors may arise affecting the cost of operating the JV as a standalone business, (vii) we may be unable to successfully integrate AGCO's JCA Technologies business into the JV, (viii) the use of proceeds may be affected by market conditions and alternative uses that become more attractive over time, (ix) the development of technology synergies will depend on the level of research and development spending and the success of future innovation, and (x) we may fail to obtain governmental or regulatory approval that may be required for the proposed transaction, or that, if such approval is obtained, the approval may be obtained subject to unexpected conditions.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the third quarter of 2023, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangements or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).
ITEM 6. EXHIBITS
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this report.
EXHIBIT INDEX

Exh. No.	Description of Exhibit	Filed or furnished herewith or incorporated by reference to:
2.1	Sale and Purchase Agreement, dated December 11, 2022, by and among the Company, Trimble Trailblazer GmbH, and Spider Investments Luxembourg S.à r.l.	Exhibit 2.1 to Form 8-K/A filed Dec. 21, 2022
2.2	Sale and Contribution Agreement, dated September 28, 2023, by and among the Company, Trimble Solutions, LLC, and AGCO Corporation	Exhibit 10.1 to Form 8-K/A filed Sep. 29, 2023
3.1	Certificate of Incorporation of Trimble Inc.	Exhibit 3.1 to Form 8-K filed Oct. 3, 2016
3.2	Amended and Restated By-Laws of Trimble Inc. (effective June 1, 2023)	Exhibit 3.1 to Form 8-K filed Jun. 6, 2023
10.1	Incentive Compensation Recoupment Policy of the Company, as amended September 24, 2023	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023, formatted in Inline XBRL, tagged as blocks of text and including detailed tags:
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
DATE: November 3, 2023