Form 10-K/A
period 2023-12-29
TRIMBLE INC.
filed 2025-01-16
CIK 864749

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

EXPLANATORY NOTE
Trimble Inc. (“Trimble” or “the Company” or “we” or “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 29, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024 (the “Original Form 10-K”) to make certain changes, as described below.
As previously disclosed in Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2024, Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm, informed the Company that in preparing for an upcoming Public Company Accounting Oversight Board (“PCAOB”) inspection, EY had identified concerns regarding the design and execution of certain controls.
The Company’s management has determined that additional material weaknesses in its internal control over financial reporting existed that were not previously disclosed in Management’s Annual Report on Internal Control over Financial Reporting in the Original Form 10-K related to certain information technology general controls (“ITGCs”), undue reliance on controls over information technology (“IT”) interfaces, and the evaluation of standalone selling prices of performance obligations utilized in accounting for revenue. As a result, we are (i) including in Part II, Item 8 of this Amendment a revised opinion from EY on our internal control over financial reporting as of December 29, 2023 and (ii) replacing Part II, Item 9A, “Controls and Procedures” in this Amendment to update the conclusions regarding the effectiveness of our internal control over financial reporting as of December 29, 2023. The material weaknesses did not result in any change to the Company’s consolidated financial statements as set forth in the Original Form 10-K.
Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of Part II, Item 8. “Financial Statements and Supplementary Data”. Part IV, Item 15. “Exhibits and Financial Statement Schedules” has been amended to include (i) current certifications of the Company’s Chief Executive Officer and Chief Financial Officer as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, each dated as of the date of this Amendment, and attached as Exhibits 31.1, 31.2, 32.1, and 32.2, (ii) an updated Consent of Independent Registered Public Accounting Firm, attached as Exhibit 23.1, and (iii) updated inline XBRL exhibits, as applicable.
The only changes to the Original Form 10-K are those related to the matters described above. Except as described above, this Amendment does not amend, update, or change (i) the Company’s consolidated financial statements or (ii) any other item or disclosure in the Original Form 10-K and does not purport to reflect any information or event subsequent to the filing. As such, this Amendment speaks only as of the date that the Original Form 10-K was filed, and the Company has not undertaken to amend, update, or change any information contained in the Original Form 10-K to give effect to any subsequent event, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and any subsequent filings with the SEC.

TRIMBLE INC.
2023 FORM 10-K/A

PART II
Item 8. Financial Statements and Supplementary Data
TRIMBLE INC.

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2024, except for the effects of the material weaknesses related to certain information technology general controls for certain systems, controls to ensure the completeness and accuracy of data transferred between certain systems, and controls over the evaluation of standalone selling prices of performance obligations described in the second and fourth paragraph of that report, as to which the date is January 15, 2025, expressed an adverse opinion thereon.
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

Revenue Recognition – Stand-alone Selling Prices of Performance Obligations
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company’s contracts with customers require management to make estimates and assumptions used in revenue recognition, including determining standalone selling prices of performance obligations (“SSP”).
Auditing management’s determination of SSP was challenging and complex due to the disaggregation of the Company’s businesses and product offerings, including disparity in pricing and discounting among the various businesses. Because of the disaggregation and variation in pricing and discounting, the Company must apply judgment and consider all reasonably available information, including but not limited to, pricing practices in customer contracts with multiple goods and services and other observable inputs when estimating SSP. Additionally, auditing management’s estimates of SSP was complex as there were material weaknesses in internal controls over the information and judgments used in the estimation of such prices.

How We Addressed the Matter in Our Audit
After consideration of the material weaknesses, our audit procedures included, among others, testing a sample of the Company’s estimated standalone selling prices for performance obligations throughout the Company’s disaggregated businesses and product and service offerings. For the sample tested, we evaluated the appropriateness of the Company’s estimates based on the Company’s available pricing and discounting information throughout the disaggregated businesses and product and service offerings and we tested the completeness and accuracy of the data used in management’s SSP methodology, including determination of pricing and discounting practices within the various sales channels. For the sample tested, we also evaluated the Company’s identification and consideration of available information and the use of such information in determining SSP and we tested the accuracy of the Company’s calculations of SSP. In addition, for a sample of transactions, we tested the Company’s allocation of the transaction price among performance obligations based on relative SSP.

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
San Jose, California
February 26, 2024, except for the effects of the material weaknesses related to certain information technology general controls for certain systems, controls to ensure the completeness and accuracy of data transferred between certain systems, and controls over the evaluation of standalone selling prices of performance obligations described in the second paragraph of the Opinion on the Consolidated Financial Statements and the Critical Audit Matter for Revenue Recognition – Standalone Selling Prices of Performance Obligations described above, as to which the date is January 15, 2025.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Trimble Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Trimble Inc.’s internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Trimble Inc. (the Company) has not maintained effective internal control over financial reporting as of December 29, 2023, based on the COSO criteria.
In our report dated February 26, 2024, we expressed an adverse opinion that the Company had not maintained effective internal control over financial reporting as of December 29, 2023, based on the COSO criteria. Management subsequently identified deficiencies in controls related to certain information technology general controls for certain systems, controls to ensure the completeness and accuracy of data transferred between certain systems, and controls over the evaluation of standalone selling prices of performance obligations and further concluded that such deficiencies represented material weaknesses as of December 29, 2023. As a result, management has revised its assessment, as presented in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, to describe these additional material weaknesses as of December 29, 2023. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 29, 2023, as expressed herein, includes additional material weaknesses from that included in our previous report.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in controls related to the accounting for the Company’s business combination with Transporeon, including lack of appropriate oversight of third-party valuation specialists and insufficient design and operating effectiveness of management review controls, including controls over the completeness and accuracy of certain assumptions used in the valuation of acquired intangible assets. Management also has identified material weaknesses in certain information technology controls related to certain systems that support the Company’s financial reporting processes, controls to ensure the completeness and accuracy of data transferred between the Company’s order processing system and other information systems and controls over the evaluation of standalone selling prices of performance obligations utilized in the Company’s accounting for revenue.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2023 and December 30, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2023, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 26, 2024, except for the effects of the material weaknesses related to certain information technology general controls for certain systems, controls to ensure the completeness and accuracy of data transferred between certain systems, and controls over the evaluation of standalone selling prices of performance obligations described in the second paragraph of the Opinion on the Consolidated Financial Statements and the Critical Audit Matter for Revenue Recognition – Standalone Selling Prices of Performance Obligations, as to which the date is January 15, 2025, which expressed an unqualified opinion on those financial statements.
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
/s/ Ernst & Young LLP
San Jose, California
February 26, 2024, except for the effects of the material weaknesses related to certain information technology general controls for certain systems, controls to ensure the completeness and accuracy of data transferred between certain systems, and controls over the evaluation of standalone selling prices of performance obligations described in the second and fourth paragraphs above, as to which the date is January 15, 2025
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), had evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of such period because of the material weaknesses in internal control over financial reporting described below.
Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements as originally filed on Form 10-K on February 26, 2024, and as included in the Amendment, present fairly, in all material respects, our financial position at December 29, 2023 and December 30, 2022, and the results of operations and cash flows for each of the three years in the period ended December 29, 2023. There were no restatements to the consolidated financial statements for the periods presented in the Original Form 10-K or for any previously released financial results.
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
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013

framework). Based on the assessment by management, it was determined that the Company’s internal control over financial reporting was not effective due to the material weaknesses described below.
•We did not design and maintain effective controls over the accounting for the Company’s business combination with Transporeon. This included lack of appropriate oversight of third-party valuation specialists and insufficient design and operating effectiveness of management review controls, including controls over the completeness and accuracy of certain assumptions used in the valuation of intangible assets.
•We did not design and maintain effective controls over certain ITGCs for certain business systems related to the Company’s financial reporting processes. Specifically, the Company did not design sufficient controls to (i) manage user access to systems, (ii) ensure that program changes made to systems were authorized and approved, or (iii) identify and resolve system issues impacting the financial reporting process. Certain business process controls that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs, could have been adversely impacted, and were also deemed ineffective.
•With respect to certain ITGCs and other controls for systems related to the Company’s financial reporting processes, there was undue reliance on controls over IT interfaces to transfer data between the order processing system and (i) billing system; (ii) financial reporting system; or (iii) revenue calculation system impacting the majority of revenue without effectively designed controls to ensure the completeness and accuracy of data transferred between the different systems. Certain business process controls that rely on data transferred between the different systems could have been adversely impacted and were also deemed ineffective.
•We did not design and maintain effective controls over the evaluation of standalone selling prices of performance obligations utilized in accounting for revenue, including review controls over the establishment and subsequent changes to standard pricing and discounting.
We have excluded the businesses acquired in 2023 from our evaluation of the internal control over financial reporting. The excluded businesses constituted approximately 3% of both tangible assets and revenue as of and for the year ended December 29, 2023.
The effectiveness of our internal control over financial reporting at the end of 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.
Remediation Plan for Material Weaknesses
Management, with the oversight of the Audit Committee, is currently taking actions to remediate the material weaknesses and is implementing additional processes and controls to address the underlying causes associated with the material weaknesses described above. These efforts include:
•We have finalized the design of review controls over third-party valuation specialists to add greater levels of precision to detect and prevent potential misstatements, including the establishment of process and controls to evaluate adequate review and evidence used in the valuation of acquired intangible assets. The Company had an acquisition with a purchase price of $26 million in the second quarter of 2024 for which the Company successfully tested the operating effectiveness of the remediated design of applicable business combination controls.
•We are in the process of finalizing the design and implementation of controls of certain ITGCs for business systems related to the Company’s financial reporting processes.
•We are in the process of finalizing the design and implementation of certain ITGCs and other controls for systems related to the Company’s financial reporting processes, specifically on the IT interfaces that transfer data between the order processing system and (i) billing system; (ii) financial reporting system; or (iii) revenue calculation system impacting the majority of revenue.
•We are in the process of finalizing the design and implementation of controls over the evaluation of standalone selling prices of performance obligations utilized in accounting for revenue, including review controls over pricing and discounting.
The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize, and enhance our financial reporting controls and procedures.
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
Changes in Internal Control over Financial Reporting
In addition to the identified material weaknesses noted above, we are implementing a customer relationship management tool across our businesses as a strategic initiative that will replace many legacy systems and that could materially affect our internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act). Other than as described above, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period for which this report relates.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(1) Financial Statements
The following consolidated financial statements required by this item are included in Part II, Item 8 hereof, under the caption “Financial Statements and Supplementary Data”.
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
Exh. 10.1 to Form 10-Q filed Aug. 8, 2017
10.11+	Form of Executive Severance Agreement between the Company and certain Company officers, together with a schedule identifying material differences in the agreements entered into with specific officers	Exh. 10.2 to Form 10-Q filed Aug. 8, 2017
10.12+	Change in Control Severance Agreement between the Company and Robert G. Painter dated January 4, 2020	Exh. 10.15 to Form 10-K filed Feb. 26, 2021
10.13+	Executive Severance Agreement between the Company and Robert G. Painter dated January 4, 2020	Exh. 10.16 to Form 10-K filed Feb. 26, 2021
21.1	Subsidiaries of the Company	Exh. 21.1 to Form 10-K filed Feb. 26, 2024
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney	Exh. 24.1 to Form 10-K filed Feb. 26, 2024
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101++	The following financial statements from this Annual Report on Form 10-K/A, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104++	The cover page from this Annual Report on Form 10-K/A, formatted in Inline XBRL
*    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to supplementally furnish an unredacted copy of this exhibit to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, to the extent so furnished.
+    Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10–K/A.
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
January 15, 2025