Form 10-Q
period 2024-03-29
TRIMBLE INC.
filed 2025-01-16
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 29, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____
Commission file number: 001-14845

TRIMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2802192 (I.R.S. Employer Identification Number)
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
As of January 9, 2025, there were 245,792,054 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements include, among other things:
•general global macroeconomic outlook, including slowing growth, inflationary pressures, and increases in interest rates;
•economic disruptions caused by potential impact of volatility and conflict in the political and economic environment, including the conflicts in the Middle East and between Russia and Ukraine;
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
•any anticipated benefits associated with the contribution of our precision agriculture business (“Ag”), excluding Global Navigation Satellite System (“GNSS”) and guidance technologies, to a newly formed joint venture, PTx Trimble, and the sale of the majority interest in PTx Trimble to AGCO Corporation (“AGCO”);
•our belief that our cash and cash equivalents and borrowings, along with cash provided by operations, will be sufficient in the foreseeable future to meet our anticipated operating cash needs, including expenditures related to our Connect and Scale strategy, debt service, stock repurchases, and any acquisitions;
•our expectation to use a majority of the remaining proceeds from the Ag divestiture, after tax and repayment of debt, to repurchase stock;
•our ability to conduct, suspend, or discontinue our stock repurchase program subject to the discretion of our management;
•our commitments to environmental, social, and governance matters; and
•our ability to maintain effective internal controls over financial reporting, including our ability to remediate our material weaknesses in our internal control over financial reporting.
The forward-looking statements regarding future events and the future results of Trimble Inc. (“Trimble”, the “Company” or “we” or “our” or “us”) are based on current expectations and the beliefs and assumptions of our management that are subject to risks and uncertainties. Discussions containing such forward-looking statements may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. Forward-looking statements generally can be identified by words such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in this report under the section entitled “Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (the “SEC”), specifically the most recent Annual Report on Form 10-K for 2023 filed with the SEC on February 26, 2024 (the “2023 Form 10-K”), as amended by Form 10-K/A (the “2023 Form 10-K/A”) filed with the SEC on January 15, 2025, and in other reports we file with the SEC, each as it may be amended from time to time. These forward-looking statements are made as of the date of this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

TRIMBLE INC.
Form 10-Q for the Quarter Ended March 29, 2024

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	First Quarter of	Year End
	2024	2023
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$255.1	$229.8
Accounts receivable, net	633.0	706.6
Inventories	230.0	235.7
Prepaid expenses	104.1	89.8
Other current assets	112.1	147.8
Assets held for sale	505.8	421.2
Total current assets	1,840.1	1,830.9
Property and equipment, net	197.9	202.5
Operating lease right-of-use assets	116.8	124.0
Goodwill	5,195.7	5,350.6
Other purchased intangible assets, net	1,168.3	1,243.5
Deferred income tax assets	407.5	412.3
Equity investments	136.4	127.7
Other non-current assets	258.5	247.8
Total assets	$9,321.2	$9,539.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$543.4	$530.4
Accounts payable	190.9	165.3
Accrued compensation and benefits	137.2	181.2
Deferred revenue	720.1	663.1
Income taxes payable	21.5	39.7
Other current liabilities	181.9	201.3
Liabilities held for sale	40.6	48.3
Total current liabilities	1,835.6	1,829.3
Long-term debt	2,486.9	2,536.2
Deferred revenue, non-current	98.5	98.3
Deferred income tax liabilities	265.4	287.8
Operating lease liabilities	115.4	121.9
Other non-current liabilities	170.3	165.7
Total liabilities	4,972.1	5,039.2
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 244.2 and 246.5 shares issued and outstanding at the end of the first quarter of 2024 and year end 2023	0.2	0.2
Additional paid-in-capital	2,240.7	2,214.6
Retained earnings	2,340.8	2,437.4
Accumulated other comprehensive loss	(232.6)	(152.1)
Total stockholders’ equity	4,349.1	4,500.1
Total liabilities and stockholders’ equity	$9,321.2	$9,539.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter of
(In millions, except per share amounts)	2024	2023
Revenue:
Product	$367.1	$434.4
Subscription and services	586.2	481.0
Total revenue	953.3	915.4
Cost of sales:
Product	207.5	216.2
Subscription and services	124.4	115.4
Amortization of purchased intangible assets	27.8	23.0
Total cost of sales	359.7	354.6
Gross margin	593.6	560.8
Operating expense:
Research and development	170.2	159.3
Sales and marketing	146.8	135.4
General and administrative	134.1	110.7
Restructuring	6.6	6.7
Amortization of purchased intangible assets	26.7	11.7
Total operating expense	484.4	423.8
Operating income	109.2	137.0
Non-operating income (expense), net:
Divestitures gain, net	3.5	4.0
Interest expense, net	(45.2)	(19.7)
Income from equity method investments, net	5.6	11.4
Other (expense) income, net	(0.1)	27.9
Total non-operating (expense) income, net	(36.2)	23.6
Income before taxes	73.0	160.6
Income tax provision	15.8	31.8
Net income	$57.2	$128.8
Earnings per share:
Basic	$0.23	$0.52
Diluted	$0.23	$0.52
Shares used in calculating earnings per share:
Basic	245.5	247.2
Diluted	247.4	248.7
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	First Quarter of
	2024	2023
(In millions)
Net income	$57.2	$128.8
Foreign currency translation adjustments, net of tax	(80.3)	19.7
Net change related to derivatives and other, net of tax	(0.2)	(3.2)
Comprehensive (loss) income	$(23.3)	$145.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2023	246.5	$0.2	$2,214.6	$2,437.4	$(152.1)	$4,500.1
Net income	—	—	—	57.2	—	57.2
Other comprehensive loss	—	—	—	—	(80.5)	(80.5)
Issuance of common stock under employee plans, net of tax withholdings	0.6	—	16.7	(4.7)	—	12.0
Stock repurchases	(2.9)	—	(27.4)	(149.1)	—	(176.5)
Stock-based compensation	—	—	36.8	—	—	36.8
Balance at the end of the first quarter of 2024	244.2	$0.2	$2,240.7	$2,340.8	$(232.6)	$4,349.1

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2022	246.9	$0.2	$2,054.9	$2,230.0	$(234.9)	$4,050.2
Net income	—	—	—	128.8	—	128.8
Other comprehensive income	—	—	—	—	16.5	16.5
Issuance of common stock under employee plans, net of tax withholdings	0.5	—	16.9	(2.9)	—	14.0
Stock-based compensation	—	—	35.7	—	—	35.7
Balance at the end of the first quarter of 2023	247.4	$0.2	$2,107.5	$2,355.9	$(218.4)	$4,245.2
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter of
(In millions)	2024	2023
Cash flow from operating activities:
Net income	$57.2	$128.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62.9	44.5
Deferred income taxes	(13.8)	(33.8)
Stock-based compensation	36.4	33.5
Other, net	(2.3)	(27.8)
(Increase) decrease in assets:
Accounts receivable, net	63.9	62.1
Inventories	8.8	(11.1)
Other current and non-current assets	8.1	(6.2)
Increase (decrease) in liabilities:
Accounts payable	26.5	(9.1)
Accrued compensation and benefits	(46.3)	(26.5)
Deferred revenue	60.8	19.5
Income taxes payable	(18.1)	31.6
Other current and non-current liabilities	(10.3)	3.2
Net cash provided by operating activities	233.8	208.7
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	—	(33.3)
Purchases of property and equipment	(6.8)	(6.4)
Other, net	3.3	12.0
Net cash used in investing activities	(3.5)	(27.7)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	12.0	14.0
Repurchases of common stock	(175.0)	—
Proceeds from debt and revolving credit lines	521.2	1,097.1
Payments on debt and revolving credit lines	(555.8)	(523.4)
Other, net	(4.6)	(4.3)
Net cash (used in) provided by financing activities	(202.2)	583.4
Effect of exchange rate changes on cash and cash equivalents	(5.4)	2.7
Net increase in cash and cash equivalents	22.7	767.1
Cash and cash equivalents - beginning of period (1)	238.9	271.0
Cash and cash equivalents - end of period (1)	$261.6	$1,038.1

(1) Include $6.5 million and $9.1 million of cash and cash equivalents classified as held for sale as of March 29, 2024 and December 29, 2023.
See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. OVERVIEW AND ACCOUNTING POLICIES
Basis of Presentation
The Condensed Consolidated Financial Statements include our results of our consolidated subsidiaries. Intercompany accounts and transactions have been eliminated.
We use a 52- to 53-week year ending on the Friday nearest to December 31. 2024 is a 53-week year and 2023 was a 52-week year. The first quarter of 2024 and 2023 ended on March 29, 2024 and March 31, 2023. Unless otherwise stated, all dates refer to these periods.
Use of Estimates
We prepared our interim Condensed Consolidated Financial Statements that accompany these notes in conformity with U.S. GAAP, consistent in all material respects with those applied in our 2023 Form 10-K.
The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with our 2023 Form 10-K that includes additional information about our significant accounting policies and the methods and assumptions used in our estimates.
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates and assumptions are used for (i) revenue recognition, including determining the nature and timing of satisfaction of performance obligations and determining standalone selling price of performance obligations; (ii) inventory valuation; (iii) valuation of investments; (iv) valuation of long-lived assets and their estimated useful lives; (v) goodwill and other long-lived asset impairment analyses; (vi) stock-based compensation; and (vii) income taxes. We base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual results that we experience may differ materially from our estimates.
New Segment Structure
As a result of the Ag divestiture and our Chief Operating Decision Maker’s (“CODM”) revised organizational structure, effective in the first quarter of 2024, we reorganized our businesses under a new segment structure. This structure brings similar businesses together, which is expected to enhance our ability to achieve scale and growth consistent with our strategy. The updated segment structure is comprised of (i) Architects, Engineers, Construction and Owners (“AECO”), (ii) Field Systems, and (iii) Transportation and Logistics (“T&L”). Prior-year information has been adjusted to reflect the change in segment reporting.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU updates reportable segment disclosure requirements primarily through (i) enhanced disclosures about significant segment expenses, (ii) the composition of other segment items, and (iii) optional disclosures of more than one measure of segment profit or loss if the CODM uses those measures to assess segment performance and allocate resources. The ASU is effective for our Annual Report on Form 10-K beginning in 2024 and subsequent interim reports. Early adoption is permitted. The ASU should be applied retrospectively to all prior periods presented in the financial statements. Adoption of this ASU will result in additional disclosures related to the reportable segments.
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

NOTE 2. COMMON STOCK REPURCHASE
On January 28, 2024, our Board of Directors approved a new stock repurchase program (the “2024 Stock Repurchase Program”) authorizing up to $800.0 million in repurchases of our common stock. The 2024 Stock Repurchase Program replaced the prior stock repurchase program, which was approved in August 2021 and has been cancelled.
Under the 2024 Stock Repurchase Program, we may repurchase stock from time to time through accelerated share repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or by other means. The timing and actual number of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available uses of capital, applicable legal requirements, and other factors. The 2024 Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. At the end of the first quarter of 2024, there were remaining authorized funds of $625.0 million. The stock repurchase authorization does not have an expiration date.
During the first quarter of 2024, we repurchased approximately 2.9 million shares of common stock in open market purchases at an average price of $60.97 per share for a total of $175.0 million. There were no stock repurchases during the first quarter of 2023.
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
NOTE 3. ACQUISITION
On April 3, 2023, we acquired Transporeon GmbH in an all-cash transaction. Transporeon is a Germany-based company and leading cloud-based transportation management software platform that connects key stakeholders across the industry lifecycle to positively impact the optimization of global supply chains, which aligns with our Connect and Scale strategy. Transporeon is reported as part of our T&L segment.
The total purchase consideration was €1.9 billion, or $2.1 billion, which included the repayment of outstanding Transporeon debt of $339.6 million. In allocating the purchase price, we recorded $1,390.1 million of goodwill, $939.8 million of identifiable intangible assets, $9.3 million of net tangible assets, and $256.6 million of deferred tax liability. See Note 3 “Acquisitions” of the 2023 Form 10-K for additional information.
Pro Forma Financial Information
The unaudited pro forma financial information presented in the following table was determined by combining the historical financial information of Trimble and Transporeon along with the effects from business combination accounting and the associated debt resulting from this acquisition as if the companies were combined beginning in the first quarter of 2022. This information is presented for informational purposes only, and it is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of that date. This information should not be used as a predictive measure of our future financial position, results of operations, or liquidity.

First Quarter of
2023
(In millions)
Total revenue	$955.5
Net income	73.1
NOTE 4. ASSETS HELD FOR SALE
On September 28, 2023, we executed a Sale and Contribution Agreement with AGCO that provided for the formation of a joint venture, called PTx Trimble, that operates in the mixed fleet precision agriculture market. The agreement was amended and restated on March 31, 2024, and the transaction closed in the second quarter of 2024. Under the terms of the agreement, we contributed our Ag business, excluding certain GNSS and guidance technologies, to PTx Trimble, an LLC. Following the closing of the transaction, we own 15% and AGCO owns 85% of PTx Trimble. See Note 14. “Subsequent Events” of this report for more information.
In the first quarter of 2024, Ag was reported as a part of our Field Systems segment. Following the closing of this transaction, our 15% ownership interest in PTx Trimble will be reported as an equity method investment.
The assets and liabilities of Ag business that are subject to the transaction were classified as held for sale beginning in the third quarter of 2023. The following table presents the carrying values of the major classes of assets and liabilities classified as held for sale in our Condensed Consolidated Balance Sheets:

	As of
	First Quarter of 2024	Year End 2023
(In millions)
Cash and cash equivalents	$6.5	$9.1
Accounts receivable, net	12.3	12.1
Inventories, net	73.9	84.2
Other current assets	5.2	3.4
Property and equipment, net	20.7	20.7
Other purchased intangible assets, net	19.8	20.3
Goodwill	364.8	268.1
Other non-current assets	2.6	3.3
Total Assets Held for Sale	$505.8	$421.2

Accounts payable	$2.1	$1.8
Deferred revenue, current	13.5	14.3
Other current liabilities	12.2	16.0
Deferred revenue, non-current	7.6	8.3
Other non-current liabilities	5.2	7.9
Total Liabilities Held for Sale	$40.6	$48.3
NOTE 5. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	As of
	First Quarter of 2024			Year End 2023
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$895.2	$(572.6)	$322.6	$908.5	$(554.1)	$354.4
Customer relationships	1,331.9	(490.2)	841.7	1,358.4	(474.5)	883.9
Trade names and other intellectual properties	47.4	(43.4)	4.0	48.0	(42.8)	5.2
	$2,274.5	$(1,106.2)	$1,168.3	$2,314.9	$(1,071.4)	$1,243.5
The estimated future amortization expense of intangible assets at the end of the first quarter of 2024 was as follows:

(In millions)
2024 (Remaining)	$143.6
2025	166.2
2026	161.0
2027	147.3
2028	133.3
Thereafter	416.9
Total	$1,168.3

Goodwill
The changes in the carrying amount of goodwill by segment for the first quarter of 2024 were as follows:

	AECO	Field Systems	T&L	Total
(In millions)
Balance as of year end 2023	$1,996.9	$1,063.5	$2,290.2	$5,350.6
Assets held for sale adjustment	—	(96.7)	—	(96.7)
Foreign currency translation and other adjustments	(12.9)	(9.6)	(35.7)	(58.2)
Balance as of the end of the first quarter of 2024	$1,984.0	$957.2	$2,254.5	$5,195.7
NOTE 6. INVENTORIES
The components of inventory, net were as follows:

	As of
	First Quarter of	Year End
	2024	2023
(In millions)
Raw materials	$86.5	$88.4
Work-in-process	4.4	3.0
Finished goods	139.1	144.3
Total inventories	$230.0	$235.7
NOTE 7. SEGMENT INFORMATION
Our Chief Executive Officer, who is our CODM, views and evaluates operations based on the results of our reportable operating segments under our management reporting system.
Our reportable segments are described below:
•Architects, Engineers, Construction and Owners (“AECO”). This segment primarily provides software solutions that sell primarily through a direct channel to customers in the construction industry.
•Field Systems. This segment primarily provides hardware and associated software solutions that sell primarily through dealer partner channels.
•Transportation and Logistics (“T&L”). This segment primarily provides solutions for customers working in long haul trucking and freight shipper markets.
The following reporting segment tables reflect the results of our reportable operating segments under our management reporting system. This is consistent with the way the CODM evaluates each of the segment’s performance and allocates resources.

	Reporting Segments
	AECO	Field Systems	T&L	Total
(In millions)
First Quarter of 2024
Segment revenue	$339.1	$419.2	$195.0	$953.3
Segment operating income	126.7	98.3	36.3	261.3

First Quarter of 2023
Segment revenue	$288.1	$479.9	$147.4	$915.4
Segment operating income	95.4	137.4	20.3	253.1

	Reporting Segments
	AECO	Field Systems	T&L	Total
(In millions)
As of the end of the First Quarter of 2024
Accounts receivable, net	$163.3	$295.2	$174.5	$633.0
Inventories	1.2	200.5	28.3	230.0
Goodwill	1,984.0	957.2	2,254.5	5,195.7
As of Year End 2023
Accounts receivable, net	$222.5	$309.8	$174.3	$706.6
Inventories	3.2	202.7	29.8	235.7
Goodwill	1,996.9	1,063.5	2,290.2	5,350.6
A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	First Quarter of
	2024	2023
(In millions)
Consolidated segment operating income	$261.3	$253.1
Unallocated general corporate expenses	(26.9)	(27.0)
Amortization of purchased intangible assets	(54.5)	(34.7)
Acquisition / divestiture items	(23.9)	(7.0)
Stock-based compensation / deferred compensation	(38.8)	(35.4)
Restructuring and other costs	(8.0)	(12.0)
Consolidated operating income	109.2	137.0
Total non-operating (expense) income, net	(36.2)	23.6
Consolidated income before taxes	$73.0	$160.6
The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reporting Segment tables above.

	Reporting Segments
	AECO	Field Systems	T&L	Total
(In millions)
First Quarter of 2024
North America	$193.1	$182.0	$119.7	$494.8
Europe	100.0	140.5	56.7	297.2
Asia Pacific	35.0	65.0	5.7	105.7
Rest of World	11.0	31.7	12.9	55.6
Total segment revenue	$339.1	$419.2	$195.0	$953.3
First Quarter of 2023
North America	$167.9	$198.5	$115.4	$481.8
Europe	84.0	160.2	23.6	267.8
Asia Pacific	25.5	76.1	1.5	103.1
Rest of World	10.7	45.1	6.9	62.7
Total segment revenue	$288.1	$479.9	$147.4	$915.4
Total revenue in the United States as included in the Condensed Consolidated Statements of Income was $456.9 million and $437.5 million for the first quarter of 2024 and 2023. No single customer or country other than the United States accounted for 10% or more of our total revenue.

NOTE 8. DEBT
Debt consisted of the following:

		As of
		First Quarter of		Year End
Instrument	Date of Issuance	2024		2023
(In millions)		Effective interest rate
Senior Notes:
Senior Notes, 4.75%, due December 2024	November 2014	4.95%	$400.0	$400.0
Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
Senior Notes, 6.10%, due March 2033	March 2023	6.13%	800.0	800.0
Credit Facilities:
2022 Revolving Credit Facility, due March 2027	September 2022	6.68%	100.0	150.0
Term Loan, due April 2026	April 2023	6.93%	500.0	500.0
Term Loan, due April 2028	April 2023	7.06%	500.0	500.0
Uncommitted Credit Facilities, floating rate		5.38%	143.4	130.4
Unamortized discount and issuance costs			(13.1)	(13.8)
Total debt			$3,030.3	$3,066.6
Less: Short-term debt			543.4	530.4
Long-term debt			$2,486.9	$2,536.2
Debt Maturities
At the end of the first quarter of 2024, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2024 (Remaining)	$543.4
2025	—
2026	518.8
2027	143.7
2028	1,037.5
Thereafter	800.0
Total	$3,043.4
Senior Notes
All of our senior notes are unsecured obligations. Interest on the senior notes is payable semi-annually in June and December of each year, except for the interest on the 2033 senior notes payable in March and September. Additional details are unchanged from the information disclosed in Note 8 “Debt” of the 2023 Form 10-K.
Credit Facilities
2023 Term Loans
In 2023, we entered into two unsecured, variable-rate term loans comprised of a 3-year tranche for $500.0 million and a 5-year tranche for $500.0 million. In the second quarter of 2024, we repaid the term loans in full. See Note 14 “Subsequent Events” of this report for additional information.
2022 Credit Facility
In 2022, we entered into a five-year, unsecured, revolving credit facility in the aggregate principal amount of $1.25 billion. Subject to approval, we may increase the commitments for revolving loans by an aggregate principal amount of up to $500.0 million. The variable interest rate and commitment fees are based on our current long-term, senior unsecured debt ratings, our leverage ratio, and certain specified sustainability targets.
Uncommitted Facilities
At the end of the first quarter of 2024, we had two $75.0 million and one €100.0 million revolving credit facilities, which are uncommitted. Generally, these variable-rate, uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.

Covenants
The 2023 term loans and 2022 credit facility contain customary covenants, including, among other requirements, limitations that restrict our and our subsidiaries’ ability to create liens and enter into sale and leaseback transactions, and restrictions on the ability of the subsidiaries to incur indebtedness. The facilities contain financial covenants that require the maintenance of maximum leverage and minimum interest coverage ratios, as well as the timely delivery of quarterly financial reports and compliance certificates. At the end of the first quarter of 2024, we were in compliance with our covenants for each of our debt agreements.
NOTE 9. FAIR VALUE MEASUREMENTS
Fair value is measured by using observable or, to the extent necessary, unobservable inputs.
Financial instruments recorded at fair value include our deferred compensation plan. The fair value was $32.0 million and $31.2 million at the end of the first quarter of 2024 and the end of 2023, and is included in Other non-current assets and Other non-current liabilities on our Condensed Consolidated Balance Sheets. The fair value was measured by using quoted prices in active markets.
Financial instruments not recorded at fair value on a recurring basis (debt) had an estimated fair value of $3.1 billion at both the end of the first quarter of 2024 and the end of 2023. The fair value of the debt was determined based on observable market prices in less active markets. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.
NOTE 10. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during the first quarter of 2024 and 2023 were as follows:

	First Quarter of
(In millions)	2024	2023
Beginning balance of the period	$761.4	$737.6
Revenue recognized from prior year-end	(299.2)	(293.5)
Billings net of revenue recognized from current year and other	356.4	316.7
Ending balance of the period	$818.6	$760.8
Remaining Performance Obligations
At the end of the first quarter of 2024, approximately $1.7 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.2 billion or 70% of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.
NOTE 11. EARNINGS PER SHARE
Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period plus additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive shares of common stock include outstanding stock options, restricted stock units, contingently issuable shares, and shares to be purchased under our employee stock purchase plan.
The following table shows the computation of basic and diluted earnings per share:

	First Quarter of
	2024	2023
(In millions, except per share amounts)
Numerator:
Net income	$57.2	$128.8
Denominator:
Weighted-average shares of common stock outstanding - basic	245.5	247.2
Effect of dilutive securities	1.9	1.5
Weighted-average shares of common stock outstanding - diluted	247.4	248.7

Basic earnings per share	$0.23	$0.52
Diluted earnings per share	$0.23	$0.52

Antidilutive weighted-average shares (1)	0.8	1.6
(1)    Antidilutive stock-based awards are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase diluted earnings per share.
NOTE 12. INCOME TAXES
For the first quarter, our effective income tax rate was 21.6%, as compared to 19.8% in the corresponding period in 2023. The increase was primarily due to a decreased tax benefit from foreign-derived intangible income.
Unrecognized tax benefits of $60.4 million and $59.5 million at the end of the first quarter of 2024 and at the end of 2023, if recognized, would favorably affect the effective income tax rate in future periods. At the end of the first quarter of 2024 and at the end of 2023, we accrued interest and penalties of $11.3 million and $9.9 million.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
At the end of the first quarter of 2024, we had unconditional purchase obligations of approximately $638.0 million. These unconditional purchase obligations primarily represent (i) open non-cancellable purchase orders for material purchases with our inventory vendors, and (ii) various non-cancelable agreements with certain service providers with minimum or fixed commitments.
Litigation
From time to time, we are involved in litigation arising in the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party, or to which any of our or our subsidiaries’ property is subject.
NOTE 14. SUBSEQUENT EVENTS
Closing of the Ag Divestiture
On September 28, 2023, we executed a Sale and Contribution Agreement with AGCO that provided for the formation of a joint venture, called PTx Trimble, that operates in the mixed fleet precision agriculture market. The agreement was amended and restated on March 31, 2024, and the transaction closed on April 1, 2024. Under the terms of the agreement, we contributed our Ag business, excluding certain GNSS and guidance technologies, in exchange for $1.9 billion in cash proceeds, subject to working capital adjustments. Following the closing of this transaction, we own 15% and AGCO owns 85% of PTx Trimble, an LLC. In addition to forming PTx Trimble, the parties concurrently entered into agreements that include the following: (i) long-term supply agreement for key GNSS and guidance technologies, (ii) technology transfer and license agreement, (iii) trademark license agreement, (iv) master sale and distribution agreement for the positioning services, and (v) transition services agreement. The agreement provides AGCO with a call option and Trimble with a put option with respect to our interest in PTx Trimble.
In the second quarter of 2024, we derecognized the assets and liabilities that were transferred, recognized the fair value of our equity method investment, and recorded a pre-tax gain of $1.7 billion. See Note 4 “Assets Held for Sale” of this report for more information.

Repayment of Term Loans
On April 1, 2024, we repaid in full $1.0 billion aggregate principal amount of term loans. The funds used for the repayment were a portion of the funds received in connection with the Ag divestiture. See Note 8 “Debt” of this report for more information about our debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first quarter of 2024. For a complete discussion of our critical accounting policies and estimates, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2023 Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements, refer to Note 1 “Overview and Accounting Policies” of this report.
EXECUTIVE LEVEL OVERVIEW
We are a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Our comprehensive work process solutions are used across a range of industries, including architecture, building construction, civil engineering, geospatial, survey and mapping, agriculture, natural resources, utilities, transportation, and government. Our representative customers include construction owners, contractors, engineering and construction firms, surveying companies, farmers, energy and utility companies, trucking companies, and state, federal, and municipal governments.
Our growth strategy is centered on multiple elements:
•Executing on our Connect and Scale strategy;
•Focus on delivering customer outcomes that can enable productivity, quality, safety, transparency, and environmental sustainability;
•Focus on attractive markets with significant growth and profitability potential;
•Domain knowledge and technological innovation that benefits a diverse customer base;
•Increasing focus on software and services;
•Geographic expansion with a localization strategy;
•Optimized go-to-market strategies to best access our markets; and
•Strategic and targeted acquisitions, divestitures, joint ventures, and investments.
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $2,028.6 million, which represents growth of 23% year-over-year at the end of the first quarter of 2024. Excluding the impact of foreign currency, acquisitions, and divestitures, ARR organic growth was 13%. This shift toward recurring revenue has positively impacted our revenue mix, growth, and profitability over time and is leading to improved visibility in our businesses. Our software, services, and recurring revenue represented 73% and 66% of total revenue for the first quarter of 2024 and 2023. Additionally, we continue to maintain focus on increasing our mix of recurring revenue, which is accelerated by the Transporeon acquisition that closed in the second quarter of 2023 and the Ag divestiture that closed in the second quarter of 2024.
As our solutions have expanded, our go-to-market model has also evolved with a balanced mix between direct, distribution, and OEM customers as well as enterprise-level customer relationships.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we refer to organic revenue growth, which is a non-GAAP measure. For a full definition of ARR, organic ARR, and organic revenue growth as used in this discussion and analysis, refer to the “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” found later in this Item 2.
Impact of Recent Events on Our Business
Acquisitions and Divestitures
We acquire businesses that align with our long-term growth strategies, including our strategic product roadmap and, conversely, we divest certain businesses that no longer fit those strategies. This is demonstrated by the 11 acquisitions and 22 divestitures that we have completed since 2020, including the Transporeon acquisition and the Ag divestiture.

On September 28, 2023, we executed a Sale and Contribution Agreement with AGCO that provided for the formation of a joint venture, called PTx Trimble, that operates in the mixed fleet precision agriculture market. The agreement was amended and restated on March 31, 2024, and the transaction closed in the second quarter of 2024. Under the terms of the agreement, we contributed our Ag business, excluding certain GNSS and guidance technologies, in exchange for $1.9 billion in cash proceeds, subject to working capital adjustments. Following the closing of this transaction, we own 15% and AGCO owns 85% of PTx Trimble. In addition to forming PTx Trimble, the parties concurrently entered into agreements that include the following: (i) long-term supply agreement for key GNSS and guidance technologies, (ii) technology transfer and license agreement, (iii) trademark license agreement, (iv) master sale and distribution agreement for positioning services, and (v) transition services agreement. Ag was reported as a part of our Field Systems segment.
In the second quarter of 2024, we derecognized the assets and liabilities that were transferred, recognized the fair value of our equity method investment, and recorded a pre-tax gain of $1.7 billion.
The formation of PTx Trimble is expected to better serve farmers with factory fit and aftermarket applications in the mixed fleet precision agriculture market to help farmers drive productivity, efficiency, and sustainability. Additionally, the transaction is expected to (i) simplify our Connect and Scale strategy, (ii) reduce risk of channel transition in the agriculture market, and (iii) enhance our financial profile and flexibility with a resulting higher mix of software, services, and recurring revenue.
In the second quarter of 2024, we repaid $1.0 billion of our variable-rate debt through use of the net proceeds and expect to use the majority of the remaining proceeds after tax to repurchase stock.
Macroeconomic Conditions
Macroeconomic conditions, including geopolitical tensions such as the ongoing military conflicts in the Middle East and between Russia and Ukraine and related sanctions, exchange rate and interest rate volatility, and inflationary pressures, will continue to evolve globally. These macroeconomic conditions have had and may continue to have a negative impact on our results of operations.
We may experience higher borrowing costs on our variable-rate debt. At the end of the first quarter of 2024, our outstanding balance of variable-rate debt was $1.2 billion, of which $1.0 billion in term loans were repaid in the second quarter of 2024. See Note 8 “Debt” and Note 14 “Subsequent Events” of this report for additional information regarding our debt and the debt repayment.

RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	First Quarter of
	2024	2023	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$367.1	$434.4	$(67.3)	(15)%
Subscription and services	586.2	481.0	105.2	22%
Total revenue	$953.3	$915.4	$37.9	4%
Gross margin	$593.6	$560.8	$32.8	6%
Gross margin as a % of revenue	62.3%	61.3%
Operating income	$109.2	$137.0	$(27.8)	(20)%
Operating income as a % of revenue	11.5%	15.0%
Diluted earnings per share	$0.23	$0.52	$(0.29)	(56)%

Non-GAAP operating income (1)	$234.4	$226.1	$8.3	4%
Non-GAAP operating income as a % of revenue (1)	24.6%	24.7%
Non-GAAP diluted earnings per share (1)	$0.64	$0.72	$(0.08)	(11)%

Annualized Recurring Revenue (“ARR”) (1)	$2,028.6	$1,648.1	$380.5	23%

(1)    Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this report for definitions.

First Quarter of 2024 as Compared to 2023
Revenue

Change versus the corresponding period in 2023	First Quarter of 2024
	% Change
	Product	Subscription and Services	Total Revenue

Change in Revenue	(15)%	22%	4%
Acquisitions	—%	9%	5%
Divestitures	(1)%	(1)%	(1)%
Foreign currency exchange	1%	1%	—%
Organic growth	(15)%	13%	—%
Organic total revenue was flat for the first quarter.
Organic product revenue decreased for the first quarter due to Field Systems experiencing lower sales to agriculture OEMs and aftermarket customers due to slowing demand in agriculture markets and changes in our distribution network in the Ag business.
Organic subscription and services revenue for the first quarter was up primarily due to strong growth in subscription and software term licenses in AECO, and to a lesser extent, positioning services in Field Systems and Enterprise and MAPS in T&L. The recurring growth was driven by increased subscription and term license sales to new and existing customers, as evidenced by overall organic ARR growth of 13%.
Gross Margin
Gross margin and gross margin as a percentage of revenue increased for the first quarter due to the strong growth of higher margin software and subscription sales, including from organic growth and the Transporeon acquisition, and declines in lower margin agriculture hardware sales.
Operating Income
Operating income and operating income as a percentage of revenue decreased for the first quarter primarily due to increased operating expense, partially offset by revenue and gross margin expansion. Operating expense increased due to the impact of the Transporeon acquisition operating expense and increased amortization of purchased intangibles. In addition, we incurred costs associated with the Ag divestiture.
Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

	First Quarter of
	2024	2023	Dollar Change	% Change
(In millions)
Research and development	$170.2	$159.3	$10.9	7%
Percentage of revenue	17.9%	17.4%
Sales and marketing	$146.8	$135.4	$11.4	8%
Percentage of revenue	15.4%	14.8%
General and administrative	$134.1	$110.7	$23.4	21%
Percentage of revenue	14.1%	12.1%
Total	$451.1	$405.4	$45.7	11%
R&D expense increased for the first quarter primarily due to the impact of the Transporeon acquisition. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased for the first quarter primarily due to the impact of the Transporeon acquisition, and to a less extent, higher commissions.

G&A expense increased for the first quarter primarily due to costs associated with the Ag divestiture, and to a lesser extent, the impact of the Transporeon acquisition.
Amortization of Purchased Intangible Assets

	First Quarter of
	2024	2023	Dollar Change	% Change
(In millions)
Cost of sales	$27.8	$23.0	$4.8	21%
Operating expenses	26.7	11.7	15.0	128%
Total amortization expense of purchased intangibles	$54.5	$34.7	$19.8	57%

Total amortization expense of purchased intangibles as a percentage of revenue	6%	4%
Total amortization expense of purchased intangibles increased for the first quarter primarily due to the amortization of intangibles acquired from Transporeon, which was not applicable in the prior year.
Non-Operating Income (Expense), Net
The components of non-operating income (expense), net, were as follows:

	First Quarter of
	2024	2023	Dollar Change	% Change
(In millions)
Divestitures gain, net	$3.5	$4.0	$(0.5)	(13)%
Interest expense, net	(45.2)	(19.7)	(25.5)	129%
Income from equity method investments, net	5.6	11.4	(5.8)	(51)%
Other (expense) income, net	(0.1)	27.9	(28.0)	(100)%
Total non-operating (expense) income, net	$(36.2)	$23.6	$(59.8)	(253)%
Non-operating expense, net increased for the first quarter primarily due to a foreign currency hedging gain associated with the Transporeon acquisition that was included in Other (expense) income, net in the prior year and higher interest expense from the debt incurred for the Transporeon acquisition.
Income Tax Provision
For the first quarter, our effective income tax rate was 21.6%, as compared to 19.8% in the corresponding period in 2023. The increase was primarily due to a decreased tax benefit from foreign-derived intangible income.
Results by Segment
We report our financial performance, including revenue and operating income, based on three reportable segments: AECO, Field Systems, and T&L.
Our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), views and evaluates operations based on the results of our reportable operating segments under our management reporting system. For additional discussion of our segments, refer to Note 7 “Segment Information” of this report.

The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	First Quarter of
	2024	2023	Dollar Change	% Change
(In millions)
AECO
Segment revenue	$339.1	$288.1	$51.0	18%
Segment revenue as a % of total revenue	36%	32%
Segment operating income	$126.7	$95.4	31.3	33%
Segment operating income as a % of segment revenue	37.4%	33.1%
Field Systems
Segment revenue	$419.2	$479.9	(60.7)	(13)%
Segment revenue as a % of total revenue	44%	52%
Segment operating income	$98.3	$137.4	(39.1)	(28)%
Segment operating income as a % of segment revenue	23.4%	28.6%
T&L
Segment revenue	$195.0	$147.4	47.6	32%
Segment revenue as a % of total revenue	20%	16%
Segment operating income	$36.3	$20.3	16.0	79%
Segment operating income as a % of segment revenue	18.6%	13.8%
The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	First Quarter of
	2024	2023
(In millions)
Consolidated segment operating income	$261.3	$253.1
Unallocated general corporate expenses	(26.9)	(27.0)
Amortization of purchased intangible assets	(54.5)	(34.7)
Acquisition / divestiture items	(23.9)	(7.0)
Stock-based compensation / deferred compensation	(38.8)	(35.4)
Restructuring and other costs	(8.0)	(12.0)
Consolidated operating income	109.2	137.0
Total non-operating (expense) income, net	(36.2)	23.6
Consolidated income before taxes	$73.0	$160.6
AECO

First Quarter of 2024
Change versus the corresponding period in 2023	% Change

Change in Revenue - AECO	18%
Divestitures	(1)%
Foreign currency exchange	1%
Organic growth	18%
Organic revenue increased for the first quarter due to strong demand for our subscription and term license software, particularly for Structures, Viewpoint, and Architecture and Design product offerings.
Operating income and operating income as a percentage of revenue increased for the first quarter primarily due to strong organic revenue growth and gross margin expansion, partially offset by increased operating expense associated with revenue growth.

Field Systems

First Quarter of 2024
Change versus the corresponding period in 2023	% Change

Change in Revenue - Field Systems	(13)%
Divestitures	(1)%
Organic growth	(12)%
Organic revenue decreased for the first quarter due to lower sales to agriculture OEMs and aftermarket customers from slowing demand in agriculture markets and impacts related to changes in our distribution network in the Ag business. Excluding the Ag business, Field Systems revenue was flat. The Ag business was divested in the second quarter of 2024.
Operating income and operating income as a percentage of revenue decreased for the first quarter primarily due to reduced revenue and gross margin, associated with agriculture sales declines, partially offset by operating expense control.
T&L

First Quarter of 2024
Change versus the corresponding period in 2023	% Change

Change in Revenue - T&L	32%
Acquisitions	29%
Divestitures	(1)%
Organic growth	4%
Organic revenue increased for the first quarter primarily driven by MAPS and Enterprise subscription revenue growth.
Operating income and operating income as a percentage of revenue increased for the first quarter primarily due to the impact of the Transporeon acquisition, and to a lesser extent, organic revenue growth, and gross margin expansion.
LIQUIDITY AND CAPITAL RESOURCES

	As of
	First Quarter of	Year End
	2024	2023	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents (1)	$261.6	$238.9	$22.7	10%
As a percentage of total assets	2.8%	2.5%
Principal balance of outstanding debt	$3,043.4	$3,080.4	$(37.0)	(1)%

	First Quarter of
	2024	2023	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$233.8	$208.7	$25.1	12%
Net cash used in investing activities	(3.5)	(27.7)	24.2	(87)%
Net cash (used in) provided by financing activities	(202.2)	583.4	(785.6)	(135)%
Effect of exchange rate changes on cash and cash equivalents	(5.4)	2.7	(8.1)	(300)%
Net increase in cash and cash equivalents	$22.7	$767.1
(1) Include $6.5 million and $9.1 million of cash and cash equivalents classified as held for sale as of March 29, 2024 and December 29, 2023.
Operating Activities
The increase in cash provided by operating activities was primarily driven by higher deferred revenue, an increase in accounts payable, and lower inventory purchases in the current quarter. The increase was partially offset by higher interest payments and higher bonus payouts.

Investing Activities
The decrease in cash used in investing activities was primarily due to the Transporeon acquisition in the prior year
Financing Activities
The increase in cash used in financing activities was primarily driven by proceeds from our $800.0 million issuance of 2033 senior notes in the prior year and common stock repurchases in the current year.
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
Our 2022 credit facility allows us to borrow up to $1.25 billion, with an option to increase the borrowings up to $1.75 billion with lender approval. As of March 29, 2024, $100.0 million was outstanding under the 2022 credit facility.
Our 2024 senior notes totaling $400.0 million are maturing in December 2024. We anticipate using a combination of cash on hand, borrowing from our existing revolvers, or new debt to repay the 2024 senior notes.
In the second quarter of 2024, we completed the Ag divestiture and received $1.9 billion of cash proceeds, subject to working capital adjustments. The total tax payment for the transaction will be $379.8 million~~.~~ See Note 14 “Subsequent Events” of this report for more information about this transaction. We used a portion of the proceeds to repay $1.0 billion of term loans and expect to use the majority of the remaining proceeds after tax to repurchase stock.
Our cash requirements have not otherwise materially changed since the 2023 Form 10-K.

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
Organic revenue growth is a non-GAAP measure that refers to revenue excluding the impacts of (i) foreign currency translation, and (ii) acquisitions and divestitures that closed in the prior 12 months. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that are not indicative of ongoing performance or impact comparability with the prior year. We provide reconciliation tables showing the change in revenue growth to organic revenue growth in the “Results of Operations” section found earlier in this Item 2.
In addition to providing non-GAAP financial measures, we disclose Annualized Recurring Revenue (“ARR”) to give the investors supplementary indicators of the value of our current recurring revenue contracts. ARR represents the estimated annualized value of recurring revenue. ARR is calculated by taking our subscription and maintenance and support for the current quarter and adding the portion of the contract value of all our term licenses attributable to the current quarter, then dividing that sum by the number of days in the quarter and then multiplying that quotient by 365. Organic ARR refers to annualized recurring revenue excluding the impacts of (i) foreign currency translation, and (ii) acquisitions and divestitures that closed in the prior 12 months. ARR and organic ARR should be viewed independently of revenue and deferred revenue as they are performance measures and are not intended to be combined with or to replace either of those items.
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		First Quarter of
		2024		2023
		Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$953.3		$915.4
GROSS MARGIN:
GAAP gross margin:		$593.6	62.3%	$560.8	61.3%
Amortization of purchased intangible assets	(A)	27.8		23.0
Acquisition / divestiture items	(B)	—		0.2
Stock-based compensation / deferred compensation	(C)	4.3		3.5
Restructuring and other costs	(D)	1.4		0.3
Non-GAAP gross margin:		$627.1	65.8%	$587.8	64.2%
OPERATING EXPENSES:
GAAP operating expenses:		$484.4	50.8%	$423.8	46.3%
Amortization of purchased intangible assets	(A)	(26.7)		(11.7)
Acquisition / divestiture items	(B)	(23.9)		(6.8)
Stock-based compensation / deferred compensation	(C)	(34.5)		(31.9)
Restructuring and other costs	(D)	(6.6)		(11.7)
Non-GAAP operating expenses:		$392.7	41.2%	$361.7	39.5%
OPERATING INCOME:
GAAP operating income:		$109.2	11.5%	$137.0	15.0%
Amortization of purchased intangible assets	(A)	54.5		34.7
Acquisition / divestiture items	(B)	23.9		7.0
Stock-based compensation / deferred compensation	(C)	38.8		35.4
Restructuring and other costs	(D)	8.0		12.0
Non-GAAP operating income:		$234.4	24.6%	$226.1	24.7%

		First Quarter of
		2024		2023
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating (expense) income, net:		$(36.2)		$23.6
Acquisition / divestiture items	(B)	(3.4)		(31.6)
Deferred compensation	(C)	(2.4)		(2.0)
Restructuring and other costs	(D)	—		1.3
Non-GAAP non-operating expense, net:		$(42.0)		$(8.7)
			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			(G)		(G)
INCOME TAX PROVISION:
GAAP income tax provision:		$15.8	21.6%	$31.8	19.8%
Non-GAAP items tax effected	(E)	25.8		11.2
Difference in GAAP and Non-GAAP tax rate	(F)	(8.3)		(3.5)
Non-GAAP income tax provision:		$33.3	17.3%	$39.5	18.2%
NET INCOME:
GAAP net income:		$57.2		$128.8
Amortization of purchased intangible assets	(A)	54.5		34.7
Acquisition / divestiture items	(B)	20.5		(24.6)
Stock-based compensation / deferred compensation	(C)	36.4		33.4
Restructuring and other costs	(D)	8.0		13.3
Non-GAAP tax adjustments	(E) - (F)	(17.5)		(7.7)
Non-GAAP net income:		$159.1		$177.9
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share:		$0.23		$0.52
Amortization of purchased intangible assets	(A)	0.22		0.14
Acquisition / divestiture items	(B)	0.08		(0.10)
Stock-based compensation / deferred compensation	(C)	0.15		0.14
Restructuring and other costs	(D)	0.03		0.05
Non-GAAP tax adjustments	(E) - (F)	(0.07)		(0.03)
Non-GAAP diluted net income per share:		$0.64		$0.72
ADJUSTED EBITDA:
GAAP operating income:		$109.2	11.5%	$137.0	15.0%
Amortization of purchased intangible assets	(A)	54.5		34.7
Acquisition / divestiture items	(B)	23.9		7.0
Stock-based compensation / deferred compensation	(C)	38.8		35.4
Restructuring and other costs	(D)	8.0		12.0
Non-GAAP operating income:		234.4	24.6%	226.1	24.7%
Depreciation expense and cloud computing amortization		10.9		11.3
Income from equity method investments, net		5.6		11.4
Adjusted EBITDA		$250.9	26.3%	$248.8	27.2%
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
(B).Acquisition / divestiture items. Non-GAAP gross margin and operating expenses exclude costs consisting of external and incremental costs resulting directly from acquisitions, divestitures, and strategic investment activities such as legal, due diligence, integration, and other closing costs, including the acceleration of acquisition stock awards and adjustments to the fair value of earn-out liabilities. Non-GAAP non-operating expense, net, excludes one-time acquisition/divestiture charges, including foreign currency exchange rate gains/losses related to an acquisition, divestiture gains/losses, and strategic investment gains/losses. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.
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

(E).Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) through (D) on non-GAAP net income.
(F).Difference in GAAP and non-GAAP tax rate. This amount represents the difference between the GAAP and non-GAAP tax rates applied to the non-GAAP operating income plus the non-GAAP non-operating expense, net. The non-GAAP tax rate excludes charges and benefits such as (i) deferred tax impacts from tax amortization relating to a non-U.S. intercompany transfer of intellectual property and R&D cost capitalization impact to global intangible low-taxed income, and (ii) significant one-time reserve releases upon statute of limitations expirations.
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
Market Interest Rate Risk
Our cash equivalents consisted primarily of interest and non-interest bearing bank deposits as well as bank time deposits. The main objective of these instruments is safety of principal and liquidity while maximizing return, without significantly increasing risk. Due to the nature of our cash equivalents - that they are readily convertible to cash - we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.
At the end of the first quarter of 2024, our outstanding balance of variable-rate debt was $1.2 billion, of which $1.0 billion in term loans were repaid in the second quarter of 2024. See details in Note 8 “Debt” of this report. We are exposed to market risk due to the possibility of changing interest rates. While not predictive, a hypothetical 50 basis point increase in interest rates on our variable-rate debt would result in an increase of approximately $6.3 million in annual interest expense.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the first quarter of 2024, changes in foreign currency exchange rates had a favorable impact of $3.5 million on revenue and $0.9 million on operating income.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables, primarily denominated in Euro, Canadian Dollars, British Pound, New Zealand Dollars, and Brazilian Real. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. We occasionally enter into foreign currency exchange contracts to hedge the purchase price of some of our larger business acquisitions.
Our foreign currency contracts are marked-to-market through earnings every period and generally range in maturity from one to two months. We do not enter into foreign currency contracts for trading purposes. Foreign currency contracts outstanding at the end of the first quarter of 2024 and at the end of 2023 are summarized as follows:

	First Quarter of 2024		Year End 2023
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(168.6)	$(0.3)	$(120.3)	$0.3
Sold	72.4	(0.1)	50.8	(0.3)

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of such period because of certain material weaknesses in internal controls related to the accounting for the Company’s business combination with Transporeon, certain information technology general controls (“ITGCs”), undue reliance on controls over information technology (“IT”) interfaces, and the evaluation of standalone selling prices of performance obligations utilized in the accounting for revenue, all of which support the Company’s financial reporting processes.
(b) Remediation of Previously Reported Material Weaknesses.
As reported in our 2023 Form 10-K/A filed with the SEC on January 15, 2025, we previously identified certain material weaknesses in internal controls as noted above. Management, under the oversight of the Audit Committee is currently taking actions to remediate these material weaknesses.
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
While we have taken steps to implement our remediation plan, the material weaknesses will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded through testing that the related controls are effective. The Company will continue to monitor the effectiveness of its remediation plans and refine plans as appropriate.
(c) Changes in Internal Control over Financial Reporting.
In addition to the identified material weaknesses noted above, we are implementing a customer relationship management tool across our businesses as a strategic initiative that will replace many legacy systems and that could materially affect our internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act). Other than as described above, there have been no changes which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter for which this report relates.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in litigation arising out of the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or to which any of our or our subsidiaries’ property is subject.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factor disclosures since our 2023 Form 10-K. The risk factors described in the 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) On January 28, 2024, our Board of Directors approved a new stock repurchase program (the “2024 Stock Repurchase Program”) authorizing up to $800.0 million in repurchases of our common stock. The 2024 Stock Repurchase Program replaced the prior stock repurchase program, which was approved in August 2021 and has been cancelled.
Under the 2024 Stock Repurchase Program, we may repurchase stocks from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or by other means. The timing and actual number of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available uses of capital, applicable legal requirements, and other factors. The 2024 Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. The stock repurchase authorization does not have an expiration date.
The following table provides information relating to our purchases of equity securities for the first quarter of 2024; these purchases were made under the 2024 Stock Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

December 30, 2023 – February 2, 2024	—	$—	—	$800,000,000
February 3, 2024 – March 1, 2024	2,870,352	$60.97	2,870,352	$625,000,004
March 2, 2024 – March 29, 2024	—	$—	—	$625,000,004
Total	2,870,352		2,870,352
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
On February 29, 2024, Jennifer Allison, Corporate Vice President and General Counsel, an officer for purposes of Section 16 of the Exchange Act, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading plan was entered into during an open trading window and provides for potential sales of our common stock for up to 1,257 shares between June 3, 2024 and June 2, 2025.
ITEM 6. EXHIBITS
We have filed, or incorporated into the report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this report.
EXHIBIT INDEX

Exh. No.	Description of Exhibit	Filed or furnished herewith or incorporated by reference to:
2.1	Sale and Purchase Agreement, dated December 11, 2022, regarding the acquisition by the Company of Transporeon GmbH	Exhibit 2.1 to Form 8-K/A filed Dec. 21, 2022
2.2	Amended and Restated Sale and Contribution Agreement, dated March 31, 2024, by and among the Company, PTx Trimble LLC, and AGCO Corporation	Exhibit 10.1 to Form 8-K filed Apr. 1, 2024
3.1	Certificate of Incorporation of Trimble Inc.	Exhibit 3.1 to Form 8-K filed Oct. 3, 2016
3.2	Amended and Restated By-Laws of Trimble Inc. (effective December 6, 2023)	Exhibit 3.1 to Form 8-K filed Dec. 11, 2023
10.1	Offer Letter between the Company and Phillip Sawarynski dated January 29, 2024	Exhibit 10.1 to Form 8-K filed Jan. 29, 2024
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2024, formatted in Inline XBRL, tagged as blocks of text and including detailed tags:
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

TRIMBLE INC. (Registrant)

By:	/s/ PHILLIP SAWARYNSKI
Phillip Sawarynski Chief Financial Officer (Authorized Officer and Principal Financial Officer)
DATE: January 15, 2025