Form 10-Q
period 2024-06-28
TRIMBLE INC.
filed 2025-01-16
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 28, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____
Commission file number: 001-14845

TRIMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2802192 (I.R.S. Employer Identification Number)
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

TRIMBLE INC.
Form 10-Q for the Quarter Ended June 28, 2024

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	Second Quarter of	Year End
	2024	2023
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$944.1	$229.8
Accounts receivable, net	577.0	706.6
Inventories	223.1	235.7
Prepaid expenses	94.8	89.8
Other current assets	126.1	147.8
Assets held for sale	—	421.2
Total current assets	1,965.1	1,830.9
Property and equipment, net	201.4	202.5
Operating lease right-of-use assets	113.7	124.0
Goodwill	5,198.3	5,350.6
Other purchased intangible assets, net	1,114.6	1,243.5
Deferred income tax assets	308.0	412.3
Equity investments	426.1	127.7
Other non-current assets	270.6	247.8
Total assets	$9,597.8	$9,539.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$400.0	$530.4
Accounts payable	175.1	165.3
Accrued compensation and benefits	165.2	181.2
Deferred revenue	714.6	663.1
Income taxes payable	327.9	39.7
Other current liabilities	195.1	201.3
Liabilities held for sale	—	48.3
Total current liabilities	1,977.9	1,829.3
Long-term debt	1,389.7	2,536.2
Deferred revenue, non-current	99.0	98.3
Deferred income tax liabilities	226.9	287.8
Operating lease liabilities	111.7	121.9
Other non-current liabilities	159.2	165.7
Total liabilities	3,964.4	5,039.2
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 245.4 and 246.5 shares issued and outstanding at the end of the second quarter of 2024 and year end 2023	0.2	0.2
Additional paid-in-capital	2,275.2	2,214.6
Retained earnings	3,628.4	2,437.4
Accumulated other comprehensive loss	(270.4)	(152.1)
Total stockholders’ equity	5,633.4	4,500.1
Total liabilities and stockholders’ equity	$9,597.8	$9,539.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
(In millions, except per share amounts)	2024	2023	2024	2023
Revenue:
Product	$320.4	$490.5	$687.5	$924.9
Subscription and services	550.4	503.1	1,136.6	984.1
Total revenue	870.8	993.6	1,824.1	1,909.0
Cost of sales:
Product	176.5	233.9	384.0	450.1
Subscription and services	120.4	125.0	244.8	240.4
Amortization of purchased intangible assets	28.0	30.2	55.8	53.2
Total cost of sales	324.9	389.1	684.6	743.7
Gross margin	545.9	604.5	1,139.5	1,165.3
Operating expense:
Research and development	161.5	174.8	331.7	334.1
Sales and marketing	142.5	155.3	289.3	290.7
General and administrative	148.7	141.3	282.8	252.0
Restructuring	5.1	7.6	11.7	14.3
Amortization of purchased intangible assets	26.5	31.9	53.2	43.6
Total operating expense	484.3	510.9	968.7	934.7
Operating income	61.6	93.6	170.8	230.6
Non-operating income (expense), net:
Divestitures gain, net	1,714.1	1.1	1,717.6	5.1
Interest expense, net	(18.1)	(46.7)	(63.3)	(66.4)
Income from equity method investments, net	4.3	8.0	9.9	19.4
Other income, net	0.1	1.5	—	29.4
Total non-operating income (expense), net	1,700.4	(36.1)	1,664.2	(12.5)
Income before taxes	1,762.0	57.5	1,835.0	218.1
Income tax provision	445.6	12.9	461.4	44.7
Net income	$1,316.4	$44.6	$1,373.6	$173.4
Earnings per share:
Basic	$5.37	$0.18	$5.60	$0.70
Diluted	$5.34	$0.18	$5.56	$0.70
Shares used in calculating earnings per share:
Basic	245.1	248.1	245.3	247.7
Diluted	246.4	249.0	246.9	248.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
	2024	2023	2024	2023
(In millions)
Net income	$1,316.4	$44.6	$1,373.6	$173.4
Foreign currency translation adjustments, net of tax	(36.7)	24.4	(117.0)	44.1
Net change related to derivatives and other, net of tax	(1.1)	(0.2)	(1.3)	(3.4)
Comprehensive income	$1,278.6	$68.8	$1,255.3	$214.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2023	246.5	$0.2	$2,214.6	$2,437.4	$(152.1)	$4,500.1
Net income	—	—	—	57.2	—	57.2
Other comprehensive loss	—	—	—	—	(80.5)	(80.5)
Issuance of common stock under employee plans, net of tax withholdings	0.6	—	16.7	(4.7)	—	12.0
Stock repurchases	(2.9)	—	(27.4)	(149.1)	—	(176.5)
Stock-based compensation	—	—	36.8	—	—	36.8
Balance at the end of the first quarter of 2024	244.2	$0.2	$2,240.7	$2,340.8	$(232.6)	$4,349.1
Net income	—	—	—	1,316.4	—	1,316.4
Other comprehensive loss	—	—	—	—	(37.8)	(37.8)
Issuance of common stock under employee plans, net of tax withholdings	1.2	—	(5.4)	(28.8)	—	(34.2)
Stock repurchases	—	—	0.7	—	—	0.7
Stock-based compensation	—	—	39.2	—	—	39.2
Balance at the end of the second quarter of 2024	245.4	$0.2	$2,275.2	$3,628.4	$(270.4)	$5,633.4

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2022	246.9	$0.2	$2,054.9	$2,230.0	$(234.9)	$4,050.2
Net income	—	—	—	128.8	—	128.8
Other comprehensive income	—	—	—	—	16.5	16.5
Issuance of common stock under employee plans, net of tax withholdings	0.5	—	16.9	(2.9)	—	14.0
Stock-based compensation	—	—	35.7	—	—	35.7
Balance at the end of the first quarter of 2023	247.4	$0.2	$2,107.5	$2,355.9	$(218.4)	$4,245.2
Net income	—	—	—	44.6	—	44.6
Other comprehensive income	—	—	—	—	24.2	24.2
Issuance of common stock under employee plans, net of tax withholdings	0.9	—	(4.2)	(19.4)	—	(23.6)
Stock-based compensation	—	—	40.9	—	—	40.9
Balance at the end of the second quarter of 2023	248.3	$0.2	$2,144.2	$2,381.1	$(194.2)	$4,331.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Two Quarters of
(In millions)	2024	2023
Cash flow from operating activities:
Net income	$1,373.6	$173.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125.8	116.7
Deferred income taxes	50.4	(61.8)
Stock-based compensation	73.8	73.9
Divestitures gain, net	(1,717.6)	(5.1)
Other, net	8.7	(9.4)
(Increase) decrease in assets:
Accounts receivable, net	114.8	20.2
Inventories	14.1	24.2
Other current and non-current assets	(5.9)	(19.3)
Increase (decrease) in liabilities:
Accounts payable	12.9	(1.7)
Accrued compensation and benefits	(18.5)	4.5
Deferred revenue	55.5	(13.3)
Income taxes payable	265.7	10.3
Other current and non-current liabilities	(31.9)	38.5
Net cash provided by operating activities	321.4	351.1
Cash flow from investing activities:
Proceeds from divestitures	1,927.0	9.2
Acquisitions of businesses, net of cash acquired	(21.8)	(2,080.5)
Purchases of property and equipment	(21.1)	(19.0)
Other, net	(13.0)	40.1
Net cash provided by (used in) investing activities	1,871.1	(2,050.2)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	(22.2)	(9.6)
Repurchases of common stock	(175.0)	—
Proceeds from debt and revolving credit lines	521.2	3,010.8
Payments on debt and revolving credit lines	(1,799.3)	(1,332.7)
Other, net	(4.6)	(6.5)
Net cash (used in) provided by financing activities	(1,479.9)	1,662.0
Effect of exchange rate changes on cash and cash equivalents	(7.4)	3.4
Net increase (decrease) in cash and cash equivalents	705.2	(33.7)
Cash and cash equivalents - beginning of period (1)	238.9	271.0
Cash and cash equivalents - end of period	$944.1	$237.3
Supplemental cash flow disclosure:
Cash tax paid, net, excluding tax for the Ag divestiture	$49.5	$43.8
Cash tax paid for the Ag divestiture	$50.0	$—

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
We use a 52- to 53-week year ending on the Friday nearest to December 31. 2024 is a 53-week year and 2023 was a 52-week year. The second quarter of 2024 and 2023 ended on June 28, 2024 and June 30, 2023. Unless otherwise stated, all dates refer to these periods.
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
Under the 2024 Stock Repurchase Program, we may repurchase stock from time to time through accelerated share repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or by other means. The timing and actual number of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available uses of capital, applicable legal requirements, and other factors. The 2024 Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. At the end of the second quarter of 2024, there were remaining authorized funds of $625.0 million. The stock repurchase authorization does not have an expiration date.
There were no stock repurchases during the second quarter of 2024. During the first two quarters of 2024, we repurchased approximately 2.9 million shares of common stock in open market purchases at an average price of $60.97 per share for a total of $175.0 million. There were no stock repurchases during the first two quarters of 2023.
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

First Two Quarters of
2023
(In millions)
Total revenue	$1,949.5
Net income	135.1
NOTE 4. DIVESTITURE
On September 28, 2023, we executed a Sale and Contribution Agreement with AGCO that provided for the formation of a joint venture, called PTx Trimble, that operates in the mixed fleet precision agriculture market. The agreement was amended and restated on March 31, 2024, and the transaction closed on April 1, 2024. Under the terms of the agreement, we contributed our Ag business, excluding certain GNSS and guidance technologies, to PTx Trimble, an LLC. Following the closing of the transaction, we own 15% and AGCO owns 85% of PTx Trimble. The agreement provides AGCO with a call option and Trimble with a put option with respect to our retained interest in PTx Trimble. Ag was reported as a part of our Field Systems segment.

Upon closing of the transaction in the second quarter of 2024, we received $1.9 billion of cash proceeds from AGCO, subject to working capital adjustments. As a result, we deconsolidated $457.3 million of net assets, including $357.4 million of goodwill, and recognized a pre-tax gain of $1.7 billion. The gain included $275.6 million for our retained 15% ownership interest in PTx Trimble, which is reported as an equity method investment. The fair value of our equity method investment was determined by using a combination of the equity value, primarily based on the transaction price, and an option pricing model for a put and call option.
In addition to forming PTx Trimble, the parties concurrently entered into agreements that included the following:
•a seven-year renewable supply agreement (the “Supply Agreement”) through which we will provide key GNSS and guidance technologies to PTx Trimble for use in professional agriculture machines sold by AGCO, on an exclusive basis with limited exceptions;
•a technology transfer and license agreement to govern the licensing of certain non-divested intellectual property and technology for use by PTx Trimble in the agriculture field and, upon expiration of the Supply Agreement, to govern fixed and variable royalty payments made to us by PTx Trimble;
•a trademark license agreement to govern the licensing of certain Trimble trademarks for use by PTx Trimble in the agriculture field;
•a master sale and distribution agreement through which PTx Trimble will serve as our channel partner for positioning services in the agriculture market; and
•a transition services agreement to provide contract manufacturing services for the divested products for two years following the closing of the transaction.
NOTE 5. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	As of
	Second Quarter of 2024			Year End 2023
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$895.9	$(596.1)	$299.8	$908.5	$(554.1)	$354.4
Customer relationships	1,325.4	(513.5)	811.9	1,358.4	(474.5)	883.9
Trade names and other intellectual properties	47.3	(44.4)	2.9	48.0	(42.8)	5.2
	$2,268.6	$(1,154.0)	$1,114.6	$2,314.9	$(1,071.4)	$1,243.5
The estimated future amortization expense of intangible assets at the end of the second quarter of 2024 was as follows:

(In millions)
2024 (Remaining)	$89.8
2025	166.8
2026	161.7
2027	148.0
2028	134.0
Thereafter	414.3
Total	$1,114.6

Goodwill
The changes in the carrying amount of goodwill by segment for the first two quarters of 2024 were as follows:

	AECO	Field Systems	T&L	Total
(In millions)
Balance as of year end 2023	$1,996.9	$1,063.5	$2,290.2	$5,350.6
Additions due to acquisitions	16.2	—	—	16.2
Decreases due to divestitures	(0.8)	(91.7)	—	(92.5)
Foreign currency translation and other adjustments	(13.9)	(8.1)	(54.0)	(76.0)
Balance as of the end of the second quarter of 2024	$1,998.4	$963.7	$2,236.2	$5,198.3
NOTE 6. INVENTORIES
The components of inventory, net were as follows:

	As of
	Second Quarter of	Year End
	2024	2023
(In millions)
Raw materials	$81.5	$88.4
Work-in-process	5.1	3.0
Finished goods	136.5	144.3
Total inventories	$223.1	$235.7
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

	Reporting Segments
	AECO	Field Systems	T&L	Total
(In millions)
Second Quarter of 2024
Segment revenue	$299.7	$379.3	$191.8	$870.8
Segment operating income	79.1	109.8	35.9	224.8

Second Quarter of 2023
Segment revenue	$264.1	$540.6	$188.9	$993.6
Segment operating income	62.4	175.9	26.7	265.0

First Two Quarters of 2024
Segment revenue	$638.8	$798.5	$386.8	$1,824.1
Segment operating income	205.8	208.1	72.2	486.1

First Two Quarters of 2023
Segment revenue	$552.2	$1,020.5	$336.3	$1,909.0
Segment operating income	157.8	313.3	47.0	518.1

	Reporting Segments
	AECO	Field Systems	T&L	Total
(In millions)
As of the end of the Second Quarter of 2024
Accounts receivable, net	$147.1	$258.3	$171.6	$577.0
Inventories	1.3	195.3	26.5	223.1
Goodwill	1,998.4	963.7	2,236.2	5,198.3
As of Year End 2023
Accounts receivable, net	$222.5	$309.8	$174.3	$706.6
Inventories	3.2	202.7	29.8	235.7
Goodwill	1,996.9	1,063.5	2,290.2	5,350.6
A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	Second Quarter of		First Two Quarters of
	2024	2023	2024	2023
(In millions)
Consolidated segment operating income	$224.8	$265.0	$486.1	$518.1
Unallocated general corporate expenses	(30.4)	(34.0)	(57.3)	(61.0)
Amortization of purchased intangible assets	(54.5)	(62.1)	(109.0)	(96.8)
Acquisition / divestiture items	(33.9)	(26.5)	(57.8)	(33.5)
Stock-based compensation / deferred compensation	(38.1)	(42.1)	(76.9)	(77.5)
Restructuring and other costs	(6.3)	(6.7)	(14.3)	(18.7)
Consolidated operating income	61.6	93.6	170.8	230.6
Total non-operating income (expense), net	1,700.4	(36.1)	1,664.2	(12.5)
Consolidated income before taxes	$1,762.0	$57.5	$1,835.0	$218.1

The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reporting Segment tables above.

	Reporting Segments
	AECO	Field Systems	T&L	Total
(In millions)
Second Quarter of 2024
North America	$191.5	$200.4	$114.9	$506.8
Europe	71.3	96.2	63.9	231.4
Asia Pacific	27.0	59.1	3.3	89.4
Rest of World	9.9	23.6	9.7	43.2
Total segment revenue	$299.7	$379.3	$191.8	$870.8
Second Quarter of 2023
North America	$158.6	$250.5	$116.5	$525.6
Europe	67.2	154.3	61.2	282.7
Asia Pacific	22.7	86.1	1.8	110.6
Rest of World	15.6	49.7	9.4	74.7
Total segment revenue	$264.1	$540.6	$188.9	$993.6
First Two Quarters of 2024
North America	$384.6	$382.4	$234.6	$1,001.6
Europe	171.3	236.7	120.6	528.6
Asia Pacific	62.0	124.1	9.0	195.1
Rest of World	20.9	55.3	22.6	98.8
Total segment revenue	$638.8	$798.5	$386.8	$1,824.1
First Two Quarters of 2023
North America	$326.5	$449.0	$231.9	$1,007.4
Europe	151.2	314.5	84.8	550.5
Asia Pacific	48.2	162.2	3.3	213.7
Rest of World	26.3	94.8	16.3	137.4
Total segment revenue	$552.2	$1,020.5	$336.3	$1,909.0
Total revenue in the United States as included in the Condensed Consolidated Statements of Income was $466.9 million and $485.1 million for the second quarter of 2024 and 2023, and $923.8 million and $922.6 million for the first two quarters of 2024 and 2023. No single customer or country other than the United States accounted for 10% or more of our total revenue.

NOTE 8. DEBT
Debt consisted of the following:

		As of
		Second Quarter of		Year End
Instrument	Date of Issuance	2024		2023
(In millions)		Effective interest rate
Senior Notes:
Senior Notes, 4.75%, due December 2024	November 2014	4.95%	$400.0	$400.0
Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
Senior Notes, 6.10%, due March 2033	March 2023	6.13%	800.0	800.0
Credit Facilities:
2022 Revolving Credit Facility, due March 2027	September 2022		—	150.0
Term Loan, due April 2026	April 2023		—	500.0
Term Loan, due April 2028	April 2023		—	500.0
Uncommitted Credit Facilities, floating rate			—	130.4
Unamortized discount and issuance costs			(10.3)	(13.8)
Total debt			$1,789.7	$3,066.6
Less: Short-term debt			400.0	530.4
Long-term debt			$1,389.7	$2,536.2
Debt Maturities
At the end of the second quarter of 2024, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2024 (Remaining)	$400.0
2025	—
2026	—
2027	—
2028	600.0
Thereafter	800.0
Total	$1,800.0
Senior Notes
All of our senior notes are unsecured obligations. Interest on the senior notes is payable semi-annually in June and December of each year, except for the interest on the 2033 senior notes payable in March and September. Additional details are unchanged from the information disclosed in Note 8 “Debt” of the 2023 Form 10-K.
Credit Facilities
2023 Term Loans
In 2023, we entered into two unsecured, variable-rate term loans comprised of a 3-year tranche for $500.0 million and a 5-year tranche for $500.0 million. In the second quarter of 2024, we repaid the term loans in full using a portion of the funds received in connection with the Ag divestiture.
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
Uncommitted Facilities
At the end of the second quarter of 2024, we had two $75.0 million and one €100.0 million revolving credit facilities, which are uncommitted. Generally, these variable-rate, uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.

Covenants
The 2022 credit facility contains customary covenants, including, among other requirements, limitations that restrict our and our subsidiaries’ ability to create liens and enter into sale and leaseback transactions, and restrictions on the ability of the subsidiaries to incur indebtedness. The facility contains financial covenants that require the maintenance of maximum leverage and minimum interest coverage ratios, as well as the timely delivery of quarterly financial reports and compliance certificates. At the end of the second quarter of 2024, we were in compliance with our debt covenants under a waiver of the financial reporting covenants.
NOTE 9. FAIR VALUE MEASUREMENTS
Fair value is measured by using observable or, to the extent necessary, unobservable inputs.
Financial instruments recorded at fair value include our deferred compensation plan. The fair value was $32.1 million and $31.2 million at the end of the second quarter of 2024 and the end of 2023, and is included in Other non-current assets and Other non-current liabilities on our Condensed Consolidated Balance Sheets. The fair value was measured by using quoted prices in active markets.
Financial instruments not recorded at fair value on a recurring basis (debt) had an estimated fair value of $1.8 billion and $3.1 billion at the end of the second quarter of 2024 and the end of 2023. The fair value of the debt was determined based on observable market prices in less active markets. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.
NOTE 10. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during the second quarter and the first two quarters of 2024 and 2023 were as follows:

	Second Quarter of		First Two Quarters of
(In millions)	2024	2023	2024	2023
Beginning balance of the period	$818.6	$760.8	$761.4	$737.6
Revenue recognized from prior year-end	(173.3)	(141.7)	(472.5)	(435.2)
Billings net of revenue recognized from current year and other	168.3	126.5	524.7	443.2
Ending balance of the period	$813.6	$745.6	$813.6	$745.6
Remaining Performance Obligations
At the end of the second quarter of 2024, approximately $1.7 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.2 billion or 69% of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.
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
The following table shows the computation of basic and diluted earnings per share:

	Second Quarter of		First Two Quarters of
	2024	2023	2024	2023
(In millions, except per share amounts)
Numerator:
Net income	$1,316.4	$44.6	$1,373.6	$173.4
Denominator:
Weighted-average shares of common stock outstanding - basic	245.1	248.1	245.3	247.7
Effect of dilutive securities	1.3	0.9	1.6	1.2
Weighted-average shares of common stock outstanding - diluted	246.4	249.0	246.9	248.9

Basic earnings per share	$5.37	$0.18	$5.60	$0.70
Diluted earnings per share	$5.34	$0.18	$5.56	$0.70

Antidilutive weighted-average shares (1)	2.2	3.8	1.5	1.9
(1)    Antidilutive stock-based awards are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase diluted earnings per share.
NOTE 12. INCOME TAXES
For the second quarter, our effective income tax rate was 25.3%, as compared to 22.4% in the corresponding period in 2023. For the first two quarters, our effective income tax rate was 25.1%, as compared to 20.5% in the prior year. The increases were primarily due to a geographic mix of gains from the Ag divestiture.
Unrecognized tax benefits of $59.4 million and $59.5 million at the end of the second quarter of 2024 and at the end of 2023, if recognized, would favorably affect the effective income tax rate in future periods. At the end of the second quarter of 2024 and at the end of 2023, we accrued interest and penalties of $11.9 million and $9.9 million.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
At the end of the second quarter of 2024, we had unconditional purchase obligations of approximately $543.6 million. These unconditional purchase obligations primarily represent (i) open non-cancellable purchase orders for material purchases with our inventory vendors, and (ii) various non-cancelable agreements with certain service providers with minimum or fixed commitments.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first two quarters of 2024. For a complete discussion of our critical accounting policies and estimates, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2023 Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements, refer to Note 1 “Overview and Accounting Policies” of this report.
EXECUTIVE LEVEL OVERVIEW
We are a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Our comprehensive work process solutions are used across a range of industries, including architecture, building construction, civil engineering, geospatial, survey and mapping, natural resources, utilities, transportation, and government. Our representative customers include construction owners, contractors, engineering and construction firms, surveying companies, energy and utility companies, trucking companies, and state, federal, and municipal governments.
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
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $2,113.0 million, which represents growth of 12% year-over-year at the end of the second quarter of 2024. Excluding the impact of foreign currency, acquisitions, and divestitures, ARR organic growth was 14%. This shift toward recurring revenue has positively impacted our revenue mix, growth, and profitability over time and is leading to improved visibility in our businesses. Our software, services, and recurring revenue represented 75% and 65% of total revenue for the second quarter of 2024 and 2023 and 74% and 65% of total revenue for the first two quarters of 2024 and 2023. Additionally, we continue to maintain focus on increasing our mix of recurring revenue, which is accelerated by the Transporeon acquisition that closed in the second quarter of 2023 and the Ag divestiture that closed in the second quarter of 2024.
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
We acquire businesses that align with our long-term growth strategies, including our strategic product roadmap and, conversely, we divest certain businesses that no longer fit those strategies. This is demonstrated by the 12 acquisitions and 22 divestitures that we have completed since 2020, including the Transporeon acquisition and the Ag divestiture.
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
Upon closing of the transaction, we recognized a pre-tax gain of $1.7 billion. The gain included $275.6 million for the fair value of our retained 15% ownership interest in PTx Trimble, an LLC, which is reported as an equity method investment.
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
RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	Second Quarter of				First Two Quarters of
	2024	2023	Dollar Change	% Change	2024	2023	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$320.4	$490.5	$(170.1)	(35)%	$687.5	$924.9	$(237.4)	(26)%
Subscription and services	550.4	503.1	47.3	9%	1,136.6	984.1	152.5	15%
Total revenue	$870.8	$993.6	$(122.8)	(12)%	$1,824.1	$1,909.0	$(84.9)	(4)%
Gross margin	$545.9	$604.5	$(58.6)	(10)%	$1,139.5	$1,165.3	$(25.8)	(2)%
Gross margin as a % of revenue	62.7%	60.8%			62.5%	61.0%
Operating income	$61.6	$93.6	$(32.0)	(34)%	$170.8	$230.6	$(59.8)	(26)%
Operating income as a % of revenue	7.1%	9.4%			9.4%	12.1%
Diluted earnings per share	$5.34	$0.18	$5.16	2867%	$5.56	$0.70	$4.86	694%

Non-GAAP operating income (1)	$194.4	$231.0	$(36.6)	(16)%	$428.8	$457.1	$(28.3)	(6)%
Non-GAAP operating income as a % of revenue (1)	22.3%	23.2%			23.5%	23.9%
Non-GAAP diluted earnings per share (1)	$0.62	$0.64	$(0.02)	(3)%	$1.26	$1.35	$(0.09)	(7)%

Annualized Recurring Revenue (“ARR”) (1)	$2,113.0	$1,882.9	$230.1	12%	N/A	N/A	N/A	N/A

(1)    Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this report for definitions.

Second Quarter and First Two Quarters of 2024 as Compared to 2023
Revenue

Change versus the corresponding period in 2023	Second Quarter of 2024			First Two Quarters of 2024
	% Change			% Change
	Product	Subscription and Services	Total Revenue	Product	Subscription and Services	Total Revenue

Change in Revenue	(35)%	9%	(12)%	(26)%	15%	(4)%
Acquisitions	2%	—%	1%	1%	5%	3%
Divestitures	(27)%	(2)%	(14)%	(15)%	(2)%	(8)%
Foreign currency exchange	—%	—%	—%	—%	—%	1%
Organic growth	(10)%	11%	1%	(12)%	12%	—%
Organic total revenue increased for the second quarter and remained flat for the first two quarters.
Organic product revenue decreased for the second quarter and first two quarters primarily due to a large government sale of Surveying hardware in the prior year. Additionally, the decrease for the first two quarters was due to lower Ag demand in the first quarter.
Organic subscription and services revenue for the second quarter increased primarily due to strong growth in subscription product offerings in AECO, and to a lesser extent, Positioning Services in Field Systems and Transporeon in T&L. Organic subscription and services revenue increased for the first two quarters primarily due to strong growth in subscription and software term licenses in AECO, and to a lesser extent, positioning services in Field Systems and enterprise and MAPS in T&L. The recurring growth was driven by increased subscription and term license sales to new and existing customers, as evidenced by overall organic ARR growth of 14%.
Gross Margin
Gross margin decreased for the second quarter and first two quarters primarily due to the Ag divestiture.
Gross margin as a percentage of revenue increased for the second quarter due to the strong growth of higher margin software and subscription sales, including from organic growth, and from the Ag divestiture’s lower margin hardware sales. Additionally, the increase for the first two quarters was due to the impact of the Transporeon acquisition, which was not applicable in the first quarter of the prior year.
Operating Income
Operating income and operating income as a percentage of revenue decreased for the second quarter and first two quarters primarily due to the Ag divestiture, partially offset by organic revenue and gross margin expansion, and for the first two quarters, from the impact of the Transporeon acquisition.
Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

	Second Quarter of				First Two Quarters of
	2024	2023	Dollar Change	% Change	2024	2023	Dollar Change	% Change
(In millions)
Research and development	$161.5	$174.8	$(13.3)	(8)%	$331.7	$334.1	$(2.4)	(1)%
Percentage of revenue	18.5%	17.6%			18.2%	17.5%
Sales and marketing	$142.5	$155.3	$(12.8)	(8)%	$289.3	$290.7	$(1.4)	—%
Percentage of revenue	16.4%	15.6%			15.9%	15.2%
General and administrative	$148.7	$141.3	$7.4	5%	$282.8	$252.0	$30.8	12%
Percentage of revenue	17.1%	14.2%			15.5%	13.2%
Total	$452.7	$471.4	$(18.7)	(4)%	$903.8	$876.8	$27.0	3%

R&D expense decreased for the second quarter primarily due to the impact of the Ag divestiture, and for the first two quarters, the divestiture impact was partially offset by expense related to Transporeon. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense decreased for the second quarter primarily due to the impact of the Ag divestiture. S&M expense was flat for the first two quarters as the divestiture impact was offset by expense related to Transporeon.
G&A expense increased for the second quarter and first two quarters primarily due to divestiture transaction costs, partially offset by the impact of the Ag divestiture.
Amortization of Purchased Intangible Assets

	Second Quarter of				First Two Quarters of
	2024	2023	Dollar Change	% Change	2024	2023	Dollar Change	% Change
(In millions)
Cost of sales	$28.0	$30.2	$(2.2)	(7)%	$55.8	$53.2	$2.6	5%
Operating expenses	26.5	31.9	(5.4)	(17)%	53.2	43.6	9.6	22%
Total amortization expense of purchased intangibles	$54.5	$62.1	$(7.6)	(12)%	$109.0	$96.8	$12.2	13%

Total amortization expense of purchased intangibles as a percentage of revenue	6%	6%			6%	5%
Total amortization expense of purchased intangibles decreased for the second quarter primarily due to the impact of divestitures. Total amortization expense of purchased intangibles increased for the first two quarters primarily due to the amortization of intangibles acquired from Transporeon, which was not applicable in the first quarter of the prior year, and partially offset by the impact of divestitures.
Non-Operating Income (Expense), Net
The components of non-operating income (expense), net, were as follows:

	Second Quarter of				First Two Quarters of
	2024	2023	Dollar Change	% Change	2024	2023	Dollar Change	% Change
(In millions)
Divestitures gain, net	$1,714.1	$1.1	$1,713.0	155727%	$1,717.6	$5.1	$1,712.5	33578%
Interest expense, net	(18.1)	(46.7)	28.6	(61)%	(63.3)	(66.4)	3.1	(5)%
Income from equity method investments, net	4.3	8.0	(3.7)	(46)%	9.9	19.4	(9.5)	(49)%
Other income, net	0.1	1.5	(1.4)	(93)%	—	29.4	(29.4)	(100)%
Total non-operating income (expense), net	$1,700.4	$(36.1)	$1,736.5	(4810)%	$1,664.2	$(12.5)	$1,676.7	(13414)%
Non-operating income, net increased for the second quarter primarily due to the divestiture gain from the Ag divestiture and lower interest expense from the $1.3 billion repayment of debt. Non-operating income, net also increased for the first two quarters due to the Ag divestiture gain, partially offset by a foreign currency hedging gain associated with the acquisition of Transporeon in the prior year that was included in Other income, net.
Income Tax Provision
For the second quarter, our effective income tax rate was 25.3%, as compared to 22.4% in the corresponding period in 2023. For the first two quarters, our effective income tax rate was 25.1%, as compared to 20.5% in the prior year. The increases were primarily due to a geographic mix of gains from the Ag divestiture.
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

The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	Second Quarter of				First Two Quarters of
	2024	2023	Dollar Change	% Change	2024	2023	Dollar Change	% Change
(In millions)
AECO
Segment revenue	$299.7	$264.1	$35.6	13%	$638.8	$552.2	$86.6	16%
Segment revenue as a % of total revenue	34%	27%			35%	29%
Segment operating income	$79.1	$62.4	16.7	27%	$205.8	$157.8	48.0	30%
Segment operating income as a % of segment revenue	26.4%	23.6%			32.2%	28.6%
Field Systems
Segment revenue	$379.3	$540.6	(161.3)	(30)%	$798.5	$1,020.5	(222.0)	(22)%
Segment revenue as a % of total revenue	44%	54%			44%	53%
Segment operating income	$109.8	$175.9	(66.1)	(38)%	$208.1	$313.3	(105.2)	(34)%
Segment operating income as a % of segment revenue	28.9%	32.5%			26.1%	30.7%
T&L
Segment revenue	$191.8	$188.9	2.9	2%	$386.8	$336.3	50.5	15%
Segment revenue as a % of total revenue	22%	19%			21%	18%
Segment operating income	$35.9	$26.7	9.2	34%	$72.2	$47.0	25.2	54%
Segment operating income as a % of segment revenue	18.7%	14.1%			18.7%	14.0%
The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	Second Quarter of		First Two Quarters of
	2024	2023	2024	2023
(In millions)
Consolidated segment operating income	$224.8	$265.0	$486.1	$518.1
Unallocated general corporate expenses	(30.4)	(34.0)	(57.3)	(61.0)
Amortization of purchased intangible assets	(54.5)	(62.1)	(109.0)	(96.8)
Acquisition / divestiture items	(33.9)	(26.5)	(57.8)	(33.5)
Stock-based compensation / deferred compensation	(38.1)	(42.1)	(76.9)	(77.5)
Restructuring and other costs	(6.3)	(6.7)	(14.3)	(18.7)
Consolidated operating income	61.6	93.6	170.8	230.6
Total non-operating income (expense), net	1,700.4	(36.1)	1,664.2	(12.5)
Consolidated income before taxes	$1,762.0	$57.5	$1,835.0	$218.1
AECO

	Second Quarter of 2024	First Two Quarters of 2024
Change versus the corresponding period in 2023	% Change	% Change

Change in Revenue - AECO	13%	16%
Acquisitions	—%	1%
Divestitures	(1)%	(1)%
Organic growth	14%	16%
Organic revenue increased for the second quarter and first two quarters due to strong demand for our subscription and term license software, particularly Viewpoint and Architecture and Design product offerings. Additionally, the increase for the first two quarters was driven by the growth in Structures annual term license software sales.

Operating income and operating income as a percentage of revenue increased for the second quarter and first two quarters primarily due to strong organic revenue growth and gross margin expansion, partially offset by increased operating expense associated with revenue growth.
Field Systems

	Second Quarter of 2024	First Two Quarters of 2024
Change versus the corresponding period in 2023	% Change	% Change

Change in Revenue - Field Systems	(30)%	(22)%
Acquisitions	2%	1%
Divestitures	(26)%	(14)%
Organic growth	(6)%	(9)%
Organic revenue decreased for the second quarter and first two quarters primarily due to a large government sale of Surveying hardware in the prior year. Additionally, the decrease for the first two quarters was due to lower sales to agriculture OEMs and aftermarket customers from slowing demand in agriculture markets.
Operating income and operating income as a percentage of revenue decreased for the second quarter and first two quarters primarily due to the impact of the Ag divestiture and reduced organic revenue and gross margin.
T&L

	Second Quarter of 2024	First Two Quarters of 2024
Change versus the corresponding period in 2023	% Change	% Change

Change in Revenue - T&L	2%	15%
Acquisitions	—%	13%
Divestitures	(1)%	(1)%
Organic growth	3%	3%
Organic revenue increased for the second quarter and first two quarters primarily driven by Transporeon, MAPS and Enterprise subscription revenue growth.
Operating income and operating income as a percentage of revenue increased for the second quarter and first two quarters primarily due to organic revenue growth and gross margin expansion. The increase for the first two quarters was also driven by the impact of the Transporeon acquisition.
LIQUIDITY AND CAPITAL RESOURCES

	As of
	Second Quarter of	Year End
	2024	2023	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents (1)	$944.1	$238.9	$705.2	295%
As a percentage of total assets	9.8%	2.5%
Principal balance of outstanding debt	$1,800.0	$3,080.4	$(1,280.4)	(42)%

	First Two Quarters of
	2024	2023	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$321.4	$351.1	$(29.7)	(8)%
Net cash provided by (used in) investing activities	1,871.1	(2,050.2)	3,921.3	(191)%
Net cash (used in) provided by financing activities	(1,479.9)	1,662.0	(3,141.9)	(189)%
Effect of exchange rate changes on cash and cash equivalents	(7.4)	3.4	(10.8)	(318)%
Net increase (decrease) in cash and cash equivalents	$705.2	$(33.7)
(1) Includes $9.1 million of cash and cash equivalents classified as held for sale as of December 29, 2023.

Operating Activities
The decrease in cash provided by operating activities was primarily driven by lower operating income resulting from the Ag divestiture, higher tax and interest payments, partially offset by reductions in net working capital requirements associated with a greater mix of subscription and services revenue.
Investing Activities
The increase in cash provided by investing activities was primarily due to the $1.9 billion of proceeds received from the Ag divestiture in the current year, as compared to the $2.0 billion payment in the prior year for the acquisition of Transporeon.
Financing Activities
The increase in cash used in financing activities was primarily driven by the $1.3 billion repayment of debt and $175.0 million repurchases of common stock in the current year, as compared to the prior year’s $2.0 billion of proceeds from the issuance of debt for the acquisition of Transporeon, partially offset by the $300.0 million repayment of debt.
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
Our 2022 credit facility allows us to borrow up to $1.25 billion, with an option to increase the borrowings up to $1.75 billion with lender approval. As of June 28, 2024, there was no outstanding debt under the 2022 credit facility.
Our 2024 senior notes totaling $400.0 million are maturing in December 2024. We anticipate using a combination of cash on hand, borrowing from our existing revolvers, or new debt to repay the 2024 senior notes.
In the second quarter of 2024, we completed the Ag divestiture and received $1.9 billion of cash proceeds, subject to working capital adjustments. The total tax payment for the transaction is $379.8 million, of which $50.0 million was paid in the second quarter of 2024, with the remaining amount to be paid within one year. We used a portion of the proceeds to repay $1.0 billion of term loans and expect to use the majority of the remaining proceeds after tax to repurchase stock.
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
Organic revenue growth is a non-GAAP measure that refers to revenue excluding the impacts of (i) foreign currency translation and (ii) acquisitions and divestitures that closed in the prior 12 months. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that are not indicative of ongoing performance or impact comparability with the prior year. We provide reconciliation tables showing the change in revenue growth to organic revenue growth in the “Results of Operations” section found earlier in this Item 2.
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
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		Second Quarter of				First Two Quarters of
		2024		2023		2024		2023
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$870.8		$993.6		$1,824.1		$1,909.0
GROSS MARGIN:
GAAP gross margin:		$545.9	62.7%	$604.5	60.8%	$1,139.5	62.5%	$1,165.3	61.0%
Amortization of purchased intangible assets	(A)	28.0		30.2		55.8		53.2
Acquisition / divestiture items	(B)	—		0.2		—		0.4
Stock-based compensation / deferred compensation	(C)	4.2		4.1		8.5		7.6
Restructuring and other costs	(D)	0.6		(1.0)		2.0		(0.7)
Non-GAAP gross margin:		$578.7	66.5%	$638.0	64.2%	$1,205.8	66.1%	$1,225.8	64.2%
OPERATING EXPENSES:
GAAP operating expenses:		$484.3	55.6%	$510.9	51.4%	$968.7	53.1%	$934.7	49.0%
Amortization of purchased intangible assets	(A)	(26.5)		(31.9)		(53.2)		(43.6)
Acquisition / divestiture items	(B)	(33.9)		(26.3)		(57.8)		(33.1)
Stock-based compensation / deferred compensation	(C)	(33.9)		(38.0)		(68.4)		(69.9)
Restructuring and other costs	(D)	(5.7)		(7.7)		(12.3)		(19.4)
Non-GAAP operating expenses:		$384.3	44.1%	$407.0	41.0%	$777.0	42.6%	$768.7	40.3%
OPERATING INCOME:
GAAP operating income:		$61.6	7.1%	$93.6	9.4%	$170.8	9.4%	$230.6	12.1%
Amortization of purchased intangible assets	(A)	54.5		62.1		109.0		96.8
Acquisition / divestiture items	(B)	33.9		26.5		57.8		33.5
Stock-based compensation / deferred compensation	(C)	38.1		42.1		76.9		77.5
Restructuring and other costs	(D)	6.3		6.7		14.3		18.7
Non-GAAP operating income:		$194.4	22.3%	$231.0	23.2%	$428.8	23.5%	$457.1	23.9%

		Second Quarter of				First Two Quarters of
		2024		2023		2024		2023
NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:		$1,700.4		$(36.1)		$1,664.2		$(12.5)
Acquisition / divestiture items	(B)	(1,716.1)		(0.9)		(1,719.5)		(32.5)
Deferred compensation	(C)	(0.7)		(1.7)		(3.1)		(3.7)
Restructuring and other costs	(D)	5.4		—		5.4		1.3
Non-GAAP non-operating expense, net:		$(11.0)		$(38.7)		$(53.0)		$(47.4)
			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			(G)		(G)		(G)		(G)
INCOME TAX PROVISION:
GAAP income tax provision:		$445.6	25.3%	$12.9	22.4%	$461.4	25.1%	$44.7	20.5%
Non-GAAP items tax effected	(E)	(399.4)		30.2		(373.6)		41.4
Difference in GAAP and Non-GAAP tax rate	(F)	(14.7)		(9.8)		(23.0)		(13.3)
Non-GAAP income tax provision:		$31.5	17.2%	$33.3	17.3%	$64.8	17.2%	$72.8	17.8%
NET INCOME:
GAAP net income:		$1,316.4		$44.6		$1,373.6		$173.4
Amortization of purchased intangible assets	(A)	54.5		62.1		109.0		96.8
Acquisition / divestiture items	(B)	(1,682.2)		25.6		(1,661.7)		1.0
Stock-based compensation / deferred compensation	(C)	37.4		40.4		73.8		73.8
Restructuring and other costs	(D)	11.7		6.7		19.7		20.0
Non-GAAP tax adjustments	(E) - (F)	414.1		(20.4)		396.6		(28.1)
Non-GAAP net income:		$151.9		$159.0		$311.0		$336.9
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share:		$5.34		$0.18		$5.56		$0.70
Amortization of purchased intangible assets	(A)	0.22		0.25		0.45		0.39
Acquisition / divestiture items	(B)	(6.82)		0.10		(6.73)		—
Stock-based compensation / deferred compensation	(C)	0.15		0.16		0.30		0.29
Restructuring and other costs	(D)	0.05		0.03		0.08		0.08
Non-GAAP tax adjustments	(E) - (F)	1.68		(0.08)		1.60		(0.11)
Non-GAAP diluted net income per share:		$0.62		$0.64		$1.26		$1.35
ADJUSTED EBITDA:
GAAP operating income:		$61.6	7.1%	$93.6	9.4%	$170.8	9.4%	$230.6	12.1%
Amortization of purchased intangible assets	(A)	54.5		62.1		109.0		96.8
Acquisition / divestiture items	(B)	33.9		26.5		57.8		33.5
Stock-based compensation / deferred compensation	(C)	38.1		42.1		76.9		77.5
Restructuring and other costs	(D)	6.3		6.7		14.3		18.7
Non-GAAP operating income:		194.4	22.3%	231.0	23.2%	428.8	23.5%	457.1	23.9%
Depreciation expense and cloud computing amortization		12.1		12.5		23.0		23.8
Income from equity method investments, net		7.5		8.0		13.1		19.4
Adjusted EBITDA		$214.0	24.6%	$251.5	25.3%	$464.9	25.5%	$500.3	26.2%
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
Adjusted EBITDA
We define Adjusted EBITDA as non-GAAP operating income plus depreciation expense, cloud computing amortization, and income from equity method investments, net, excluding our proportionate share of items such as amortization of purchased intangibles, stock-based compensation, and restructuring costs. Other companies may define Adjusted EBITDA differently. Adjusted EBITDA is a performance measure that we believe offers a useful view of the overall operations of our business because it facilitates operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, depreciation, and amortization of purchased intangibles and cloud computing costs.
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
(D).Restructuring and other costs. Non-GAAP gross margin and operating expenses exclude restructuring and other costs comprised of termination benefits related to reductions in employee headcount and closure or exit of facilities, executive severance agreements, business exit costs, as well as a $20 million commitment to donate to the Trimble Foundation that was paid over four quarters ending in the first quarter of 2023. Non-GAAP non-operating expense, net, excludes our proportionate share of items recorded in income from equity method investment items, such as amortization of purchased intangibles, stock-based compensation, and restructuring costs.
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
Market Interest Rate Risk
Our cash equivalents consisted primarily of interest and non-interest bearing bank deposits as well as bank time deposits. The main objective of these instruments is safety of principal and liquidity while maximizing return, without significantly increasing risk. Due to the nature of our cash equivalents—that they are readily convertible to cash—we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the second quarter and first two quarters of 2024, changes in foreign currency exchange rates had an unfavorable impact of $1.2 million and a favorable impact of $2.3 million on revenue, and a favorable impact of $1.4 million and $2.3 million on operating income.
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

Our foreign currency contracts are marked-to-market through earnings every period and generally range in maturity from one to two months. We do not enter into foreign currency contracts for trading purposes. Foreign currency contracts outstanding at the end of the second quarter of 2024 and at the end of 2023 are summarized as follows:

	Second Quarter of 2024		Year End 2023
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(352.3)	$(0.8)	$(120.3)	$0.3
Sold	24.6	0.1	50.8	(0.3)
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the second quarter of 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).
ITEM 6. EXHIBITS
We have filed, or incorporated into the report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this report.
EXHIBIT INDEX

Exh. No.	Description of Exhibit	Filed or furnished herewith or incorporated by reference to:
2.1	Sale and Purchase Agreement, dated December 11, 2022, regarding the acquisition by the Company of Transporeon GmbH	Exhibit 2.1 to Form 8-K/A filed Dec. 21, 2022
2.2	Amended and Restated Sale and Contribution Agreement, dated March 31, 2024, by and among the Company, PTx Trimble LLC, and AGCO Corporation	Exhibit 10.1 to Form 8-K filed Apr. 1, 2024
3.1	Certificate of Incorporation of Trimble Inc.	Exhibit 3.1 to Form 8-K filed Oct. 3, 2016
3.2	Amended and Restated By-Laws of Trimble Inc. (effective May 30, 2024)	Exhibit 3.1 to Form 8-K filed May 31, 2024
10.1
First Consent and Waiver, dated May 21, 2024, to the Credit Agreement, dated March 24, 2022, as amended, by and among Trimble Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent
Exhibit 10.1 to Form 8-K filed May 22, 2024
10.2 +	Trimble Inc. Age and Service Equity Vesting Program, as amended May 1, 2024	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024, formatted in Inline XBRL, tagged as blocks of text and including detailed tags:
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
+    Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE INC. (Registrant)

By:	/s/ PHILLIP SAWARYNSKI
Phillip Sawarynski Chief Financial Officer (Authorized Officer and Principal Financial Officer)
DATE: January 15, 2025