Form 10-Q
period 2024-09-27
TRIMBLE INC.
filed 2025-01-16
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 27, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____
Commission file number: 001-14845

TRIMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2802192 (I.R.S. Employer Identification Number)
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
•any anticipated benefits associated with the pending divestiture and sale of our global transportation telematics business (“Mobility”) to Platform Science, Inc. (“Platform Science”), and the timing of consummating this proposed transaction;
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

TRIMBLE INC.
Form 10-Q for the Quarter Ended September 27, 2024

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	Third Quarter of	Year End
	2024	2023
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,036.9	$229.8
Accounts receivable, net	525.6	706.6
Inventories	192.1	235.7
Prepaid expenses	95.3	89.8
Other current assets	149.1	147.8
Assets held for sale	311.7	421.2
Total current assets	2,310.7	1,830.9
Property and equipment, net	191.9	202.5
Operating lease right-of-use assets	125.4	124.0
Goodwill	5,141.8	5,350.6
Other purchased intangible assets, net	1,103.1	1,243.5
Deferred income tax assets	311.5	412.3
Equity investments	424.7	127.7
Other non-current assets	257.6	247.8
Total assets	$9,866.7	$9,539.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$400.0	$530.4
Accounts payable	177.3	165.3
Accrued compensation and benefits	194.7	181.2
Deferred revenue	661.8	663.1
Income taxes payable	313.8	39.7
Other current liabilities	197.4	201.3
Liabilities held for sale	41.6	48.3
Total current liabilities	1,986.6	1,829.3
Long-term debt	1,390.2	2,536.2
Deferred revenue, non-current	95.4	98.3
Deferred income tax liabilities	235.9	287.8
Operating lease liabilities	121.8	121.9
Other non-current liabilities	161.7	165.7
Total liabilities	3,991.6	5,039.2
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 245.8 and 246.5 shares issued and outstanding at the end of the third quarter of 2024 and year end 2023	0.2	0.2
Additional paid-in-capital	2,330.9	2,214.6
Retained earnings	3,668.3	2,437.4
Accumulated other comprehensive loss	(124.3)	(152.1)
Total stockholders’ equity	5,875.1	4,500.1
Total liabilities and stockholders’ equity	$9,866.7	$9,539.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
(In millions, except per share amounts)	2024	2023	2024	2023
Revenue:
Product	$307.6	$444.0	$995.1	$1,368.9
Subscription and services	568.2	513.3	1,704.8	1,497.4
Total revenue	875.8	957.3	2,699.9	2,866.3
Cost of sales:
Product	160.7	215.6	544.7	665.7
Subscription and services	120.6	123.8	365.4	364.2
Amortization of purchased intangible assets	18.9	27.7	74.7	80.9
Total cost of sales	300.2	367.1	984.8	1,110.8
Gross margin	575.6	590.2	1,715.1	1,755.5
Operating expense:
Research and development	155.6	162.5	487.3	496.6
Sales and marketing	147.1	146.2	436.4	436.9
General and administrative	127.6	117.2	410.4	369.2
Restructuring	2.4	11.8	14.1	26.1
Amortization of purchased intangible assets	26.5	31.2	79.7	74.8
Total operating expense	459.2	468.9	1,427.9	1,403.6
Operating income	116.4	121.3	287.2	351.9
Non-operating (expense) income, net:
Divestitures (loss) gain, net	(22.6)	5.5	1,695.0	10.6
Interest expense, net	(14.1)	(46.8)	(77.4)	(113.2)
(Loss) income from equity method investments, net	(0.6)	5.2	9.3	24.6
Other (loss) income, net	(6.0)	(5.8)	(6.0)	23.6
Total non-operating (expense) income, net	(43.3)	(41.9)	1,620.9	(54.4)
Income before taxes	73.1	79.4	1,908.1	297.5
Income tax provision	32.5	4.5	493.9	49.2
Net income	$40.6	$74.9	$1,414.2	$248.3
Earnings per share:
Basic	$0.17	$0.30	$5.76	$1.00
Diluted	$0.16	$0.30	$5.73	$1.00
Shares used in calculating earnings per share:
Basic	245.6	248.6	245.4	248.0
Diluted	246.9	249.7	246.9	249.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Third Quarter of		First Three Quarters of
	2024	2023	2024	2023
(In millions)
Net income	$40.6	$74.9	$1,414.2	$248.3
Foreign currency translation adjustments, net of tax	146.3	(119.7)	29.3	(75.6)
Net change related to derivatives and other, net of tax	(0.2)	(0.2)	(1.5)	(3.6)
Comprehensive income (loss)	$186.7	$(45.0)	$1,442.0	$169.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2023	246.5	$0.2	$2,214.6	$2,437.4	$(152.1)	$4,500.1
Net income	—	—	—	57.2	—	57.2
Other comprehensive loss	—	—	—	—	(80.5)	(80.5)
Issuance of common stock under employee plans, net of tax withholdings	0.6	—	16.7	(4.7)	—	12.0
Stock repurchases	(2.9)	—	(27.4)	(149.1)	—	(176.5)
Stock-based compensation	—	—	36.8	—	—	36.8
Balance at the end of the first quarter of 2024	244.2	$0.2	$2,240.7	$2,340.8	$(232.6)	$4,349.1
Net income	—	—	—	1,316.4	—	1,316.4
Other comprehensive loss	—	—	—	—	(37.8)	(37.8)
Issuance of common stock under employee plans, net of tax withholdings	1.2	—	(5.4)	(28.8)	—	(34.2)
Stock repurchases	—	—	0.7	—	—	0.7
Stock-based compensation	—	—	39.2	—	—	39.2
Balance at the end of the second quarter of 2024	245.4	$0.2	$2,275.2	$3,628.4	$(270.4)	$5,633.4
Net income	—	—	—	40.6	—	40.6
Other comprehensive income	—	—	—	—	146.1	146.1
Issuance of common stock under employee plans, net of tax withholdings	0.4	—	17.1	(0.7)	—	16.4
Stock repurchases	—	—	0.6	—	—	0.6
Stock-based compensation	—	—	38.0	—	—	38.0
Balance at the end of the third quarter of 2024	245.8	$0.2	$2,330.9	$3,668.3	$(124.3)	$5,875.1

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2022	246.9	$0.2	$2,054.9	$2,230.0	$(234.9)	$4,050.2
Net income	—	—	—	128.8	—	128.8
Other comprehensive income	—	—	—	—	16.5	16.5
Issuance of common stock under employee plans, net of tax withholdings	0.5	—	16.9	(2.9)	—	14.0
Stock-based compensation	—	—	35.7	—	—	35.7
Balance at the end of the first quarter of 2023	247.4	$0.2	$2,107.5	$2,355.9	$(218.4)	$4,245.2
Net income	—	—	—	44.6	—	44.6
Other comprehensive income	—	—	—	—	24.2	24.2
Issuance of common stock under employee plans, net of tax withholdings	0.9	—	(4.2)	(19.4)	—	(23.6)
Stock-based compensation	—	—	40.9	—	—	40.9
Balance at the end of the second quarter of 2023	248.3	$0.2	$2,144.2	$2,381.1	$(194.2)	$4,331.3
Net income	—	—	—	74.9	—	74.9
Other comprehensive loss	—	—	—	—	(119.9)	(119.9)
Issuance of common stock under employee plans, net of tax withholdings	0.5	—	18.2	(0.6)	—	17.6
Stock-based compensation	—	—	39.1	—	—	39.1
Balance at the end of the third quarter of 2023	248.8	$0.2	$2,201.5	$2,455.4	$(314.1)	$4,343.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters of
(In millions)	2024	2023
Cash flow from operating activities:
Net income	$1,414.2	$248.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179.2	185.2
Deferred income taxes	31.2	(104.0)
Stock-based compensation	110.3	112.5
Divestitures gain, net	(1,695.0)	(10.6)
Other, net	42.5	(5.9)
(Increase) decrease in assets:
Accounts receivable, net	103.9	24.0
Inventories	17.0	46.3
Other current and non-current assets	(51.6)	(35.5)
Increase (decrease) in liabilities:
Accounts payable	18.0	5.0
Accrued compensation and benefits	7.6	12.3
Deferred revenue	12.0	(39.7)
Income taxes payable	250.7	62.5
Other current and non-current liabilities	(23.7)	(2.2)
Net cash provided by operating activities	416.3	498.2
Cash flow from investing activities:
Proceeds from divestitures	1,923.2	15.1
Acquisitions of businesses, net of cash acquired	(22.0)	(2,088.9)
Purchases of property and equipment	(27.5)	(32.2)
Other, net	(13.7)	41.6
Net cash provided by (used in) investing activities	1,860.0	(2,064.4)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	(6.0)	8.0
Repurchases of common stock	(175.0)	—
Proceeds from debt and revolving credit lines	521.2	3,398.8
Payments on debt and revolving credit lines	(1,799.3)	(1,856.8)
Other, net	(4.6)	(29.3)
Net cash (used in) provided by financing activities	(1,463.7)	1,520.7
Effect of exchange rate changes on cash and cash equivalents	2.5	(2.6)
Net increase (decrease) in cash and cash equivalents	815.1	(48.1)
Cash and cash equivalents - beginning of period (1)	238.9	271.0
Cash and cash equivalents - end of period (1)	$1,054.0	$222.9
Supplemental cash flow disclosure:
Cash tax paid, net, excluding tax for the Ag divestiture	$81.6	$72.5
Cash tax paid for the Ag divestiture	$87.1	$—

(1) Includes $17.1 million, $9.1 million, and $6.1 million of cash and cash equivalents classified as held for sale as of September 27, 2024, December 29, 2023, and September 29, 2023.
See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. OVERVIEW AND ACCOUNTING POLICIES
Basis of Presentation
The Condensed Consolidated Financial Statements include our results of our consolidated subsidiaries. Intercompany accounts and transactions have been eliminated.
We use a 52- to 53-week year ending on the Friday nearest to December 31. 2024 is a 53-week year and 2023 was a 52-week year. The third quarter of 2024 and 2023 ended on September 27, 2024 and September 29, 2023. Unless otherwise stated, all dates refer to these periods.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. The ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. The disaggregation includes: (i) amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses; (ii) an explanation of costs and expenses that are not disaggregated on a quantitative basis; and (iii) the definition and total amount of selling expenses. The ASU is effective for our Annual Report on Form 10-K beginning in 2027 and subsequent interim reports. Early adoption is permitted. The ASU should be applied prospectively. Retrospective application is permitted for all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this ASU on our financial reporting disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU updates reportable segment disclosure requirements primarily through (i) enhanced disclosures about significant segment expenses, (ii) the composition of other segment items, and (iii) optional disclosures of more than one measure of segment profit or loss if the CODM uses those measures to assess segment performance and allocate resources. The ASU is effective for our Annual Report on Form 10-K beginning in 2024 and subsequent interim reports. Early adoption is permitted. The ASU should be applied retrospectively to all prior periods presented in the financial statements. Adoption of this ASU will result in additional disclosures related to the reportable segments.
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
Under the 2024 Stock Repurchase Program, we may repurchase stock from time to time through accelerated share repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or by other means. The timing and actual number of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available uses of capital, applicable legal requirements, and other factors. The 2024 Stock Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. At the end of the third quarter of 2024, there were remaining authorized funds of $625.0 million. The stock repurchase authorization does not have an expiration date.
There were no stock repurchases during the third quarter of 2024. During the first three quarters of 2024, we repurchased approximately 2.9 million shares of common stock in open market purchases at an average price of $60.97 per share for a total of $175.0 million. There were no stock repurchases during the first three quarters of 2023.
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
Pro Forma Financial Information
The unaudited pro forma financial information presented in the following table was determined by combining the historical financial information of Trimble and Transporeon, along with the effects from business combination accounting and the associated debt resulting from this acquisition as if the companies were combined beginning in the first quarter of 2022. This information is presented for informational purposes only, and it is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of that date. This information should not be used as a predictive measure of our future financial position, results of operations, or liquidity.

First Three Quarters of
2023
(In millions)
Total revenue	$2,906.8
Net income	210.0
NOTE 4. DIVESTITURES
Pending Mobility Divestiture

On September 14, 2024, we entered into a definitive agreement with Platform Science to sell our Mobility business, which is part of our T&L segment. The pending transaction aims to enhance driver experience, fleet safety, efficiency, and compliance by combining two cutting-edge in-cab commercial vehicle ecosystems, which will give customers access to more applications and offerings. As part of the agreement, we will own, and have rights to acquire, 32.5% of Platform Science’s expanded business upon the closing of the pending transaction, for an approximate fair value of $248.7 million. We will receive (i) shares of preferred stock of Platform Science, with certain liquidation preferences, that represent 28.5% of Platform Science’s expanded business and (ii) warrants allowing us the rights to acquire 4% of Platform Science’s expanded business. We expect the pending transaction to close in the first half of 2025, subject to customary closing conditions and regulatory approval. Upon the closing, our equity ownership interest will be reported at cost under the measurement alternative election for equity investments.
The assets and liabilities of Mobility are classified as held for sale beginning in the third quarter of 2024. A valuation allowance was established to reduce the carrying value of the disposal group assets to fair value. The fair value of the disposal group was determined based on unobservable inputs, including discounted cash flow projections, market comparables, and an option pricing model. As a result, in the third quarter of 2024, we recorded a pre-tax loss of approximately $23.5 million included within Divestitures (loss) gain, net in our Condensed Consolidated Statements of Income.
The following table presents the major classes of assets and liabilities classified as held for sale as of the third quarter of 2024, including the valuation allowance.

As of
Third Quarter of 2024
(In millions)
Cash and cash equivalents	$17.1
Accounts receivable, net	65.1
Inventories, net	25.2
Other current assets	9.5
Goodwill	147.3
Other non-current assets	61.0
Valuation allowance	(13.5)
Total Assets held for sale	$311.7

Accounts payable	$4.1
Deferred revenue, current	12.0
Other current liabilities	13.7
Deferred revenue, non-current	5.2
Other non-current liabilities	6.6
Total Liabilities held for sale	$41.6
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
NOTE 5. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	As of
	Third Quarter of 2024			Year End 2023
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$874.9	$(587.9)	$287.0	$908.5	$(554.1)	$354.4
Customer relationships	1,242.7	(428.6)	814.1	1,358.4	(474.5)	883.9
Trade names and other intellectual properties	41.3	(39.3)	2.0	48.0	(42.8)	5.2
	$2,158.9	$(1,055.8)	$1,103.1	$2,314.9	$(1,071.4)	$1,243.5
The estimated future amortization expense of intangible assets at the end of the third quarter of 2024 was as follows:

(In millions)
2024 (Remaining)	$45.9
2025	170.6
2026	165.5
2027	152.2
2028	138.1
Thereafter	430.8
Total	$1,103.1
Goodwill
The changes in the carrying amount of goodwill by segment for the first three quarters of 2024 were as follows:

	AECO	Field Systems	T&L	Total
(In millions)
Balance as of year end 2023	$1,996.9	$1,063.5	$2,290.2	$5,350.6
Additions due to acquisitions	16.2	—	—	16.2
Assets held for sale	—	—	(147.3)	(147.3)
Decreases due to divestitures	(0.8)	(91.7)	—	(92.5)
Foreign currency translation and other adjustments	7.5	(2.6)	9.9	14.8
Balance as of the end of the third quarter of 2024	$2,019.8	$969.2	$2,152.8	$5,141.8

NOTE 6. INVENTORIES
The components of inventory, net were as follows:

	As of
	Third Quarter of	Year End
	2024	2023
(In millions)
Raw materials	$75.9	$88.4
Work-in-process	5.0	3.0
Finished goods	111.2	144.3
Total inventories	$192.1	$235.7
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

	Reporting Segments
	AECO	Field Systems	T&L	Total
(In millions)
Third Quarter of 2024
Segment revenue	$306.0	$374.6	$195.2	$875.8
Segment operating income	89.0	123.7	41.0	253.7

Third Quarter of 2023
Segment revenue	$269.6	$495.4	$192.3	$957.3
Segment operating income	77.8	165.0	33.6	276.4

First Three Quarters of 2024
Segment revenue	$944.8	$1,173.1	$582.0	$2,699.9
Segment operating income	294.8	331.8	113.2	739.8

First Three Quarters of 2023
Segment revenue	$821.8	$1,515.9	$528.6	$2,866.3
Segment operating income	235.6	478.3	80.6	794.5

	Reporting Segments
	AECO	Field Systems	T&L	Total
(In millions)
As of the end of the Third Quarter of 2024
Accounts receivable, net	$154.5	$260.9	$110.2	$525.6
Inventories	1.0	190.8	0.3	192.1
Goodwill	2,019.8	969.2	2,152.8	5,141.8
As of Year End 2023
Accounts receivable, net	$222.5	$309.8	$174.3	$706.6
Inventories	3.2	202.7	29.8	235.7
Goodwill	1,996.9	1,063.5	2,290.2	5,350.6
A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	Third Quarter of		First Three Quarters of
	2024	2023	2024	2023
(In millions)
Consolidated segment operating income	$253.7	$276.4	$739.8	$794.5
Unallocated general corporate expenses	(28.9)	(25.4)	(86.2)	(86.4)
Amortization of purchased intangible assets	(45.4)	(58.9)	(154.4)	(155.7)
Acquisition / divestiture items	(17.4)	(22.0)	(75.2)	(55.5)
Stock-based compensation / deferred compensation	(38.1)	(37.9)	(115.0)	(115.4)
Restructuring and other costs	(7.5)	(10.9)	(21.8)	(29.6)
Consolidated operating income	116.4	121.3	287.2	351.9
Total non-operating (expense) income, net	(43.3)	(41.9)	1,620.9	(54.4)
Consolidated income before taxes	$73.1	$79.4	$1,908.1	$297.5

The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reporting Segment tables above.

	Reporting Segments
	AECO	Field Systems	T&L	Total
(In millions)
Third Quarter of 2024
North America	$197.5	$210.0	$117.0	$524.5
Europe	78.0	88.9	65.7	232.6
Asia Pacific	24.1	48.2	2.9	75.2
Rest of World	6.4	27.5	9.6	43.5
Total segment revenue	$306.0	$374.6	$195.2	$875.8

Third Quarter of 2023
North America	$159.6	$238.1	$120.7	$518.4
Europe	66.7	134.7	59.3	260.7
Asia Pacific	24.6	79.0	2.3	105.9
Rest of World	18.7	43.6	10.0	72.3
Total segment revenue	$269.6	$495.4	$192.3	$957.3

First Three Quarters of 2024
North America	$582.1	$592.4	$351.6	$1,526.1
Europe	249.3	325.6	186.3	761.2
Asia Pacific	86.1	172.3	11.9	270.3
Rest of World	27.3	82.8	32.2	142.3
Total segment revenue	$944.8	$1,173.1	$582.0	$2,699.9

First Three Quarters of 2023
North America	$486.1	$687.1	$352.6	$1,525.8
Europe	217.9	449.2	144.1	811.2
Asia Pacific	72.8	241.2	5.6	319.6
Rest of World	45.0	138.4	26.3	209.7
Total segment revenue	$821.8	$1,515.9	$528.6	$2,866.3
Total revenue in the United States, as included in the Condensed Consolidated Statements of Income, was $483.3 million and $478.6 million for the third quarter of 2024 and 2023, and $1,407.1 million and $1,401.2 million for the first three quarters of 2024 and 2023. No single customer or country other than the United States accounted for 10% or more of our total revenue.

NOTE 8. DEBT
Debt consisted of the following:

		As of
		Third Quarter of		Year End
Instrument	Date of Issuance	2024		2023
(In millions)		Effective interest rate
Senior Notes:
Senior Notes, 4.75%, due December 2024	November 2014	4.95%	$400.0	$400.0
Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
Senior Notes, 6.10%, due March 2033	March 2023	6.13%	800.0	800.0
Credit Facilities:
2022 Revolving Credit Facility, due March 2027	September 2022		—	150.0
Term Loan, due April 2026	April 2023		—	500.0
Term Loan, due April 2028	April 2023		—	500.0
Uncommitted Credit Facilities, floating rate			—	130.4
Unamortized discount and issuance costs			(9.8)	(13.8)
Total debt			$1,790.2	$3,066.6
Less: Short-term debt			400.0	530.4
Long-term debt			$1,390.2	$2,536.2
Debt Maturities
At the end of the third quarter of 2024, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2024 (Remaining)	$400.0
2025	—
2026	—
2027	—
2028	600.0
Thereafter	800.0
Total	$1,800.0
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
Uncommitted Facilities
At the end of the third quarter of 2024, we had two $75.0 million and one €100.0 million revolving credit facilities, which are uncommitted. Generally, these variable-rate, uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.

Covenants
The 2022 credit facility contains customary covenants, including, among other requirements, limitations that restrict our and our subsidiaries’ ability to create liens and enter into sale and leaseback transactions, and restrictions on the ability of the subsidiaries to incur indebtedness. The facility contains financial covenants that require the maintenance of maximum leverage and minimum interest coverage ratios, as well as the timely delivery of quarterly financial reports and compliance certificates. At the end of the third quarter of 2024, we were in compliance with our debt covenants under a waiver of the financial reporting covenants.
NOTE 9. FAIR VALUE MEASUREMENTS
Fair value is measured by using observable or, to the extent necessary, unobservable inputs.
Financial instruments recorded at fair value include our deferred compensation plan. The fair value was $31.9 million and $31.2 million at the end of the third quarter of 2024 and the end of 2023, and is included in Other non-current assets and Other non-current liabilities on our Condensed Consolidated Balance Sheets. The fair value was measured by using quoted prices in active markets.
Financial instruments not recorded at fair value on a recurring basis (debt) had an estimated fair value of $1.9 billion and $3.1 billion at the end of the third quarter of 2024 and the end of 2023. The fair value of the debt was determined based on observable market prices in less active markets. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.
NOTE 10. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during the third quarter and the first three quarters of 2024 and 2023 were as follows:

	Third Quarter of		First Three Quarters of
(In millions)	2024	2023	2024	2023
Beginning balance of the period	$813.6	$745.6	$761.4	$737.6
Revenue recognized from prior year-end	(113.4)	(107.8)	(585.9)	(543.0)
Billings net of revenue recognized from current year and other	57.0	54.8	581.7	498.0
Ending balance of the period	$757.2	$692.6	$757.2	$692.6
Remaining Performance Obligations
At the end of the third quarter of 2024, approximately $1.5 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.1 billion or 71% of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.
The remaining performance obligations exclude $0.2 billion for the pending Mobility divestiture.
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

The following table shows the computation of basic and diluted earnings per share:

	Third Quarter of		First Three Quarters of
	2024	2023	2024	2023
(In millions, except per share amounts)
Numerator:
Net income	$40.6	$74.9	$1,414.2	$248.3
Denominator:
Weighted-average shares of common stock outstanding - basic	245.6	248.6	245.4	248.0
Effect of dilutive securities	1.3	1.1	1.5	1.1
Weighted-average shares of common stock outstanding - diluted	246.9	249.7	246.9	249.1

Basic earnings per share	$0.17	$0.30	$5.76	$1.00
Diluted earnings per share	$0.16	$0.30	$5.73	$1.00

Antidilutive weighted-average shares (1)	1.8	1.3	1.8	1.7
(1)    Antidilutive stock-based awards are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase diluted earnings per share.
NOTE 12. INCOME TAXES
For the third quarter, our effective income tax rate was 44.5%, as compared to 5.7% in the corresponding period in 2023, primarily due to certain disallowed losses related to the pending Mobility divestiture. For the first three quarters, our effective income tax rate was 25.9%, as compared to 16.5% in the prior year, primarily due to a geographic mix of gains from the Ag divestiture.
Unrecognized tax benefits of $59.9 million and $59.5 million at the end of the third quarter of 2024 and at the end of 2023, if recognized, would favorably affect the effective income tax rate in future periods. At the end of the third quarter of 2024 and at the end of 2023, we accrued interest and penalties of $12.4 million and $9.9 million.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
At the end of the third quarter of 2024, we had unconditional purchase obligations of approximately $500.9 million. These unconditional purchase obligations primarily represent (i) open non-cancellable purchase orders for material purchases with our inventory vendors, and (ii) various non-cancelable agreements with certain service providers with minimum or fixed commitments.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first three quarters of 2024. For a complete discussion of our critical accounting policies and estimates, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2023 Form 10-K.
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
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $2,186.7 million, which represents growth of 13% year-over-year at the end of the third quarter of 2024. Excluding the impact of foreign currency, acquisitions, and divestitures, ARR organic growth was 14%. This shift toward recurring revenue has positively impacted our revenue mix, growth, and profitability over time and is leading to improved visibility in our businesses. Our software, services, and recurring revenue represented 76% and 67% of total revenue for the third quarter of 2024 and 2023 and 75% and 66% of total revenue for the first three quarters of 2024 and 2023. Additionally, we continue to maintain focus on increasing our mix of recurring revenue, which is accelerated by the Transporeon acquisition that closed in the second quarter of 2023 and the Ag divestiture that closed in the second quarter of 2024.
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

Impact of Recent Events on Our Business
Recent Business developments
On October 2, 2024, we and Caterpillar announced the extension of our long-standing joint venture. The renewed agreement includes expanded distribution of grade control solutions in the construction sector to accelerate innovation and customer adoption. The renewed agreement aims to increase industry reach and provide customers broader availability of interoperable grade control solutions via a flexible platform for use by Caterpillar, Trimble, and other technology providers and equipment manufacturers.
On October 22, 2024, we announced a new strategic relationship with John Deere that aims to accelerate the innovation and adoption of grade control technology for the construction industry. The availability of the Trimble Earthworks Grade Control technology integrated with the John Deere SmartGrade™ platform strives to make it easier for John Deere customers around the world to leverage the full benefits of machine control for increased productivity, efficiency, and decision-making.
Acquisitions and Divestitures
We acquire businesses that align with our long-term growth strategies, including our strategic product roadmap and, conversely, we divest certain businesses that no longer fit those strategies. This is demonstrated by the 12 acquisitions and 22 divestitures that we have completed since 2020, including the Transporeon acquisition and the Ag divestiture.
On September 14, 2024, we entered into a definitive agreement with Platform Science to sell our Mobility business, which is part of our T&L segment. The pending transaction aims to enhance driver experience, fleet safety, efficiency, and compliance by combining two cutting-edge in-cab commercial vehicle ecosystems, which will give customers access to more applications and offerings. As part of the agreement, we will own, and have rights to acquire, 32.5% of Platform Science’s expanded business upon the closing of the pending transaction, for an approximate fair value of $248.7 million. We will receive (i) shares of preferred stock of Platform Science, with certain liquidation preferences, that represent 28.5% of Platform Science’s expanded business and (ii) warrants allowing us the rights to acquire 4% of Platform Science’s expanded business. We expect the pending transaction to close in the first half of 2025, subject to customary closing conditions and regulatory approval.
The assets and liabilities of Mobility are classified as held for sale beginning in the third quarter of 2024. A valuation allowance was established to reduce the carrying value of the disposal group assets to fair value. As a result, in the third quarter of 2024, we recorded a pre-tax loss of approximately $23.5 million included within Divestitures (loss) gain, net in our Condensed Consolidated Statements of Income. See Note 4 “Divestitures” of this report.
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
Upon closing of the transaction in the second quarter of 2024, we recognized a pre-tax gain of $1.7 billion. The gain included $275.6 million for the fair value of our retained 15% ownership interest in PTx Trimble, an LLC, which is reported as an equity method investment.
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

RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	Third Quarter of				First Three Quarters of
	2024	2023	Dollar Change	% Change	2024	2023	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$307.6	$444.0	$(136.4)	(31)%	$995.1	$1,368.9	$(373.8)	(27)%
Subscription and services	568.2	513.3	54.9	11%	1,704.8	1,497.4	207.4	14%
Total revenue	$875.8	$957.3	$(81.5)	(9)%	$2,699.9	$2,866.3	$(166.4)	(6)%
Gross margin	$575.6	$590.2	$(14.6)	(2)%	$1,715.1	$1,755.5	$(40.4)	(2)%
Gross margin as a % of revenue	65.7%	61.7%			63.5%	61.2%
Operating income	$116.4	$121.3	$(4.9)	(4)%	$287.2	$351.9	$(64.7)	(18)%
Operating income as a % of revenue	13.3%	12.7%			10.6%	12.3%
Diluted earnings per share	$0.16	$0.30	$(0.14)	(47)%	$5.73	$1.00	$4.73	473%

Non-GAAP operating income (1)	$224.8	$251.0	$(26.2)	(10)%	$653.6	$708.1	$(54.5)	(8)%
Non-GAAP operating income as a % of revenue (1)	25.7%	26.2%			24.2%	24.7%
Non-GAAP diluted earnings per share (1)	$0.70	$0.68	$0.02	3%	$1.96	$2.04	$(0.08)	(4)%

Annualized Recurring Revenue (“ARR”) (1)	$2,186.7	$1,935.1	$251.6	13%	N/A	N/A	N/A	N/A

(1)    Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this report for definitions.

Third Quarter and First Three Quarters of 2024 as Compared to 2023
Revenue

Change versus the corresponding period in 2023	Third Quarter of 2024			First Three Quarters of 2024
	% Change			% Change
	Product	Subscription and Services	Total Revenue	Product	Subscription and Services	Total Revenue

Change in Revenue	(31)%	11%	(9)%	(27)%	14%	(6)%
Acquisitions	2%	1%	1%	1%	3%	2%
Divestitures	(27)%	(2)%	(13)%	(18)%	(1)%	(9)%
Organic growth	(6)%	12%	3%	(10)%	12%	1%
Organic total revenue increased for the third quarter and the first three quarters due to a higher mix of subscription and services revenue.
Organic product revenue decreased for the third quarter and first three quarters primarily due to higher U.S. federal government sales of Surveying hardware in the prior year. Additionally, the decrease for the first three quarters was due to lower Ag demand in the first quarter.
Organic subscription and services revenue increased for the third quarter and first three quarters primarily due to strong growth in subscription product offerings in AECO, and to a lesser extent, Positioning Services in Field Systems and Transporeon in T&L. Additionally, the increase for the first three quarters was due to strong growth in software term licenses in AECO. The recurring growth was driven by increased subscription and term license sales to new and existing customers, as evidenced by overall organic ARR growth of 14%.
Gross Margin
Gross margin decreased for the third quarter and first three quarters primarily due to the Ag divestiture partially offset by organic growth.
Gross margin as a percentage of revenue increased for the third quarter due to the organic growth of higher margin software and subscription sales, and from the Ag divestiture’s lower margin hardware sales. Additionally, the increase for the first three quarters was due to the impact of the Transporeon acquisition, which was not applicable in the first quarter of the prior year.
Operating Income
Operating income decreased for the third quarter primarily due to the Ag divestiture partially offset by organic growth. Operating income as a percentage of revenue increased for the third quarter primarily due to the gross margin expansion. Operating income and operating income as a percentage of revenue decreased for the first three quarters primarily due to the Ag divestiture, partially offset by organic revenue and gross margin expansion, and the impact of the Transporeon acquisition.
Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

	Third Quarter of				First Three Quarters of
	2024	2023	Dollar Change	% Change	2024	2023	Dollar Change	% Change
(In millions)
Research and development	$155.6	$162.5	$(6.9)	(4)%	$487.3	$496.6	$(9.3)	(2)%
Percentage of revenue	17.8%	17.0%			18.0%	17.3%
Sales and marketing	$147.1	$146.2	$0.9	1%	$436.4	$436.9	$(0.5)	—%
Percentage of revenue	16.8%	15.3%			16.2%	15.2%
General and administrative	$127.6	$117.2	$10.4	9%	$410.4	$369.2	$41.2	11%
Percentage of revenue	14.6%	12.2%			15.2%	12.9%
Total	$430.3	$425.9	$4.4	1%	$1,334.1	$1,302.7	$31.4	2%

R&D expense decreased for the third quarter primarily due to the impact of the Ag divestiture, and for the first three quarters, the divestiture impact was partially offset by expense related to Transporeon. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased for the third quarter primarily due to higher compensation expense, including commissions, offset by the impact of the Ag divestiture. S&M expense was flat for the first three quarters, as the divestiture impact was offset by expense related to Transporeon and higher compensation expense, including commissions.
G&A expense increased for the third quarter and first three quarters primarily due to divestiture transaction costs, partially offset by the impact of the Ag divestiture.
Amortization of Purchased Intangible Assets

	Third Quarter of				First Three Quarters of
	2024	2023	Dollar Change	% Change	2024	2023	Dollar Change	% Change
(In millions)
Cost of sales	$18.9	$27.7	$(8.8)	(32)%	$74.7	$80.9	$(6.2)	(8)%
Operating expenses	26.5	31.2	(4.7)	(15)%	79.7	74.8	4.9	7%
Total amortization expense of purchased intangibles	$45.4	$58.9	$(13.5)	(23)%	$154.4	$155.7	$(1.3)	(1)%

Total amortization expense of purchased intangibles as a percentage of revenue	5%	6%			6%	5%
Total amortization expense of purchased intangibles decreased for the third quarter and first three quarters primarily due to the expiration of prior years’ acquisition amortization, and to a lesser extent, the impact of divestitures. Additionally, the decrease for the first three quarters was offset by the amortization of intangibles acquired from Transporeon.
Non-Operating (Expense) Income, Net
The components of non-operating (expense) income, net, were as follows:

	Third Quarter of				First Three Quarters of
	2024	2023	Dollar Change	% Change	2024	2023	Dollar Change	% Change
(In millions)
Divestitures (loss) gain, net	$(22.6)	$5.5	$(28.1)	(511)%	$1,695.0	$10.6	$1,684.4	15891%
Interest expense, net	(14.1)	(46.8)	32.7	(70)%	(77.4)	(113.2)	35.8	(32)%
(Loss) income from equity method investments, net	(0.6)	5.2	(5.8)	(112)%	9.3	24.6	(15.3)	(62)%
Other (loss) income, net	(6.0)	(5.8)	(0.2)	3%	(6.0)	23.6	(29.6)	(125)%
Total non-operating (expense) income, net	$(43.3)	$(41.9)	$(1.4)	3%	$1,620.9	$(54.4)	$1,675.3	(3080)%
Non-operating expense, net increased for the third quarter primarily due to the loss from the pending Mobility divestiture, partially offset by lower interest expense from the $1.3 billion repayment of debt. Non-operating income, net increased for the first three quarters primarily due to the Ag divestiture gain and lower interest expense, partially offset by a foreign currency hedging gain associated with the acquisition of Transporeon in the prior year that was included in Other (loss) income, net.
Income Tax Provision
For the third quarter, our effective income tax rate was 44.5%, as compared to 5.7% in the corresponding period in 2023 primarily due to certain disallowed losses related to the pending Mobility divestiture. For the first three quarters, our effective income tax rate was 25.9%, as compared to 16.5% in the prior year, primarily due to a geographic mix of gains from the Ag divestiture.
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

The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	Third Quarter of				First Three Quarters of
	2024	2023	Dollar Change	% Change	2024	2023	Dollar Change	% Change
(In millions)
AECO
Segment revenue	$306.0	$269.6	$36.4	14%	$944.8	$821.8	$123.0	15%
Segment revenue as a % of total revenue	35%	28%			35%	29%
Segment operating income	$89.0	$77.8	11.2	14%	$294.8	$235.6	59.2	25%
Segment operating income as a % of segment revenue	29.1%	28.9%			31.2%	28.7%
Field Systems
Segment revenue	$374.6	$495.4	(120.8)	(24)%	$1,173.1	$1,515.9	(342.8)	(23)%
Segment revenue as a % of total revenue	43%	52%			43%	53%
Segment operating income	$123.7	$165.0	(41.3)	(25)%	$331.8	$478.3	(146.5)	(31)%
Segment operating income as a % of segment revenue	33.0%	33.3%			28.3%	31.6%
T&L
Segment revenue	$195.2	$192.3	2.9	2%	$582.0	$528.6	53.4	10%
Segment revenue as a % of total revenue	22%	20%			22%	18%
Segment operating income	$41.0	$33.6	7.4	22%	$113.2	$80.6	32.6	40%
Segment operating income as a % of segment revenue	21.0%	17.5%			19.5%	15.2%
The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	Third Quarter of		First Three Quarters of
	2024	2023	2024	2023
(In millions)
Consolidated segment operating income	$253.7	$276.4	$739.8	$794.5
Unallocated general corporate expenses	(28.9)	(25.4)	(86.2)	(86.4)
Amortization of purchased intangible assets	(45.4)	(58.9)	(154.4)	(155.7)
Acquisition / divestiture items	(17.4)	(22.0)	(75.2)	(55.5)
Stock-based compensation / deferred compensation	(38.1)	(37.9)	(115.0)	(115.4)
Restructuring and other costs	(7.5)	(10.9)	(21.8)	(29.6)
Consolidated operating income	116.4	121.3	287.2	351.9
Total non-operating (expense) income, net	(43.3)	(41.9)	1,620.9	(54.4)
Consolidated income before taxes	$73.1	$79.4	$1,908.1	$297.5
AECO

	Third Quarter of 2024	First Three Quarters of 2024
Change versus the corresponding period in 2023	% Change	% Change

Change in Revenue - AECO	14%	15%
Acquisitions	1%	1%
Divestitures	(1)%	(1)%
Foreign currency exchange	1%	—%
Organic growth	13%	15%
Organic revenue increased for the third quarter and first three quarters due to strong demand for subscription offerings, particularly for Viewpoint, Architecture and Design, and to a lesser extent, Structures and MEP offerings. Additionally, the increase for the first three quarters was driven by the growth in Structures annual term license software sales in the first quarter.

Operating income and operating income as a percentage of revenue increased for the third quarter and first three quarters primarily due to strong organic revenue growth and gross margin expansion, partially offset by increased operating expense associated with revenue growth.
Field Systems

	Third Quarter of 2024	First Three Quarters of 2024
Change versus the corresponding period in 2023	% Change	% Change

Change in Revenue - Field Systems	(24)%	(23)%
Acquisitions	2%	1%
Divestitures	(24)%	(17)%
Organic growth	(2)%	(7)%
Organic revenue decreased for the third quarter and first three quarters primarily due to higher U.S. federal government sales of Surveying products in the prior year, partially offset by Civil Construction sales growth in the current year. Prior year Civil Construction sales were lower due to dealer inventory destocking. Additionally, the decrease for the first three quarters was due to slower Ag demand in the first quarter.
Operating income and operating income as a percentage of revenue decreased for the third quarter due to the impact of the Ag divestiture, partially offset by organic results, which were slightly up due to revenue mix and operating expense control despite revenue declines. In the first three quarters, the decrease was primarily due to the impact of the Ag divestiture.
T&L

	Third Quarter of 2024	First Three Quarters of 2024
Change versus the corresponding period in 2023	% Change	% Change

Change in Revenue - T&L	2%	10%
Acquisitions	—%	8%
Divestitures	(1)%	(1)%
Organic growth	3%	3%
Organic revenue increased for the third quarter and first three quarters primarily driven by Transporeon, MAPS, and Enterprise subscription revenue growth, partially offset by lower Mobility sales.
Operating income and operating income as a percentage of revenue increased for the third quarter and first three quarters primarily due to organic revenue growth and gross margin expansion. The increase for the first three quarters was also driven by the impact of the Transporeon acquisition.
LIQUIDITY AND CAPITAL RESOURCES

	As of
	Third Quarter of	Year End
	2024	2023	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents (1)	$1,054.0	$238.9	$815.1	341%
As a percentage of total assets	10.7%	2.5%
Principal balance of outstanding debt	$1,800.0	$3,080.4	$(1,280.4)	(42)%

	First Three Quarters of
	2024	2023	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$416.3	$498.2	$(81.9)	(16)%
Net cash provided by (used in) investing activities	1,860.0	(2,064.4)	3,924.4	(190)%
Net cash (used in) provided by financing activities	(1,463.7)	1,520.7	(2,984.4)	(196)%
Effect of exchange rate changes on cash and cash equivalents	2.5	(2.6)	5.1	(196)%
Net increase (decrease) in cash and cash equivalents	$815.1	$(48.1)

(1) Includes $17.1 million and $9.1 million of cash and cash equivalents classified as held for sale as of September 27, 2024 and December 29, 2023.
Operating Activities
The decrease in cash provided by operating activities was primarily driven by lower operating income resulting from the Ag divestiture and higher tax payments. The decrease was partially offset by reductions in net working capital requirements associated with a greater mix of subscription and services revenue.
Investing Activities
The increase in cash provided by investing activities was primarily due to the $1.9 billion of proceeds received from the Ag divestiture in the current year, as compared to the $2.0 billion payment in the prior year for the acquisition of Transporeon.
Financing Activities
The increase in cash used in financing activities was primarily driven by the $1.3 billion repayment of debt and $175.0 million repurchases of common stock in the current year, as compared to the prior year’s $2.0 billion of proceeds from the issuance of debt for the acquisition of Transporeon, partially offset by the $500.0 million repayment of debt.
Cash and Cash Equivalents
We believe that our cash and cash equivalents and available borrowing capacity under our existing lines of credit, along with cash provided by operations, will be sufficient in the foreseeable future to meet our anticipated operating cash needs, including expenditures related to our Connect and Scale strategy, debt service, acquisitions, and any stock repurchases under the stock repurchase program.
Our 2022 credit facility allows us to borrow up to $1.25 billion, with an option to increase the borrowings up to $1.75 billion with lender approval. As of September 27, 2024, there was no outstanding debt under the 2022 credit facility.
Our 2024 senior notes totaling $400.0 million are maturing in December 2024. We anticipate using a combination of cash on hand, borrowing from our existing revolvers, or new debt to repay the 2024 senior notes.
In the second quarter of 2024, we completed the Ag divestiture and received $1.9 billion of cash proceeds, subject to working capital adjustments. The total tax payment for the transaction is $379.8 million, of which $87.1 million was paid in the second and third quarters of 2024, with the remaining amount to be paid over the next three quarters. We used a portion of the proceeds to repay $1.0 billion of term loans and expect to use the majority of the remaining proceeds after tax to repurchase stock.
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
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		Third Quarter of				First Three Quarters of
		2024		2023		2024		2023
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$875.8		$957.3		$2,699.9		$2,866.3
GROSS MARGIN:
GAAP gross margin:		$575.6	65.7%	$590.2	61.7%	$1,715.1	63.5%	$1,755.5	61.2%
Amortization of purchased intangible assets	(A)	18.9		27.7		74.7		80.9
Acquisition / divestiture items	(B)	—		—		—		0.4
Stock-based compensation / deferred compensation	(C)	4.2		3.8		12.7		11.4
Restructuring and other costs	(D)	0.9		0.1		2.9		(0.6)
Non-GAAP gross margin:		$599.6	68.5%	$621.8	65.0%	$1,805.4	66.9%	$1,847.6	64.5%
OPERATING EXPENSES:
GAAP operating expenses:		$459.2	52.4%	$468.9	49.0%	$1,427.9	52.9%	$1,403.6	49.0%
Amortization of purchased intangible assets	(A)	(26.5)		(31.2)		(79.7)		(74.8)
Acquisition / divestiture items	(B)	(17.4)		(22.0)		(75.2)		(55.1)
Stock-based compensation / deferred compensation	(C)	(33.9)		(34.1)		(102.3)		(104.0)
Restructuring and other costs	(D)	(6.6)		(10.8)		(18.9)		(30.2)
Non-GAAP operating expenses:		$374.8	42.8%	$370.8	38.7%	$1,151.8	42.7%	$1,139.5	39.8%
OPERATING INCOME:
GAAP operating income:		$116.4	13.3%	$121.3	12.7%	$287.2	10.6%	$351.9	12.3%
Amortization of purchased intangible assets	(A)	45.4		58.9		154.4		155.7
Acquisition / divestiture items	(B)	17.4		22.0		75.2		55.5
Stock-based compensation / deferred compensation	(C)	38.1		37.9		115.0		115.4
Restructuring and other costs	(D)	7.5		10.9		21.8		29.6
Non-GAAP operating income:		$224.8	25.7%	$251.0	26.2%	$653.6	24.2%	$708.1	24.7%

		Third Quarter of				First Three Quarters of
		2024		2023		2024		2023
NON-OPERATING (EXPENSE) INCOME, NET:
GAAP non-operating (expense) income, net:		$(43.3)		$(41.9)		$1,620.9		$(54.4)
Acquisition / divestiture items	(B)	26.8		(5.1)		(1,692.7)		(37.6)
Deferred compensation	(C)	(1.6)		0.8		(4.7)		(2.9)
Restructuring and other costs	(D)	1.4		0.1		6.8		1.4
Non-GAAP non-operating expense, net:		$(16.7)		$(46.1)		$(69.7)		$(93.5)
			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			(G)		(G)		(G)		(G)
INCOME TAX PROVISION:
GAAP income tax provision:		$32.5	44.5%	$4.5	5.7%	$493.9	25.9%	$49.2	16.5%
Non-GAAP items tax effected	(E)	60.1		7.2		(313.5)		48.6
Difference in GAAP and Non-GAAP tax rate	(F)	(56.4)		23.0		(79.4)		9.7
Non-GAAP income tax provision:		$36.2	17.4%	$34.7	16.9%	$101.0	17.3%	$107.5	17.5%
NET INCOME:
GAAP net income:		$40.6		$74.9		$1,414.2		$248.3
Amortization of purchased intangible assets	(A)	45.4		58.9		154.4		155.7
Acquisition / divestiture items	(B)	44.2		16.9		(1,617.5)		17.9
Stock-based compensation / deferred compensation	(C)	36.5		38.7		110.3		112.5
Restructuring and other costs	(D)	8.9		11.0		28.6		31.0
Non-GAAP tax adjustments	(E) - (F)	(3.7)		(30.2)		392.9		(58.3)
Non-GAAP net income:		$171.9		$170.2		$482.9		$507.1
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share:		$0.16		$0.30		$5.73		$1.00
Amortization of purchased intangible assets	(A)	0.18		0.24		0.63		0.63
Acquisition / divestiture items	(B)	0.18		0.07		(6.56)		0.07
Stock-based compensation / deferred compensation	(C)	0.15		0.15		0.45		0.45
Restructuring and other costs	(D)	0.04		0.04		0.12		0.12
Non-GAAP tax adjustments	(E) - (F)	(0.01)		(0.12)		1.59		(0.23)
Non-GAAP diluted net income per share:		$0.70		$0.68		$1.96		$2.04
ADJUSTED EBITDA:
GAAP operating income:		$116.4	13.3%	$121.3	12.7%	$287.2	10.6%	$351.9	12.3%
Amortization of purchased intangible assets	(A)	45.4		58.9		154.4		155.7
Acquisition / divestiture items	(B)	17.4		22.0		75.2		55.5
Stock-based compensation / deferred compensation	(C)	38.1		37.9		115.0		115.4
Restructuring and other costs	(D)	7.5		10.9		21.8		29.6
Non-GAAP operating income:		224.8	25.7%	251.0	26.2%	653.6	24.2%	708.1	24.7%
Depreciation expense and cloud computing amortization		11.8		12.0		34.8		35.8
Income from equity method investments, net		0.8		5.2		13.9		24.6
Adjusted EBITDA		$237.4	27.1%	$268.2	28.0%	$702.3	26.0%	$768.5	26.8%
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the third quarter and first three quarters of 2024, changes in foreign currency exchange rates had a favorable impact of $1.4 million and $3.6 million on revenue, and a favorable impact of $1.1 million and $3.4 million on operating income.
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

Our foreign currency contracts are marked-to-market through earnings every period and generally range in maturity from one to two months. We do not enter into foreign currency contracts for trading purposes. Foreign currency contracts outstanding at the end of the third quarter of 2024 and at the end of 2023 are summarized as follows:

	Third Quarter of 2024		Year End 2023
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(444.6)	$(0.6)	$(120.3)	$0.3
Sold	27.8	—	50.8	(0.3)
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
ITEM 1A. RISK FACTORS
The following risk factor updates the previously disclosed risk factor regarding certain material weaknesses in our internal control over financial reporting, as included under Item 1A “Risk Factors” in our 2023 Form 10-K. There have been no other material changes to our risk factor disclosures since our 2023 Form 10-K. The risk factors described in the 2023 Form 10-K and in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.
We have identified material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, it could impact our ability to produce timely and accurate financial statements or comply with applicable laws and regulations.
As more fully disclosed in the 2023 Form 10-K/A, Part II, Item 9A, “Controls and Procedures,” we have identified material weaknesses in our internal control over financial reporting for the fiscal year ended December 29, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In the course of preparing our consolidated financial statements as of and for the fiscal year ended December 29, 2023, as included in the 2023 Form 10-K, we identified a material weakness related to the accounting for the Company’s business combination of Transporeon. This included lack of appropriate oversight of third-party valuation specialists and insufficient design and operating effectiveness of management review controls, including controls over the completeness and accuracy of certain assumptions used in the valuation of acquired intangible assets.
Subsequent to the filing of the 2023 Form 10-K, management re-evaluated the effectiveness of our internal control over financial reporting. Based on this re-evaluation, we identified additional material weaknesses related to certain ITGCs, undue reliance on controls over IT interfaces, and the evaluation of standalone selling prices utilized in the accounting for revenue, all of which support the Company’s financial reporting processes.
As previously disclosed, the Company had delayed the filing of this report and its Quarterly Reports on Form 10-Q for the periods ended March 29, 2024 (the “Q1 2024 10-Q”) and June 28, 2024 (the “Q2 2024 10-Q”) until the assessment of the impacts of the matters described above was complete. As a result of the delayed filings, the Company has not been in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to timely file all required periodic financial reports with the SEC.
Based on materials submitted to The Nasdaq Stock Market LLC (“Nasdaq”) in connection with the delayed Q1 2024 10-Q and Q2 2024 10-Q filings, the Company received an extension until November 11, 2024 to regain compliance with the Listing Rule. When the Company did not meet this deadline and had not filed this report by its due date, the Company received a notification from Nasdaq (the “Nasdaq Notice”), informing the Company that Nasdaq had initiated a process (the “Staff Determination”), which could result in the delisting of the Company’s common stock from Nasdaq if the Company did not regain compliance with the Listing Rule. The Nasdaq Notice and the Staff Determination had no immediate effect and did not immediately result in the suspension of trading or delisting of the Company’s securities.
The Company intends to regain compliance with the Listing Rule by filing this report and the Q1 2024 10-Q and the Q2 2024 10-Q and expects thereafter to receive a letter from Nasdaq informing the Company that it has regained compliance. As a result of our failure to timely meet our SEC reporting obligations, we will be unable to use Form S-3 for the twelve months after we made our delayed filings. This could make accessing the capital markets during this period more costly or less efficient.
Furthermore, our management, under the oversight of the Audit Committee, has been taking actions to implement our remediation plan as described more fully in Part II, Item 9A, “Controls and Procedures” in the 2023 Form 10-K/A. Unless otherwise described herein, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded through testing that these controls are operating effectively.
If we are not able to successfully remediate these material weaknesses, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis. Moreover, if we uncover additional material weaknesses, our financial statements may be inaccurate, and we may be unable to comply with our SEC filing obligations, which could prevent us from using Form S-3 or result in a Nasdaq delisting.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the third quarter of 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).

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
10.1
Second Consent and Waiver, dated July 29, 2024, to the Credit Agreement, dated March 24, 2022, as amended, by and among Trimble Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent
Exhibit 10.1 to Form 8-K filed August 1, 2024
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024, formatted in Inline XBRL, tagged as blocks of text and including detailed tags:
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