Form 10-K
period 2025-01-03
TRIMBLE INC.
filed 2025-04-25
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2024, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $13.7 billion based on the closing price as reported on the NASDAQ Global Select Market. Shares of common stock held by each officer and director of the registrant have been excluded in that such person may be deemed to be an affiliate. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2025
Common stock, $0.001 par value	238,583,485	shares

DOCUMENTS INCORPORATED BY REFERENCE
Some of the information required by Part III of this report is incorporated by reference from the proxy statement relating to the registrant’s 2025 annual meeting of stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements include, among other things:
•general global macroeconomic outlook, including slowing growth, inflationary pressures, and increases in interest rates as well as trade policy including the implementation of global tariffs;
•economic disruptions caused by the potential impact of volatility and conflict in the political and economic environment, including developments in the conflict between Russia and Ukraine;
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
•our expectations regarding the execution and impact of the Connect & Scale strategy;
•any anticipated benefits or impact to our results of operations and financial conditions from our acquisitions and our ability to successfully integrate the acquired businesses;
•any anticipated benefits associated with the sale of our global transportation telematics business (“Mobility”) to Platform Science, Inc. (“Platform Science”) and our associated investment;
•any anticipated benefits associated with the contribution of our precision agriculture business (“Ag”), excluding Global Navigation Satellite System (“GNSS”) and guidance technologies, to a newly formed joint venture, PTx Trimble, and the sale of the majority interest in PTx Trimble to AGCO Corporation (“AGCO”);
•our expectation to use a majority of the remaining proceeds from the Ag divestiture, after tax, to repurchase stock;
•our ability to conduct, suspend, or discontinue our stock repurchase program subject to the discretion of our management;
•our belief that our cash and cash equivalents and borrowings, along with cash provided by operations, will be sufficient in the foreseeable future to meet our anticipated operating cash needs, including expenditures related to our Connect & Scale strategy, debt service, stock repurchases, and any acquisitions;
•our belief that our gross unrecognized tax benefits will not materially change in the next twelve months;
•our commitments to sustainability matters; and
•our ability to maintain effective internal controls over financial reporting, including our ability to remediate our material weaknesses in our internal control over financial reporting.
The forward-looking statements regarding future events and the future results of Trimble Inc. (“Trimble,” the “Company,” or “we,” or “our,” or “us”) are based on current expectations and the beliefs and assumptions of our management that are subject to risks and uncertainties. Discussions containing such forward-looking statements may be found in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. Forward-looking statements generally can be identified by words such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to, those discussed in this report under the section entitled “Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (the “SEC”), specifically the most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time. These forward-looking statements are made as of the date of this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
i

TRIMBLE INC.
2024 FORM 10-K ANNUAL REPORT

ii

PART I
Item 1.Business
Trimble is a leading technology solutions provider that enables office and field professionals to connect their workflows and asset lifecycles to drive a more productive, sustainable future. With a focus on the industries that build, move, and feed the world, the comprehensive depth and breadth of our solutions is transforming the way the world works, making it easier for Trimble customers to focus on what matters—getting the job done right.
We innovate at the intersection of the digital and physical worlds with solutions that span the world’s foundational industries, including building, civil and infrastructure construction, geospatial, survey and mapping, natural resources, utilities, transportation, and government.
We exist to empower our customers: asset owners, general and specialty contractors, engineers and designers, surveyors, energy and utility companies, trucking companies and drivers, as well as state, federal, and municipal governments.
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
Today’s work requires solutions for an interconnected world, no matter the industry. This has driven Trimble to move increasingly from point solutions to workflows to industry ecosystems enabled by seamless data and artificial intelligence (“AI”). Trimble offers a diverse range of coherent capabilities that connect applications, data, workflows, and mobile technologies to more efficiently orchestrate work, often in mixed fleet environments. We deploy AI, Generative AI, Machine Learning, Computer Vision, and similar technologies into our solutions across our business segments to deliver customer value through process automation and operational insights. Our advanced positioning and autonomous guidance capabilities enable increased precision with large equipment, including equipment used in construction and civil engineering. We offer integrated systems that track and manage fleets of vehicles, improve the driver experience, and provide real-time logistical analytics and insights back to the office. Our connected reality capture systems enable the management of large amounts of geo-referenced information, and our software solutions connect all aspects of a fleet, a farm, or a lane, while our collaborative building information modeling (“BIM”) solutions are used throughout the design, build, and operation of the built environment.
We focus on integrating our software application and cloud capabilities to create vertically-focused, system-wide solutions that transform how work is done. The integration of sensors, software, hardware, and data in our portfolio gives us a unique ability to provide detailed insights for our customers to improve their specific workflows.
Our strategy is centered on the concept of open industry clouds and underlying common data environments as the nucleus of our connected solutions, allowing all stakeholders to collaborate and make decisions based on the same information. In construction, we connect teams across the design, build, and operational phases of a project. Our connected supply chain solutions provide transportation companies and their drivers with tools to enhance fuel efficiency, safety, transparency, and sustainability.
Connected software applications and cloud platform services are key elements of our solutions and account for a steadily increasing portion of our business. Our software enhances a broad range of other products and systems to allow our customers to optimize their work toward targeted outcomes and improve their decision-making and productivity. Ranging from embedded, real-time firmware to software that integrates data with large-scale enterprise back-office systems, many of our solutions are extensible and can be tailored by users for customized business processes and workflows. Trimble software capabilities include extensive three-dimensional (“3D”) modeling, analysis, planning and design solutions, AI capabilities, as well as a large suite of domain-specific software applications used across industries including construction, geospatial, utilities, and transportation.
Our software is sold as subscription services, term licenses, or perpetual licenses, and is hosted as Software as a Service (“SaaS”), or can be provisioned for on-premise. We are extending our capabilities to run in multi-cloud environments while delivering our unique value via domain-specific workflows and lifecycle management in our target industries.
Our global operations include major research, development, manufacturing, and logistics operations in the United States, the Netherlands, India, Germany, Finland, Canada, New Zealand, the United Kingdom, and Sweden.
Business Strategy
Our growth strategy is centered on multiple elements:
•Execute on our Connect & Scale strategy. We continue to focus on executing our multi-year platform strategy. This strategy contains two elements.

◦The first element, Connect, is about connecting more customer workflows, industry lifecycles, and solution offerings so that we can continue to transform the way our customers work. This includes integrating more of our customers’ data through cloud offerings, making more of our solutions available on a subscription basis, and incorporating AI capabilities. For example, our flagship design and construction platform solution, Trimble Connect, enables entire project teams to collaborate in real-time between the office and the field to make efficient decisions around the same data-rich design model enhanced by our cloud capabilities. Our cloud based solutions in construction create a connected data environment for online collaboration; workflows which connect the digital and physical worlds; and the power to dynamically orchestrate design coordination in the cloud from wherever project stakeholders may be. Meanwhile in our Transportation business, the Trimble Transportation Cloud, for example, provides shippers and carriers with the critical information they need to make more informed bid and contract award decisions, while our Transporeon business creates a marketplace for shippers, forwarders, carriers, and retailers to connect online and digitize their end-to-end transportation management processes.
◦The second element, Scale, is about investing in the people, processes, and technologies that are necessary to streamline and standardize our internal processes, providing a seamless experience for our customers as they engage with our connected solutions, and enabling us to continue to grow our business efficiently and effectively for many years into the future. This network effect also means that the willingness of developers, partners, or end users to engage increases as the number of network participants grows, which further enhances the platform experience and end-user value.
•Deliver customer outcomes that can enable productivity, quality, safety, transparency, and environmental sustainability. Across our business segments, our technological solutions deliver customer value through digital transformation, replacing legacy methods to improve productivity, first-time quality, worker safety, operational transparency, and sustainability. Our construction and transportation management systems enable customers to optimize their business operations while gaining better operational insight and transparency to facilitate more informed decision-making. Our online, multi-sided marketplace solutions provide better real-time insight into market pricing and availability, while the deployment of AI across our solutions increases customer productivity through task and process automation. Our field solutions automate tasks and improve first-time quality, while improving operator safety, and the connection of data flows and workflows between field and office and across stakeholders facilitates operational efficiency and transparency. By delivering productivity and efficiency gains, avoiding rework, and enabling more sustainable designs, Trimble solutions also deliver sustainability advantages for our customers, reducing the use of fuels and other inputs, which delivers both reduced cost and lower carbon emissions.
•Focus on software and services. Software and services targeted for the needs of vertical end markets are fundamental elements of our solutions and are core to our growth strategy. Our software is connecting stakeholders across the industry lifecycle continuums of our served industries. Together, our software and services solutions integrate and optimize additional workflows for our customers, with increasing use of AI, thereby improving their work productivity, and in the case of subscription, maintenance, and support services, also provide us with enhanced business visibility over time. Professional services constitute an additional customer offering that helps our customers integrate and optimize the use of our offerings in their environment.
•Address attractive markets with significant growth and profitability potential. We focus on large markets historically underserved by technology that offer significant potential for long-term revenue growth, profitability, and market leadership. Our core industries, such as construction and transportation, are each multitrillion-dollar global industries that operate in demanding environments with technology adoption in the early phases relative to other industries. With the growth in mobile and cloud computing capabilities, the increasing technological know-how of end users, and compelling return on investment, we believe many of our markets continue to be attractive for substituting Trimble’s technology and solutions in place of traditional operating methods.
•Capitalize on domain knowledge and technological innovation that benefit a diverse customer base. We have over time redefined our technological focus from hardware-driven point solutions to integrated work process solutions to industry ecosystems by developing domain expertise and heavily reinvesting in research and development (“R&D”) and acquisitions. We currently have over 1,000 unique patents reflective of our technology portfolio and deep domain knowledge to deliver specific, targeted solutions quickly and cost-effectively to each of the vertical markets we serve. Our patent portfolio is continuously updated with new patent grants that emerge from our investments in R&D. We look for opportunities where the opportunity for technological change is high and that have a requirement for the integration of multiple technologies into complete vertical solutions.
•Drive geographic expansion with a localization strategy. We view international expansion as an important element of our strategy, and we continue to position ourselves in geographic markets that will serve as important sources of future growth. Products are sold in more than 170 countries through dealers, joint ventures, original equipment manufacturers (“OEMs”), and other channels throughout the world, as well as direct sales to end users. Sales are supported by our own offices located in over 40 countries around the world.

•Optimize go-to-market strategies to best access our markets. We utilize vertically focused go-to-market strategies that leverage domain expertise to best serve the needs of individual markets both domestically and abroad. These go-to-market capabilities include: independent dealers; joint ventures, including with Caterpillar, AGCO, and Nikon; OEM arrangements; distribution alliances with key partners; and direct sales to end users. This combination of channels provides us with broad market reach and localization capabilities to effectively serve our markets.
•Pursue strategic and targeted acquisitions, divestitures, joint ventures, and investments. Organic growth continues to be our primary focus, while acquisitions serve to enhance our market position. We acquire businesses that bring domain expertise, geographic presence, technology, products, and distribution capabilities that augment our portfolio and allow us to penetrate existing markets more effectively, or to establish a market beachhead. Our success in targeting and effectively integrating acquisitions is an important aspect of our growth strategy.
We entered into a definitive agreement with Platform Science on September 14, 2024 to sell our Mobility business. Subsequent to the end of the year 2024, the transaction closed on February 8, 2025 resulting in our ownership, or rights to acquire ownership of 32.5% of Platform Science’s expanded business with an approximate fair value of $248.7 million. We received (i) shares of preferred stock of Platform Science, with certain liquidation preferences, that represent 28.5% of Platform Science’s expanded business and (ii) warrants allowing us the rights to acquire 4% of Platform Science’s expanded business. The transaction aims to enhance driver experience, fleet safety, efficiency, and compliance by combining two cutting-edge in-cab commercial vehicle ecosystems, which gives customers access to more applications and offerings.
To further grow and position Trimble, we partner with leaders in various fields by investing in early-to-growth stage companies through our venture fund and through strategic formation of joint ventures. On April 1, 2024, we contributed our Ag business, excluding certain GNSS and guidance technologies, to a newly formed joint venture with AGCO named PTx Trimble, of which we retain a 15% ownership stake. Our Ag business was part of our Field Systems segment. Trimble and AGCO’s shared vision is to create a global leader in mixed fleet smart farming and autonomy solutions that delivers on our collective strategy to better serve farmers with factory fit and aftermarket applications in the mixed fleet precision agriculture market.
Business Segments and Markets
Our segments are distinguished by the markets they serve. Each segment consists of businesses that are responsible for product development, marketing, sales, strategy, and financial performance. We report our financial performance, including revenue and operating income, based on three reportable segments: Architects, Engineers, Construction and Owners (“AECO”), Field Systems, and Transportation and Logistics (“T&L”). For further financial information about our segments, see Note 7 “Reporting Segment and Geographic Information” in Item 8 of this report.
Architects, Engineers, Construction and Owners
The AECO segment primarily serves customers working in architecture, engineering, construction, design, asset management, operations, and maintenance. Within this segment, our most substantial product portfolios are focused on design, engineering, building and civil construction, capital planning, and asset management.
Architecture Design Software. Empowers creative professionals in architecture, design, construction, and related industries with capabilities like SketchUp for design & visualization, 3D modeling, construction and fabrication documentation, and architectural visualization. It facilitates innovative and detailed design processes, enabling seamless collaboration among stakeholders.
Engineering Software. Transforms workflows with precision by focusing on enhancing accuracy, productivity, and profitability. It includes capabilities for the mechanical, electrical, and plumbing (“MEP”) trades for engineering and modeling, structural engineering and modeling, and civil design and engineering by delivering constructable solutions that drive project success.
Construction Software. Designed to optimize connected workflows, this software supports comprehensive project management through enterprise resource planning (“ERP”) and operations solutions. Its capabilities span preconstruction and estimating, prefabrication, project and operations management, finance and human capital management, and digital supply chain management. Our construction portfolio also enables civil contractors to align operational efficiency from bidding to project execution through estimating, scheduling, field tracking, equipment maintenance, and reporting and analyses.
Owner Software. As architects, engineers, and contractors collaborate to deliver projects, our asset lifecycle management (“ALM”) portfolio centralizes data from capital planning, design, construction, and commissioning and unlocks its value into the operations and maintenance phases of the completed asset. This owner-centric technology speeds decision-making, progress measurement, and payment for the AEC providers while improving the owner’s asset stewardship maintenance for years across the public and private sectors.

When combining our AECO software capabilities with our Field Systems portfolio, we are uniquely able to bring comprehensive integrated workflows to the broad construction industry ecosystem. At our core, we are able to bridge the gap between office and field by integrating detailed design models and project tracking capabilities with field hardware (GNSS receivers and laser scanners), and ERP solutions in real-time. This drives tremendous efficiencies in seamless workflows, error reduction, and process automation for the spectrum of construction users.
Our solutions enhance productivity and foster collaboration by improving data sharing across architects, designers, general contractors, subcontractors, and engineers. The Trimble Connect collaboration platform streamlines and integrates workflows and ensures interoperability between Trimble’s solutions as well as software tools from the broader construction ecosystem and marketplaces.
Through automation and innovation, our solutions reduce costs, waste, and rework, enhance worker safety, expedite project timelines, improve decision-making, and enhance quality control. These technologies contribute to sustainability by fostering resource efficiency and environmental responsibility across the building construction industry.
In 2024, Trimble advanced its Connect & Scale strategy with significant AECO software updates. Highlights include (i) AppXchange for ERP; (ii) Tekla 2024; and (iii) enhanced visualization for Sketchup. New AI-based capabilities were released in 2024, which included (i) LiveCount AI Takeoff; (ii) AI Driven 3D Model Search; (iii) Sketchup Diffusion and Assistant; and (iv) AI-driven project management workflows in ProjectSight. Additionally, Trimble Unity launched, empowering public infrastructure owners with centralized data and connected digital workflows for ALM.
We sell and distribute our products across the AECO segment through a robust, integrated network of direct, indirect, and digital channels, tailored to optimize customer experiences across the geographic regions we serve. We leverage our dedicated direct sales force to deliver software solutions to asset owners, clients, contractors, subcontractors, and consulting engineers, ensuring that the most appropriate channel is matched to each region for maximum market reach and customer satisfaction. We develop and nurture a global network of independent distributors with deep expertise and strong customer relationships in their respective markets, including BuildingPoint dealers that specifically address the needs of the building construction industry. Our digital channels complement this network by providing flexible, accessible, and scalable solutions that enhance customer engagement and streamline the purchasing process.
Competitors in this segment are typically companies that produce software specific to the construction process. As we extend our software and services offerings to cover the full set of construction lifecycle management solutions used by construction owners, designers, and construction companies, we increasingly compete with large established companies that offer similar systems across all industries. We compete principally on the basis of innovation, differentiated products, domain expertise, service, quality, and geographic reach.
Field Systems
The Field Systems segment provides products and services to private, commercial, and government customers. The businesses within Field Systems service surveying and mapping professionals, civil construction, building construction field services, and positioning systems. We sell and distribute our products in the Field Systems segment primarily through a global network of independent distribution partners.
Geospatial. Through our surveying, mapping, and building construction product portfolio, professional surveyors and engineers provide services to the construction, engineering, mining, oil and gas, energy and utilities, government, and land management sectors. Our solutions replace less productive conventional methods of surveying, mapping, 2D or 3D modeling, monitoring, measurement, reporting, and analysis. Our suite of solutions includes field-based data collection systems and field software, real-time communications systems, and back-office software for data processing, modeling, monitoring, reporting, and analysis. Our field-based technologies are used in handheld, land mobile, and airborne applications and incorporate technologies such as mobile application software, high precision GNSS, robotic measurement systems, inertial positioning, 3D laser scanning, digital imaging, and optical or laser measurement. We maintain a joint venture with Nikon, which focuses on the design and manufacture in Japan of surveying instruments including mechanical total stations and related products. Our office-based products include software for planning, data processing and editing, quality control, 3D modeling, intelligent data analysis and AI-based feature extraction, deformation monitoring, project reporting, and data export. Our customers in this area benefit from using our products, including significantly improved productivity in both field and office activities, improved safety through non-contact measurement and detection of potentially dangerous ground or structure movement, and improved data flow that enables better decision-making.
Civil Engineering Construction. Our civil engineering and construction portfolio spans the lifecycle of civil infrastructure assets from feasibility and capital budgeting, to planning and design, to construction, through long-term operation and maintenance. Our solutions serve key industry stakeholders, including asset owners or clients, design engineers, consultants, contractors, subcontractors, and suppliers. Our technological suite is employed across the entire project lifecycle to improve productivity, reduce waste and re-work, including reduced carbon emissions, and enable more informed decision-making through enhanced situational awareness, data flow, data-driven insights and decision support, and project collaboration. At the same time, our solutions can improve worker safety and reduce environmental impact. Our suite of integrated solutions and technologies in this area includes field and office software for estimating and job cost management and optimized project design and visualization; software for 3D design and data sharing; systems to automatically guide and control construction equipment such as excavators, bulldozers, wheel loaders, motor graders, and paving equipment; systems to monitor, track, and manage assets, equipment, and workers; and software to facilitate the management of the construction process and for sharing and communication of data in real-time. Together, these solutions are designed to transform how work is done within the civil construction industry.
The civil construction market portfolio integrates data and information across the entire construction process and across mixed fleets. This includes data from site positioning and machine control systems, construction asset management equipment and services, and various software applications. Utilizing wireless and internet-based site communications infrastructure, our solutions include the ability to track and control equipment, deploy a 3D model to machines, track the progress of work in real-time, and reduce re-work. By leveraging our technology, contractors gain greater insight into their operations, helping them to lower costs and improve productivity, worker safety, and asset utilization.
We maintain a joint venture with Caterpillar, Caterpillar-Trimble Control Technologies, to develop the next generation of advanced electronic guidance and control products for earth-moving machines. The joint venture develops machine control and guidance products that use site design information combined with accurate positioning technology to automatically control dozer blades and other machine tools. We also maintain a joint venture with Hilti, which focuses on the joint development of measuring solutions for the building construction trades and integrating data for construction management.
Positioning Services. Trimble Positioning Services serves customers in a variety of end markets, including agriculture, construction, geospatial, automotive, and other markets. This service improves positional accuracy and enables higher levels of precision and automation for work processes and systems, including autonomous solutions. Trimble GNSS-based correction services are available in a variety of formats and accuracy levels, depending on the relevant application’s specific needs. Subscription-based services offered by Trimble Positioning Services include VRSNow; CenterPoint RTX; FieldPoint RTX; Rangepoint RTX; ViewPoint RTX; Trimble xFill; and OmniSTAR (HP, XP, G2, and VBS) services.
During 2024, we announced several new developments in Field Systems, including: (i) the Trimble R980 GNSS receiver, our new flagship model featuring industry-leading ProPoint and IonoGuard technology; (ii) the configurable Trimble X9 3D laser scanning system, available with perpetual and term-based licensing options; and (iii) Trimble Reality Capture platform service, an extension within Trimble Connect, unlocking the potential of scan data in the cloud. We further expanded our reality capture portfolio with (i) the new Trimble MX90 and Trimble MX60 mobile mapping systems and (ii) an update to our Trimble SiteVision augmented reality software, which now also includes scanning capabilities. Additionally, we delivered multiple feature releases in our powerful (i) Trimble Access field software; (ii) Trimble Business Center office software; (iii) Trimble 4D Control monitoring software; as well as (iv) TerraFlex and TerraOffice software. Our software development continues to be focused on driving productivity through enhanced connectivity, supporting strategic industry workflows by delivering connected workflows and emphasizing interoperability.
We sell and distribute our products in the Field Systems segment primarily through global networks of independent distributors with expertise and customer relationships in the respective markets, including SITECH Technology dealers, which serve the civil construction industry, and BuildingPoint dealers, which serve the building construction industry. We also sell many of our software solutions through our own direct sales force when bundled into Trimble’s Construction One offering to contractors, sub-contractors, and consulting engineers.
Major competitors in this segment are typically survey instrument companies that provide software-driven 3D measurement and imaging solutions. We compete principally based on innovation, differentiated products, integrated workflow solutions, domain expertise, service, quality, and geographic reach.
Transportation and Logistics
The T&L segment provides a suite of solutions for shippers, carriers, and intermediaries globally. Within this segment, our most substantial product portfolio addresses the truckload freight market.
Transportation. Our transportation solutions provide capabilities for the long-haul trucking and freight shipper markets to create a connected supply chain and integrate all forms of transportation, drivers, back-office management, shippers, and freight. We provide enterprise and mobility solutions focused on business intelligence and data analytics, safety and regulatory compliance, navigation and routing, freight brokerage, AI-powered transportation procurement, supply chain visibility and final mile, and transportation management and fleet maintenance.
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
The transportation management system serves as a central hub from which the core operations of transportation organizations are managed, data is stored and analyzed, and mission-critical business processes are automated. Our enterprise transportation management system automates business processes spanning the entire transportation lifecycle for shippers, carriers, and intermediaries, delivering visibility, control, and decision support for the intricate relationships and complex processes involved in the movement of freight. Our products also provide truck routing, mileage, and mapping solutions, as well as a voice-guided turn-by-turn navigation solution.
Transporeon. Our Transporeon solutions cover the transportation lifecycle from freight sourcing and procurement, through freight execution including dock and yard management all the way to freight auditing. Our collective offerings position us uniquely to help customers tackle everyday challenges in the supply chain industry. Our products aim to solve problems where they occur—in between companies—and hence are aimed for collaboration, interoperability, and data-driven decision making. Each Transporeon product can be used standalone or in combination with each other. With the amount of data we generate every day—up to approximately 200,000 transports and dock scheduling appointments get executed and booked on the Transporeon platform daily—we are able to provide data insights and market benchmarks, and enable our customers to use Generative AI enabled products, which base the decision making and learning on historical data as well as a constantly growing set of new information.
During 2024, we had a number of developments in T&L. In September 2024, Trimble and Platform Science announced a partnership to transform the transportation industry through a definitive agreement for Platform Science to acquire our Mobility business. The transaction closed on February 8, 2025, and Trimble became a shareholder in Platform Science’s expanded business. Additionally, (i) we integrated our real-time visibility solutions from Trimble and Transporeon for workflows to improve customer service and operational efficiency by giving customers the ability to notify their ecosystems of exceptions and delays with their shipments in real-time; and (ii) Transporeon offerings were standardized on Trimble Maps and PC*Miler routing offering customers the benefit of Trimble’s commercial routing solution globally.
The T&L segment generally sells directly to end users and OEMs. Competitors in this segment are typically companies that provide transportation management software, and digital freight matching. We compete principally on the basis of interoperability, domain expertise, customer support and service, price, innovative product offerings, quality, and the completeness of our solutions.
Seasonality of Business
Construction equipment revenue, within our Field Systems segment, historically has been higher in early spring. However, overall, as a company, we are experiencing less seasonality as a result of the diversification of our businesses across segments and the increased impact of software and subscription revenue. Changes in global macroeconomic conditions could also impact the level of seasonality we experience.
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
Research and Development and Intellectual Property
We believe that our competitive position is maintained through the development and introduction of new products, including software and services. Trimble delivers digital technologies that enhance the physical world by integrating and connecting industry workflows, stakeholders, and data, while modernizing its interfaces and business models to make it easier for customers to do business. Our platform investments allow us to extend our differentiation in positioning and sensing, modeling, and analytics into emerging industry solutions and to drive ecosystem collaboration across our target industries. This improves our value over the customer lifecycle, while enhancing our leadership in software and services, which already accounts for over 70% of our R&D investment. Our investments enable us to push the state-of-the-art in key technology areas and to connect other leading technologies to solve customer problems in new and unique ways.

As part of our technology development practices, we actively establish and maintain our intellectual property rights through the use of patents, copyrights, trademarks, and trade secret laws. We hold over 1,000 unique issued and enforceable patents covering key technology areas, including precision GNSS, optical and inertial positioning solutions, AI and machine learning, IoT, cloud computing, laser scanning, 3D modeling, point cloud processing, augmented reality, and many others. Our patent portfolio is continuously updated with new patent grants that emerge from our investments in R&D. We actively manage the intellectual property used in the development, operations, and sales of our products and services. We also own numerous trademarks and service marks that contribute to the identity and recognition of Trimble and that of its global products and services.
Sustainability
We value sustainability, and we are taking action to harness our potential to address global challenges. Inspired by our mission of “Transforming the Way the World Works,” and fueled by the dedication of our employees, we are working to build momentum and strive for continual improvement and measurable progress in shaping a sustainable future.
Sustainability is deeply integrated into our business strategy, threaded throughout our products and solutions and our people and culture. It’s what guides our innovations and investments. It’s what drives us to build resilience for our company and our customers, to foster our people and culture, and to lead with integrity in all that we do.

Building Resilience •Enable customers to adapt, grow and thrive in the face of change •Driving decarbonization in our own operations and supply chain	People and Culture •Guided by our values of Belong, Grow, and Innovate •Activated by our leadership capabilities of Inspire, Engage and Achieve	Leading with Integrity •Corporate and Sustainability Governance •Ethical Business Practices •Privacy and Cybersecurity
Building Resilience. We build resilience for our customers, our company, and our supply chain. Our technologies in positioning, modeling, and data analytics help our customers take meaningful, precise action, including for sustainability challenges. By connecting the physical and digital worlds, our solutions provide the information to make the right decisions at the right time. We are working throughout our value chain, with suppliers and customers, as well as within our own operations, toward a more sustainable future.
Our core growth strategy for our customers includes: (i) our Connect & Scale strategy through industry cloud platforms to optimize customers’ work for maximum collaboration, effectiveness, and efficiencies; (ii) enabling our customers to make better decisions and work smarter; and (iii) investing in cutting-edge innovation through new ventures to accelerate digital transformation in the industries we serve.
We continue to apply our innovation and efficiency capabilities in line with our own climate action roadmap. Guided by our Science-Based Targets initiative (SBTi), approved enterprise-level GHG emissions reduction targets, we continue to work towards (i) cutting our GHG footprint in half by 2030; (ii) source 100% renewable energy by 2025; and (iii) engage 70% of our suppliers to set their own science-based emission reduction targets by 2026.
The SBTi covers our two absolute reduction targets: (i) Trimble commits to reduce absolute scope 1 and 2 GHG emissions 50% by 2030 from a 2019 base year; and (ii) Trimble commits to reduce absolute scope 3 GHG emissions from fuel and energy related activities, business travel, and upstream transportation and distribution 50% by 2030 from a 2019 base year.
People and Culture. Guided by our values of Belong, Grow, and Innovate, our community of talented and innovative employees creates opportunities for our customers and community members to thrive. As further described in the below Human Capital section, our focus on our values enables our employees to do their best work and empowers them to better solve complex problems for our customers and the communities that we serve.
Leading with Integrity. We are dedicated to leadership principles that ensure excellence in all we do. Through transparency, good governance, and a deep commitment to sustainability and ethics, we continue operating from a strong foundation of integrity now and in the future.
Supported by the Audit Committee, People and Compensation Committee, and Nominating and Corporate Governance Committee, the Board of Directors reviews, monitors, and guides our sustainability strategy, commitments, and accountability for risk management. Our executive management team further executes the strategies and steers operations.
Our operations adhere to key guiding policies, such as our Environmental Policy and Human Rights and Labor Policy. The Code of Business Conduct provides the tools and information necessary for our team and partners to maintain high ethical standards and business integrity.

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
At the end of 2024, we employed over 12,100 full-time and part-time employees, the overwhelming majority of which were full-time employees. Approximately 42%, 34%, 19%, and 5% of employees reside in North America, Europe, Asia-Pacific, and the rest of the world. Our employees work in over 40 countries.
People and Culture
We are committed to providing every employee the opportunity to learn, grow, and excel in a collaborative environment where everyone feels they belong. We believe that a variety of experiences and perspectives fuels innovation and drives our best thinking. Our leaders activate their teams through our leadership capabilities of Inspire, Engage, and Achieve. They inspire their teams by fostering a shared vision built on integrity and aspiration; they engage them through opportunities that cultivate humility, curiosity, and collaboration; and they strive to achieve exceptional results for our customers through relentless innovation. Our leaders cultivate an environment of collaboration, innovation, and growth, helping ensure every employee is empowered to contribute their best.
Engagement
We engage employees in a variety of ways that promote open, transparent communication. Our global engagement surveys are designed to encourage employees to share meaningful feedback that allows us to celebrate our strengths and openly talk about areas that require improvement and continued focus. Our performance management program focuses on aligning managers and employees on priorities that best contribute to our strategic objectives and also fosters coaching and feedback that reinforces our shared values.
Talent Development
Through our internal global talent platform, we empower employees to identify internal job opportunities, skill development resources, and projects to achieve their personal development goals and full potential. We encourage employees to nurture a love of continuous learning and resilience that is essential for accomplishment.
Compensation and Benefits
We believe people should be paid in accordance with the role they perform and for their skills and experience. To deliver on that commitment, we benchmark, and set pay ranges based on market data and consider factors such as an employee’s role, their experience, their performance, and the cost of living in the region in which they live. We also regularly review our compensation practices to help ensure our pay is fair and equitable. In addition to base salaries, certain roles are eligible to participate in short-term and long-term incentive plans.
We offer comprehensive, market-competitive benefit programs tailored to the needs of our global workforce (which vary by country and region). Our benefits portfolio supports health, well-being, and financial security of our employees, encompassing health and wellness programs, life and disability insurance, flexible savings accounts, paid time off, parental and family leave, employee support resources, retirement plans, and an employee stock purchase plan. We also provide benefits that reflect the evolving needs of our workforce, such as education programs, peer recognition, and on-site services that include health and fitness centers at select locations. Additionally, our flexible work strategy is designed to meet the evolving needs of our workforce while maintaining high levels of productivity and innovation.
Building Community Connections
We believe that building connections between our employees, their families, and our communities creates a more meaningful, fulfilling, and enjoyable workplace. In our offices around the world, our employee-led committees select local organizations to support, often in the form of grants and employee fundraising.
Our Trimble Foundation Fund (the “Foundation”) aligns international philanthropic efforts by giving back to the communities where Trimble does business and helping those in need. The Foundation focuses on three key areas within our communities: (i) building community resilience through disaster responses as well as climate change adaptation and mitigation efforts; (ii) increasing access to quality education and pathways to fulfilling careers; and (iii) transforming industries through projects that scale sustainable industry practices.

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
Information about our Executive Officers
The names, ages, and positions of our executive officers as of April 25, 2025, are as follows:

Name	Age	Position
Robert G. Painter	53	President and Chief Executive Officer
Phillip Sawarynski	52	Chief Financial Officer
Jennifer Allison	52	Vice President, General Counsel and Secretary
Ronald J. Bisio	56	Senior Vice President
Chris Keating	54	Senior Vice President
Peter Large	55	Senior Vice President
Mark Schwartz	50	Senior Vice President
Julie A. Shepard	67	Chief Accounting Officer
Robert G. Painter—Robert Painter has been Trimble’s president and chief executive officer since January 2020. From 2016 through 2019, he served as the Company’s chief financial officer. Prior to that, Mr. Painter held a variety of positions in the Company, including vice president of Trimble Buildings construction software, general manager of the Intelligent Construction Tools international joint venture, general manager of Construction Services, and leadership positions in corporate development and corporate strategy. Mr. Painter holds a bachelor’s degree in finance from West Virginia University and an MBA from Harvard University.
Phillip Sawarynski—Phillip Sawarynski became Trimble’s chief financial officer in August 2024, having previously served as Trimble’s treasurer since 2018, as well as managing director and co-head of Trimble Ventures since 2021, and vice president of corporate development since 2022. From 2015 to 2018, he served as sector vice president of finance in Trimble’s mobility and intelligent transportation division, and from 2013 to 2015, as general manager of the Company’s imaging division. Mr. Sawarynski joined Trimble in 2009 as a finance director, first in Trimble’s agriculture division from 2009 to 2011 and then in Trimble’s geospatial business segment from 2011 to 2013. Prior to joining Trimble, Mr. Sawarynski served as CFO of Nexus Corporation and held a variety of finance and engineering positions at Ford Motor Company, The Dow Chemical Company, and International Paper Company. He holds a Bachelor of Science degree in Chemical Engineering from the University of Michigan, and an MBA from Carnegie Mellon University.
Jennifer Allison—Jennifer Allison became Trimble's general counsel and corporate secretary in April 2023, having served as general counsel for Trimble’s Construction Sector since July 2018, when Trimble acquired Viewpoint, where she had served as general counsel since 2016. Previously, Ms. Allison was general counsel at Tripwire, and prior to that she was the assistant general counsel and director of human resources and corporate compliance for EthicsPoint (now NAVEX Global). Prior to those roles, Ms. Allison clerked for the Oregon Supreme Court. Ms. Allison received a bachelor’s degree in English Literature from Portland State University and her JD from Lewis & Clark Law School.
Ronald J. Bisio—Ronald Bisio currently serves as senior vice president in charge of the Field Systems segment, responsible for advanced positioning, agriculture industry solutions, civil construction field systems, and geospatial business operations. From July 2022 to November 2023, he served as senior vice president responsible for Trimble’s transportation businesses. Prior to that, Mr. Bisio was responsible for Trimble’s surveying and geospatial businesses since April 2015, first as vice president and then as senior vice president as of February 2019. From January 2011 until April 2015, he served as general manager for Trimble’s rail division. He joined Trimble in 1996 and has also held several marketing, sales, and general management positions while at Trimble. Mr. Bisio earned an MBA from the University of Denver, a Master of Regional Planning from the University of Massachusetts, and a Bachelor of Science in Cartography from Salem State University in Salem, Massachusetts.
Chris Keating—Chris Keating currently serves as senior vice president of the T&L segment, responsible for Transporeon, enterprise, MAPS, and forestry. Mr. Keating first joined Trimble in July 2012 via the acquisition of the SketchUp team from Google. Until October 2023, he served in expanding leadership roles in Trimble’s AECO segment, including as general manager of the architecture & design division (SketchUp), vice president and general manager of the AECO design and engineering software group, and senior vice president of corporate strategy. Mr. Keating holds a bachelor’s degree in Mechanical Engineering from Clarkson University and an MBA from Carnegie Mellon University.
Peter Large—Peter Large currently serves as senior vice president in charge of strategy, corporate development, corporate partnerships and alliances, and Trimble’s Office of Technology Innovation. From October 2022 to November 2023, he served as senior vice president responsible for Trimble's buildings and infrastructure segment, and from July 2021 to October 2022, as senior vice president responsible for our civil infrastructure solutions businesses, including Trimble’s joint ventures with Caterpillar and Hilti. Prior to that, he was vice president responsible for Trimble’s construction field solutions businesses. He was appointed to that position when he rejoined Trimble in December 2020, having earlier served with the Company between 1996 and 2014 in a number of leadership roles, including as vice president of channel development; as general manager for the mapping, GIS, and utilities business; and in a variety of product management, marketing, and sales management roles. Prior to re-joining Trimble, he obtained a doctoral degree and then was a research solutions strategist with Boeing’s Digital Solutions and Analytics business from 2019 to 2020. Dr. Large holds an Ed.D. from Oklahoma State University, a Master of Science in Management from the Stanford University Graduate School of Business, a Postgraduate Diploma in Strategy and Innovation from the University of Oxford, and a Bachelor of Science degree from the University of Newcastle Upon Tyne, U.K.
Mark Schwartz—Mark Schwartz currently serves as senior vice president of the AECO segment, responsible for Trimble’s construction enterprise solutions, civil infrastructure design and engineering, and owner and public sector businesses. Prior to that, Mr. Schwartz served as senior vice president responsible for construction enterprise solutions from October 2022 until November 2023, and as Trimble’s chief digital officer from September 2020 through October 2022, leading the transformation initiatives of Trimble's business systems, processes, and infrastructure to better serve the customer through the transition to “as‑a-service” business models. Mr. Schwartz served as vice president and general manager of Trimble’s civil construction software business from January 2020 until September 2020 and as chief operating officer of virtual site solutions, a joint venture between Trimble and Caterpillar from April 2017 to January 2020. Mr. Schwartz holds a Bachelor of Science from Bryant University in Smithfield, Rhode Island.
Julie A. Shepard—Julie Shepard has been Trimble’s chief accounting officer since May 2007. She joined Trimble in December 2006 as vice president of finance. Prior to joining Trimble, she was vice president of finance and corporate controller at Quantum Corporation. She brings with her over 30 years of experience in a broad range of finance roles, with diverse experience ranging from early-stage private equity backed technology companies to large multinational corporations. She began her career at Price Waterhouse and is a Certified Public Accountant. Ms. Shepard received a Bachelor of Science in Accounting from California State University. She is a member of the AICPA, Financial Executives Institute, and the Institute of Management Accounting.

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
•the strength of the engineering, construction, and transportation markets;
•the demand and cost of commodities;
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
•fluctuations in currency rates; and
•uncertainty regarding social, political, immigration, tax, and trade policies in the U.S. and abroad.
A significant trade disruption or the establishment or increase of any trade barrier in any area where we do business – such as through increased tariffs imposed on imports into the U.S. and any resulting retaliatory actions taken by other countries – could increase the cost of our products, which could adversely impact the margin that we earn on sales, make our products more expensive for customers or create uncertainty around demand for certain types of products, which could make our products less competitive and reduce customer demand or result in supply chain delays. The heightened trade tensions and related imposition of tariffs between the U.S. and its trading partners, the extent and duration of these tariffs, and their impact on global economic conditions remain uncertain and depend on various factors, including international negotiations, policy responses, potential exemptions, and shifts in global supply and demand. If there were to be a deterioration in the global economy, the economies of the countries or regions where our customers are located or do business, or the industries that we or our customers serve, the demand for our products and services would likely decrease. In addition, government or customer efforts, attitudes, laws, or policies may lead to non-U.S. customers favoring domestic suppliers that could compete with or replace our products, which would also have an adverse effect on our business. Changes in economic conditions and political uncertainty surrounding international trade also make it difficult to make financial forecasts. Any of the foregoing factors could adversely affect our business, financial condition, and results of operations.
We have experienced disruption in our supply chain and related events, and are subject to ongoing supply chain risks
We are dependent upon a limited number of contract manufacturers for the manufacture, testing, and assembly of certain products and specific suppliers for a number of our critical components. These arrangements can generally be terminated with a limited notice. Our current reliance on a limited group of contract manufacturers and suppliers involves risks, including the potential inability to obtain products or components to meet customers’ delivery requirements, reduced control over pricing and delivery schedules, and discontinuation of or increased prices for certain components.
The geopolitical conditions, such as the developments in the conflict between Russia and Ukraine and related events and their impact on our suppliers and on international trade in general, have previously led to shortfalls in available components we need to make products as well as increased costs to obtain components, to make products, and to transport components and products. The disruptions included extended delivery times for certain components of our hardware products and increased freight costs.

These disruptions had an adverse effect on our ability to meet customer demand and have resulted in delays in shipping products to customers and dealers.
Future disruptions could occur as a result of any number of events, such as:
•inflationary cost increases;
•trade restrictions, tariffs, or duties;
•increases in wages that drive up prices of labor;
•the imposition of new regulations, quotas, or embargoes on components;
•a scarcity of, or significant increase in the price of, raw materials or required components for our products;
•fluctuations in currency exchange rates;
•transportation failures affecting the supply chain and shipment of materials and finished goods;
•third party interference in the integrity of the products sourced through the supply chain;
•severe weather conditions or natural disasters;
•civil unrest, military conflicts, geopolitical developments, war, or terrorism; and
•disruptions in utility and other services.
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
If we are unable to effectively integrate, streamline, and manage our diverse and complex businesses and operations, our ability to generate growth and revenue from new or existing customers may be adversely affected
Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained, and our reputation in the market and our ability to successfully manage and grow our business may be adversely affected. The size, complexity, and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and future growth may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:
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
We have increasingly diversified and modified the nature and mix of our businesses, both organically and by acquisitions and divestitures. As a result, an increasing amount of our business involves business models that require managerial techniques and skill sets that are different from those required to manage our historical core businesses.
Pursuant to our Connect & Scale strategy, we are investing substantial resources in integrating our product offerings and transitioning our businesses to common core services and systems to achieve economies of scale, simplify our operations, and improve the customer experience. These efforts may result in disruptions to our operations, which could have an adverse effect on our customers, may cost more than we anticipate increasing our expenses, and take longer than planned.
These factors could have an adverse impact on our business, financial condition, and results of operations.
Changes in our software and subscription businesses may adversely affect our revenue
An increasing portion of our revenue is generated through software maintenance and subscription revenue, which includes Software as a Service (“SaaS”) and new subscription services for integrated solutions. Our customers have no obligation to renew their agreements for our software maintenance or subscription services after the expiration of their initial contract period, which typically ranges from one to three years. This shift reflects an increasing use of subscription models for new products, and a transition for some existing products from perpetual license sales and distribution in favor of SaaS or other subscription offerings, as well as divestitures of some of our legacy businesses.
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
Our subscription models provide our customers with the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. Market acceptance of such offerings is affected by a variety of factors, such as security, reliability, performance, current license terms, customer preference and industry adoption, social/community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy, and the enactment of restrictive laws or regulations. If we are unable to successfully market and support our subscription offerings, our business, financial condition, and results of operations could be adversely impacted.
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
We had first identified material weaknesses in our internal control over financial reporting for the fiscal year ended December 29, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In the course of preparing our consolidated financial statements as of and for the fiscal year ended December 29, 2023, as included in the Annual Report on Form 10-K for the period ended December 29, 2023 (the “2023 Form 10-K”), we had identified a material weakness related to the accounting for the Company’s business combination of Transporeon, including lack of appropriate oversight of third-party valuation specialists and insufficient design and operating effectiveness of management review controls.
Subsequent to the filing of the 2023 Form 10-K with the SEC on February 26, 2024, management re-evaluated the effectiveness of our internal control over financial reporting. Based on this re-evaluation, we had identified additional material weaknesses related to certain information technology general controls (“ITGCs”), undue reliance on controls over IT interfaces, and the evaluation of standalone selling prices utilized in the accounting for revenue, all of which support the Company’s financial reporting processes.
As previously disclosed, the Company had delayed the filing of its Quarterly Reports on Form 10-Q for the first, second, and third quarters of 2024 until the assessment of the impacts of the matters described above was complete. As a result of the delayed filings, the Company had received notices from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to timely file all required periodic financial reports with the SEC. Subsequently, the Company had delayed the filing of this report for the fiscal year ended January 3, 2025 due to the time required to prepare and file the prior delayed reports.
After filing its Amendment No. 1 on Form 10-K/A to the 2023 Form 10-K and its Quarterly Reports on Form 10-Q for the first, second, and third quarters of 2024 with the SEC on January 16, 2025, and subsequently, this report for the fiscal year ended January 3, 2025 with the SEC, the Company has since regained compliance with the Listing Rule. As a result of our previous failure to timely meet our SEC reporting obligations, we are unable to use Form S-3 for the twelve months after that date. This could make accessing the capital markets during this period more costly or less efficient.
Additionally, our management, under the oversight of the Audit Committee, has been taking actions to address the material weaknesses in our internal control over financial reporting for the fiscal year ended January 3, 2025 and implement our remediation plan, in each case, as described more fully in Part II, Item 9A, “Controls and Procedures” of this report. Unless otherwise described herein, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded through testing that these controls are operating effectively. If we are not able to successfully remediate these material weaknesses, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis. Moreover, if we uncover additional material weaknesses, our financial statements may be inaccurate, and we may be unable to comply with our SEC filing obligations, which could prevent us from using Form S-3 or result in a Nasdaq delisting. In addition, we may be unable to access the capital markets or repurchase our stock if we are not current with our SEC filing obligations.

We may not be able to continue to enter into or maintain important alliances and distribution relationships
We believe that in certain business areas, our success will depend on our ability to form and maintain alliances with industry participants. Our failure to form and maintain such alliances on commercially acceptable terms, or the preemption or disruption of such alliances by the actions of competitors, could adversely affect our ability to sell our products to customers. Our relationships with substantial industry participants such as Caterpillar, Nikon, Hilti, and AGCO are likely to evolve over time based upon the changing business needs and objectives of the parties. Evolution of our business strategies and diversification of product portfolios may lead to increased competition with our strategic allies, placing additional pressure on these relationships. Since these strategic relationships contribute to significant ongoing business in certain of our important markets, changes or disruptions in these relationships could adversely affect our sales.
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
As market conditions and our business strategies evolve, we must also evolve our distribution and go to market strategies. Our efforts to further develop and expand dealer networks may not be successful, and could cause conflict in our channels or disrupt dealer coverage within specific geographic or end-user markets, which could cause difficulties in marketing, selling, or servicing our products and have an adverse effect on our business, financial condition, and results of operations. We utilize dealer networks to market, sell, and service many of our products. Dealers who carry products that compete with our products may focus their inventory purchases and sales efforts on goods provided by competitors due to industry demand or profitability. Such sourcing decisions can adversely impact our business, financial condition, and results of operations.
Investing in and integrating new acquisitions or divesting businesses could be costly, place a significant strain on our management systems and resources, or fail to deliver expected outcomes
From time to time, we have divested businesses, including the sale of our agricultural business to a joint venture with AGCO and the sale of our Mobility business. We expect to undertake more divestitures in the future. Any such divestiture may result in:
•a disruption of our business;
•reduced synergies, including the loss of scale or key employees;
•impairment of customer relationships; and
•reductions in the breadth of our product offerings.
Divestitures may adversely impact our results if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested products or businesses, or mitigate overhead costs allocated to those businesses. We could also experience higher than expected transaction costs and business sale losses, or post-closing disputes with buyers of our divested businesses, which may adversely affect our business, financial condition, and results of operations. Additionally, we typically agree to certain commercial arrangements with buyers, including to provide certain transitional services and support when we divest a business, and we may face disputes and significant, unanticipated costs in providing such services.
For significant divestitures, these transitional services can take up considerable corporate resources and attention, which may adversely affect our other businesses, operations, and results. In some cases, we have retained an equity position in the entities to which we divest our business units. We have limited control over such entities, and the value of such equity stake could decline over time.
We have acquired a number of businesses, and we intend to continue to acquire other businesses. Acquisitions entail numerous risks, including:
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
•impairment of relationships with employees, customers, vendors, distributors, or business partners of either an acquired company or our own business;

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
The contribution of Ag to a newly formed joint venture (JV), and the sale of a majority interest in the JV, are subject to substantial risks, including failure to realize the intended benefits, unanticipated challenges, and other uncertainties
In April 2024, we contributed our Ag business, excluding certain GNSS and guidance technologies, to a JV with AGCO, of which we retained a 15% stake. The risks and uncertainties associated with the new JV include that (i) we may fail to realize the anticipated benefits of our non-controlling stake in the JV, (ii) the benefits from the various agreements entered into concurrently with forming the JV (specifically, a long-term supply agreement, a technology transfer and license agreement, a trademark license agreement, and a transition services agreement) will be dependent upon the JV’s ability to successfully develop and market products, (iii) unanticipated factors may arise that affect the cost of operating the JV as a standalone business, (iv) we may be unable to successfully integrate AGCO’s JCA Technologies business into the JV, and (v) the development of technology synergies will depend on the level of research and development spending and the success of future innovation.
We face substantial competition in our markets, which could decrease our revenue and growth rates
Our markets are highly competitive, and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality, and performance of our products, the effectiveness of our distribution channel and direct sales force, the level of customer service, the development of new technology, and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GNSS, software, optical, and laser suppliers, and competition may intensify from various larger U.S. and non-U.S. competitors and new market entrants. Our products, which commonly use GNSS for basic location information, may be subject to competition from alternative location technologies such as simultaneous location and mapping technology. In our software and subscription services businesses, we face competition from a group of large, well-established companies, particularly in the areas of design software, enterprise resource planning (“ERP”) solutions, and collaboration and project management offerings. Our integrated hardware and software products may be subject to increasing competition from mass market devices such as smartphones and tablets used in conjunction with relatively inexpensive applications, which have not been heavily used for commercial applications in the past.
These competitive developments may require us to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, new computing platforms, and AI technology. Such competition has in the past resulted, and in the future may result, in price reductions, reduced margins, or loss of market share, any of which could decrease our revenue and growth rates. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales, and other resources than we do.
If we are unable to attract and retain qualified personnel, our business could be harmed
Our continued success depends, in part, on our ability to hire and retain qualified personnel, advance our corporate strategy, and preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers, including in areas of technology such as GNSS, software programming, information systems, data analytics, and AI. In addition, to increase revenues, we will be required to increase the size and productivity of our sales and channel management groups. Competition for qualified employees in our major locations is intense. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople, and key executive management, could disrupt our development efforts, sales results, business relationships, and our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our business, financial condition, and results of operations. In addition, any future reductions in force or other restructuring intended to improve operational efficiencies and operating costs, may adversely affect our ability to attract and retain qualified personnel.
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
Errors, viruses, or bugs may be present in software or hardware that we acquire or license from third parties and incorporate into our products or in third-party software or hardware that our customers use in conjunction with our products. Our customers’ proprietary software and network firewall protections may corrupt data from our products or create difficulties in implementing our solutions. Changes to third-party software or hardware that our customers use in conjunction with our software could also render our applications inoperable. Any errors, defects, or security vulnerabilities in our products or any defects in, or compatibility issues with, any third-party hardware or software or customers’ network environments discovered after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers, theft of trade secrets, data or intellectual property, and increased service and warranty cost, any of which could adversely affect our business, financial condition, and results of operations.
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
Our internal and customer-facing systems, and systems of third parties we rely upon, may be subject to cybersecurity breaches, disruptions, or delays
A cybersecurity incident in our own systems or the systems of our third-party providers may compromise the confidentiality, integrity, or availability of our own internal data, the availability of our products and websites designed to support our customers, or our customer data. Computer hackers, foreign governments, cybercriminals, or cyber terrorists may attempt to or succeed in penetrating our network security and our website. The availability and use of AI-enabled technologies also increase the sophistication and threat posed by such actors. Additionally, due to geopolitical tensions, such as the developments in the conflict between Russia and Ukraine and other geopolitical tensions, we and our third-party vendors may be vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking, or similar breaches and incidents from nation-state actors or affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our products and services. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third-party providers, or other misconduct. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information to gain access to data.
We have experienced security breaches in the past, and despite our efforts to maintain the security and integrity of our systems, it is impossible to eliminate this risk. Because the techniques used by computer hackers who may attempt to penetrate and sabotage our network security or our website change frequently, they may take advantage of weaknesses in third-party technology or standards of which we are unaware or that we do not control and may not be recognized until after they have been launched against a target. We may be unable to anticipate or counter these techniques. It is also possible that unauthorized access to customer data or confidential information may be obtained through inadequate use of security controls by customers, vendors, or business partners. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement, and maintain. Such efforts require ongoing monitoring and updating as technologies change, and efforts to overcome security measures become more sophisticated, and may limit the functionality of, or otherwise adversely impact our service offering and systems. A cybersecurity incident affecting our systems may also result in theft of our intellectual property, proprietary data, or trade secrets, which would compromise our competitive position, reputation, and operating results. We also may be required to notify regulators about any actual or perceived personal data breach (including the EU Lead Data Protection Authority) as well as the individuals who are affected by the incident within strict time periods.
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
We are dependent on new products and services, and if we are unable to successfully introduce them into the market or to effectively compete with new, disruptive product alternatives, our customer base may decline or fail to grow as anticipated
Our future revenue stream depends to a large degree on our ability to bring new products and services to market on a timely basis. We must continue to make significant investments in research and development to continue to develop new products and services, enhance existing products, and achieve market acceptance of such products and services. We may encounter problems in the future in innovating and introducing new products and services. Our development-stage products may not be successfully completed or, if developed, may not achieve significant customer acceptance. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve our goals as to the timing of introducing new technology products, or we could encounter increased costs. The timely availability and cost-effective production of these products in volume and their acceptance by customers are important to our future success. This was negatively impacted, for example, by the global supply chain shortage in 2021 and 2022. If we are unable to introduce new products and services, if other companies develop competing technology products and services, or if we do not develop compelling new products and services, our number of customers may not grow as anticipated, or may decline, which could harm our operating results.
Many of our offerings are increasingly focused on software and subscription services. The software industry is characterized by rapidly changing customer preferences, which require us to address multiple delivery platforms, new mobile devices, and cloud computing. Lifecycles of software products can be short, and this can exacerbate the risks associated with developing new products. The introduction of third-party solutions embodying new, disruptive technologies, the potentially transformative impact of AI, and the emergence of new industry standards could make our existing and future software solutions and other products obsolete or non-competitive. If we are not able to develop software and other solutions that address the increasingly sophisticated needs of our customers, or if we are unable to adapt to new platforms, technologies, including AI, or new industry standards that impact our markets, our ability to retain or increase market share could be adversely affected, harming our business, financial condition, and results of operations.
Our use of artificial intelligence, or AI, and generative AI tools presents risks and challenges that could adversely affect our business and require that we incur substantial costs
We use AI and generative AI tools in certain of our products, services, and operations, including customer service, data analytics, product development, and code creation. AI is a rapidly evolving and disruptive technology, and the long-term implications of its use are still uncertain. We expect that the increasing adoption and use of AI technologies will continue to accelerate and have significant impacts on our business and the industries we serve. Although we continue to invest in AI, there can be no assurance that our investments will be beneficial to our business. Our competitors may incorporate AI more quickly or successfully, and our solutions could become less competitive as a result. AI-related laws and regulations in the U.S.

and other countries are rapidly evolving and are subject to significant uncertainty, and could impose significant compliance costs, restrict certain AI applications, or require us to alter our AI-related practices.
AI may also produce erroneous or misleading content, and outputs that infringe on the IP or data privacy rights of others. Although we take measures to address the accuracy and appropriate use of generative AI content, including through internal AI policies and training, these efforts may not always be successful. Any failure by our personnel, contractors, or partners to adhere to our AI policies, or otherwise use AI in an inappropriate manner, could result in violations of confidentiality obligations and laws or regulations, jeopardize our IP rights, or expose our products or business systems to defects and malware, any of which could damage our business and result in reputational, technical, or competitive harm.
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
Many of our products use other radio frequency bands, such as the public land mobile radio bands, together with the GNSS signal, to provide enhanced GNSS capabilities, such as real-time kinematics precision. The continuing availability of these non-GNSS radio frequencies is essential to provide enhanced GNSS products to our precision survey, and construction machine controls markets. In addition, transmissions and emissions from other services and equipment operating in adjacent frequency bands or in-band may impair the utility and reliability of our products. Any regulatory changes in spectrum allocation or in allowable operating conditions could have a material adverse effect on our business, financial condition, and results of operations.
Many of our products rely on GNSS technology, GPS and other satellite systems, which may become degraded or inoperable and result in lost revenue
GNSS technology, GPS satellites, and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible intentional disruption. Many of the GPS satellites currently in orbit have outlived their expected lifespans and are subject to damage by the hostile space environment in which they operate. Repair of damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites below the 24-satellite standard established for GPS may impair the utility of the GPS system and the growth of current and additional market opportunities. In addition, natural phenomena such as solar storms, software updates to GPS satellites and ground control segments, and infrequent known constellation-related events, such as GPS week number rollover, may adversely affect our products and customers. We depend on public access to open technical specifications in advance of system updates to mitigate these problems, which may not be available or complete.
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
Many of our products use satellite signals available globally from the Russian GLONASS, China’s BeiDou, and the European Galileo GNSS Systems. Other countries have developed regional GNSS systems, such as India’s NavIC and Japan's QZSS, which we support in some products. National or European authorities may provide preferential access to signals to companies associated with their markets, including our competitors, which could harm our competitive position. Geopolitical tensions could also result in the restriction of our usage of such satellite signals. Use of non-U.S. GNSS signals are also subject to FCC regulation and to restrictions based upon international trade or geopolitical considerations. Certain government officials and other interested parties have questioned whether continued use of the Russian GLONASS and Chinese BeiDou GNSS signals violates FCC rules and policies. If use of these signals was restricted by the U.S. Government, we would be unable to develop and offer timely and competitive commercial products using these systems, or obtain timely and equal access to service signals, this could impact the performance of our products, harm our competitive position, and result in lost revenue.

Regulatory risks
Compliance with international and U.S. laws and regulations that apply to our international operations can be complex, and exposes us to various risks related to potential non-compliance
These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions or sanctions, export control laws, and laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and other anti-corruption laws, that have been the subject of a substantial increase in global enforcement. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold or that require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Also, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, and prohibitions or conditions on the conduct of our business. Any such violations could include prohibitions or conditions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, financial conditions, and results of operations.
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
We are subject to evolving and potentially conflicting data privacy and data security laws in the United States and other jurisdictions, which could adversely impact our business and require that we incur substantial costs
We are subject to a complex and evolving patchwork of data privacy and data security laws and regulations in the United States and other jurisdictions in which we operate. These laws and regulations impose numerous obligations on our business, including those relating to the collection, use, disclosure, transfer, destruction, and security of personal information. The requirements under these laws are often complex, vary by jurisdiction, and can be subject to unclear or conflicting interpretations. These laws may also carry significant penalties for non-compliance, including substantial fines and private litigation. Despite our efforts to comply with these obligations, our products, services, and operations may not fully comply with all applicable laws and regulations at all times.
Data privacy and data security laws and regulations may lack clarity and depend on regulators implementing further rules and guidance, which are often significantly delayed. Some countries are considering or have passed legislation that requires local storage and processing of data, including geospatial data, which could impact our ability to deliver cloud-based solutions in an efficient manner. International transfers of personal data present ongoing compliance challenges and complicate our business transactions and operations. In addition, the California Consumer Privacy Rights Act, as amended, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. Other U.S. states and the U.S. Congress have introduced, and a number of states have enacted, data privacy legislation, which may impact our business. Such legislation, amendments, and revisions to existing data privacy legislation, and other developments impacting data privacy and data protection may contain unclear and conflicting requirements, and may require us to modify our data processing practices and policies, increase the complexity of providing our products and services, and cause us to incur substantial costs in an effort to comply. Failure to comply may lead to significant fines and business interruption.
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
Financial and tax risks
Our debt could adversely affect our cash flow and prevent us from fulfilling our financial obligations
At the end of 2024, our total debt, comprised of senior notes, was $1.4 billion. When our senior notes mature, we will have to utilize significant resources to repay these senior notes or seek to refinance them. If we decide to refinance the senior notes, we may be required to do so on different or less favorable terms, which may adversely affect our results of operation. Any downgrade by credit rating agencies could adversely affect our cost of borrowing, limit our access to the capital markets, or result in more restrictive covenants in future debt agreements.
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
There are various financial covenants and other restrictions in our debt instruments, including a requirement to timely file our SEC reports. If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity, and we may not be able to repay the indebtedness that becomes due. A default under our debt instruments may also significantly affect our ability to obtain additional or alternative financing.
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

The jurisdictions where we do business may change tax laws, regulations, and interpretations on a prospective or retroactive basis and these potential changes could adversely affect our effective tax rates and impact our financial results. For example, the Tax Cuts and Jobs Act of 2017 is set to expire in 2025.
The Organization of Economic Cooperation and Development (“OECD”) introduced, and member countries agreed to, a framework that imposes a minimum tax of 15% to certain multinational enterprises. During 2024, certain member countries have implemented the framework, and while the impact to our 2024 financial results was minimal, we will continue to monitor and evaluate the implications.
We are currently in various stages of multiple year examinations by U.S. federal, state, and foreign taxing authorities. If taxing authorities of any jurisdiction were to successfully challenge a material tax position, we could become subject to higher taxes and our earnings could be adversely affected.
We may be affected by fluctuations in currency exchange rates
Approximately half of our revenue is derived from sales to customers outside of the U.S., and we are potentially exposed to adverse as well as beneficial movements in currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euro. Additionally, a portion of our expenses, such as the cost to manufacture and costs of personnel, are denominated in foreign currencies, primarily the Euro. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses, procurement of raw materials from sources outside the U.S., and overseas capital expenditures. We also conduct certain investing and financing activities in local currencies. Our foreign exchange forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements; therefore, changes in exchange rates could harm our business, financial condition, and results of operations.
Risks related to ownership of our stock
Our stock price is volatile
The market price of our common stock has been, and may continue to be, highly volatile. During 2024, our stock price ranged from $48.60 to $76.97. A variety of factors can cause the price of our common stock to fluctuate, perhaps substantially, including:
•quarterly fluctuations in our actual or anticipated operating results and order levels;
•announcements and reports of developments related to our business, financial statements and performance, our major customers and partners, and the industries in which we compete, or the industries in which our customers compete;
•delays in filing our SEC reports;
•security breaches;
•acquisition, divestiture, and joint venture announcements;
•new products or product enhancements announced or introduced by us or our competitors;
•disputes with respect to developments in patents or other intellectual property rights;
•developments in our relationships with our partners, customers, and suppliers;
•the imposition of tariffs or other trade barriers;
•political, economic, or social uncertainty, such as the developments in the conflict between Russia and Ukraine;
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
•changes in the U.S. or foreign policies on taxes, trade, tariffs, or spending;
•regional responses and restrictions related to global pandemics;
•the number of weeks in a fiscal period, which may differ period over period; and
•other risks, including those described below.
Seasonal variations in demand for our products may also affect our quarterly results. For instance, construction equipment revenue has historically been the highest in early spring. If we do not accurately forecast seasonal demand, we may be left with unsold inventory or have a shortage of inventory, which could adversely impact our business, financial conditions, and results of operations.
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
General risk factors
We have claims and lawsuits against us that may result in adverse outcomes
We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct business. Litigation and other claims are subject to inherent uncertainties, and the outcomes can be difficult to predict. Management may not adequately reserve for a contingent liability, or may suffer unforeseen liabilities, which could then impact the results of a financial period. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable which, if not expected, could harm our business, financial condition, and results of operations.
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
The uncertain nature, magnitude, and duration of hostilities stemming from the developments in the conflict between Russia and Ukraine, including effects of sanctions on the world economy and markets, possible retaliatory cyber-attacks, and supply chain disruptions, have contributed to increased market volatility and uncertainty, and could have an adverse impact on our business and could renew the prior supply chain challenges that we had faced. As a result of the ongoing military conflict in Ukraine, the United States, the United Kingdom, and the European Union governments, among others, implemented a series of sanctions packages against Russia. Further sanctions; embargoes; regional instability; geopolitical shifts, and adverse effects on macroeconomic conditions could lead to the unavailability and increased cost of raw materials, supplies, freight, and labor, and negatively impact currency exchange rates and our suppliers, customers, and potential consumer demand for our products, all of which could impact our business, financial condition, and results of operations.
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
For example, we have elected to share publicly our commitments and ongoing efforts in our Sustainability Report, where we address the importance of sustainability matters to our stakeholders and our Company. Our business may face increased scrutiny related to these activities, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, growth, business, financial condition, and results of operations.
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
Environmental, social, and governance matters and related reporting obligations may cause us to incur additional expenses or adversely impact our business or reputation
U.S. and international regulators, investors, and other stakeholders are increasingly focused on ESG matters. New domestic and international laws and regulations relating to ESG matters, including human capital, climate change, and cybersecurity are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. We communicate certain sustainability-related initiatives, goals, and/or other matters in our annual Sustainability Report, on our website, in our filings with the SEC, and elsewhere. For example, in 2022, we established science-based targets for Scope 1, 2, and 3 greenhouse gas emissions, certain commitments on sourcing renewable energy, and the goal to engage 70% of our suppliers in setting their own science-based targets. Implementation of our goals and targets may require capital improvements. Our ability to achieve any stated commitment, goal, target, or objective is subject to many factors and conditions, some of which are outside of our control, including the pace of changes in technology and the cooperation and/or availability of suppliers that can meet our sustainability standards. If we fail to achieve, are perceived to have failed or been delayed in achieving, or improperly report our progress toward achieving our publicly stated goals and commitments or compliance with U.S. and international ESG laws and regulations, our business reputation and our financial condition, and results of operations may be negatively impacted.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company takes a multifaceted approach to assessing, identifying, and managing material risks from cybersecurity threats. The cybersecurity risk management processes described below are integrated into the Company’s overall risk management system.
Each Trimble business has identified a dedicated expert to assess vulnerabilities, calculate risks, and determine where risk mitigation efforts are needed. These experts work with the Company’s Chief Information Security Officer (“CISO”) and alongside product engineering personnel, to review technical risk data that comes from our central risk tracking system, prioritize risk mitigation activities, and manage other risk management processes. We employ a variety of security protections in our digital systems, including access controls and logging, denial of service protection, and automated intrusion-prevention tools. We have a cybersecurity awareness program which covers topics such as phishing, social networking safety, password security, and mobile device usage. We have an information security training program, including an annual program of general security awareness for all employees and developer training throughout the year. We also conduct regular phishing simulations, with follow-up training as needed, for employees and contractors. We maintain an information security risk insurance policy.
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
We implement controls and procedures designed to measure and mitigate risk with third-party vendors and business partners who have access to sensitive information, including conducting a security risk assessment. Identified security risks are remediated or documented, and in some cases, the business relationship may be ended or not pursued. We also perform a vendor security assessment process for purchases over a certain minimum threshold.
Trimble’s incident response process is based on widely accepted industry frameworks, such as the cybersecurity framework set forth by the National Institute of Standards and Technology (“NIST”). Our framework includes steps to identify threat actors, contain the affected infrastructure, eradicate threat actor access, recover affected data or systems, and study lessons learned to help ensure any root causes are mitigated outside of the affected area.
Each year, our team of cybersecurity specialists builds a strategic vision of shared outcomes, which provides the basis for how cybersecurity risks are factored into the Company’s risk management initiatives. Along with the rest of the Company, the cybersecurity team, led by the CISO, sets goals for cybersecurity risk management that are then periodically tracked and reported back to the cybersecurity team and to our CEO and Audit Committee.
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
We have a dedicated team that is led by the CISO, who has a technical degree in computer science from an accredited public university and extensive experience in information technology and cybersecurity across multiple industries, including financial services and defense. The team comprises security engineers, detection specialists, and business cybersecurity experts. When the team identifies credible risks, we invoke our incident response process to track and manage the details, quickly manage exposures, assess potential customer impact, and facilitate consistent reporting to our CEO and to our Audit Committee.
Item 2. Properties
Our corporate headquarters is located in Westminster, Colorado, where we own approximately 250,000 square feet. We also currently own approximately 500,000 square feet in Dayton, Ohio. These facilities are used by all reporting segments. For financial information regarding leases, refer to Note 9 “Leases” in Item 8 of this report.
We believe that our existing facilities are adequate to support current and near-term operations.

Item 3. Legal Proceedings
From time to time, we are involved in litigation arising in the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries’ property is subject.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Company Stock Performance
Our common stock trades on NASDAQ under the symbol “TRMB.” The following graph compares the cumulative five-year total return provided to stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index, the S&P 500 Information Technology Index, and the S&P 500 Industrials Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on the last trading date of Trimble’s fiscal year 2019. Measurement points are the last trading day of each subsequent fiscal year.
Stock Repurchase Program
On January 28, 2024, our Board of Directors approved a new stock repurchase program (the “2024 Stock Repurchase Program”) authorizing up to $800.0 million in repurchases of our common stock. The 2024 Stock Repurchase Program replaced the prior stock repurchase program, which was approved in August 2021 and has been cancelled. At the end of 2024, there were remaining authorized funds of $625.0 million. The stock repurchase authorization does not have an expiration date.
There were no stock repurchases during the fourth quarter of 2024. During 2024, we repurchased approximately 2.9 million shares of common stock in open market purchases at an average price of $60.97 per share for a total of $175.0 million.
Subsequent to the end of the year 2024, the Board of Directors authorized a common stock repurchase authorization of up to $1.0 billion, which replaces the existing 2024 Stock Repurchase Program in the first quarter of 2025.
We may repurchase stock from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or other means. The timing and actual number of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available uses of capital, applicable legal requirements, and other factors. This program may be suspended, modified, or discontinued at any time without prior notice.
As of April 18, 2025, there were approximately 449 registered holders of record of our common stock.
Dividend Policy
We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this report. At this time, we intend to retain future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under “Risk Factors.” This section of this report generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this report can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K, for the year ended December 29, 2023.
EXECUTIVE LEVEL OVERVIEW
We are a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Our comprehensive work process solutions are used across a range of industries including architecture, building construction, civil engineering, geospatial, survey and mapping, natural resources, utilities, transportation, and government. Our representative customers include construction owners, contractors, engineering and construction firms, surveying companies, energy and utility companies, trucking companies, and state, federal, and municipal governments. Further information on our business is presented in Part I, Item 1, “Business” of this report.
Our growth strategy is centered on multiple elements:
•Execute on our Connect & Scale strategy;
•Deliver customer outcomes that can enable productivity, quality, safety, transparency, and environmental sustainability;
•Focus on software and services;
•Address attractive markets with significant growth and profitability potential;
•Capitalize on domain knowledge and technological innovation that benefit a diverse customer base;
•Drive geographic expansion with a localization strategy;
•Optimize go-to-market strategies to best access our markets; and
•Pursue strategic and targeted acquisitions, divestitures, joint ventures, and investments.
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $2,257.8 million, which represents growth of 14% year-over-year at the end of 2024. Excluding the impact of foreign currency, acquisitions, and divestitures, organic ARR growth was 14%. This shift toward recurring revenue has positively impacted our revenue mix, growth, and profitability over time and is leading to improved visibility in our businesses. Our software, services, and recurring revenue represented 76% and 67% of total revenue for 2024 and 2023. Additionally, we continue to maintain focus on increasing our mix of recurring revenue, which is accelerated by the Transporeon acquisition that closed in the second quarter of 2023 and the Ag divestiture that closed in the second quarter of 2024.
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
We acquire businesses that align with our long-term growth strategies including our strategic product roadmap and, conversely, we divest certain businesses that no longer fit those strategies. This is demonstrated by the 12 acquisitions and 23 divestitures that we have completed since 2020, including the Transporeon acquisition, the Ag divestiture, and the Mobility divestiture.
Mobility Divestiture
On September 14, 2024, we entered into a definitive agreement with Platform Science to sell our Mobility business. Subsequent to the end of the year 2024, the transaction closed on February 8, 2025 resulting in our ownership, or rights to acquire ownership of 32.5% of Platform Science’s expanded business with an approximate fair value of $248.7 million. The approximate fair value was determined based on unobservable inputs, including discounted cash flow projections, market comparables, and an option pricing model. We received (i) shares of preferred stock of Platform Science, with certain liquidation preferences, that represent 28.5% of Platform Science’s expanded business and (ii) warrants allowing us the rights to acquire 4% of Platform Science’s expanded business. The combined businesses aim to enhance driver experience, fleet safety, efficiency, and compliance by combining two cutting-edge in-cab commercial vehicle ecosystems, which gives customers access to more applications and offerings.
The assets and liabilities of Mobility were classified as held for sale beginning in the third quarter of 2024. A valuation allowance was established to reduce the carrying value of the disposal group assets to the approximate fair value of the consideration we would receive. As a result, we recorded a pre-tax loss of approximately $32.9 million included within Divestitures gain, net in our Consolidated Statements of Income in 2024.
Upon the closing of the transaction in the first quarter of 2025, we derecognized the assets and liabilities that were transferred and recorded our equity investment at its cost. Mobility was reported as a part of our T&L segment. See Note 4 “Divestitures” in Item 8 of this report.
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
Upon closing of the transaction in the second quarter of 2024, we recognized a pre-tax gain of $1.7 billion. The gain included $275.6 million for our retained 15% ownership interest in PTx Trimble, an LLC, which is reported as an equity method investment.
The formation of PTx Trimble is expected to better serve farmers with factory fit and aftermarket applications in the mixed fleet precision agriculture market to help farmers drive productivity, efficiency, and sustainability. Additionally, the transaction is expected to (i) simplify our Connect & Scale strategy, (ii) reduce risk of channel transition in the agriculture market, and (iii) enhance our financial profile and flexibility with a resulting higher mix of software, services, and recurring revenue.
We repaid $1.0 billion of our variable-rate debt through use of the net proceeds and expect to use the majority of the remaining proceeds after tax to repurchase stock.
Macroeconomic Conditions
Macroeconomic conditions continue to present significant challenges globally, driven by geopolitical tensions, tariff and trade policies, exchange rate and interest rate volatility, and persistent inflationary pressures. The heightened trade tensions and related imposition of tariffs between the United States and its trading partners, the extent and duration of these tariffs, and their impact on global economic conditions remain uncertain and depend on various factors, including international negotiations, policy responses, potential exemptions, and shifts in global supply and demand. These evolving dynamics may have a negative impact on our business operations. In response, we are closely monitoring global trade developments and considering ways to mitigate potential impacts on our business.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue, costs of sales, operating expenses, and related disclosures. We consider the accounting polices described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies. Our accounting policies are more fully described in Note 1 “Description of Business and Accounting Policies” in Item 8 of this report.
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
Judgment is required to determine stand-alone selling price (“SSP”) for each performance obligation. We use a range of amounts to estimate SSP and determine whether there is a discount to be allocated based on the relative SSP of the various products and services.  We estimate SSP considering multiple factors including but not limited to, our internal cost, pricing practices, sales channel, competitive positioning, and overall market and business environments. As our offerings and markets change, we may be required to reassess our estimated SSP and, as a result, the timing and classification of our revenue could be affected.
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
Business Combinations, Divestitures, and Goodwill and Purchased Intangible Assets
For business combinations, we allocate the purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. When determining the fair values, we make significant estimates and assumptions, especially concerning intangible assets. Critical estimates when valuing intangible assets include expected future cash flows based on consideration of revenue and revenue growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Any purchase consideration in excess of the fair values of the net assets acquired is recorded as goodwill.
When divesting a business, a significant portion of the gain or loss may be impacted by the goodwill allocated to the divested business and the fair value of any equity interests acquired in exchange for the disposal group. We allocate a portion of the applicable reporting unit’s goodwill to the divested business using the ratio of the fair value of the divested business compared to the fair value of the reporting unit. The fair value of the reporting units, divested businesses, and acquired equity interests is generally determined using a combination of the discounted cash flow method and the guideline company method. The significant assumptions used in the discounted cash flow model to estimate the fair values include certain assumptions that form the basis of the forecasted results, specifically, revenue, revenue growth rates, and discount rates. These significant assumptions are forward looking and could be affected by future economic and market conditions.
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

RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	2024	2023	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$1,284.0	$1,771.7	$(487.7)	(28)%
Subscription and services	2,399.3	2,027.0	372.3	18%
Total revenue	$3,683.3	$3,798.7	$(115.4)	(3)%
Gross margin	$2,396.3	$2,332.8	$63.5	3%
Gross margin as a % of revenue	65.1%	61.4%
Operating income	$460.7	$448.8	$11.9	3%
Operating income as a % of revenue	12.5%	11.8%
Diluted earnings per share	$6.09	$1.25	$4.84	387%

Non-GAAP operating income (1)	$937.2	$934.7	$2.5	—%
Non-GAAP operating income as a % of revenue (1)	25.4%	24.6%
Non-GAAP diluted earnings per share (1)	$2.85	$2.66	$0.19	7%

Annualized Recurring Revenue (“ARR”) (1)	$2,257.8	$1,982.3	$275.5	14%

(1)    Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this report for definitions.
Basis of Presentation
We use a 52–53 week fiscal year ending on the Friday nearest to December 31, which for 2024 was January 3, 2025. 2024 was a 53-week year and 2023 was a 52-week year. 2025 will be a 52-week year.
Year 2024 Compared with Year 2023
Revenue

	2024
Change versus 2023	% Change
	Product	Subscription and Services	Total Revenue
Change in Revenue	(28)%	18%	(3)%
Acquisitions	2%	2%	2%
Divestitures	(21)%	(1)%	(10)%
Organic growth	(9)%	17%	5%
Organic total revenue increased due to the increased mix of subscription and services revenue and the impact of the additional week in fiscal 2024.
Organic product revenue decreased due to lower Ag demand in the first quarter and higher U.S. federal government sales of Surveying hardware in the prior year.
Organic subscription and services revenue increased primarily due to strong growth in subscription and software term licenses in all segments, primarily AECO, and to a lesser extent, the impact of the additional week.
Gross Margin
Gross margin increased due to the organic growth of higher margin software and subscription sales, including the impact of the additional week, partially offset by the divestiture of Ag margin hardware sales.
Gross margin as a percentage of revenue increased due to the organic growth of higher margin software and subscription sales and the divestiture of Ag’s lower margin hardware sales.

Operating Income
Operating income and operating income as a percentage of revenue increased primarily due to organic growth and associated gross margin expansion and to a lesser extent, the impact of the additional week. The increase was partially offset by the Ag divestiture and higher acquisition and divestiture transaction costs.
Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

	2024	2023	Dollar Change	% Change
(In millions)
Research and development	$662.3	$664.3	$(2.0)	—%
Percentage of revenue	18.0%	17.5%
Sales and marketing	$603.8	$583.0	$20.8	4%
Percentage of revenue	16.4%	15.3%
General and administrative	$547.9	$487.5	$60.4	12%
Percentage of revenue	14.9%	12.8%
Total	$1,814.0	$1,734.8	$79.2	5%
R&D expense decreased primarily due to the impact of the divestiture, partially offset by expense related to Transporeon, and to a lesser extent, the impact of the additional week. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased slightly primarily due to higher compensation expense, including commissions, and the impact of the additional week, partially offset by the impact of the Ag divestiture.
G&A expense increased primarily due to divestiture transaction costs, and to a lesser extent, investments related to our Connect & Scale strategy and the impact of the additional week. The increase was partially offset by the impact of the Ag divestiture.
Amortization of Purchased Intangible Assets
The following table shows amortization of purchased intangible assets for the periods indicated:

	2024	2023	Dollar Change	% Change
(In millions)
Cost of sales	$93.3	$108.7	$(15.4)	(14)%
Operating expenses	105.7	103.6	2.1	2%
Total amortization expense of purchased intangibles	$199.0	$212.3	$(13.3)	(6)%

Total amortization expense of purchased intangibles as a percentage of revenue	5%	6%
In 2024, total amortization expense of purchased intangibles decreased primarily due to the expiration of prior years’ acquisition amortization, partially offset by the amortization of intangibles acquired from the Transporeon acquisition, which was not applicable in the first quarter of 2023.
Non-Operating Income (Expense), Net
The following table shows non-operating income (expense), net for the periods indicated:

	2024	2023	Dollar Change	% Change
(In millions)
Divestitures gain, net	$1,687.9	$9.2	$1,678.7	18247%
Interest expense, net	(90.7)	(161.0)	70.3	(44)%
(Loss) income from equity method investments, net	(48.1)	28.1	(76.2)	(271)%
Other (loss) income, net	(3.9)	31.9	(35.8)	(112)%
Total non-operating income (expense), net	$1,545.2	$(91.8)	$1,637.0	(1783)%
Non-operating income, net increased primarily due to the Ag divestiture gain and lower interest expense. These increases were partially offset by lower joint-venture profitability, including $52.7 million of our proportionate share of PTx Trimble’s goodwill impairment and a prior year foreign currency hedging gain associated with the acquisition of Transporeon that was included in Other (loss) income, net.

Income Tax Provision
Our provision for income taxes in 2024 increased by $455.8 million compared to 2023, primarily due to the gain from the Ag divestiture. Our effective income tax rate for 2024 and 2023 were 25.0% and 12.8%. The increase in the tax rate was primarily due to gains from the Ag divestiture.
Results by Segment
We report our financial performance, including revenue and operating income, based on three reportable segments: AECO, Field Systems, and T&L.
Our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) views and evaluates operations based on the results of our reportable operating segments under our management reporting system. These results are not necessarily in conformance with U.S. GAAP. For additional discussion of our segments, refer to Note 7 “Reporting Segment and Geographic Information” in Item 8 of this report.
The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	2024	2023	Dollar Change	% Change
(In millions)
AECO
Segment revenue	$1,358.6	$1,110.5	$248.1	22%
Segment revenue as a % of total revenue	37%	29%
Segment operating income	$463.6	$329.0	$134.6	41%
Segment operating income as a % of segment revenue	34.1%	29.6%
Field Systems
Segment revenue	$1,535.9	$1,967.9	$(432.0)	(22)%
Segment revenue as a % of total revenue	42%	52%
Segment operating income	$442.0	$603.5	$(161.5)	(27)%
Segment operating income as a % of segment revenue	28.8%	30.7%
T&L
Segment revenue	$788.8	$720.3	$68.5	10%
Segment revenue as a % of total revenue	21%	19%
Segment operating income	$155.1	$118.2	$36.9	31%
Segment operating income as a % of segment revenue	19.7%	16.4%
The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	2024	2023
(In millions)
Total segment operating income	$1,060.7	$1,050.7
Unallocated general corporate expenses	(123.5)	(116.0)
Amortization of purchased intangible assets	(199.0)	(212.3)
Acquisition / divestiture items	(81.6)	(72.4)
Stock-based compensation / deferred compensation	(163.5)	(151.1)
Restructuring and other costs	(32.4)	(50.1)
Consolidated operating income	460.7	448.8
Total non-operating income (expense), net	1,545.2	(91.8)
Consolidated income before taxes	$2,005.9	$357.0

AECO

Change versus 2023	2024
% Change
Change in Revenue - AECO	22%
Divestitures	(1)%
Foreign currency exchange	1%
Organic growth	22%
Organic revenue increased due to strong demand for subscription offerings, particularly for Viewpoint, Architecture and Design, and to a lesser extent, MEP and Structures offerings. Additionally, the increase was driven by the impact of the additional week of subscription and term license revenue in the fourth quarter, including Structures annual term license renewals on January 1, 2025.
Operating income and operating income as a percentage of revenue increased primarily due to strong organic revenue growth and gross margin expansion, partially offset by increased operating expense associated with double digit revenue growth.
Field Systems

Change versus 2023	2024
% Change
Change in Revenue - Field Systems	(22)%
Acquisitions	1%
Divestitures	(19)%
Organic growth	(4)%
Organic revenue decreased primarily due to higher U.S. federal government sales of Surveying products in the prior year, partially offset by Civil Construction and Advanced Positioning sales growth in the current year. Additionally, the decrease was due to slower Ag demand in the first quarter of 2024, before the business was divested in the second quarter of 2024.
Operating income and operating income as a percentage of revenue decreased primarily due to the impact of the Ag divestiture.
T&L

Change versus 2023	2024
% Change
Change in Revenue - T&L	10%
Acquisitions	6%
Divestitures	(1)%
Organic growth	5%
Organic revenue increased primarily driven by Transporeon, MAPS, and Enterprise subscription revenue growth, partially offset by lower Mobility sales.
Operating income and operating income as a percentage of revenue increased primarily due to organic revenue growth and gross margin expansion. The increase was also driven by the impact of the Transporeon acquisition, which closed in the second quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES

At the End of Year	2024	2023	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents (1)	$747.8	$238.9	$508.9	213%
As a percentage of total assets	7.9%	2.5%
Principal balance of outstanding debt	$1,400.0	$3,080.4	$(1,680.4)	(55)%

Years	2024	2023	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$531.4	$597.1	$(65.7)	(11)%
Net cash provided by (used in) investing activities	1,861.1	(2,068.1)	3,929.2	(190)%
Net cash (used in) provided by financing activities	(1,864.2)	1,431.5	(3,295.7)	(230)%
Effect of exchange rate changes on cash and cash equivalents	(19.4)	7.4	(26.8)	(362)%
Net increase (decrease) in cash and cash equivalents	$508.9	$(32.1)

(1) Includes $9.0 million and $9.1 million of cash and cash equivalents classified as held for sale as of January 3, 2025 and December 29, 2023.
Operating Activities
The decrease in cash provided by operating activities was primarily driven by higher tax payments associated with the Ag divestiture gain, and higher accounts receivable due to the impact of the additional week in the fourth quarter of 2024. The decrease was partially offset by lower net working capital requirements associated with a greater mix of subscription and services revenue and higher deferred revenue due to the impact of the additional week.
Investing Activities
The increase in cash provided by investing activities was primarily due to the $1.9 billion of proceeds received from the Ag divestiture in the current year, as compared to the $2.0 billion payment in the prior year for the acquisition of Transporeon.
Financing Activities
The increase in cash used in financing activities was primarily driven by the $1.7 billion repayment of debt in the current year, as compared to the prior year’s $2.0 billion of proceeds from the issuance of debt for the acquisition of Transporeon, partially offset by the $500.0 million repayment of debt.
Cash and Cash Equivalents
We believe that our cash and cash equivalents and available borrowing capacity under our existing lines of credit, along with cash provided by operations, will be sufficient in the foreseeable future to meet our anticipated operating cash needs, including expenditures related to our Connect & Scale strategy, debt service, acquisitions, and any stock repurchases under the stock repurchase program.
Our 2022 credit facility allows us to borrow up to $1.25 billion, with an option to increase the borrowings up to $1.75 billion with lender approval. As of January 3, 2025, there was no outstanding debt under the 2022 credit facility.
Our 2024 senior notes totaling $400.0 million matured and were paid in December 2024.
In the second quarter of 2024, we completed the Ag divestiture and received $1.9 billion of cash proceeds, subject to working capital adjustments. The total tax payment for the transaction is $367.8 million, of which $122.0 million was paid in 2024, with the remaining amount to be paid in 2025. We used a portion of the proceeds to repay $1.0 billion of term loans and expect to use the majority of the remaining proceeds after tax to repurchase stock.
Our material cash requirements include the following contractual and other obligations and cash needs:
Leases
We have operating leases primarily for certain of our major facilities including corporate offices, research and development facilities, and manufacturing facilities. Operating leases represent undiscounted lease payments and include short-term leases. At the end of 2024, we had fixed lease payment obligations of $182.1 million, with $39.4 million payable within the next 12 months. Refer to Note 9 “Leases” in Item 8 of this report for additional information regarding our leases.
Tax Payable
At the end of 2024, we had income taxes payable of $325.0 million, which are payable within the next 12 months.

In addition, we have unrecognized tax benefits of $78.2 million included in Other non-current liabilities, including interest and penalties. At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability. Refer to Note 13 “Income Taxes” in Item 8 of this report for additional information regarding our taxes.
Other Purchase Obligations and Commitments
Purchase obligations and commitments primarily relate to investments in our platform associated with our Connect & Scale strategy and non-cancellable inventory commitments. At the end of 2024, we had operating purchase obligations and commitments of $470.7 million, with $235.4 million payable within the next 12 months. Other than the items discussed above, we do not have any off-balance sheet financing arrangements or liabilities.
Debt
At the end of 2024, we had outstanding fixed-rate senior notes with varying maturities for an aggregate principal amount of $1.4 billion. Future interest payments total $517.7 million, with $78.2 million payable within the next 12 months. During 2024, we made $1.7 billion in debt payments through the use of the net proceeds from the Ag divestiture and cash on hand. Refer to Note 8 “Debt” in Item 8 of this report for additional information regarding our debt.
Stock Repurchase Program
Subsequent to the end of the year 2024, the Board of Directors authorized a common stock repurchase authorization of up to $1.0 billion, which replaces the existing 2024 Stock Repurchase Program in the first quarter of 2025. We may repurchase stock from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or other means. The stock repurchase program does not obligate us to acquire any specific number of shares. Refer to Note 15 “Common Stock Repurchase” in Item 8 of this report for additional information regarding our stock repurchase program.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements is disclosed in Note 1 “Description of Business and Accounting Policies” in Item 8 of this report.
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
In addition to providing non-GAAP financial measures, we disclose ARR to give the investors supplementary indicators of the value of our current recurring revenue contracts. ARR represents the estimated annualized value of recurring revenue. ARR is calculated by taking our subscription and maintenance and support for the current quarter and adding the portion of the contract value of all our term licenses attributable to the current quarter, then dividing that sum by the number of days in the quarter and then multiplying that quotient by 365. Organic ARR refers to annualized recurring revenue excluding the impacts of (i) foreign currency translation, and (ii) acquisitions and divestitures that closed in the prior 12 months. ARR and organic ARR should be viewed independently of revenue and deferred revenue as they are performance measures and are not intended to be combined with or to replace either of those items.

The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		Years
		2024		2023

		Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$3,683.3		$3,798.7
GROSS MARGIN:
GAAP gross margin:		$2,396.3	65.1%	$2,332.8	61.4%
Amortization of purchased intangible assets	(A)	93.3		108.7
Acquisition / divestiture items	(B)	—		0.5
Stock-based compensation / deferred compensation	(C)	17.4		15.0
Restructuring and other costs	(D)	3.6		(0.1)
Non-GAAP gross margin:		$2,510.6	68.2%	$2,456.9	64.7%
OPERATING EXPENSES:
GAAP operating expenses:		$1,935.6	52.6%	$1,884.0	49.6%
Amortization of purchased intangible assets	(A)	(105.7)		(103.6)
Acquisition / divestiture items	(B)	(81.6)		(71.9)
Stock-based compensation / deferred compensation	(C)	(146.1)		(136.1)
Restructuring and other costs	(D)	(28.8)		(50.2)
Non-GAAP operating expenses:		$1,573.4	42.7%	$1,522.2	40.1%
OPERATING INCOME:
GAAP operating income:		$460.7	12.5%	$448.8	11.8%
Amortization of purchased intangible assets	(A)	199.0		212.3
Acquisition / divestiture items	(B)	81.6		72.4
Stock-based compensation / deferred compensation	(C)	163.5		151.1
Restructuring and other costs	(D)	32.4		50.1
Non-GAAP operating income:		$937.2	25.4%	$934.7	24.6%
NON-OPERATING (EXPENSE) INCOME, NET:
GAAP non-operating (expense) income, net:		$1,545.2		$(91.8)
Acquisition / divestiture items	(B)	(1,688.5)		(36.5)
Deferred compensation	(C)	(4.9)		(5.8)
Restructuring and other costs	(D)	64.1		1.3
Non-GAAP non-operating expense, net:		$(84.1)		$(132.8)

			GAAP and Non-GAAP Tax Rate %		GAAP and Non-GAAP Tax Rate %
			(G)		(G)
INCOME TAX PROVISION:
GAAP income tax provision:		$501.5	25.0%	$45.7	12.8%
Non-GAAP items tax effected	(E)	(288.1)		56.9
Difference in GAAP and Non-GAAP tax rate	(F)	(64.7)		35.6
Non-GAAP income tax provision:		$148.7	17.4%	$138.2	17.2%

NET INCOME:
GAAP net income:		$1,504.4		$311.3
Amortization of purchased intangible assets	(A)	199.0		212.3
Acquisition / divestiture items	(B)	(1,606.9)		35.9
Stock-based compensation	(C)	158.6		145.3
Restructuring and other costs	(D)	96.5		51.4
Non-GAAP tax adjustments	(E) - (F)	352.8		(92.5)
Non-GAAP net income:		$704.4		$663.7
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share:		$6.09		$1.25
Amortization of purchased intangible assets	(A)	0.80		0.85
Acquisition / divestiture items	(B)	(6.50)		0.14

		Years
		2024		2023

		Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue
Stock-based compensation	(C)	0.64		0.58
Restructuring and other costs	(D)	0.39		0.21
Non-GAAP tax adjustments	(E) - (F)	1.43		(0.37)
Non-GAAP diluted net income per share:		$2.85		$2.66
ADJUSTED EBITDA:
GAAP operating income:		$460.7	12.5%	$448.8	11.8%
Amortization of purchased intangible assets	(A)	199.0		212.3
Acquisition / divestiture items	(B)	81.6		72.4
Stock-based compensation	(C)	163.5		151.1
Restructuring and other costs	(D)	32.4		50.1
Non-GAAP operating income:		937.2	25.4%	934.7	24.6%
Depreciation expense and cloud computing amortization		49.3		46.9
Income from equity method investments, net		13.9		28.1
Adjusted EBITDA		$1,000.4	27.2%	$1,009.7	26.6%
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
Non-GAAP income tax provision
We define Non-GAAP income tax provision as GAAP income tax provision, excluding charges and benefits such as net deferred tax impacts resulting from the non-U.S. intercompany transfer of intellectual property, deferred tax impacts from global intangible low-taxed income, and significant reserve releases upon the statute of limitations expirations. We believe this measure helps investors because it provides for consistent treatment of excluded items in our non-GAAP presentation and a difference in the GAAP and non-GAAP tax rates.
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
Adjusted EBITDA
We define Adjusted EBITDA as non-GAAP operating income plus depreciation expense, cloud computing amortization, and income from equity method investments, net, excluding our proportionate share of items such as goodwill impairment, amortization of purchased intangibles, stock-based compensation, and restructuring costs. Other companies may define Adjusted EBITDA differently. Adjusted EBITDA is a performance measure that we believe offers a useful view of the overall operations of our business because it facilitates operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense, net), income taxes, depreciation, amortization of purchased intangibles and cloud computing costs, and income from equity method investments, net.
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
(D).Restructuring and other costs. Non-GAAP gross margin and operating expenses exclude restructuring and other costs comprised of termination benefits related to reductions in employee headcount and closure or exit of facilities, expenses related to the 2023 re-audit, as well as a $20 million commitment to donate to the Trimble Foundation that was paid over four quarters ending in the first quarter of 2023. Non-GAAP non-operating expense net, excludes our proportionate share of items recorded in income from equity method investment items, such as goodwill impairment, amortization of purchased intangibles, stock-based compensation, and restructuring costs.
(E).Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) through (D) on non-GAAP net income.
(F).Difference in GAAP and non-GAAP tax rate. This amount represents the difference between the GAAP and non-GAAP tax rates applied to the non-GAAP operating income plus the non-GAAP non-operating expense, net. The non-GAAP tax rate excludes charges and benefits such as (i) deferred tax impacts from tax amortization relating to a non-U.S. intercompany transfer of intellectual property, (ii) deferred tax impacts from global intangible low-taxed income, and (iii) significant reserve releases upon statute of limitations expirations.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In 2024, changes in foreign currency exchange rates had a favorable impact of $2.7 million on revenue and $5.9 million on operating income.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables, primarily denominated in Euro, Canadian Dollars, New Zealand Dollars, British Pound, and Australian Dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. We occasionally enter into foreign currency exchange contracts to hedge the purchase price of some of our larger business acquisitions.
Our foreign currency contracts are marked-to-market through earnings every period and generally range in maturity from one to two months. We do not enter into foreign currency contracts for trading purposes. Foreign currency contracts outstanding at the end of 2024 and 2023 are summarized as follows:

	At the End of 2024		At the End of 2023
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(624.0)	$(8.2)	$(120.3)	$0.3
Sold	24.0	—	50.8	(0.3)

Item 8. Financial Statements and Supplementary Data

TRIMBLE INC.

TRIMBLE INC.
CONSOLIDATED BALANCE SHEETS

At the End of Year	2024	2023
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$738.8	$229.8
Accounts receivable, net	725.8	706.6
Inventories	194.3	235.7
Prepaid expenses	103.3	89.8
Other current assets	196.2	147.8
Assets held for sale	312.0	421.2
Total current assets	2,270.4	1,830.9
Property and equipment, net	188.4	202.5
Operating lease right-of-use assets	123.5	124.0
Goodwill	4,988.4	5,350.6
Other purchased intangible assets, net	998.1	1,243.5
Deferred income tax assets	294.4	412.3
Equity investments	361.0	127.7
Other non-current assets	264.1	247.8
Total assets	$9,488.3	$9,539.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$530.4
Accounts payable	161.6	165.3
Accrued compensation and benefits	227.2	181.2
Deferred revenue	800.4	663.1
Income taxes payable	325.0	39.7
Other current liabilities	211.2	201.3
Liabilities held for sale	62.6	48.3
Total current liabilities	1,788.0	1,829.3
Long-term debt	1,390.6	2,536.2
Deferred revenue, non-current	95.6	98.3
Deferred income tax liabilities	199.9	287.8
Operating lease liabilities	123.4	121.9
Other non-current liabilities	145.5	165.7
Total liabilities	3,743.0	5,039.2
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 245.8 and 246.5 shares issued and outstanding at the end of 2024 and 2023	0.2	0.2
Additional paid-in-capital	2,369.4	2,214.6
Retained earnings	3,757.6	2,437.4
Accumulated other comprehensive loss	(381.9)	(152.1)
Total stockholders' equity	5,745.3	4,500.1
Total liabilities and stockholders' equity	$9,488.3	$9,539.3
See accompanying Notes to the Consolidated Financial Statements.

TRIMBLE INC.
CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)	2024	2023	2022
Revenue:
Product	$1,284.0	$1,771.7	$1,986.1
Subscription and services	2,399.3	2,027.0	1,690.2
Total revenue	3,683.3	3,798.7	3,676.3
Cost of sales:
Product	698.3	875.0	1,040.8
Subscription and services	495.4	482.2	444.9
Amortization of purchased intangible assets	93.3	108.7	85.0
Total cost of sales	1,287.0	1,465.9	1,570.7
Gross margin	2,396.3	2,332.8	2,105.6
Operating expense:
Research and development	662.3	664.3	542.1
Sales and marketing	603.8	583.0	553.6
General and administrative	547.9	487.5	422.2
Restructuring	15.9	45.6	30.2
Amortization of purchased intangible assets	105.7	103.6	46.6
Total operating expense	1,935.6	1,884.0	1,594.7
Operating income	460.7	448.8	510.9
Non-operating income (expense), net:
Divestitures gain, net	1,687.9	9.2	99.0
Interest expense, net	(90.7)	(161.0)	(71.1)
(Loss) income from equity method investments, net	(48.1)	28.1	31.1
Other (loss) income, net	(3.9)	31.9	(0.8)
Total non-operating income (expense), net	1,545.2	(91.8)	58.2
Income before taxes	2,005.9	357.0	569.1
Income tax provision	501.5	45.7	119.4
Net income	$1,504.4	$311.3	$449.7
Earnings per share:
Basic	$6.13	$1.26	$1.81
Diluted	$6.09	$1.25	$1.80
Shares used in calculating earnings per share:
Basic	245.5	247.9	248.6
Diluted	247.2	249.1	250.2
See accompanying Notes to the Consolidated Financial Statements.

TRIMBLE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2024	2023	2022
(In millions)
Net income	$1,504.4	$311.3	$449.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(227.2)	86.4	(81.6)
Net change related to derivatives and other	(2.6)	(3.6)	8.4
Comprehensive income	$1,274.6	$394.1	$376.5
See accompanying Notes to the Consolidated Financial Statements.

TRIMBLE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2021	250.9	$0.3	$1,935.6	$2,170.5	$(161.7)	$3,944.7
Net income				449.7		449.7
Other comprehensive loss	—	—	—	—	(73.2)	(73.2)
Issuance of common stock under employee plans, net of tax withholdings	2.0	—	29.6	(43.2)	—	(13.6)
Stock repurchases	(6.0)	(0.1)	(47.6)	(347.0)	—	(394.7)
Stock-based compensation	—	—	137.3	—	—	137.3
Balance at the end of 2022	246.9	$0.2	$2,054.9	$2,230.0	$(234.9)	$4,050.2
Net income	—	—	—	311.3	—	311.3
Other comprehensive income	—	—	—	—	82.8	82.8
Issuance of common stock under employee plans, net of tax withholdings	2.0	—	31.6	(24.9)	—	6.7
Stock repurchases	(2.4)	—	(21.0)	(79.0)	—	(100.0)
Stock-based compensation	—	—	149.1	—	—	149.1
Balance at the end of 2023	246.5	$0.2	$2,214.6	$2,437.4	$(152.1)	$4,500.1
Net income	—	—	—	1,504.4	—	1,504.4
Other comprehensive loss	—	—	—	—	(229.8)	(229.8)
Issuance of common stock under employee plans, net of tax withholdings	2.2	—	28.6	(35.1)	—	(6.5)
Stock repurchases	(2.9)	—	(26.0)	(149.1)	—	(175.1)
Stock-based compensation	—	—	152.2	—	—	152.2
Balance at the end of 2024	245.8	$0.2	$2,369.4	$3,757.6	$(381.9)	$5,745.3
See accompanying Notes to the Consolidated Financial Statements.

TRIMBLE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	2024	2023	2022
Cash flow from operating activities:
Net income	$1,504.4	$311.3	$449.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232.0	250.6	171.8
Deferred income taxes	27.0	(104.6)	(40.0)
Stock-based compensation	158.6	145.4	120.4
Divestitures gain, net	(1,687.9)	(9.2)	(99.0)
Other, net	93.9	11.6	41.7
(Increase) decrease in assets:
Accounts receivable, net	(135.1)	(36.4)	(55.4)
Inventories	11.0	67.6	(113.5)
Other current and non-current assets	(116.3)	(67.2)	(46.3)
Increase (decrease) in liabilities:
Accounts payable	5.7	(12.4)	(24.8)
Accrued compensation and benefits	56.5	20.8	(54.2)
Deferred revenue	168.5	26.0	108.6
Income taxes payable	265.6	(4.0)	(38.3)
Other current and non-current liabilities	(52.5)	(2.4)	(29.5)
Net cash provided by operating activities	531.4	597.1	391.2
Cash flow from investing activities:
Proceeds from divestitures	1,923.4	17.0	215.4
Acquisitions of businesses, net of cash acquired	(22.0)	(2,088.9)	(373.5)
Purchases of property and equipment	(33.6)	(42.0)	(43.2)
Other, net	(6.7)	45.8	(25.0)
Net cash provided by (used in) investing activities	1,861.1	(2,068.1)	(226.3)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	(6.5)	6.7	(13.6)
Repurchases of common stock	(175.0)	(100.0)	(394.7)
Proceeds from debt and revolving credit lines	521.2	3,847.1	814.8
Payments on debt and revolving credit lines	(2,199.4)	(2,292.9)	(590.2)
Other, net	(4.5)	(29.4)	(15.3)
Net cash (used in) provided by financing activities	(1,864.2)	1,431.5	(199.0)
Effect of exchange rate changes on cash and cash equivalents	(19.4)	7.4	(20.6)
Net increase (decrease) in cash and cash equivalents	508.9	(32.1)	(54.7)
Cash and cash equivalents - beginning of period (1)	238.9	271.0	325.7
Cash and cash equivalents - end of period (1)	$747.8	$238.9	$271.0

Supplemental cash flow disclosure:
Cash paid for interest	$140.4	$133.7	$73.1
Cash tax paid, net, excluding tax for the Ag divestiture	106.1	168.0	197.3
Cash tax paid for the Ag divestiture	122.0	—	—
Non-cash equity investment (Note 4)
(1) Includes $9.0 million and $9.1 million of cash and cash equivalents classified as held for sale as of January 3, 2025 and December 29, 2023.
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Trimble Inc. (“we” or “our” or “us”) is incorporated in the State of Delaware since October 2016.
We are a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. We focus on transforming the way the world works by delivering products and services that connect the physical and digital worlds. We generate revenue primarily through the sale of our hardware, software, subscriptions, maintenance and support, and professional services.
Basis of Presentation
These Consolidated Financial Statements include our results of our consolidated subsidiaries. Intercompany accounts and transactions have been eliminated.
We use a 52–53 week fiscal year ending on the Friday nearest to December 31. 2024 was a 53-week year and 2023 and 2022 were 52-week years ending on January 3, 2025, December 29, 2023, and December 30, 2022. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.
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
Reportable Segments
As a result of the Ag divestiture and our Chief Operating Decision Maker’s (“CODM”) revised organizational structure, effective in the first quarter of 2024, we reorganized our businesses under a new segment structure. This structure brings similar businesses together, which is expected to enhance our ability to achieve scale and growth consistent with our strategy. We report our financial performance, including revenue and operating income, based on three updated segments: (i) Architects, Engineers, Construction and Owners (“AECO”), (ii) Field Systems, and (iii) Transportation and Logistics(“T&L”). Prior years’ information have been adjusted to reflect the change in segment reporting.
Our CODM views and evaluates operations based on the results of our reportable operating segments under our management reporting system.
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
Judgment is required to determine SSP for each performance obligation. We use a range of amounts to estimate SSP and determine whether there is a discount to be allocated based on the relative SSP of the various products and services.  We estimate SSP considering multiple factors including but not limited to, our internal cost, pricing practices, sales channel, competitive positioning, and overall market and business environments. As our offerings and markets change, we may be required to reassess our estimated SSP and, as a result, the timing and classification of our revenue could be affected.

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
Deferred Costs to Obtain Customer Contracts
Sales commissions incurred in obtaining contracts that include maintenance or subscription revenue are deferred if the contractual term is greater than a year or if renewals are expected, and the renewal commission is not commensurate with the initial commission. These commission costs are deferred and amortized over the estimated benefit period, which is either the contract term or the shorter of customer life or product life, which ranges from three to seven years.
At the end of 2024 and 2023, deferred costs to obtain customer contracts were $124.3 million and $96.4 million. These costs are included in Other non-current assets in the Consolidated Balance Sheets. Amortization expense related to deferred costs to obtain customer contracts was $55.2 million, $39.5 million, and $32.0 million for 2024, 2023, and 2022. This expense is included in Sales and marketing expense in our Consolidated Statements of Income.
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

We maintain an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Each reporting period, we evaluate the collectability of our trade accounts receivable based on a number of factors, such as age of the accounts receivable balances, credit quality, historical experience, and current and future economic conditions that may affect a customer’s ability to pay. At the end of 2024 and 2023, the allowances for credit losses were immaterial.
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
Property and Equipment, Net
Property and equipment are depreciated using the straight-line method over the shorter of the estimated useful lives or the lease terms when applicable. Useful lives generally range from four to six years for machinery and equipment, five to ten years for furniture and fixtures, two to five years for computer equipment and software, thirty-nine years for buildings, and the life of the lease for leasehold improvements. Included in the software category, internal-use software includes certain costs to purchase, develop, and implement the software during the application development phase.
Cloud Computing Arrangements
Costs incurred for certain cloud-based software hosting arrangements are capitalized for application development activities, and for preliminary project and post-implementation activities. Our capitalized development costs are amortized using the straight-line method over the remaining non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses” and “Other non-current assets” in our Consolidated Balance Sheets. Capitalized costs net of accumulated amortization were $64.1 million and $58.0 million at the end of 2024 and 2023. Amortization expense was $16.3 million, $8.7 million, and $4.5 million in 2024, 2023, and 2022.
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
Business Combinations
We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. When determining the fair values, we make significant estimates and assumptions, especially concerning intangible assets. Critical estimates when valuing intangible assets include expected future cash flows based on consideration of revenue and revenue growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Any purchase consideration in excess of the fair values of the net assets acquired is recorded as goodwill.
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
When performing a quantitative approach, we compare the reporting unit’s carrying amount, including goodwill, to the reporting unit’s fair value. The estimation of a reporting unit’s fair value involves using estimates and assumptions, including expected future operating performance using risk-adjusted discount rates. If the reporting unit’s carrying amount exceeds its fair value, an impairment loss is recognized.
Intangible Assets
Intangible assets acquired in a business combination are recorded at fair value. Our intangible assets are amortized using the straight-line method over their estimated useful lives, which range from three to eleven years and have a weighted-average useful life of approximately nine years. We write off fully amortized intangible assets when those assets are no longer used.
We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable based on their future cash flows. The estimated future cash flows are primarily based upon assumptions about expected future operating performance.
Equity Investments
We have investments in various unconsolidated entities. These investments represent non-marketable securities and include joint operating ventures and strategic investments. We use the equity method of accounting for investments in common stock holdings where we have significant influence, such as for our 15% investment in PTx Trimble. Our proportionate share of income or loss for equity method investments is recorded in income (loss) from equity method investments, net.
For all other investments, we use the measurement alternative election. Under the measurement alternative, investments without readily determinable fair values are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. To determine if a transaction is deemed a similar investment, we consider the rights and obligations of the investments. All gains and losses on these investments are recognized in other income (loss), net.
We assess all equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.
We enter into related party transactions with certain of our investees. These transactions are recorded based on the nature of the arrangements and primarily include sales and purchases involving GNSS technology and guidance products, positioning services, grade control solutions, and surveying products. Total related party revenue from our investees was $108.8 million, $87.7 million, and $102.3 million for 2024, 2023, and 2022.
Foreign Currency Translation
Assets and liabilities recorded in foreign currency are translated to U.S. dollars at the exchange rate~~s~~ on the balance sheet date. Revenue and expenses are translated at average monthly exchange rates during the year. Translation adjustments resulting from this process are recorded to other comprehensive income.
Advertising and Promotional Costs
Advertising and promotional costs are expensed as incurred. Advertising and promotional expense was approximately $57.9 million, $57.3 million, and $50.9 million for 2024, 2023, and 2022.
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
Income Taxes
Income taxes are accounted for under the liability method, whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. Our valuation allowance is primarily attributable to state research and development credit carryforwards, foreign net operating and capital losses, and our investment in PTx Trimble.
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
Guarantees, Including Indirect Guarantees of Indebtedness of Others
In the normal course of business to facilitate sales of our products, we indemnify other parties, including customers, lessors, and parties to other transactions with us with respect to certain matters. We may agree to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In connection with divesting some of our businesses or assets, we may also indemnify purchasers for certain matters in the normal course of business, such as breaches of representations, covenants, or excluded liabilities. In addition, we enter into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements were not material; thus, no liabilities have been recorded for these obligations in the Consolidated Balance Sheets at the end of 2024 and 2023.
Derivative Financial Instruments
We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash and certain trade and intercompany receivables and payables, primarily denominated in Euro, Canadian Dollars, New Zealand Dollars, British Pound, and Australian Dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. We occasionally enter into foreign currency contracts to minimize the impact of foreign currency fluctuations on the purchase price of pending acquisitions. We do not enter into foreign currency forward contracts for trading purposes.
At the end of 2024 and 2023, there were no derivatives outstanding that were accounted for as hedges.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU updates reportable segment disclosure requirements primarily through (i) enhanced disclosures about significant segment expenses and (ii) optional disclosures of more than one measure of segment profit or loss if the CODM uses those measures to assess segment performance and allocate resources.
We adopted the ASU in the fourth quarter of 2024 retrospectively to all our prior periods presented since the beginning of 2022. See Note 7 “Reporting Segment and Geographic Information” in Item 8 of this report for additional disclosure, including significant segment expenses.
NOTE 2: EARNINGS PER SHARE
Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period plus additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive shares of common stock include outstanding stock options, restricted stock units (“RSUs”), contingently issuable shares, and shares to be purchased under our employee stock purchase plan.
The following table shows the computation of basic and diluted earnings per share:

	2024	2023	2022
(In millions, except per share amounts)
Numerator:
Net income	$1,504.4	$311.3	$449.7
Denominator:
Weighted-average shares of common stock outstanding - basic	245.5	247.9	248.6
Effect of dilutive securities	1.7	1.2	1.6
Weighted-average shares of common stock outstanding - diluted	247.2	249.1	250.2

Basic earnings per share	$6.13	$1.26	$1.81
Diluted earnings per share	$6.09	$1.25	$1.80

Antidilutive weighted-average shares (1)	1.4	1.9	1.3
(1)    Antidilutive stock-based awards are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase diluted earnings per share.
NOTE 3: ACQUISITIONS
In 2024, we acquired one business, with total purchase consideration of $26.3 million. In the aggregate, the businesses acquired contributed less than 1% of our total revenue during 2024.
In 2023, we acquired Transporeon GmbH in an all-cash transaction. Transporeon is a Germany-based company and leading cloud-based transportation management software platform that connects key stakeholders across the industry lifecycle to positively impact the optimization of global supply chains, which aligns with our Connect & Scale strategy. Transporeon is reported as part of our T&L segment.
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
In 2022, we acquired two businesses, with total purchase consideration of $379.5 million. The largest acquisition was Bid2Win Software, LLC, a leading provider of estimating and operations solutions for the heavy civil construction industry. In the aggregate, the businesses acquired contributed less than 1% of our total revenue during 2023.
Acquisition costs of $9.1 million, $35.0 million, and $20.4 million in 2024, 2023, and 2022, were expensed as incurred and are included in Cost of sales and General and administrative expenses in our Consolidated Statements of Income.
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
NOTE 4: DIVESTITURES
Mobility Divestiture
On September 14, 2024, we entered into a definitive agreement with Platform Science to sell our Mobility business. Subsequent to the end of the year 2024, the transaction closed on February 8, 2025 resulting in our ownership, or rights to acquire ownership of 32.5% of Platform Science’s expanded business, with an approximate fair value of $248.7 million. The approximate fair value was determined based on unobservable inputs, including discounted cash flow projections, market comparables, and an option pricing model. We received (i) shares of preferred stock of Platform Science, with certain liquidation preferences, that represent 28.5% of Platform Science’s expanded business and (ii) warrants allowing us the rights to acquire 4% of Platform Science’s expanded business. The combined businesses aim to enhance driver experience, fleet safety, efficiency, and compliance by combining two cutting-edge in-cab commercial vehicle ecosystems, which will give customers access to more applications and offerings.
The assets and liabilities of Mobility were classified as held for sale beginning in the third quarter of 2024. A valuation allowance was established to reduce the carrying value of the disposal group assets to the approximate fair value of the consideration we would receive. As a result, we recorded a pre-tax loss of approximately $32.9 million included within Divestitures gain, net in our Consolidated Statements of Income in 2024.
Upon the closing of the transaction in the first quarter of 2025, we derecognized the assets and liabilities that were transferred and recorded our equity investment at its cost under the measurement alternative election. Mobility was reported as a part of our T&L segment.

The following table presents the major classes of assets and liabilities classified as held for sale at the end of 2024, including the valuation allowance.

At the End of Year
2024
(In millions)
Cash and cash equivalents	$9.0
Accounts receivable, net	87.6
Inventories, net	22.8
Other current assets	8.7
Goodwill	141.7
Other non-current assets	65.1
Valuation allowance	(22.9)
Total Assets held for sale	$312.0

Accounts payable	$8.0
Deferred revenue, current	22.8
Other current liabilities	20.3
Deferred revenue, non-current	5.2
Other non-current liabilities	6.3
Total Liabilities held for sale	$62.6
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
Upon closing of the transaction in the second quarter of 2024, we received $1.9 billion of cash proceeds from AGCO, subject to working capital adjustments. As a result, we deconsolidated $457.3 million of net assets, including $357.4 million of goodwill, and recognized a pre-tax gain of $1.7 billion. The gain included $275.6 million for our retained 15% ownership interest in PTx Trimble, which is reported as an equity method investment and represents a non-cash investing activity. The fair value of our equity method investment was determined by using a combination of the equity value, primarily based on the transaction price, and an option pricing model for a put and call option. At the end of 2024, the fair value of our equity method investment was $222.3 million, which included a $52.7 million charge for our proportionate share of PTx Trimble’s goodwill impairment in the fourth quarter.
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

Other Divestitures
In addition to the Mobility divestiture and Ag divestiture, we divested two businesses in 2024 with total proceeds of $13.3 million.
In 2023, we divested five businesses with total proceeds of $18.7 million.
In 2022, we divested six businesses with total proceeds of $226.3 million. The largest divestiture was the sale of Time and Frequency, LOADRITE, Spectra Precision Tools, and SECO accessories businesses to Precisional LLC, an affiliate of The Jordan Company, for $205.1 million in cash, which included a working capital adjustment.
NOTE 5: INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	At the End of 2024				At the End of 2023
(In millions)	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	7	$819.0	$(561.2)	$257.8	$908.5	$(554.1)	$354.4
Customer relationships	11	1,175.5	(440.2)	735.3	1,358.4	(474.5)	883.9
Trade names and other intellectual properties	5	39.0	(34.0)	5.0	48.0	(42.8)	5.2
		$2,033.5	$(1,035.4)	$998.1	$2,314.9	$(1,071.4)	$1,243.5
As of the end of 2024 and 2023, $182.8 million and $267.8 million of fully amortized intangible assets were written off.
The estimated future amortization expense of intangible assets at the end of 2024 was as follows:

(In millions)
2025	$163.1
2026	158.1
2027	144.8
2028	130.8
2029	109.5
Thereafter	291.8
Total	$998.1
Goodwill
The changes in the carrying amount of goodwill by segment for 2024 were as follows:

	AECO	Field Systems	T&L	Total
(In millions)
Balance as of year end 2023	$1,996.9	$1,063.5	$2,290.2	$5,350.6
Additions due to acquisitions	16.2	—	—	16.2
Assets held for sale	—	—	(141.7)	(141.7)
Decreases due to divestitures	(0.8)	(91.5)	—	(92.3)
Foreign currency translation and other adjustments	(26.2)	(13.8)	(104.4)	(144.4)
Balance as of year end 2024	$1,986.1	$958.2	$2,044.1	$4,988.4

NOTE 6: CERTAIN BALANCE SHEET COMPONENTS
The components of inventories, net were as follows:

At the End of Year	2024	2023
(In millions)
Inventories:
Raw materials	$71.7	$88.4
Work-in-process	5.2	3.0
Finished goods	117.4	144.3
Total inventories	$194.3	$235.7
Finished goods includes $6.8 million and $11.3 million at the end of 2024 and 2023 for costs of sales that have been deferred in connection with deferred revenue arrangements.
The components of property and equipment, net were as follows:

	At the End of 2024			At the End of 2023
(In millions)	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Property and equipment:
Land, building, furniture, and leasehold improvements	$238.9	$(98.8)	$140.1	$237.4	$(94.5)	$142.9
Machinery and equipment	147.0	(121.8)	25.2	170.0	(138.3)	31.7
Software	128.4	(118.6)	9.8	131.6	(117.7)	13.9
Construction in progress	13.3	—	13.3	14.0	—	14.0
Total property and equipment	$527.6	$(339.2)	$188.4	$553.0	$(350.5)	$202.5
Depreciation expense was $33.0 million, $38.3 million, and $40.2 million for 2024, 2023, and 2022.
The components of accumulated other comprehensive loss, net of related tax were as follows:

At the End of Year	2024	2023
(In millions)
Accumulated foreign currency translation adjustments	$(385.2)	$(158.0)
Gain on cash flow hedge	4.1	4.7
Net unrealized actuarial (losses) gains	(0.8)	1.2
Total accumulated other comprehensive loss	$(381.9)	$(152.1)
NOTE 7: REPORTING SEGMENT AND GEOGRAPHIC INFORMATION
We determined our operating segments based on how our CODM (our Chief Executive Officer) views and evaluates operations. Various factors, including market separation and customer-specific applications, go-to-market channels, and products and services, were considered in determining these operating segments. Our CODM uses segment revenue and operating income to assess segment performance and to allocate resources. The CODM evaluates segment revenue and operating income by considering periodic forecast-to-actual variances and trends, as well as overall strategic initiatives. Asset information by segments is not regularly reviewed by the CODM.
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

The following reporting segment tables reflect the revenue, costs and expenses, and operating income of our reportable operating segments under our management reporting system. Segment costs and expenses include directly attributable costs and certain indirect costs allocated to segments, such as facilities, information technology, cloud services, finance, legal, and human resources. This is consistent with the way the CODM evaluates each of the segment's performance and allocates resources.

	Reporting Segments
	AECO	Field Systems	T&L
(In millions)
2024
Segment revenue	$1,358.6	$1,535.9	$788.8
Cost of sales	220.4	666.3	280.2
Operating expense	674.6	427.6	353.5
Operating income	$463.6	$442.0	$155.1
Operating income %	34.1%	28.8%	19.7%

2023
Segment revenue	$1,110.5	$1,967.9	$720.3
Cost of sales	213.3	843.4	278.8
Operating expense	568.2	521.0	323.3
Operating income	$329.0	$603.5	$118.2
Operating income %	29.6%	30.7%	16.4%

2022
Segment revenue	$941.7	$2,151.3	$583.3
Cost of sales	201.2	997.4	268.2
Operating expense	481.4	498.0	265.3
Operating income	$259.1	$655.9	$49.8
Operating income %	27.5%	30.5%	8.5%
A reconciliation of our total segment operating income to consolidated income before income taxes was as follows:

	2024	2023	2022
(In millions)
Total segment operating income	$1,060.7	$1,050.7	$964.8
Unallocated general corporate expenses	(123.5)	(116.0)	(123.3)
Amortization of purchased intangible assets	(199.0)	(212.3)	(131.6)
Acquisition / divestiture items	(81.6)	(72.4)	(32.8)
Stock-based compensation / deferred compensation	(163.5)	(151.1)	(112.0)
Restructuring and other costs	(32.4)	(50.1)	(54.2)
Consolidated operating income	460.7	448.8	510.9
Total non-operating income (expense), net	1,545.2	(91.8)	58.2
Consolidated income before taxes	$2,005.9	$357.0	$569.1

The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reporting Segment tables above.

	Reporting Segments
	AECO	Field Systems	T&L	Total
(In millions)
2024
North America	$819.8	$785.9	$473.0	$2,078.7
Europe	375.9	416.0	258.4	1,050.3
Asia Pacific	125.5	224.8	14.9	365.2
Rest of World	37.4	109.2	42.5	189.1
Total segment revenue	$1,358.6	$1,535.9	$788.8	$3,683.3
2023
North America	$655.5	$892.9	$470.1	$2,018.5
Europe	293.7	581.2	201.3	1,076.2
Asia Pacific	98.1	320.6	10.2	428.9
Rest of World	63.2	173.2	38.7	275.1
Total segment revenue	$1,110.5	$1,967.9	$720.3	$3,798.7
2022
North America	$554.7	$941.6	$458.9	$1,955.2
Europe	267.2	684.2	86.5	1,037.9
Asia Pacific	83.9	321.3	9.9	415.1
Rest of World	35.9	204.2	28.0	268.1
Total segment revenue	$941.7	$2,151.3	$583.3	$3,676.3
Total revenue in the United States as included in the Consolidated Statements of Income was $1,911.2 million, $1,855.2 million, and $1,777.4 million in 2024, 2023, and 2022. No single customer or country other than the United States accounted for 10% or more of our total revenue in 2024, 2023, and 2022. No single customer accounted for 10% or more of our accounts receivable at the end of 2024 and 2023.
The following table presents our physical long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets:

At the End of Year	2024	2023
(In millions)
United States	$178.0	$179.3
Europe	96.0	105.6
Asia Pacific and Rest of World	37.9	41.6
Total long-lived assets	$311.9	$326.5

NOTE 8: DEBT
Debt consisted of the following:

At the End of Year		Effective interest rate
(In millions, except percentages)	Date of Issuance	End of 2024	2024	2023

Senior Notes:
Senior Notes, 4.75%, due December 2024	November 2014		$—	$400.0
Senior Notes, 4.90%, due June 2028	June 2018	5.04%	600.0	600.0
Senior Notes, 6.10%, due March 2033	March 2023	6.13%	800.0	800.0
Credit Facilities:
2022 Revolving Credit Facility, due March 2027	September 2022		—	150.0
Term Loan, due April 2026	April 2023		—	500.0
Term Loan, due April 2028	April 2023		—	500.0
Uncommitted Credit Facilities, floating rate			—	130.4
Unamortized discount and issuance costs			(9.4)	(13.8)
Total debt			$1,390.6	$3,066.6
Less: Short-term debt			—	530.4
Long-term debt			$1,390.6	$2,536.2
Debt Maturities
At the end of 2024, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2025	$—
2026	—
2027	—
2028	600.0
2029	—
Thereafter	800.0
Total	$1,400.0
Senior Notes
All of our senior notes are unsecured obligations. Interest on the senior notes is payable semi-annually in June and December of each year for the 2028 senior notes and in March and September for the 2033 senior notes. For both the 2028 and 2033 senior notes, the interest rate is subject to adjustment from time to time if Moody’s or S&P (or, if applicable, a substitute rating agency) downgrades (or subsequently upgrades) its rating assigned to the notes.
Senior Notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. We may redeem the notes of each series of senior notes at our option in whole or in part at any time at optional redemption prices. Such indenture also contains covenants limiting our ability to create certain liens, enter into sale and lease-back transactions, and consolidate or merge with or into, or convey, transfer, or lease all or substantially all of our properties and assets, each subject to certain exceptions.
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
The 2022 credit facility contains customary covenants, including, among other requirements, limitations that restrict our and our subsidiaries’ ability to create liens and enter into sale and leaseback transactions, and restrictions on the ability of the subsidiaries to incur indebtedness. The facility contains financial covenants that require the maintenance of maximum leverage and minimum interest coverage ratios, as well as the timely delivery of quarterly financial reports and compliance certificates. At the end of 2024, we were in compliance with our debt covenants under a waiver of the financial reporting covenants.
Uncommitted Facilities
At the end of 2024, we had two $75.0 million and one €100.0 million revolving credit facilities, which are uncommitted. Generally, these variable-rate uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Consolidated Balance Sheet.
NOTE 9: LEASES
We have operating leases primarily for certain of our major facilities, including corporate offices, research and development facilities, and manufacturing facilities. Lease terms range from 1 to 13 years, and certain leases include options to extend the lease for up to 10 years. We consider options to extend the lease in determining the lease term.
Operating lease expense consisted of:

	2024	2023	2022
(In millions)
Operating lease expense	$31.4	$33.5	$36.3
Short-term lease expense and other	15.0	17.1	14.8
Total lease expense	$46.4	$50.6	$51.1
Supplemental cash flow information related to leases was as follows:

	2024	2023	2022
(In millions)
Cash paid for liabilities included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$30.3	$31.0	$35.0

Right-of-use assets obtained in exchange for Operating lease liabilities:	$44.1	$47.0	$26.3
(1)Excludes cash payments for short-term leases, which are not capitalized.
Supplemental balance sheet information related to leases was as follows:

At the End of Year	2024	2023
(In millions)
Operating lease right-of-use assets	$123.5	$124.0

Other current liabilities	$21.2	$29.1
Operating lease liabilities	123.4	121.9
Total operating lease liabilities	$144.6	$151.0

Weighted-average discount rate	4.58%	4.27%
Weighted-average remaining lease term	7 years	7 years

At the end of 2024, the maturities of lease liabilities were as follows:

(In millions)
2025	$27.2
2026	28.8
2027	23.9
2028	20.6
2029	18.3
Thereafter	51.1
Total lease payments	$169.9
Less: imputed interest	25.3
Total	$144.6
NOTE 10: COMMITMENTS AND CONTINGENCIES
Commitments
At the end of 2024, we had unconditional purchase obligations of approximately $470.7 million as compared to $618.9 million at the end of 2023. These unconditional purchase obligations primarily represent (i) various non-cancellable agreements with certain service providers with minimum or fixed commitments, and (ii) open non-cancellable purchase orders for material purchases with our inventory vendors.
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
Financial instruments recorded at fair value include our deferred compensation plan. The fair value was $31.0 million and $31.2 million at the end of 2024 and 2023, and is included in Other non-current assets and Other non-current liabilities on our Consolidated Balance Sheets. The fair value was measured by using quoted prices in active markets.
Financial instruments not recorded at fair value on a recurring basis (debt) had an estimated fair value of $1.4 billion and $3.1 billion at the end of 2024 and 2023. The fair value of the debt was determined based on observable market prices in less active markets. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.
NOTE 12: DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during 2024 and 2023 were as follows:

(In millions)	2024	2023
Beginning balance of the period	$761.4	$737.6
Revenue recognized from prior year-end	(652.3)	(607.8)
Billings net of revenue recognized from current year and other	786.9	631.6
Ending balance of the period	$896.0	$761.4
Remaining Performance Obligations
At the end of 2024, approximately $1.7 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.2 billion or 71% of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.
The remaining performance obligations exclude $0.2 billion for the Mobility divestiture, which closed on February 8, 2025.

NOTE 13: INCOME TAXES
Income before taxes and the provision (benefit) for taxes consisted of the following:

	2024	2023	2022
(In millions)
Income before taxes:
United States	$216.4	$26.9	$117.7
Foreign	1,789.5	330.1	451.4
Total	$2,005.9	$357.0	$569.1

Provision (benefit) for taxes:
U.S. Federal:
Current	$94.1	$57.1	$98.4
Deferred	(71.2)	(92.5)	(97.7)
	22.9	(35.4)	0.7
U.S. State:
Current	15.6	12.8	12.6
Deferred	2.1	(6.6)	(5.0)
	17.7	6.2	7.6
Foreign:
Current	364.8	80.4	48.4
Deferred	96.1	(5.5)	62.7
	460.9	74.9	111.1
Income tax provision	$501.5	$45.7	$119.4
Effective tax rate	25.0%	12.8%	21.0%
The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before taxes (“effective tax rate”) was as follows:

	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in tax rate resulting from:
Foreign income taxed at different rates	3.4%	0.8%	4.4%
U.S. State income taxes	0.8%	1.0%	1.0%
Stock-based compensation	0.9%	4.8%	1.2%
Other U.S. taxes on foreign operations	(2.8)%	(4.4)%	(3.1)%
Foreign-derived intangible income	—%	(3.9)%	(0.4)%
U.S. Federal research and development credits	(0.8)%	(5.4)%	(2.2)%
Tax reserve releases	(1.0)%	(2.5)%	(1.8)%
Tax on Ag divestiture	2.1%	—%	—%
Other	1.4%	1.4%	0.9%
Effective tax rate	25.0%	12.8%	21.0%
The increase in 2024 tax rate was primarily due to gains from the Ag divestiture, which impacted the foreign and domestic items in the table above.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

At the End of Year	2024	2023
(In millions)
Deferred tax liabilities:
Purchased intangibles	$311.3	$373.6
Global intangible low-taxed income	17.6	105.8
Operating lease right-of-use assets	29.7	30.2
Other	26.9	19.7
Total deferred tax liabilities	$385.5	$529.3

Deferred tax assets:
Depreciation and amortization	$217.6	$368.2
Capitalized research and development	118.2	98.4
Operating lease liabilities	34.7	36.2
U.S. tax credit carryforwards	23.1	23.5
Expenses not currently deductible	26.3	26.5
Net operating loss carryforwards	24.3	17.9
Stock-based compensation	17.2	16.7
Intercompany prepayments	—	36.6
Other	74.6	60.8
Total deferred tax assets	536.0	684.8
Valuation allowance	(56.0)	(31.0)
Total deferred tax assets	480.0	653.8
Total net deferred tax assets	$94.5	$124.5

Reported as:
Non-current deferred income tax assets	$294.4	$412.3
Non-current deferred income tax liabilities	(199.9)	(287.8)
Net deferred tax assets	$94.5	$124.5
At the end of 2024, we have U.S. federal net operating loss carryforwards, or federal NOLs, of approximately $18.9 million, which will begin to expire in 2036. At the end of 2024, we have foreign net operating and capital loss carryforwards, or foreign losses, of approximately $106.3 million, which generally have no expiration. Utilization of our U.S. federal NOLs is subject to annual limitations in accordance with the applicable tax code. We have determined that it is more likely than not that a portion of the foreign losses will not be realized and, accordingly, a valuation allowance has been established for such amount.
We have California research and development credit carryforwards of approximately $35.2 million, which have an indefinite carryforward period. We believe that it is more likely than not that a significant portion of the California research and development credit carryforwards will not be realized and, accordingly, a valuation allowance has been established for such amount.
We have net deferred tax assets of $14.4 million relating to our investment in PTx Trimble. We believe that it is more likely than not that a significant portion of the net deferred tax assets will not be realized and, accordingly, a valuation allowance has been established for such amount.
As a result of the Tax Act, we can repatriate foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences. We reinvested a large portion of our undistributed foreign earnings in acquisitions and other investments and intend to bring back a portion of foreign cash that was subject to the transition tax and the global intangible low-taxed income tax. During 2024, we repatriated $232.7 million cash from foreign earnings to the U.S.

The total amount of unrecognized tax benefits at the end of 2024 was $78.2 million. A reconciliation of gross unrecognized tax benefits was as follows:

	2024	2023	2022
(In millions)
Beginning balance	$88.3	$76.5	$64.2
Increase related to current year tax positions	11.3	12.4	23.0
(Decrease) increase related to prior years’ tax positions	(1.5)	7.6	(0.7)
Lapse of statute of limitations	(19.9)	(8.2)	(10.0)
Ending balance	$78.2	$88.3	$76.5
Total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $45.8 million and $59.5 million at the end of 2024 and 2023.
We and our subsidiaries are subject to U.S. federal, state, and foreign income taxes. We are currently under a U.S. federal income tax audit for our tax year 2021 and have not yet received any assessment. Our tax years before 2021 are closed for U.S. federal income tax audit purposes. Our tax years are substantially closed for all state income taxes for audit purposes through 2015. Non-U.S. income tax matters have been concluded for years through 2008. We are currently in various stages of multiple year examinations from state and foreign (multiple jurisdictions) taxing authorities. While we generally believe it is more likely than not that our tax positions will be sustained, it is reasonably possible that future obligations related to these matters could arise. We believe that our reserves are adequate to cover any potential assessments that may result from the examinations and negotiations.
Although the timing of the resolution and/or closure of audits is not certain, we do not believe that our gross unrecognized tax benefits would materially change in the next twelve months.
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Our liability for unrecognized tax benefits including interest and penalties was recorded in Other non-current liabilities on our Consolidated Balance Sheets. At the end of 2024 and 2023, we accrued $8.8 million and $9.9 million for interest and penalties.
NOTE 14: EMPLOYEE STOCK BENEFIT PLANS
Amended and Restated 2002 Stock Plan
In September 2024, our stockholders approved an amendment to the 2002 Stock Plan to increase the number of shares of common stock available for issuance by 10.0 million shares. As such, our Amended and Restated 2002 Stock Plan provides for the grant of incentive and non-statutory stock options and Restricted Stock Units (“RSUs”) for up to 102.6 million shares. At the end of 2024, the remaining number of shares available for grant under the Amended and Restated 2002 Stock Plan was 17.9 million.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in our Consolidated Statements of Income for the periods indicated:

	2024	2023	2022
(In millions)
Restricted stock units	$145.2	$132.8	$108.7
Stock options	3.4	1.8	1.1
ESPP	10.0	10.8	10.6
Total stock-based compensation expense	$158.6	$145.4	$120.4

Stock-based compensation expense was allocated as follows:

	2024	2023	2022
(In millions)
Cost of sales	$17.0	$14.6	$12.6
Research and development	45.0	40.7	28.0
Sales and marketing	29.3	27.1	24.6
General and administrative	67.3	63.0	55.2
Total stock-based compensation expense	$158.6	$145.4	$120.4
At the end of 2024, total unamortized stock-based compensation expense was $200.2 million, with a weighted-average recognition period of 1.7 years.
Restricted Stock Units
We grant RSUs containing only service conditions and RSUs containing a combination of service, performance, and market conditions (“PSUs”). RSUs containing only service conditions typically vest ratably over a three-year service period. PSUs are granted to executive officers and other senior employees and vest after a three-year service period.
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

	2024 Restricted Stock Units Unvested
	Number of Units (1)	Weighted Average Grant-Date Fair Value per Share
(In millions, except for per share data)
Unvested at the beginning of year	5.5	$58.23
Granted (2)	2.5	65.12
Shares vested, net (2)	(2.0)	60.13
Cancelled and forfeited	(0.6)	61.11
Unvested at the end of year	5.4	$60.37
(1)    Includes 0.3 million PSUs granted, 0.1 million PSUs vested, 0.3 million PSUs cancelled and forfeited, and 1.1 million PSUs unvested at the end of the year.
(2)    Excludes approximately 0.1 million PSUs related to achievement above target levels at the vesting date and approximately 0.1 million PSUs related to shares cancelled due to achievement below target levels.
The weighted-average grant date fair value of all RSUs granted during 2024, 2023, and 2022 was $65.12, $49.93, and $73.32 per share. The fair value of all RSUs vested during 2024, 2023, and 2022 was $126.5 million, $110.1 million, and $108.3 million.
Employee Stock Purchase Plan
We have an employee stock purchase plan (“ESPP”) under which our stockholders have approved an aggregate of 39.0 million shares of common stock for issuance to eligible employees. The fair value at the grant date is based on the Black-Scholes valuation model. The plan permits eligible employees to purchase common stock through payroll deductions at 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period, which is six months. Rights to purchase shares are granted during the first and third quarter of each year. The ESPP terminates on March 15, 2027. In 2024, 2023, and 2022, 0.7 million, 0.8 million, and 0.6 million shares were issued, representing $34.5 million, $35.7 million, and $34.7 million in cash received for the issuance of stock under the ESPP. At the end of 2024, the number of shares reserved for future purchases was 3.9 million.

NOTE 15: COMMON STOCK REPURCHASE
On January 28, 2024, our Board of Directors approved a new stock repurchase program (the “2024 Stock Repurchase Program”) authorizing up to $800.0 million in repurchases of our common stock. The 2024 Stock Repurchase Program replaced the prior stock repurchase program, which was approved in August 2021 and has been cancelled. At the end of 2024, there were remaining authorized funds of $625.0 million.
During 2024, 2023, and 2022, we repurchased approximately 2.9 million, 2.4 million, and 6.0 million shares of common stock in open market purchases at an average price of $60.97, $42.50, and $65.90 per share for a total of $175.0 million, $100.0 million, and $394.7 million.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital, determined by the average book value per share of outstanding stock, calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. As a result of the 2024 repurchases under the 2024 Stock Repurchase Program, retained earnings was reduced by $149.1 million in 2024.
Subsequent to the end of the year 2024, the Board of Directors authorized a common stock repurchase authorization of up to $1.0 billion, which replaces the existing 2024 Stock Repurchase Program in the first quarter of 2025.
We may repurchase stock from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or other means. The timing and actual number of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available uses of capital, applicable legal requirements, and other factors. This program may be suspended, modified, or discontinued at any time without prior notice.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Trimble Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trimble Inc. (the Company) as of January 3, 2025 and December 29, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2025 and December 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 25, 2025 expressed an adverse opinion thereon.
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
Auditing management’s determination of SSP was challenging and complex due to the disaggregation of the Company’s businesses and product offerings, including disparity in pricing and discounting among the various businesses. Because of the disaggregation and variation in pricing and discounting, the Company must apply judgment and consider all reasonably available information, including but not limited to, pricing practices in customer contracts with multiple goods and services and other observable inputs when estimating SSP. Additionally, auditing management’s estimates of SSP was complex as there were material weaknesses in internal controls over the information and judgments used in the estimation of SSP.

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

Divestitures – Goodwill allocation and underlying fair value assumptions
Description of the Matter
During fiscal year 2024, the Company completed the divestiture of a portion of their Ag business in exchange for $1.9 billion of cash proceeds and a 15% ownership interest in the newly created joint venture, PTx Trimble, and recognized a pre-tax gain of $1.7 billion. The Company also entered into a definitive agreement to sell their Mobility business in exchange for an equity interest in Platform Science, Inc., and recorded a pre-tax loss of $32.9 million. These transactions are disclosed in Note 4 to the consolidated financial statements.
Auditing the Company's accounting for these transactions was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of the corresponding reporting units used to determine the value of goodwill to be allocated to the respective disposal groups, as well as the fair value of the equity interest to be received in exchange for the disposal group for the Mobility divestiture. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to the underlying assumptions regarding the future performance of the related businesses. The Company used valuation methods including discounted cash flow models in the determination of fair value. The significant assumptions used in the discounted cash flow model to estimate the fair values included certain assumptions that form the basis of the forecasted results, specifically, revenue, revenue growth rates, and discount rates. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s determination of the fair value of the goodwill to be allocated to the disposal group as well as the valuation of the equity interests to be received in exchange for the disposal group for the Mobility divestiture. To test the estimated fair values of the reporting units and corresponding goodwill allocations as well as the fair value of the equity interest to be received in exchange for the disposal group for the Mobility divestiture, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry, market and economic trends and to the Company's budgets and forecasts, and historical operating results. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates. Our procedures also included, among others, developing a range of independent estimates for the discount rates used in the valuation models and comparing those to the discount rates used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1986.
San Jose, California
April 25, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Trimble Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Trimble Inc.’s internal control over financial reporting as of January 3, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Trimble Inc. (the Company) has not maintained effective internal control over financial reporting as of January 3, 2025, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in certain information technology controls related to certain systems that support the Company’s financial reporting processes. Management has also identified material weaknesses related to review controls and controls over the completeness and accuracy of information utilized in the performance of controls, which affected the Company’s controls over revenue and related accounts, income taxes, excess and obsolete inventory, and other controls as part of the Company’s reporting and disclosure process. Additionally, management identified a material weakness in controls over the evaluation of standalone selling prices of performance obligations utilized in the Company’s accounting for revenue.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2025 and December 29, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2025, and the related notes. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated April 25, 2025, which expressed an unqualified opinion thereon.
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
April 25, 2025

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
•We did not design and maintain effective controls over certain information technology general controls (“ITGCs”) for certain business systems related to the Company’s financial reporting processes. Specifically, the Company did not design sufficient controls to (i) manage user access to systems, (ii) ensure that program changes made to systems were authorized and approved, or (iii) identify and resolve system issues impacting the financial reporting process. Certain business process controls and IT interfaces that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs, could have been adversely impacted, and were also deemed ineffective.
•We did not design and maintain (i) effective review controls, including the retention of evidence to support the design and operating effectiveness of controls and (ii) effective controls over the completeness and accuracy of information produced by the entity utilized in the performance of controls, including the retention of relevant evidence to support the design and operating effectiveness of controls. These deficiencies primarily affected controls over revenue and related accounts, income taxes and excess and obsolete inventory, and other controls as a part of our reporting and disclosure process.
•We did not design and maintain effective controls over the evaluation of standalone selling prices of performance obligations utilized in accounting for revenue, including review controls over the establishment and subsequent changes to standard pricing and discounting.
The effectiveness of our internal control over financial reporting at the end of 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.
(c) Remediation of Previously Reported Material Weaknesses
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
•We are in the process of updating our policies and practices related to maintaining evidence of review of business process controls, including the review of information used in the performance of controls.

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
(d) Changes in Internal Control over Financial Reporting
In addition to the identified material weaknesses noted above, we are implementing a customer relationship management tool across our businesses as a strategic initiative that will replace many legacy systems and that could materially affect our internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act). Other than as described above, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period for which this report relates.
Item 9B. Other Information
Rule 10b5-1 Trading Plan
During the fourth quarter of 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement. We previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2024, that Jennifer Allison had entered into a Rule 10b5-1 trading arrangement on February 29, 2024 for potential sales of 1,571 shares between June 3, 2024 and June 2, 2025. The actual number of shares under that trading arrangement was 3,571 shares, which have all now been sold, as reported on a Form 4 filed on January 22, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, insofar as it relates to our directors, will be contained under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. The information required by this item relating to executive officers is set forth above in Item 1 of this report under the caption “Information about our Executive Officers.”
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
Insider Trading Policy
We have adopted an insider trading policy governing transactions in our securities by our directors, employees, contractors, consultants, and other personnel providing services to Trimble, as well as by Trimble itself. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements
The following consolidated financial statements required by this item are included in Part II, Item 8 of this report under the caption “Financial Statements and Supplementary Data”.
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
Item 16. Form 10-K Summary
None.

INDEX TO EXHIBITS

Exh. No.	Description of Exhibit	Filed herewith or incorporated by reference to:
2.1	Amended and Restated Sale and Contribution Agreement, dated March 31, 2024, by and among the Company, PTx Trimble LLC, and AGCO Corporation	Exh. 10.1 to Form 8-K filed Apr. 1, 2024
3.1	Certificate of Incorporation of Trimble Inc.	Exh. 3.1 to Form 8-K filed Oct. 3, 2016
3.2	By-Laws of Trimble Inc., amended as of May 30, 2024	Exh. 3.1 to Form 8-K filed May 31, 2024
4.1	Description of Securities of Trimble Inc.	Exh. 4.2 to Form 10-K filed Feb. 28, 2020
4.2(A)	Indenture, dated as of October 30, 2014, between the Company and U.S. Bank National Association	Exh. 4.2 to Form S-3 filed Oct. 30, 2014
4.2(B)	Second Supplemental Indenture, dated October 1, 2016, between the Company and U.S. Bank National Association	Exh. 4.2 to Form 8-K filed Oct. 3, 2016
4.2(C)	Third Supplemental Indenture, dated June 15, 2018, between the Company and U.S. Bank National Association (which includes Form of 4.150% Senior Note due 2023 and Form of 4.900% Senior Note due 2028)	Exh. 4.1 to Form 8-K filed Jun. 15, 2018
4.2(D)	Fourth Supplemental Indenture, dated March 9, 2023, between the Company and U.S. Bank National Association (which includes Form of 6.100% Senior Note due 2033)	Exh. 4.1 to Form 8-K filed March 9, 2023
10.1(A)	Credit Agreement, dated March 24, 2022, by and among Trimble Inc., the borrowing subsidiaries party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent	Exh. 10.1 to Form 8-K filed Mar. 30. 2022
10.1(B)	Amendment No. 1, dated December 27, 2022, to Credit Agreement of March 24, 2022	Exh. 10.2 to Form 8-K filed Dec. 30, 2022
10.1(C)	Amendment No. 2, dated April 28, 2023, to Credit Agreement of March 24, 2022	Exh. 10.1 to Form 10-Q filed Aug. 4, 2023
10.2+	Form of Indemnification Agreement between the Company and its officers and directors	Exh. 10.1 to Form 8-K filed Nov. 15, 2017
10.3+	Board of Directors Compensation Policy, as amended November 19, 2024	Filed herewith
10.4+	Incentive Compensation Recoupment Policy, as amended September 24, 2023	Exh. 10.1 to Form 10-Q filed Nov. 3, 2023
10.5+	Deferred Compensation Plan, as amended August 26, 2020	Exh. 10.2 to Form 10-Q filed Nov. 6, 2020
10.6+	Age and Service Equity Vesting Program, as amended May 1, 2024	Filed herewith
10.7(A)+	Employee Stock Purchase Plan, as amended March 13, 2017	App. B of Form DEF 14A filed Mar. 23, 2017
10.7(B)+	Employee Stock Purchase Plan - Form of global subscription agreement	Exh. 10.5 to Form 10-Q filed Nov. 10, 2015
10.8(A)+	2002 Stock Plan, as amended September 30, 2024	App. B of Form DEF 14A filed Apr. 16, 2024
10.8(B)+	2002 Stock Plan - Form of stock option agreement (officers, 2023 revision)	Exh. 10.2 to Form 10-Q filed May 3, 2023
10.8(C)+	2002 Stock Plan - Form of global restricted stock unit (RSU) award agreement	Exh. 10.2 to Form 10-Q filed Nov. 10, 2015
10.8(D)+	2002 Stock Plan - Performance stock option agreement between the Company and Rob Painter issued January 4, 2020	Exh. 10.9(K) to Form 10-K filed Feb. 28, 2020
10.8(E)+	2002 Stock Plan - Form of PRSU award agreement (ARR-TSR with modifier)	Exh. 10.1 to Form 10-Q filed May 5, 2022
10.8(F)+	2002 Stock Plan - Form of PRSU award agreement (ARR with modifier)	Exh. 10.3 to Form 10-Q filed May 3, 2023
10.8(G)+	2002 Stock Plan - Form of PRSU award agreement (ARR-TSR with modifier, 2023 revision)	Exh. 10.4 to Form 10-Q filed May 3, 2023
10.9+	Trimble OneBonus Plan Description	Exh. 10.1 to Form 8-K filed Feb. 25, 2021
10.10+	Form of Change in Control Severance Agreement between the Company and certain Company officers	Filed herewith
10.11+	Form of Executive Severance Agreement between the Company and certain Company officers	Filed herewith
10.12+	Change in Control Severance Agreement between the Company and Robert G. Painter dated January 4, 2020	Exh. 10.15 to Form 10-K filed Feb. 26, 2021
10.13+	Executive Severance Agreement between the Company and Robert G. Painter dated January 4, 2020	Exh. 10.16 to Form 10-K filed Feb. 26, 2021

10.14+	Offer Letter between the Company and Phillip Sawarynski dated January 29, 2024	Exh. 10.1 to Form 8-K filed Feb. 1, 2024
19.1	Trimble Insider Trading Policy	Filed herewith
21.1	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (included on signature page herein)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101++	The following financial statements from this Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104++	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL
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
April 25, 2025

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ ROBERT G. PAINTER Robert G. Painter	President, Chief Executive Officer, Director	April 25, 2025

/s/ PHILLIP SAWARYNSKI Phillip Sawarynski	Chief Financial Officer (Principal Financial Officer)	April 25, 2025

/s/ JULIE A. SHEPARD Julie A. Shepard	Chief Accounting Officer (Principal Accounting Officer)	April 25, 2025

/s/ JAMES C. DALTON James C. Dalton	Director	April 25, 2025

/s/ BORJE EKHOLM Börje Ekholm	Director	April 25, 2025

/s/ KAIGHAM (KEN) GABRIEL Kaigham (Ken) Gabriel	Director	April 25, 2025

/s/ MEAGHAN LLOYD Meaghan Lloyd	Director	April 25, 2025

/s/ RON NERSESIAN Ron Nersesian	Director	April 25, 2025

/s/ MARK S. PEEK Mark S. Peek	Director	April 25, 2025

/s/ KARA SPRAGUE Kara Sprague	Director	April 25, 2025

/s/ THOMAS W. SWEET Thomas W. Sweet	Director	April 25, 2025

/s/ JOHAN WIBERGH Johan Wibergh	Director	April 25, 2025