Form 10-Q
period 2025-04-04
TRIMBLE INC.
filed 2025-05-12
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 4, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____
Commission file number: 001-14845

TRIMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2802192 (I.R.S. Employer Identification Number)
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
As of May 7, 2025, there were 238,586,919 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements include, among other things:
•general global macroeconomic outlook, including heightened trade tensions and related imposition of tariffs between the United States and its trading partners, slowing growth, inflationary pressures and fluctuations in interest rates;
•economic disruptions caused by the potential impact of volatility and conflict in the political and economic environment, including geopolitical tensions;
•fluctuations in foreign currency exchange rates;
•our ability to convert backlog to revenue;
•the portion of our revenue expected to come from sales to customers located in countries outside of the U.S.;
•our plans to continue to invest in research and development for the active development and introduction of new products and to deliver targeted solutions to the markets we serve;
•our shift towards a more significant mix of recurring revenue and the impact on our business;
•our belief that increases in recurring revenue will provide us with enhanced business visibility over time;
•our growth strategy and its impact on our revenue mix, growth, and profitability;
•our expectations regarding the execution and impact of the Connect & Scale strategy;
•any anticipated benefits or impact to our results of operations and financial conditions from our acquisitions;
•any anticipated benefits associated with the sale of our global transportation telematics business (“Mobility”) to Platform Science, Inc. (“Platform Science”) and our associated investment;
•any anticipated benefits associated with the contribution of our precision agriculture business (“Ag”), excluding Global Navigation Satellite System (“GNSS”) and guidance technologies, to the joint venture, PTx Trimble, and the sale of the majority interest in PTx Trimble to AGCO Corporation (“AGCO”);
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
•our commitment to sustainability matters; and
•our ability to maintain effective internal controls over financial reporting, including our ability to remediate our material weaknesses in our internal control over financial reporting.
The forward-looking statements regarding future events and the future results of Trimble Inc. (“Trimble”, the “Company” or “we” or “our” or “us”) are based on current expectations and the beliefs and assumptions of our management that are subject to risks and uncertainties. Discussions containing such forward-looking statements may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. Forward-looking statements generally can be identified by words such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in this report under the section entitled “Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (the “SEC”), specifically the most recent Annual Report on Form 10-K for 2024 filed with the SEC on April 25, 2025 (the “2024 Form 10-K”), and in other reports we file with the SEC, each as it may be amended from time to time. These forward-looking statements are made as of the date of this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

TRIMBLE INC.
Form 10-Q for the Quarter Ended April 4, 2025

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	First Quarter of	Year End
	2025	2024
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$290.0	$738.8
Accounts receivable, net	530.4	725.8
Inventories	187.2	194.3
Prepaid expenses	115.5	103.3
Other current assets	159.5	196.2
Assets held for sale	—	312.0
Total current assets	1,282.6	2,270.4
Property and equipment, net	186.8	188.4
Goodwill	5,106.6	4,988.4
Other purchased intangible assets, net	988.7	998.1
Deferred income tax assets	314.3	294.4
Equity investments	619.1	361.0
Other non-current assets	400.8	387.6
Total assets	$8,898.9	$9,488.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170.9	$161.6
Accrued compensation and benefits	110.8	227.2
Deferred revenue	795.0	800.4
Income taxes payable	275.7	325.0
Other current liabilities	168.2	211.2
Liabilities held for sale	—	62.6
Total current liabilities	1,520.6	1,788.0
Long-term debt	1,391.0	1,390.6
Deferred revenue, non-current	97.8	95.6
Deferred income tax liabilities	202.5	199.9
Other non-current liabilities	267.9	268.9
Total liabilities	3,479.8	3,743.0
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 237.2 and 245.8 shares issued and outstanding at the end of the first quarter of 2025 and year end 2024	0.2	0.2
Additional paid-in-capital	2,333.8	2,369.4
Retained earnings	3,283.5	3,757.6
Accumulated other comprehensive loss	(198.4)	(381.9)
Total stockholders’ equity	5,419.1	5,745.3
Total liabilities and stockholders’ equity	$8,898.9	$9,488.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter of
(In millions, except per share amounts)	2025	2024
Revenue:
Product	$271.6	$367.1
Subscription and services	569.0	586.2
Total revenue	840.6	953.3
Cost of sales:
Product	143.7	207.5
Subscription and services	119.7	124.4
Amortization of purchased intangible assets	16.4	27.8
Total cost of sales	279.8	359.7
Gross margin	560.8	593.6
Operating expense:
Research and development	158.5	170.2
Sales and marketing	153.2	146.8
General and administrative	121.5	134.1
Restructuring	4.5	6.6
Amortization of purchased intangible assets	25.6	26.7
Total operating expense	463.3	484.4
Operating income	97.5	109.2
Non-operating income (expense), net:
Interest expense, net	(15.6)	(45.2)
Income from equity method investments, net	1.0	5.6
Other income, net	3.5	3.4
Total non-operating expense, net	(11.1)	(36.2)
Income before taxes	86.4	73.0
Income tax provision	19.7	15.8
Net income	$66.7	$57.2
Earnings per share:
Basic	$0.27	$0.23
Diluted	$0.27	$0.23
Shares used in calculating earnings per share:
Basic	243.3	245.5
Diluted	246.2	247.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	First Quarter of
	2025	2024
(In millions)
Net income	$66.7	$57.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	183.8	(80.3)
Net change related to derivatives and other, net of tax	(0.3)	(0.2)
Comprehensive income (loss)	$250.2	$(23.3)
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance as of year end 2024	245.8	$0.2	$2,369.4	$3,757.6	$(381.9)	$5,745.3
Net income	—	—	—	66.7	—	66.7
Other comprehensive income	—	—	—	—	183.5	183.5
Issuance of common stock under employee plans, net of tax withholdings	0.4	—	17.1	(0.8)	—	16.3
Stock repurchases	(9.0)	—	(93.4)	(540.0)	—	(633.4)
Stock-based compensation	—	—	40.7	—	—	40.7
Balance as of the end of the first quarter of 2025	237.2	$0.2	$2,333.8	$3,283.5	$(198.4)	$5,419.1

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance as of year end 2023	246.5	$0.2	$2,214.6	$2,437.4	$(152.1)	$4,500.1
Net income	—	—	—	57.2	—	57.2
Other comprehensive loss	—	—	—	—	(80.5)	(80.5)
Issuance of common stock under employee plans, net of tax withholdings	0.6	—	16.7	(4.7)	—	12.0
Stock repurchases	(2.9)	—	(27.4)	(149.1)	—	(176.5)
Stock-based compensation	—	—	36.8	—	—	36.8
Balance as of the end of the first quarter of 2024	244.2	$0.2	$2,240.7	$2,340.8	$(232.6)	$4,349.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter of
(In millions)	2025	2024
Cash flow from operating activities:
Net income	$66.7	$57.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.9	62.9
Deferred income taxes	(26.7)	(13.8)
Stock-based compensation	38.4	36.4
Other, net	4.0	(2.3)
(Increase) decrease in assets:
Accounts receivable, net	206.1	63.9
Inventories	3.4	8.8
Other current and non-current assets	35.8	8.1
Increase (decrease) in liabilities:
Accounts payable	(1.4)	26.5
Accrued compensation and benefits	(120.1)	(46.3)
Deferred revenue	(13.5)	60.8
Income taxes payable	(50.2)	(18.1)
Other current and non-current liabilities	(35.8)	(10.3)
Net cash provided by operating activities	155.6	233.8
Cash flow from investing activities:
Purchases of property and equipment	(6.6)	(6.8)
Other, net	(7.9)	3.3
Net cash used in investing activities	(14.5)	(3.5)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	16.3	12.0
Repurchases of common stock	(627.4)	(175.0)
Proceeds from debt and revolving credit lines	114.7	521.2
Payments on debt and revolving credit lines	(114.7)	(555.8)
Other, net	—	(4.6)
Net cash used in financing activities	(611.1)	(202.2)
Effect of exchange rate changes on cash and cash equivalents	12.2	(5.4)
Net (decrease) increase in cash and cash equivalents	(457.8)	22.7
Cash and cash equivalents - beginning of period (1)	747.8	238.9
Cash and cash equivalents - end of period (1)	$290.0	$261.6
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$48.3	$8.4
Non-cash equity investments (Note 3)
(1) Includes $9.0 million, $6.5 million, and $9.1 million of cash and cash equivalents classified as held for sale as of January 3, 2025, March 29, 2024, and December 29, 2023.
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. OVERVIEW AND ACCOUNTING POLICIES
Basis of Presentation
The Condensed Consolidated Financial Statements include our results of our consolidated subsidiaries. Intercompany accounts and transactions have been eliminated.
The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with our 2024 Form 10-K that includes additional information about our significant accounting policies and the methods and assumptions used in our estimates.
We prepared our interim Condensed Consolidated Financial Statements that accompany these notes in conformity with U.S. GAAP, consistent in all material respects with those applied in our 2024 Form 10-K.
We use a 52- to 53-week year ending on the Friday nearest to December 31. 2025 is a 52-week year, and 2024 was a 53-week year. The first quarter of 2025 began on January 4, 2025 and ended on April 4, 2025. The first quarter of 2024 began on December 30, 2023 and ended on March 29, 2024. Unless otherwise stated, all dates refer to these periods.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. The ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. The disaggregation includes: (i) amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses; (ii) an explanation of costs and expenses that are not disaggregated on a quantitative basis; and (iii) the definition and total amount of selling expenses. The ASU is effective for our annual report on Form 10-K beginning in 2027 and subsequent interim reporting periods, with early adoption permitted. The ASU can be applied either prospectively or retrospectively. We are currently evaluating the impact of adopting this ASU on our financial reporting disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU updates the annual income tax disclosures by requiring (i) specific categories and greater disaggregation of information in the rate reconciliation; (ii) income taxes paid disaggregated by taxing authority and jurisdiction; and (iii) disclosures of pretax income (or loss) and income tax expense (or benefit). Additionally, certain existing disclosure requirements are removed. The ASU is effective for our annual report on Form 10-K beginning in 2025 on a prospective basis. Early adoption and retrospective application are permitted. We are currently evaluating the impact of adopting this ASU on our financial reporting disclosures.
Recently Adopted Accounting Pronouncements
We did not adopt any new accounting pronouncements during the first quarter of 2025.

NOTE 2. COMMON STOCK REPURCHASE
In the first quarter of 2025, the Board of Directors approved a new stock repurchase program authorizing up to $1.0 billion in repurchases of our common stock. The new stock repurchase program replaced the prior 2024 stock repurchase program, which was approved in January 2024 and has been cancelled.
Under the 2025 stock repurchase program, we may repurchase stock from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or other means. The timing and actual amount of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available uses of capital, applicable legal requirements, and other factors. This program may be suspended, modified, or discontinued at any time without prior notice. The stock repurchase authorization does not have an expiration date. At the end of the first quarter of 2025, there were remaining authorized funds of $372.6 million.
During the first quarter of 2025, we repurchased approximately 9.0 million shares of common stock in open market purchases at an average price of $69.93 per share for a total of $627.4 million. During the first quarter of 2024, we repurchased approximately 2.9 million shares of common stock in open market purchases at an average price of $60.97 per share for a total of $175.0 million.
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
NOTE 3. DIVESTITURES
Mobility Divestiture
On February 8, 2025, we completed the sale of our Mobility business to Platform Science in exchange for equity ownership interests with a fair value of $253.9 million. The fair value was based on unobservable inputs, including discounted cash flow projections, market comparables, and an option pricing model. Following the closing of the transaction, we own, or have rights to acquire, 32.5% of Platform Science’s expanded business comprised of (i) shares of preferred stock, with certain liquidation preferences, that represent 28.5% ownership, and (ii) common stock warrants allowing us the rights to acquire 4% of additional ownership.
Upon closing the transaction, we deconsolidated $277.3 million of net assets including $145.3 million of goodwill, and we recorded our equity investment at its fair value under the measurement alternative election, which represents a non-cash investing activity. As a result, we recognized a cumulative, pre-tax loss of $30.6 million from the held for sale date in the third quarter of 2024 to the closing date. Mobility was reported as a part of our T&L segment.
The combined business aims to enhance driver experience, fleet safety, efficiency, and compliance by combining two cutting-edge in-cab commercial vehicle ecosystems.
Ag Divestiture
On April 1, 2024, we completed the sale and contribution of our Ag business to AGCO in exchange for $1.9 billion of cash proceeds and an equity ownership interest in PTx Trimble, a joint venture (the “JV”) that was formed by Trimble and AGCO, with a fair value of $275.6 million. The fair value was based on a combination of the equity value, primarily the transaction price, and an option pricing model for a put and call option. Following the closing of the transaction, we own 15% of PTx Trimble.
Upon closing the transaction, we deconsolidated $457.3 million of net assets, including $357.4 million of goodwill, and we recorded our equity investment at its fair value under the equity method of accounting, which represents a non-cash investing activity. As a result, we recognized a pre-tax gain of $1.7 billion in the second quarter of 2024, which included the gain for our retained 15% ownership interest in the JV. The sale and contribution of the Ag business excluded certain GNSS and guidance technologies. Ag was reported as a part of our Field Systems segment.
The formation of the JV is expected to better serve farmers with factory fit and aftermarket applications in the mixed fleet precision agriculture market to help farmers drive productivity, efficiency, and sustainability.

NOTE 4. EQUITY INVESTMENTS
The following table presents our equity investments in non-marketable securities:

	As of
	First Quarter of	Year End
	2025	2024
(In millions)
Equity method investments	$336.6	$334.6
Other investments	282.5	26.4
Total equity investments	$619.1	$361.0
Equity Method Investments
Equity method investments primarily represent joint operating ventures in privately-held companies with ownership rights varying from 15% to 50%. The Company applies the equity method of accounting for these investments by recording our proportionate share of net earnings or losses of investees in non-operating income (expense), net and by monitoring these investments for any impairments.
The total carrying amount of equity method investments was primarily related to our 15% investment in PTx Trimble of $220.5 million and $222.3 million at the end of the first quarter of 2025 and the year end 2024.
Other Investments
Other investments represent early-stage companies without readily determinable fair values with ownership rights varying from 1% to 32.5%. The Company applies the measurement alternative for these investments, which requires measurement at initial cost, less any impairments, adjusted for observable price changes. Adjustments are recorded in other income (expense), net, which were immaterial for the periods presented.
The total carrying amount of other investments was primarily related to our 32.5% investment in Platform Science of $253.9 million at the end of the first quarter of 2025.
NOTE 5. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	As of
	First Quarter of 2025			Year End 2024
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$809.5	$(562.8)	$246.7	$819.0	$(561.2)	$257.8
Customer relationships	1,210.2	(472.8)	737.4	1,175.5	(440.2)	735.3
Trade names and other intellectual properties	38.9	(34.3)	4.6	39.0	(34.0)	5.0
	$2,058.6	$(1,069.9)	$988.7	$2,033.5	$(1,035.4)	$998.1
The estimated future amortization expense of intangible assets at the end of the first quarter of 2025 was as follows:

(In millions)
2025 (Remaining)	$124.7
2026	162.2
2027	148.9
2028	134.8
2029	113.4
Thereafter	304.7
Total	$988.7

Goodwill
The changes in the carrying amount of goodwill by segment for the first quarter of 2025 were as follows:

	AECO	Field Systems	T&L	Total
(In millions)
Balance as of year end 2024	$1,986.1	$958.2	$2,044.1	$4,988.4
Decreases due to divestitures	—	—	(3.6)	(3.6)
Foreign currency translation and other adjustments	23.4	9.8	88.6	121.8
Balance as of the end of the first quarter of 2025	$2,009.5	$968.0	$2,129.1	$5,106.6
NOTE 6. INVENTORIES
The components of inventories, net were as follows:

	As of
	First Quarter of	Year End
	2025	2024
(In millions)
Raw materials	$78.1	$71.7
Work-in-process	4.8	5.2
Finished goods	104.3	117.4
Total inventories	$187.2	$194.3
NOTE 7. REPORTING SEGMENT AND GEOGRAPHIC INFORMATION
We determined our operating segments based on how our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), views and evaluates operations. Various factors, including market separation and customer-specific applications, go-to-market channels, and products and services, were considered in determining these operating segments. Our CODM uses segment revenue and operating income to assess segment performance and to allocate resources. The CODM evaluates segment revenue and operating income by considering periodic forecast-to-actual variances and trends, as well as overall strategic initiatives. Asset information by segments is not regularly reviewed by the CODM.
In each of our segments, we sell many individual products. For this reason, it is impracticable to segregate and identify revenue for each of the individual products or group of products we sell.
Our reportable segments are described below:
•Architects, Engineers, Construction and Owners (“AECO”). This segment primarily serves customers working in architecture, engineering, construction, design, asset management, operations, and maintenance. Within this segment, our most substantial product portfolios are software solutions focused on design, engineering, building and civil construction, capital planning, and asset management software. Products are sold primarily through a direct channel to customers.
•Field Systems. This segment primarily serves customers working in surveying and mapping, civil construction, building construction field services, and positioning systems. Within this segment, our most substantial product portfolios are hardware and software solutions focused on geospatial, civil engineering construction, and positioning services. Products are sold and distributed primarily through a global network of independent distribution partners.
•Transportation and Logistics (“T&L”). This segment provides a suite of solutions for shippers, carriers, and intermediaries globally. Within this segment, our most substantial product portfolio addresses the truckload freight market. Products are sold primarily through a direct channel to customers.
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

	Reporting Segments
	AECO	Field Systems	T&L
(In millions)
First Quarter of 2025
Segment revenue	$335.4	$359.2	$146.0
Cost of sales	58.9	154.2	44.6
Operating expense	184.9	98.4	75.3
Operating income	$91.6	$106.6	$26.1
Operating income %	27.3%	29.7%	17.9%

First Quarter of 2024
Segment revenue	$339.1	$419.2	$195.0
Cost of sales	55.3	195.9	73.5
Operating expense	157.1	125.0	85.2
Operating income	$126.7	$98.3	$36.3
Operating income %	37.4%	23.4%	18.6%
A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	First Quarter of
	2025	2024
(In millions)
Total segment operating income	$224.3	$261.3
Unallocated general corporate expenses	(26.1)	(26.9)
Amortization of purchased intangible assets	(42.0)	(54.5)
Acquisition / divestiture items	(8.9)	(23.9)
Stock-based compensation / deferred compensation	(37.5)	(38.8)
Restructuring and other costs	(12.3)	(8.0)
Consolidated operating income	97.5	109.2
Total non-operating expense, net	(11.1)	(36.2)
Consolidated income before taxes	$86.4	$73.0
The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reporting Segment tables above.

	Reporting Segments
	AECO	Field Systems	T&L	Total
(In millions)
First Quarter of 2025
North America	$229.2	$192.3	$84.2	$505.7
Europe	71.8	95.6	55.3	222.7
Asia Pacific	27.7	49.4	2.7	79.8
Rest of World	6.7	21.9	3.8	32.4
Total segment revenue	$335.4	$359.2	$146.0	$840.6

First Quarter of 2024
North America	$193.1	$182.0	$119.7	$494.8
Europe	100.0	140.5	56.7	297.2
Asia Pacific	35.0	65.0	5.7	105.7
Rest of World	11.0	31.7	12.9	55.6
Total segment revenue	$339.1	$419.2	$195.0	$953.3

Total revenue in the United States, as included in the Condensed Consolidated Statements of Income, was $469.8 million and $456.9 million for the first quarter of 2025 and 2024. No single customer or country other than the United States accounted for 10% or more of our total revenue.
NOTE 8. DEBT
Debt consisted of the following:

		As of
		First Quarter of		Year End
Instrument	Date of Issuance	2025		2024
(In millions)		Effective interest rate
Senior Notes:
Senior Notes, 4.90%, due June 2028	June 2018	5.04%	$600.0	$600.0
Senior Notes, 6.10%, due March 2033	March 2023	6.13%	800.0	800.0
Unamortized discount and issuance costs			(9.0)	(9.4)
Total long-term debt			$1,391.0	$1,390.6
Senior Notes
All of our senior notes are unsecured obligations. Interest on the senior notes is payable semi-annually in June and December of each year for the 2028 senior notes and in March and September for the 2033 senior notes. Additional details are unchanged from the information disclosed in Note 8 “Debt” of the 2024 Form 10-K.
Credit Facilities
2022 Credit Facility
In 2022, we entered into a five-year, unsecured, revolving credit facility in the aggregate principal amount of up to $1.25 billion. Subject to approval, we may increase the commitments for revolving loans by an aggregate principal amount of up to $500.0 million. The variable interest rate and commitment fees are based on our current long-term, senior unsecured debt ratings, our leverage ratio, and certain specified sustainability targets.
At the end of the first quarter of 2025, we were in compliance with our debt covenants for the 2022 credit facility. Additional details are unchanged from the information disclosed in Note 8 “Debt” of the 2024 Form 10-K.
Uncommitted Facilities
At the end of the first quarter of 2025, we had two $75.0 million and one €100.0 million revolving credit facilities, which are uncommitted. Generally, these variable-rate, uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.
NOTE 9. FAIR VALUE MEASUREMENTS
Fair value is measured by using observable or, to the extent necessary, unobservable inputs.
Financial instruments recorded at fair value include our deferred compensation plan. The fair value was $29.3 million and $31.0 million at the end of the first quarter of 2025 and the end of 2024, and is included in Other non-current assets and Other non-current liabilities on our Condensed Consolidated Balance Sheets. The fair value was measured by using quoted prices in active markets.
Financial instruments not recorded at fair value on a recurring basis (debt) had an estimated fair value of $1.4 billion at both the end of the first quarter of 2025 and the end of 2024. The fair value of the debt was determined based on observable market prices in less active markets. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.

NOTE 10. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during the first quarter of 2025 and 2024 were as follows:

	First Quarter of
(In millions)	2025	2024
Beginning balance of the period	$896.0	$761.4
Revenue recognized from prior year-end	(327.5)	(299.2)
Billings net of revenue recognized from current year and other	324.3	356.4
Ending balance of the period	$892.8	$818.6
Remaining Performance Obligations
At the end of the first quarter of 2025, approximately $1.7 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.2 billion or 72% of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.
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
The following table shows the computation of basic and diluted earnings per share:

	First Quarter of
	2025	2024
(In millions, except per share amounts)
Numerator:
Net income	$66.7	$57.2
Denominator:
Weighted-average shares of common stock outstanding - basic	243.3	245.5
Effect of dilutive securities	2.9	1.9
Weighted-average shares of common stock outstanding - diluted	246.2	247.4

Basic earnings per share	$0.27	$0.23
Diluted earnings per share	$0.27	$0.23

Antidilutive weighted-average shares (1)	0.1	0.8
(1)    Antidilutive stock-based awards are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase diluted earnings per share.
NOTE 12. INCOME TAXES
For the first quarter of 2025, our effective income tax rate was 22.8%, as compared to 21.6% in the corresponding period in 2024. The increase was primarily due to lower U.S. federal R&D credits, partially offset by higher stock-based compensation deductions.
Unrecognized tax benefits of $46.4 million and $45.8 million at the end of the first quarter of 2025 and at the end of 2024, if recognized, would favorably affect the effective income tax rate in future periods. At the end of the first quarter of 2025 and at the end of 2024, we accrued interest and penalties of $10.0 million and $8.8 million.

NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
At the end of the first quarter of 2025, we had unconditional purchase obligations of approximately $430.6 million. These unconditional purchase obligations primarily represent (i) various non-cancellable agreements with certain service providers with minimum or fixed commitments, and (ii) open non-cancellable purchase orders for material purchases with our inventory vendors.
Litigation
From time to time, we are involved in litigation arising in the ordinary course of our business. There are no material legal proceedings, aside from ordinary routine litigation incidental to our business, that we or any of our subsidiaries are party to or our property is subject to.
NOTE 14. SUBSEQUENT EVENTS
On April 25, 2025, the Audit Committee of the Board of Directors (i) dismissed Ernst & Young LLP as the Company’s independent registered public accounting firm and (ii) appointed KPMG LLP as the Company’s independent registered public accounting firm, in each case, effective as of April 25, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first quarter of 2025. For a complete discussion of our critical accounting policies and estimates, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2024 Form 10-K.
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
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $2,176.5 million, which represents growth of 7% year-over-year at the end of the first quarter of 2025. Excluding the impact of foreign currency, acquisitions, and divestitures, organic ARR growth was 15%. This shift toward recurring revenue has positively impacted our revenue mix, growth, and profitability over time and is leading to improved visibility in our businesses. Our software, services, and recurring revenue represented 78% and 73% of total revenue for the first quarter of 2025 and 2024. Additionally, we continue to maintain focus on increasing our mix of recurring revenue, which is accelerated by the Ag divestiture that closed in the second quarter of 2024 and the Mobility divestiture that closed in the first quarter of 2025.
As our solutions have expanded, our go-to-market model has also evolved with a balanced mix between direct, distribution, and OEM customers as well as enterprise-level customer relationships.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we refer to organic revenue growth, which is a non-GAAP measure. For a full definition of ARR, organic ARR, and organic revenue growth as used in this discussion and analysis, refer to the “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” below in this Item 2.
Impact of Recent Events on Our Business
Acquisitions and Divestitures
We acquire businesses that align with our long-term growth strategies, including our strategic product roadmap and, conversely, we divest certain businesses that no longer fit those strategies. This is demonstrated by the 12 acquisitions and 23 divestitures that we have completed since 2020, including the Ag divestiture in the second quarter of 2024 and the Mobility divestiture in the first quarter of 2025.

Mobility Divestiture
On February 8, 2025, we completed the sale of our Mobility business to Platform Science in exchange for equity ownership interests with a fair value of $253.9 million. The fair value was based on unobservable inputs, including discounted cash flow projections, market comparables, and an option pricing model. Following the closing of the transaction, we own, or have rights to acquire, 32.5% of Platform Science’s expanded business comprised of (i) shares of preferred stock, with certain liquidation preferences, that represent 28.5% ownership, and (ii) common stock warrants allowing us the rights to acquire 4% of additional ownership.
Upon closing of the transaction, we deconsolidated $277.3 million of net assets including $145.3 million of goodwill, and we recorded our equity investment at its fair value under the measurement alternative election, which represents a non-cash investing activity. As a result, we recognized a cumulative, pre-tax loss of $30.6 million from the held for sale date in the third quarter of 2024 to the closing date. Mobility was reported as a part of our T&L segment.
The combined business aims to enhance driver experience, fleet safety, efficiency, and compliance by combining two cutting-edge in-cab commercial vehicle ecosystems.
Ag Divestiture
On April 1, 2024, we completed the sale and contribution of our Ag business to AGCO in exchange for $1.9 billion of cash proceeds and an equity ownership interest in PTx Trimble, a joint venture (the “JV”) that was formed by Trimble and AGCO, with a fair value of $275.6 million. The fair value was based on a combination of the equity value, primarily the transaction price, and an option pricing model for a put and call option. Following the closing of the transaction, we own 15% of the JV.
Upon closing of the transaction, we deconsolidated $457.3 million of net assets, including $357.4 million of goodwill, and we recorded our equity investment at its fair value under the equity method of accounting, which represents a non-cash investing activity. As a result, we recognized a pre-tax gain of $1.7 billion in the second quarter of 2024, which includes the gain for our retained 15% ownership interest in the JV. The sale and contribution of the Ag business excluded certain GNSS and guidance technologies. Ag was reported as a part of our Field Systems segment.
The formation of the JV is expected to better serve farmers with factory fit and aftermarket applications in the mixed fleet precision agriculture market to help farmers drive productivity, efficiency, and sustainability.
Macroeconomic Conditions
Macroeconomic conditions continue to present significant challenges globally, driven by geopolitical tensions, tariff and trade policies, exchange rate and interest rate volatility, and persistent inflationary pressures. The heightened trade tensions and related imposition of tariffs between the United States and its trading partners, the extent and duration of these tariffs, and their impact on global economic conditions remain uncertain and depend on various factors, including international negotiations, policy responses, potential exemptions, and shifts in global supply and demand. These evolving dynamics may have a negative impact on our business operations; however, our shift away from hardware-centric business towards a more significant mix of recurring revenue is expected to decrease such impacts. We are closely monitoring global trade developments and considering ways to mitigate potential impacts on our business.

RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	First Quarter of
	2025	2024	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$271.6	$367.1	$(95.5)	(26)%
Subscription and services	569.0	586.2	(17.2)	(3)%
Total revenue	$840.6	$953.3	$(112.7)	(12)%
Gross margin	$560.8	$593.6	$(32.8)	(6)%
Gross margin as a % of revenue	66.7%	62.3%
Operating income	$97.5	$109.2	$(11.7)	(11)%
Operating income as a % of revenue	11.6%	11.5%
Diluted earnings per share	$0.27	$0.23	$0.04	17%

Non-GAAP operating income (1)	$198.2	$234.4	$(36.2)	(15)%
Non-GAAP operating income as a % of revenue (1)	23.6%	24.6%
Non-GAAP diluted earnings per share (1)	$0.61	$0.64	$(0.03)	(5)%

Annualized Recurring Revenue (“ARR”) (1)	$2,176.5	$2,028.6	$147.9	7%

(1)    Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this report for definitions.

First Quarter of 2025 as Compared to 2024
Revenue

Change versus the corresponding period in 2024	First Quarter of 2025
	% Change
	Product	Subscription and Services	Total Revenue

Change in Revenue	(26)%	(3)%	(12)%
Acquisitions	3%	1%	1%
Divestitures	(27)%	(7)%	(14)%
Foreign currency exchange	(1)%	(1)%	(1)%
Organic growth	(1)%	4%	2%
Note that the first quarter of 2025 began on January 4, 2025 compared to the first quarter of 2024, which began on December 30, 2023. This significantly impacted overall Company and AECO year-over-year comparisons due to the timing of revenue recognition for January 1 annual software term license renewals (“software renewals”). At an overall company level, the estimated impact of the software renewals was $49.6 million or a 5% negative impact on revenue growth. For AECO, the estimated impact was $49.0 million or a 14% negative impact on AECO segment revenue growth.
Organic total revenue increased for the first quarter due to strong subscription growth across all segments, partially offset by prior year software renewals.
Organic product revenue was flat for the first quarter primarily due to relatively strong end-user demand for Civil Construction solutions, offset by a decline in Surveying due to an unusually large order in the prior year.
Organic subscription and services revenue increased for the first quarter primarily due to subscription growth across all segments, with the biggest impact in AECO, partially offset by prior year software renewals.
Gross Margin
Gross margin decreased for the first quarter primarily due to the margin associated with the divestitures and prior year software renewals, partially offset by the growth of higher margin subscription sales.
Gross margin as a percentage of revenue increased for the first quarter due to growth of higher margin subscription sales and the divestiture of lower margin businesses, partially offset by the impact of prior year software renewals.
Operating Income
Operating income decreased for the first quarter primarily due to the impact of divestitures and prior year software renewals, partially offset by organic growth.
Operating income as a percentage of revenue was relatively flat.
Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense, along with these expenses as a percentage of revenue for the periods indicated:

	First Quarter of
	2025	2024	Dollar Change	% Change
(In millions)
Research and development	$158.5	$170.2	$(11.7)	(7)%
Percentage of revenue	18.9%	17.9%
Sales and marketing	$153.2	$146.8	$6.4	4%
Percentage of revenue	18.2%	15.4%
General and administrative	$121.5	$134.1	$(12.6)	(9)%
Percentage of revenue	14.5%	14.1%
Total	$433.2	$451.1	$(17.9)	(4)%

R&D expense decreased for the first quarter primarily due to the impact of the divestitures, partially offset by higher compensation expense. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased for the first quarter primarily due to higher compensation expense, including commissions, as well as higher marketing and consulting costs related to AECO revenue growth, partially offset by the impact of the divestitures.
G&A expense decreased for the first quarter primarily due to the divestitures, partially offset by higher investment costs associated with our Connect & Scale strategy and higher incentive compensation.
Amortization of Purchased Intangible Assets

	First Quarter of
	2025	2024	Dollar Change	% Change
(In millions)
Cost of sales	$16.4	$27.8	$(11.4)	(41)%
Operating expenses	25.6	26.7	(1.1)	(4)%
Total amortization expense of purchased intangibles	$42.0	$54.5	$(12.5)	(23)%

Total amortization expense of purchased intangibles as a percentage of revenue	5%	6%
Total amortization expense of purchased intangibles decreased for the first quarter primarily due to the expiration of prior years’ acquisition amortization.
Non-Operating (Expense) Income, Net
The components of non-operating (expense) income, net, were as follows:

	First Quarter of
	2025	2024	Dollar Change	% Change
(In millions)
Interest expense, net	$(15.6)	$(45.2)	$29.6	(65)%
Income from equity method investments, net	1.0	5.6	(4.6)	(82)%
Other income, net	3.5	3.4	0.1	3%
Total non-operating expense, net	$(11.1)	$(36.2)	$25.1	(69)%
Non-operating expense, net decreased for the first quarter primarily due to lower interest expense after the debt repayment made in 2024.
Income Tax Provision
For the first quarter of 2025, our effective income tax rate was 22.8%, as compared to 21.6% in the corresponding period in 2024. The increase was primarily due to lower U.S. federal R&D credit, partially offset by higher stock-based compensation deductions.
Results by Segment
We report our financial performance, including revenue and operating income, based on three reportable segments: AECO, Field Systems, and T&L.
Our CODM views and evaluates operations based on the results of our reportable operating segments under our management reporting system. For additional discussion of our segments, refer to Note 7 “Reporting Segment and Geographic Information” of this report.

The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	First Quarter of
	2025	2024	Dollar Change	% Change
(In millions)
AECO
Segment revenue	$335.4	$339.1	$(3.7)	(1)%
Segment revenue as a % of total revenue	40%	36%
Segment operating income	$91.6	$126.7	(35.1)	(28)%
Segment operating income as a % of segment revenue	27.3%	37.4%
Field Systems
Segment revenue	$359.2	$419.2	(60.0)	(14)%
Segment revenue as a % of total revenue	43%	44%
Segment operating income	$106.6	$98.3	8.3	8%
Segment operating income as a % of segment revenue	29.7%	23.4%
T&L
Segment revenue	$146.0	$195.0	(49.0)	(25)%
Segment revenue as a % of total revenue	17%	20%
Segment operating income	$26.1	$36.3	(10.2)	(28)%
Segment operating income as a % of segment revenue	17.9%	18.6%
The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	First Quarter of
	2025	2024
(In millions)
Total segment operating income	$224.3	$261.3
Unallocated general corporate expenses	(26.1)	(26.9)
Amortization of purchased intangible assets	(42.0)	(54.5)
Acquisition / divestiture items	(8.9)	(23.9)
Stock-based compensation / deferred compensation	(37.5)	(38.8)
Restructuring and other costs	(12.3)	(8.0)
Consolidated operating income	97.5	109.2
Total non-operating expense, net	(11.1)	(36.2)
Consolidated income before taxes	$86.4	$73.0
AECO

First Quarter of 2025
Change versus the corresponding period in 2024	% Change

Change in Revenue - AECO	(1)%
Acquisitions	—%
Divestitures	—%
Foreign currency exchange	(1)%
Organic growth	—%
Organic revenue was flat for the first quarter due to increased subscription revenue, which benefited from cumulative growth along with an expansion of customers across many products, with the largest impacts resulting from Viewpoint, Architecture & Design, and MEP products. The increases were largely offset by the impact of prior year software renewals, primarily for Structures products.
Operating income and operating income as a percentage of revenue decreased for the first quarter primarily due to the impact of prior year software renewals, partially offset by increased subscription revenue and associated gross margin expansion.

Field Systems

First Quarter of 2025
Change versus the corresponding period in 2024	% Change

Change in Revenue - Field Systems	(14)%
Acquisitions	2%
Divestitures	(21)%
Foreign currency exchange	—%
Organic growth	5%
Organic revenue increased for the first quarter primarily due to relatively strong end-user demand for Civil Construction solutions, offset by a decline in Surveying due to an unusually large order in the prior year. Surveying end-user demand was relatively strong; however, dealers tightly managed and drew down on their pre-existing inventories.
Operating income and operating income as a percentage of revenue increased for the first quarter due to organic revenue growth and gross margin expansion, including a higher mix of software and subscription revenue, partially offset by the loss of lower margin divestiture income.
T&L

First Quarter of 2025
Change versus the corresponding period in 2024	% Change

Change in Revenue - T&L	(25)%
Acquisitions	2%
Divestitures	(26)%
Foreign currency exchange	(2)%
Organic growth	1%
Organic revenue increased for the first quarter primarily driven by Transporeon and MAPS subscription revenue growth.
Operating income and operating income as a percentage of revenue decreased for the first quarter primarily due to the loss of divestiture income.
LIQUIDITY AND CAPITAL RESOURCES

	As of
	First Quarter of	Year End
	2025	2024	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents (1)	$290.0	$747.8	$(457.8)	(61)%
As a percentage of total assets	3.3%	7.9%
Principal balance of outstanding debt	$1,400.0	$1,400.0	$—	—%

	First Quarter of
	2025	2024	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$155.6	$233.8	$(78.2)	(33)%
Net cash used in investing activities	(14.5)	(3.5)	(11.0)	314%
Net cash used in financing activities	(611.1)	(202.2)	(408.9)	202%
Effect of exchange rate changes on cash and cash equivalents	12.2	(5.4)	17.6	(326)%
Net (decrease) increase in cash and cash equivalents	$(457.8)	$22.7
(1) Includes $9.0 million of cash and cash equivalents classified as held for sale as of year end 2024.

Operating Activities
The decrease in cash provided by operating activities was primarily driven by higher tax and incentive bonus payments, partially offset by reductions in net working capital requirements associated with a greater mix of software and subscription revenue.
Investing Activities
The increase in cash used in investing activities was primarily related to the Mobility divestiture that closed in the current year.
Financing Activities
The increase in cash used in financing activities was primarily driven by $627.4 million in repurchases of common stock in the current year, as compared to $175.0 million of repurchases in the prior year.
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
Our 2022 credit facility allows us to borrow up to $1.25 billion, with an option to increase the borrowings for up to $1.75 billion with lender approval. As of April 4, 2025, there was no outstanding debt under the 2022 credit facility.
In the second quarter of 2024, we completed the Ag divestiture and received $1.9 billion of cash proceeds, subject to working capital adjustments. Approximately half of the proceeds were used in 2024 to pay down debt and make a tax payment of $122.0 million related to the transaction. In the first quarter of 2025, we used $627.4 million of proceeds to repurchase stock. We expect to use the remaining proceeds to pay for $253.0 million of taxes becoming due in the second quarter of 2025.
Our cash requirements have not otherwise materially changed since the 2024 Form 10-K.

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
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		First Quarter of
		2025		2024
		Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$840.6		$953.3
GROSS MARGIN:
GAAP gross margin:		$560.8	66.7%	$593.6	62.3%
Amortization of purchased intangible assets	(A)	16.4		27.8
Stock-based compensation / deferred compensation	(C)	4.3		4.3
Restructuring and other costs	(D)	0.2		1.4
Non-GAAP gross margin:		$581.7	69.2%	$627.1	65.8%
OPERATING EXPENSES:
GAAP operating expenses:		$463.3	55.1%	$484.4	50.8%
Amortization of purchased intangible assets	(A)	(25.6)		(26.7)
Acquisition / divestiture items	(B)	(8.9)		(23.9)
Stock-based compensation / deferred compensation	(C)	(33.2)		(34.5)
Restructuring and other costs	(D)	(12.1)		(6.6)
Non-GAAP operating expenses:		$383.5	45.6%	$392.7	41.2%
OPERATING INCOME:
GAAP operating income:		$97.5	11.6%	$109.2	11.5%
Amortization of purchased intangible assets	(A)	42.0		54.5
Acquisition / divestiture items	(B)	8.9		23.9
Stock-based compensation / deferred compensation	(C)	37.5		38.8
Restructuring and other costs	(D)	12.3		8.0
Non-GAAP operating income:		$198.2	23.6%	$234.4	24.6%

		First Quarter of
		2025		2024
NON-OPERATING (EXPENSE) INCOME, NET:
GAAP non-operating expense, net:		$(11.1)		$(36.2)
Acquisition / divestiture items	(B)	(5.3)		(3.4)
Deferred compensation	(C)	0.9		(2.4)
Restructuring and other costs	(D)	0.1		—
Non-GAAP non-operating expense, net:		$(15.4)		$(42.0)
			Tax Rate %		Tax Rate %
			(G)		(G)
INCOME TAX PROVISION:
GAAP income tax provision:		$19.7	22.8%	$15.8	21.6%
Non-GAAP items tax effected	(E)	22.0		25.8
Difference in GAAP and Non-GAAP tax rate	(F)	(10.3)		(8.3)
Non-GAAP income tax provision:		$31.4	17.2%	$33.3	17.3%

NET INCOME:
GAAP net income:		$66.7		$57.2
Amortization of purchased intangible assets	(A)	42.0		54.5
Acquisition / divestiture items	(B)	3.6		20.5
Stock-based compensation	(C)	38.4		36.4
Restructuring and other costs	(D)	12.4		8.0
Non-GAAP tax adjustments	(E) - (F)	(11.7)		(17.5)
Non-GAAP net income:		$151.4		$159.1
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share:		$0.27		$0.23
Amortization of purchased intangible assets	(A)	0.17		0.22
Acquisition / divestiture items	(B)	0.01		0.08
Stock-based compensation	(C)	0.16		0.15
Restructuring and other costs	(D)	0.05		0.03
Non-GAAP tax adjustments	(E) - (F)	(0.05)		(0.07)
Non-GAAP diluted net income per share:		$0.61		$0.64
ADJUSTED EBITDA:
GAAP operating income:		$97.5	11.6%	$109.2	11.5%
Amortization of purchased intangible assets	(A)	42.0		54.5
Acquisition / divestiture items	(B)	8.9		23.9
Stock-based compensation	(C)	37.5		38.8
Restructuring and other costs	(D)	12.3		8.0
Non-GAAP operating income:		198.2	23.6%	234.4	24.6%
Depreciation expense and cloud computing amortization		12.0		10.9
Income from equity method investments, net		1.9		5.6
Adjusted EBITDA		$212.1	25.2%	$250.9	26.3%
Non-GAAP Definitions
Non-GAAP gross margin
We define Non-GAAP gross margin as GAAP gross margin, excluding the effects of amortization of purchased intangible assets, stock-based compensation, deferred compensation, and restructuring and other costs. We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions, and manufacturing costs influence our business.
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
Adjusted EBITDA
We define Adjusted EBITDA as non-GAAP operating income plus depreciation expense, cloud computing amortization, and income from equity method investments, net, excluding our proportionate share of items such as goodwill impairment, amortization of purchased intangibles, stock-based compensation, and restructuring costs. Other companies may define Adjusted EBITDA differently. Adjusted EBITDA is a performance measure that we believe offers a useful view of the overall operations of our business because it facilitates operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, depreciation, amortization of purchased intangibles and cloud computing costs, and income from equity method investments, net.
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
(D).Restructuring and other costs. Non-GAAP gross margin and operating expenses exclude restructuring and other costs comprised of termination benefits related to reductions in employee headcount and closure or exit of facilities and incremental expenses resulting from the 2023 re-audit. Non-GAAP non-operating expense net, excludes our proportionate share of items recorded in income from equity method investment items, such as goodwill impairment, amortization of purchased intangibles, stock-based compensation, and restructuring costs.
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
(G).Tax rate percentages. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We use certain derivative financial instruments to manage these risks. We do not use derivative financial instruments for speculative purposes. All financial instruments are used in accordance with policies approved by the Board of Directors.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the first quarter of 2025, changes in foreign currency exchange rates had unfavorable impact of $9.4 million and $0.9 million on revenue and operating income.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables, primarily denominated in Euro, British Pound, Brazilian Real, New Zealand Dollars, and Canadian Dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. We occasionally enter into foreign currency exchange contracts to hedge the purchase price of some of our larger business acquisitions.
Our foreign currency contracts are marked-to-market through earnings every period and generally range in maturity from one to two months. We do not enter into foreign currency contracts for trading purposes. Foreign currency contracts outstanding at the end of the first quarter of 2025 and at the end of 2024 are summarized as follows:

	First Quarter of 2025		Year End 2024
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(505.9)	$3.5	$(624.0)	$(8.2)
Sold	58.3	—	24.0	—

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of such period because of material weaknesses in internal controls previously reported in our 2024 Form 10-K filed with the SEC on April 25, 2025.
(b) Remediation of Previously Reported Material Weaknesses.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in litigation arising out of the ordinary course of our business. There are no material legal proceedings, aside from ordinary routine litigation incidental to our business, that we or any of our subsidiaries are party to or our property is subject to.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factor disclosures since our 2024 Form 10-K. The risk factors described in the 2024 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchase of Equity Securities
In the first quarter of 2025, the Board of Directors approved a new stock repurchase program authorizing up to $1.0 billion in repurchases of our common stock, which replaces the existing 2024 stock repurchase program.
Under the 2025 stock repurchase program, we may repurchase stock from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or other means. The timing and actual amount of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available uses of capital, applicable legal requirements, and other factors. This program may be suspended, modified, or discontinued at any time without prior notice.
The following table provides information relating to our purchases of equity securities for the first quarter of 2025, which were made under the 2025 stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 4, 2025 – February 7, 2025	—	$—	—	$1,000,000,000
February 8, 2025 – March 7, 2025	4,096,351	$70.54	4,096,351	$711,026,158
March 8, 2025 – April 4, 2025	4,874,396	$69.42	4,874,396	$372,642,173
Total	8,970,747		8,970,747
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the first quarter of 2025, the following Section 16 officers and directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K under the Exchange Act) intended to satisfy the affirmative defense of Rule 10b5-1(c):
•Rob Painter, Chief Executive Officer, an officer for purposes of Section 16 of the Exchange Act, adopted a trading plan on February 20, 2025. The trading plan was entered into during an open trading window and provides for potential sales of up to 90,000 shares of our common stock between May 27, 2025 and April 30, 2026.

•Kaigham Gabriel, Director, adopted a trading plan on February 20, 2025. The trading plan was entered into during an open trading window and provides for potential sales of up to 12,514 shares of our common stock between May 21, 2025 and August 20, 2025.
•Mark Schwartz, Senior Vice President, an officer for purposes of Section 16 of the Exchange Act, adopted a trading plan on February 24, 2025. The trading plan was entered into during an open trading window and provides for potential sales of up to 4,552 shares of our common stock between May 27, 2025 and December 31, 2025.
•Ronald Bisio, Senior Vice President, an officer for purposes of Section 16 of the Exchange Act, adopted a trading plan on February 24, 2025. The trading plan was entered into during an open trading window and provides for potential sales of up to 10,000 shares of our common stock between May 27, 2025 and May 26, 2026.
•James Dalton, Director, adopted a trading plan on February 26, 2025. The trading plan was entered into during an open trading window and provides for potential sales of up to 4,159 shares of our common stock between May 28, 2025 and March 10, 2026.
•Jennifer Allison, Corporate Vice President and General Counsel, an officer for purposes of Section 16 of the Exchange Act, adopted a trading plan on February 26, 2025. The trading plan was entered into during an open trading window and provides for potential sales of up to 3,156 shares of our common stock between May 27, 2025 and February 27, 2026.
ITEM 6. EXHIBITS
We have filed, or incorporated into the report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this report.
EXHIBIT INDEX

Exh. No.	Description of Exhibit	Filed or furnished herewith or incorporated by reference to:
2.1	Amended and Restated Sale and Contribution Agreement, dated March 31, 2024, by and among the Company, PTx Trimble LLC, and AGCO Corporation	Exhibit 10.1 to Form 8-K filed Apr. 1, 2024
3.1	Certificate of Incorporation of Trimble Inc.	Exhibit 3.1 to Form 8-K filed Oct. 3, 2016
3.2	Amended and Restated By-Laws of Trimble Inc. (effective May 30, 2024)	Exhibit 3.1 to Form 8-K filed May 31, 2024
10.1	2002 Stock Plan - Form of PRSU Award Agreement (ARR-TSR with modifier, 2025 revision)	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2025, formatted in Inline XBRL, tagged as blocks of text and including detailed tags:
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

TRIMBLE INC. (Registrant)

By:	/s/ PHILLIP SAWARYNSKI
Phillip Sawarynski Chief Financial Officer (Authorized Officer and Principal Financial Officer)
Date:	May 12, 2025