Form 10-Q
period 2025-07-04
TRIMBLE INC.
filed 2025-08-06
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 4, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____
Commission file number: 001-14845

TRIMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2802192 (I.R.S. Employer Identification Number)
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
As of August 1, 2025, there were 237,969,093 shares of Common Stock, par value $0.001 per share, outstanding.

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
•our ability to maintain effective internal controls over financial reporting, including our ability to remediate our material weaknesses in our internal control over financial reporting; and
•our expectations regarding the impact (including tax implications) of the recently enacted One Big Beautiful Bill Act (the “OBBBA”).
The forward-looking statements regarding future events and the future results of Trimble Inc. (“Trimble”, the “Company” or “we” or “our” or “us”) are based on current expectations and the beliefs and assumptions of our management that are subject to risks and uncertainties. Discussions containing such forward-looking statements may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. Forward-looking statements generally can be identified by words such as “may,” “will,” “should,” “could,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in this report under the section entitled “Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (the “SEC”), specifically the most recent Annual Report on Form 10-K for 2024 filed with the SEC on April 25,
2025 (the “2024 Form 10-K”), and in other reports we file with the SEC, each as it may be amended from time to time. These forward-looking statements are made as of the date of this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

TRIMBLE INC.
Form 10-Q for the Quarter Ended July 4, 2025

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	Second Quarter of	Year End
	2025	2024
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$265.9	$738.8
Accounts receivable, net	539.5	725.8
Inventories	179.7	194.3
Prepaid expenses	109.6	103.3
Other current assets	194.9	196.2
Assets held for sale	—	312.0
Total current assets	1,289.6	2,270.4
Property and equipment, net	186.9	188.4
Goodwill	5,247.6	4,988.4
Other purchased intangible assets, net	1,014.8	998.1
Deferred income tax assets	300.2	294.4
Equity investments	630.7	361.0
Other non-current assets	429.4	387.6
Total assets	$9,099.2	$9,488.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$71.0	$—
Accounts payable	160.4	161.6
Accrued compensation and benefits	169.2	227.2
Deferred revenue	781.2	800.4
Income taxes payable	18.8	325.0
Other current liabilities	176.5	211.2
Liabilities held for sale	—	62.6
Total current liabilities	1,377.1	1,788.0
Long-term debt	1,441.4	1,390.6
Deferred revenue, non-current	101.0	95.6
Deferred income tax liabilities	211.7	199.9
Other non-current liabilities	279.9	268.9
Total liabilities	3,411.1	3,743.0
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 238.0 and 245.8 shares issued and outstanding at the end of the second quarter of 2025 and year end 2024	0.2	0.2
Additional paid-in-capital	2,364.8	2,369.4
Retained earnings	3,293.6	3,757.6
Accumulated other comprehensive income (loss)	29.5	(381.9)
Total stockholders’ equity	5,688.1	5,745.3
Total liabilities and stockholders’ equity	$9,099.2	$9,488.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
(In millions, except per share amounts)	2025	2024	2025	2024
Revenue:
Product	$292.8	$320.4	$564.4	$687.5
Subscription and services	582.9	550.4	1,151.9	1,136.6
Total revenue	875.7	870.8	1,716.3	1,824.1
Cost of sales:
Product	144.4	176.5	288.1	384.0
Subscription and services	117.3	120.4	237.0	244.8
Amortization of purchased intangible assets	16.1	28.0	32.5	55.8
Total cost of sales	277.8	324.9	557.6	684.6
Gross margin	597.9	545.9	1,158.7	1,139.5
Operating expense:
Research and development	163.3	161.5	321.8	331.7
Sales and marketing	158.4	142.5	311.6	289.3
General and administrative	117.6	148.7	239.1	282.8
Restructuring	4.0	5.1	8.5	11.7
Amortization of purchased intangible assets	26.8	26.5	52.4	53.2
Total operating expense	470.1	484.3	933.4	968.7
Operating income	127.8	61.6	225.3	170.8
Non-operating (expense) income, net:
Divestitures gain, net	2.6	1,714.1	4.8	1,717.6
Interest expense, net	(19.4)	(18.1)	(35.0)	(63.3)
Income from equity method investments, net	2.3	4.3	3.3	9.9
Other income, net	—	0.1	1.3	—
Total non-operating (expense) income, net	(14.5)	1,700.4	(25.6)	1,664.2
Income before taxes	113.3	1,762.0	199.7	1,835.0
Income tax provision	24.1	445.6	43.8	461.4
Net income	$89.2	$1,316.4	$155.9	$1,373.6
Earnings per share:
Basic	$0.37	$5.37	$0.65	$5.60
Diluted	$0.37	$5.34	$0.64	$5.56
Shares used in calculating earnings per share:
Basic	238.1	245.1	240.7	245.3
Diluted	239.6	246.4	242.9	246.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
	2025	2024	2025	2024
(In millions)
Net income	$89.2	$1,316.4	$155.9	$1,373.6
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	228.0	(36.7)	411.8	(117.0)
Net change related to derivatives and other, net of tax	(0.1)	(1.1)	(0.4)	(1.3)
Comprehensive income	$317.1	$1,278.6	$567.3	$1,255.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in millions)	Common stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Second Quarter Ended July 4, 2025	Shares	Amount	Additional Paid-In Capital
Balance as of April 4, 2025	237.2	$0.2	$2,333.8	$3,283.5	$(198.4)	$5,419.1
Net income	—	—	—	89.2	—	89.2
Other comprehensive income	—	—	—	—	227.9	227.9
Issuance of common stock under employee plans, net of tax withholdings	1.5	—	(6.3)	(36.0)	—	(42.3)
Stock repurchases	(0.7)	—	(6.0)	(43.1)	—	(49.1)
Stock-based compensation	—	—	43.3	—	—	43.3
Balance as of July 4, 2025	238.0	$0.2	$2,364.8	$3,293.6	$29.5	$5,688.1

	Common stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
First Two Quarters Ended July 4, 2025	Shares	Amount	Additional Paid-In Capital
Balance as of January 3, 2025	245.8	$0.2	$2,369.4	$3,757.6	$(381.9)	$5,745.3
Net income	—	—	—	155.9	—	155.9
Other comprehensive income	—	—	—	—	411.4	411.4
Issuance of common stock under employee plans, net of tax withholdings	1.9	—	10.8	(36.8)	—	(26.0)
Stock repurchases	(9.7)	—	(99.4)	(583.1)	—	(682.5)
Stock-based compensation	—	—	84.0	—	—	84.0
Balance as of July 4, 2025	238.0	$0.2	$2,364.8	$3,293.6	$29.5	$5,688.1

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(UNAUDITED)

(in millions)	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Second Quarter Ended June 28, 2024	Shares	Amount	Additional Paid-In Capital
Balance as of March 29, 2024	244.2	$0.2	$2,240.7	$2,340.8	$(232.6)	$4,349.1
Net income	—	—	—	1,316.4	—	1,316.4
Other comprehensive loss	—	—	—	—	(37.8)	(37.8)
Issuance of common stock under employee plans, net of tax withholdings	1.2	—	(5.4)	(28.8)	—	(34.2)
Stock repurchases	—	—	0.7	—	—	0.7
Stock-based compensation	—	—	39.2	—	—	39.2
Balance as of June 28, 2024	245.4	$0.2	$2,275.2	$3,628.4	$(270.4)	$5,633.4

	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
First Two Quarters Ended June 28, 2024	Shares	Amount	Additional Paid-In Capital
Balance as of December 29, 2023	246.5	$0.2	$2,214.6	$2,437.4	$(152.1)	$4,500.1
Net income	—	—	—	1,373.6	—	1,373.6
Other comprehensive loss	—	—	—	—	(118.3)	(118.3)
Issuance of common stock under employee plans, net of tax withholdings	1.8	—	11.3	(33.5)	—	(22.2)
Stock repurchases	(2.9)	—	(26.7)	(149.1)	—	(175.8)
Stock-based compensation	—	—	76.0	—	—	76.0
Balance as of June 28, 2024	245.4	$0.2	$2,275.2	$3,628.4	$(270.4)	$5,633.4
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Two Quarters of
(In millions)	2025	2024
Cash flow from operating activities:
Net income	$155.9	$1,373.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98.8	125.8
Deferred income taxes	(19.5)	50.4
Stock-based compensation	76.3	73.8
Divestitures gain, net	(4.8)	(1,717.6)
Other, net	41.4	8.7
(Increase) decrease in assets:
Accounts receivable, net	202.7	114.8
Inventories	12.6	14.1
Other current and non-current assets	(6.4)	(5.9)
Increase (decrease) in liabilities:
Accounts payable	(12.5)	12.9
Accrued compensation and benefits	(65.5)	(18.5)
Deferred revenue	(31.8)	55.5
Income taxes payable	(308.5)	265.7
Other current and non-current liabilities	(36.6)	(31.9)
Net cash provided by operating activities	102.1	321.4
Cash flow from investing activities:
Divestiture of businesses, net of cash divested	(7.3)	1,927.0
Acquisitions of businesses, net of cash acquired	(4.4)	(21.8)
Purchases of property and equipment	(12.5)	(21.1)
Other, net	(3.0)	(13.0)
Net cash (used in) provided by investing activities	(27.2)	1,871.1
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	(23.1)	(22.2)
Repurchases of common stock	(677.4)	(175.0)
Proceeds from debt and revolving credit lines	348.3	521.2
Payments on debt and revolving credit lines	(227.3)	(1,799.3)
Other, net	(3.1)	(4.6)
Net cash used in financing activities	(582.6)	(1,479.9)
Effect of exchange rate changes on cash and cash equivalents	25.8	(7.4)
Net (decrease) increase in cash and cash equivalents	(481.9)	705.2
Cash and cash equivalents - beginning of period (1)	747.8	238.9
Cash and cash equivalents - end of period	$265.9	$944.1
Supplemental cash flow disclosure:
Cash paid for income taxes, excluding tax for the Ag divestiture	$87.9	$49.5
Cash tax paid for the Ag divestiture	277.4	50.0
Non-cash equity investments (Note 3)
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
We use a 52- to 53-week year ending on the Friday nearest to December 31. 2025 is a 52-week year, and 2024 was a 53-week year. The second quarter of 2025 and 2024 ended on July 4, 2025 and June 28, 2024. Unless otherwise stated, all dates refer to these periods.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU allows a practical expedient election to simplify the expected credit loss estimation for accounts receivable and contract assets by assuming conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is applied prospectively and is effective for interim and annual reports beginning in 2026, with early adoption permitted. We are currently evaluating the impact of adopting this ASU.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. The ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. The disaggregation includes: (i) amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses; (ii) an explanation of costs and expenses that are not disaggregated on a quantitative basis; and (iii) the definition and total amount of selling expenses. The ASU is effective for our annual report on Form 10-K beginning in 2027 and subsequent interim reporting periods, with early adoption permitted. The ASU can be applied either prospectively or retrospectively. We are currently evaluating the impact of adopting this ASU on our financial reporting disclosures.
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
We did not adopt any new accounting pronouncements during the first two quarters of 2025.

NOTE 2. COMMON STOCK REPURCHASE
In the first quarter of 2025, the Board of Directors approved a new stock repurchase program authorizing up to $1.0 billion in repurchases of our common stock. The new stock repurchase program replaced the prior 2024 stock repurchase program, which was approved in January 2024 and has been cancelled.
Under the 2025 stock repurchase program, we may repurchase stock from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or other means. The timing and actual amount of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available uses of capital, applicable legal requirements, and other factors. This program may be suspended, modified, or discontinued at any time without prior notice. The stock repurchase authorization does not have an expiration date. At the end of the second quarter of 2025, there were remaining authorized funds of $322.6 million.
During the second quarter and first two quarters of 2025, we repurchased approximately 0.7 million and 9.7 million shares of common stock in open market purchases at an average price of $71.43 and $70.04 per share for a total of $50.0 million and $677.4 million.
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

NOTE 4. EQUITY INVESTMENTS
The following table presents our equity investments in non-marketable securities:

	As of
	Second Quarter of	Year End
	2025	2024
(In millions)
Equity method investments	$345.8	$334.6
Other investments	284.9	26.4
Total equity investments	$630.7	$361.0
Equity Method Investments
Equity method investments primarily represent joint operating ventures in privately-held companies with ownership rights varying from 5% to 50%. The Company applies the equity method of accounting for these investments by recording our proportionate share of net earnings or losses of investees in non-operating (expense) income, net and by monitoring these investments for any impairments.
Of the total carrying amount of equity method investments, our 15% investment in PTx Trimble was $222.2 million and $222.3 million at the end of the second quarter of 2025 and year end 2024.
Other Investments
Other investments are related to privately-held companies without readily determinable fair values with ownership rights varying from 1% to 32.5%. The Company applies the measurement alternative for these investments, which requires measurement at initial cost, less any impairments, adjusted for observable price changes. Adjustments are recorded in other income (expense), net, which were immaterial for the periods presented.
Of the total carrying amount of other investments, our 32.5% investment in Platform Science was $253.9 million at the end of the second quarter of 2025.
NOTE 5. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	As of
	Second Quarter of 2025			Year End 2024
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$827.8	$(581.7)	$246.1	$819.0	$(561.2)	$257.8
Customer relationships	1,278.7	(514.4)	764.3	1,175.5	(440.2)	735.3
Trade names and other intellectual properties	36.6	(32.2)	4.4	39.0	(34.0)	5.0
	$2,143.1	$(1,128.3)	$1,014.8	$2,033.5	$(1,035.4)	$998.1
The estimated future amortization expense of intangible assets at the end of the second quarter of 2025 was as follows:

(In millions)
2025 (Remaining)	$87.8
2026	171.5
2027	158.2
2028	144.0
2029	122.5
Thereafter	330.8
Total	$1,014.8

Goodwill
The changes in the carrying amount of goodwill by segment for the first two quarters of 2025 were as follows:

	AECO	Field Systems	T&L	Total
(In millions)
Balance as of year end 2024	$1,986.1	$958.2	$2,044.1	$4,988.4
Decreases due to divestitures	—	—	(3.6)	(3.6)
Foreign currency translation and other adjustments	53.7	18.0	191.1	262.8
Balance as of the end of the second quarter of 2025	$2,039.8	$976.2	$2,231.6	$5,247.6
NOTE 6. INVENTORIES
The components of inventories, net were as follows:

	As of
	Second Quarter of	Year End
	2025	2024
(In millions)
Raw materials	$67.1	$71.7
Work-in-process	5.8	5.2
Finished goods	106.8	117.4
Total inventories	$179.7	$194.3
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

	Reporting Segments
	AECO	Field Systems	T&L
(In millions)
Second Quarter of 2025
Segment revenue	$350.3	$392.7	$132.7
Cost of sales	59.7	161.9	33.6
Operating expense	184.2	109.8	70.5
Operating income	$106.4	$121.0	$28.6
Operating income %	30.4%	30.8%	21.6%

Second Quarter of 2024
Segment revenue	$299.7	$379.3	$191.8
Cost of sales	53.4	168.5	69.3
Operating expense	167.2	101.0	86.6
Operating income	$79.1	$109.8	$35.9
Operating income %	26.4%	28.9%	18.7%

First Two Quarters of 2025
Segment revenue	$685.7	$751.9	$278.7
Cost of sales	118.6	316.1	78.2
Operating expense	369.1	208.2	145.8
Operating income	$198.0	$227.6	$54.7
Operating income %	28.9%	30.3%	19.6%

First Two Quarters of 2024
Segment revenue	$638.8	$798.5	$386.8
Cost of sales	108.7	364.4	142.8
Operating expense	324.3	226.0	171.8
Operating income	$205.8	$208.1	$72.2
Operating income %	32.2%	26.1%	18.7%
A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	Second Quarter of		First Two Quarters of
	2025	2024	2025	2024
(In millions)
Total segment operating income	$256.0	$224.8	$480.3	$486.1
Unallocated general corporate expenses	(33.4)	(30.4)	(59.5)	(57.3)
Amortization of purchased intangible assets	(42.9)	(54.5)	(84.9)	(109.0)
Acquisition / divestiture items	(2.7)	(33.9)	(11.6)	(57.8)
Stock-based compensation / deferred compensation	(40.8)	(38.1)	(78.3)	(76.9)
Restructuring and other costs	(8.4)	(6.3)	(20.7)	(14.3)
Consolidated operating income	127.8	61.6	225.3	170.8
Total non-operating (expense) income, net	(14.5)	1,700.4	(25.6)	1,664.2
Consolidated income before taxes	$113.3	$1,762.0	$199.7	$1,835.0

The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reporting Segment tables above.

	Reporting Segments
	AECO	Field Systems	T&L	Total
(In millions)
Second Quarter of 2025
North America	$223.9	$216.5	$70.5	$510.9
Europe	86.2	105.5	58.0	249.7
Asia Pacific	30.5	47.7	3.3	81.5
Rest of World	9.7	23.0	0.9	33.6
Total segment revenue	$350.3	$392.7	$132.7	$875.7

Second Quarter of 2024
North America	$191.5	$200.4	$114.9	$506.8
Europe	71.3	96.2	63.9	231.4
Asia Pacific	27.0	59.1	3.3	89.4
Rest of World	9.9	23.6	9.7	43.2
Total segment revenue	$299.7	$379.3	$191.8	$870.8

First Two Quarters of 2025
North America	$453.1	$408.8	$154.7	$1,016.6
Europe	158.0	201.1	113.3	472.4
Asia Pacific	58.2	97.1	6.0	161.3
Rest of World	16.4	44.9	4.7	66.0
Total segment revenue	$685.7	$751.9	$278.7	$1,716.3

First Two Quarters of 2024
North America	$384.6	$382.4	$234.6	$1,001.6
Europe	171.3	236.7	120.6	528.6
Asia Pacific	62.0	124.1	9.0	195.1
Rest of World	20.9	55.3	22.6	98.8
Total segment revenue	$638.8	$798.5	$386.8	$1,824.1
Total revenue in the United States, as included in the Condensed Consolidated Statements of Income, was $466.9 million for both the second quarter of 2025 and 2024, and $936.7 million and $923.8 million for the first two quarters of 2025 and 2024. No single customer or country other than the United States accounted for 10% or more of our total revenue.

NOTE 8. DEBT
Debt consisted of the following:

		As of
		Second Quarter of		Year End
Instrument	Date of Issuance	2025		2024
(In millions)		Effective interest rate
Senior Notes:
Senior Notes, 4.90%, due June 2028	June 2018	5.04%	$600.0	$600.0
Senior Notes, 6.10%, due March 2033	March 2023	6.13%	800.0	800.0
Credit Facilities:
2022 Revolving Credit Facility, due March 2027	September 2022	5.54%	50.0	—
Uncommitted Credit Facilities, floating rate		5.60%	71.0	—
Unamortized discount and issuance costs			(8.6)	(9.4)
Total debt			$1,512.4	$1,390.6
Less: Short-term debt			71.0	—
Total long-term debt			$1,441.4	$1,390.6
Debt Maturities
At the end of the second quarter of 2025, our debt maturities based on the outstanding principal amounts were as follows (in millions):

Year Payable
2025 (Remaining)	$71.0
2026	—
2027	50.0
2028	600.0
2029	—
Thereafter	800.0
Total	$1,521.0
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
At the end of the second quarter of 2025, we were in compliance with our debt covenants for the 2022 credit facility. Additional details are unchanged from the information disclosed in Note 8 “Debt” of the 2024 Form 10-K.
Uncommitted Facilities
At the end of the second quarter of 2025, we had two $75.0 million and one €100.0 million revolving credit facilities, which are uncommitted. Generally, these variable-rate, uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.

NOTE 9. FAIR VALUE MEASUREMENTS
Fair value is measured by using observable or, to the extent necessary, unobservable inputs.
Financial instruments recorded at fair value include our deferred compensation plan. The fair value was $30.5 million and $31.0 million at the end of the second quarter of 2025 and the end of 2024, and is included in Other non-current assets and Other non-current liabilities on our Condensed Consolidated Balance Sheets. The fair value was measured by using quoted prices in active markets.
Financial instruments not recorded at fair value on a recurring basis (debt) had an estimated fair value of $1.6 billion and $1.4 billion at the end of the second quarter of 2025 and the end of 2024. The fair value of the debt was determined based on observable market prices in less active markets. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.
NOTE 10. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during the second quarter of 2025 and 2024 were as follows:

	Second Quarter of		First Two Quarters of
(In millions)	2025	2024	2025	2024
Beginning balance of the period	$892.8	$818.6	$896.0	$761.4
Revenue recognized from prior year-end	(218.5)	(173.3)	(546.0)	(472.5)
Billings net of revenue recognized from current year and other	207.9	168.3	532.2	524.7
Ending balance of the period	$882.2	$813.6	$882.2	$813.6
Remaining Performance Obligations
At the end of the second quarter of 2025, approximately $1.7 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.2 billion, approximately 70%, of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.
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

The following table shows the computation of basic and diluted earnings per share:

	Second Quarter of		First Two Quarters of
	2025	2024	2025	2024
(In millions, except per share amounts)
Numerator:
Net income	$89.2	$1,316.4	$155.9	$1,373.6
Denominator:
Weighted-average shares of common stock outstanding - basic	238.1	245.1	240.7	245.3
Effect of dilutive securities	1.5	1.3	2.2	1.6
Weighted-average shares of common stock outstanding - diluted	239.6	246.4	242.9	246.9

Basic earnings per share	$0.37	$5.37	$0.65	$5.60
Diluted earnings per share	$0.37	$5.34	$0.64	$5.56

Antidilutive weighted-average shares (1)	0.8	2.2	0.6	1.5
(1)    Antidilutive stock-based awards are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase diluted earnings per share.
NOTE 12. INCOME TAXES
For the second quarter of 2025, our effective income tax rate was 21.3%, as compared to 25.3% in the corresponding period in 2024. For the first two quarters, our effective income tax rate was 21.9%, as compared to 25.1% in the prior year. The decreases were primarily due to gains from the Ag divestiture in 2024.
Unrecognized tax benefits of $46.4 million and $45.8 million at the end of the second quarter of 2025 and at the end of 2024, if recognized, would favorably affect the effective income tax rate in future periods. At the end of the second quarter of 2025 and at the end of 2024, we accrued interest and penalties of $10.2 million and $8.8 million.
The OBBBA, signed into law on July 4, 2025, includes changes to U.S. federal tax regulations. We have accounted for its tax implications in the second quarter of 2025 based on our current interpretation of the legislation, and the impact to our tax rate for this period is immaterial. The OBBBA permanently repeals the domestic R&D capitalization requirement. As a result, we expect cash tax reductions of approximately $32 million in 2025 and approximately $80 million in subsequent years. The Company continues to evaluate the OBBBA and does not currently believe it will have a material impact on our effective income tax rate.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
At the end of the second quarter of 2025, we had unconditional purchase obligations of approximately $408.3 million. These unconditional purchase obligations primarily represent (i) various non-cancellable agreements with certain service providers with minimum or fixed commitments, and (ii) open non-cancellable purchase orders for material purchases with our inventory vendors.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first two quarters of 2025. For a complete discussion of our critical accounting policies and estimates, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2024 Form 10-K.
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
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $2,210.4 million, which represents growth of 5% year-over-year at the end of the second quarter of 2025. Excluding the impact of foreign currency, acquisitions, and divestitures, organic ARR growth was 13%. This shift toward recurring revenue has positively impacted our revenue mix, growth, and profitability over time and is leading to improved visibility in our businesses. Our software, services, and recurring revenue represented 79% and 75% of total revenue for the second quarter of 2025 and 2024 and 78% and 74% of total revenue for the first two quarters of 2025 and 2024. Additionally, we continue to maintain focus on increasing our mix of higher margin recurring revenue, which was accelerated by the Ag divestiture that closed in the second quarter of 2024 and the Mobility divestiture that closed in the first quarter of 2025.
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
We acquire businesses that align with our long-term growth strategies, including our strategic product roadmap and, conversely, we divest certain businesses that no longer fit those strategies. This is demonstrated by the 13 acquisitions and 23 divestitures that we have completed since 2020.

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
Ag Divestiture
On April 1, 2024, we completed the sale and contribution of our Ag business to AGCO in exchange for $1.9 billion of cash proceeds and an equity ownership interest in PTx Trimble, a JV that was formed by Trimble and AGCO, with a fair value of $275.6 million. The fair value was based on a combination of the equity value, primarily the transaction price, and an option pricing model for a put and call option. Following the closing of the transaction, we own 15% of the JV.
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
Macroeconomic Conditions
Macroeconomic conditions continue to present significant challenges globally, driven by geopolitical tensions, tariff and trade policies, exchange rate and interest rate volatility, and persistent inflationary pressures. The heightened trade tensions and related imposition of tariffs between the United States and its trading partners, the extent and duration of these tariffs, and their impact on global economic conditions remain uncertain and depend on various factors, including international negotiations, policy responses, potential exemptions, and shifts in global supply and demand. If there were to be a deterioration in the global economy, the economies of the countries or regions where our customers are located or do business, or the industries that we or our customers serve, the demand for our products and services may decrease. We are closely monitoring global trade developments and have contingency plans in place to respond to a variety of potential market scenarios.

RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	Second Quarter of				First Two Quarters of
	2025	2024	Dollar Change	% Change	2025	2024	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$292.8	$320.4	$(27.6)	(9)%	$564.4	$687.5	$(123.1)	(18)%
Subscription and services	582.9	550.4	32.5	6%	1,151.9	1,136.6	15.3	1%
Total revenue	$875.7	$870.8	$4.9	1%	$1,716.3	$1,824.1	$(107.8)	(6)%
Gross margin	$597.9	$545.9	$52.0	10%	$1,158.7	$1,139.5	$19.2	2%
Gross margin as a % of revenue	68.3%	62.7%			67.5%	62.5%
Operating income	$127.8	$61.6	$66.2	107%	$225.3	$170.8	$54.5	32%
Operating income as a % of revenue	14.6%	7.1%			13.1%	9.4%
Diluted earnings per share	$0.37	$5.34	$(4.97)	(93)%	$0.64	$5.56	$(4.92)	(88)%

Non-GAAP operating income (1)	$222.6	$194.4	$28.2	15%	$420.8	$428.8	$(8.0)	(2)%
Non-GAAP operating income as a % of revenue (1)	25.4%	22.3%			24.5%	23.5%
Non-GAAP diluted earnings per share (1)	$0.71	$0.62	$0.09	15%	$1.32	$1.26	$0.06	5%

Annualized Recurring Revenue (“ARR”) (1)	$2,210.4	$2,113.0	$97.4	5%	N/A	N/A	N/A	N/A

(1)    Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this report for definitions.

Second Quarter and First Two Quarters of 2025 as Compared to 2024
Revenue

Change versus the corresponding period in 2024	Second Quarter of 2025			First Two Quarters of 2025
	% Change			% Change
	Product	Subscription and Services	Total Revenue	Product	Subscription and Services	Total Revenue

Change in Revenue	(9)%	6%	1%	(18)%	1%	(6)%
Acquisitions	—%	1%	1%	1%	1%	1%
Divestitures	(7)%	(10)%	(9)%	(17)%	(8)%	(12)%
Foreign currency exchange	1%	1%	1%	—%	(1)%	—%
Organic growth	(3)%	14%	8%	(2)%	9%	5%
Note that the fiscal year of 2025 began on January 4, 2025 compared to the fiscal year of 2024, which began on December 30, 2023. This significantly impacted overall Company and AECO year-over-year comparisons in the first quarter and first two quarters due to the timing of revenue recognition for January 1 annual software term license renewals (“software renewals”). At an overall Company level, the estimated impact of the software renewals was $49.6 million or a 3% negative impact on revenue growth for the first two quarters. For AECO, the estimated impact was $49.0 million or an 8% negative impact on AECO segment revenue growth for the first two quarters.
Total organic revenue increased for the second quarter and the first two quarters primarily due to subscription and services growth, partially offset by decreased product revenue, mostly in hardware sales. In addition, the revenue increase for the first two quarters was partially offset by the impact of prior year AECO software renewals.
Organic product revenue decreased for the second quarter and the first two quarters primarily due to Surveying, which had an unusually large order in the prior year, partially offset by relatively strong end-user demand for Civil Construction solutions. Product revenue was also negatively impacted by the conversion of software perpetual licenses to term licenses for Civil Construction and Surveying products.
Organic subscription and services revenue increased for the second quarter and the first two quarters primarily due to strong subscription growth, and to a lesser extent, software term license growth with the largest impact in AECO. The increase for the first two quarters was partially offset by the impact of prior year AECO software renewals.
Gross Margin
Gross margin and gross margin as a percentage of revenue increased for the second quarter and first two quarters primarily due to the improved mix of higher margin subscription and software term license sales, lower intangible amortization cost due to fully amortized intangibles, as well as the divestiture of lower margin businesses.
Operating Income
Operating income increased for the second quarter and first two quarters primarily due to organic revenue and gross margin expansion, partially offset by the loss of divestiture income. In addition to organic revenue and gross margin expansion, operating income as a percentage of revenue was favorably impacted by the loss of lower margin divestiture income.

Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense, along with these expenses as a percentage of revenue for the periods indicated:

	Second Quarter of				First Two Quarters of
	2025	2024	Dollar Change	% Change	2025	2024	Dollar Change	% Change
(In millions)
Research and development	$163.3	$161.5	$1.8	1%	$321.8	$331.7	$(9.9)	(3)%
Percentage of revenue	18.6%	18.5%			18.7%	18.2%
Sales and marketing	$158.4	$142.5	$15.9	11%	$311.6	$289.3	$22.3	8%
Percentage of revenue	18.1%	16.4%			18.2%	15.9%
General and administrative	$117.6	$148.7	$(31.1)	(21)%	$239.1	$282.8	$(43.7)	(15)%
Percentage of revenue	13.4%	17.1%			13.9%	15.5%
Total	$439.3	$452.7	$(13.4)	(3)%	$872.5	$903.8	$(31.3)	(3)%
R&D expense slightly increased for the second quarter primarily due to higher compensation expense, partially offset by the impact of the divestitures. R&D expense decreased for the first two quarters primarily due to the impact of the divestitures, partially offset by increased compensation expenses. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased for the second quarter and first two quarters primarily due to higher compensation expense, including commissions, as well as higher marketing and consulting costs related to revenue growth, partially offset by the impact of the divestitures.
G&A expense decreased for the second quarter and first two quarters primarily due to higher consulting and transaction costs in the prior year and the impact of the divestitures, partially offset by higher investment costs associated with our Connect & Scale strategy and higher incentive compensation.
Amortization of Purchased Intangible Assets

	Second Quarter of				First Two Quarters of
	2025	2024	Dollar Change	% Change	2025	2024	Dollar Change	% Change
(In millions)
Cost of sales	$16.1	$28.0	$(11.9)	(43)%	$32.5	$55.8	$(23.3)	(42)%
Operating expenses	26.8	26.5	0.3	1%	52.4	53.2	(0.8)	(2)%
Total amortization expense of purchased intangibles	$42.9	$54.5	$(11.6)	(21)%	$84.9	$109.0	$(24.1)	(22)%

Total amortization expense of purchased intangibles as a percentage of revenue	5%	6%			5%	6%
Total amortization expense of purchased intangibles decreased for the second quarter and first two quarters primarily due to the expiration of prior years’ acquisition amortization.

Non-Operating (Expense) Income, Net
The components of non-operating (expense) income, net, were as follows:

	Second Quarter of				First Two Quarters of
	2025	2024	Dollar Change	% Change	2025	2024	Dollar Change	% Change
(In millions)
Divestitures gain, net	$2.6	$1,714.1	$(1,711.5)	(100)%	$4.8	$1,717.6	$(1,712.8)	(100)%
Interest expense, net	(19.4)	(18.1)	(1.3)	7%	(35.0)	(63.3)	28.3	(45)%
Income from equity method investments, net	2.3	4.3	(2.0)	(47)%	3.3	9.9	(6.6)	(67)%
Other income, net	—	0.1	(0.1)	(100)%	1.3	—	1.3	N/A
Total non-operating (expense) income, net	$(14.5)	$1,700.4	$(1,714.9)	(101)%	$(25.6)	$1,664.2	$(1,689.8)	(102)%
Non-operating expense, net increased for the second quarter and first two quarters primarily due to the Ag divestiture gain in the prior year.
Income Tax Provision
For the second quarter of 2025, our effective income tax rate was 21.3%, as compared to 25.3% in the corresponding period in 2024. For the first two quarters, our effective income tax rate was 21.9%, as compared to 25.1% in the prior year. The decrease was primarily due to gains from the Ag divestiture in 2024.
The OBBBA, signed into law on July 4, 2025, includes changes to U.S. federal tax regulations. We have accounted for its tax implications based on our current interpretation of the legislation in the second quarter of 2025, and the impact to our tax rate for this period is immaterial. The Company continues to evaluate the OBBBA and does not currently believe it will have a material impact on our effective income tax rate.
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

The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	Second Quarter of				First Two Quarters of
	2025	2024	Dollar Change	% Change	2025	2024	Dollar Change	% Change
(In millions)
AECO
Segment revenue	$350.3	$299.7	$50.6	17%	$685.7	$638.8	$46.9	7%
Segment revenue as a % of total revenue	40%	34%			40%	35%
Segment operating income	$106.4	$79.1	27.3	35%	$198.0	$205.8	(7.8)	(4)%
Segment operating income as a % of segment revenue	30%	26%			29%	32%
Field Systems
Segment revenue	$392.7	$379.3	13.4	4%	$751.9	$798.5	(46.6)	(6)%
Segment revenue as a % of total revenue	45%	44%			44%	44%
Segment operating income	$121.0	$109.8	11.2	10%	$227.6	$208.1	19.5	9%
Segment operating income as a % of segment revenue	31%	29%			30%	26%
T&L
Segment revenue	$132.7	$191.8	(59.1)	(31)%	$278.7	$386.8	(108.1)	(28)%
Segment revenue as a % of total revenue	15%	22%			16%	21%
Segment operating income	$28.6	$35.9	(7.3)	(20)%	$54.7	$72.2	(17.5)	(24)%
Segment operating income as a % of segment revenue	22%	19%			20%	19%
The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	Second Quarter of		First Two Quarters of
	2025	2024	2025	2024
(In millions)
Total segment operating income	$256.0	$224.8	$480.3	$486.1
Unallocated general corporate expenses	(33.4)	(30.4)	(59.5)	(57.3)
Amortization of purchased intangible assets	(42.9)	(54.5)	(84.9)	(109.0)
Acquisition / divestiture items	(2.7)	(33.9)	(11.6)	(57.8)
Stock-based compensation / deferred compensation	(40.8)	(38.1)	(78.3)	(76.9)
Restructuring and other costs	(8.4)	(6.3)	(20.7)	(14.3)
Consolidated operating income	127.8	61.6	225.3	170.8
Total non-operating (expense) income, net	(14.5)	1,700.4	(25.6)	1,664.2
Consolidated income before taxes	$113.3	$1,762.0	$199.7	$1,835.0

AECO

	Second Quarter of 2025	First Two Quarters of 2025
Change versus the corresponding period in 2024	% Change	% Change

Change in Revenue - AECO	17%	7%
Foreign currency exchange	1%	—%
Organic growth	16%	7%
Organic subscription and services revenue increased for the second quarter and the first two quarters primarily due to strong subscription revenue, and to a lesser extent, software term licenses. Revenue benefited from cumulative growth along with an expansion of customers across many products, with the largest impacts resulting from Construction Management Systems, Architecture & Design, MEP, and Structures solutions. The increase for the first two quarters was partially offset by the impact of prior year software renewals for Structures products.
Operating income and operating income as a percentage of revenue increased for the second quarter primarily due to increased revenue and gross margin expansion. Operating income and operating income as a percentage of revenue decreased for the first two quarters primarily due to the impact of prior year software renewals, partially offset by increased subscription revenue.
Field Systems

	Second Quarter of 2025	First Two Quarters of 2025
Change versus the corresponding period in 2024	% Change	% Change

Change in Revenue - Field Systems	4%	(6)%
Acquisitions	—%	1%
Divestitures	—%	(11)%
Foreign currency exchange	1%	—%
Organic growth	3%	4%
Organic revenue increased for the second quarter and first two quarters primarily due to relatively strong end-user demand and competitive wins for Civil Construction solutions, offset by a decline in Surveying due to unusually large orders in the prior year. Revenue was also negatively impacted by the conversion of software perpetual licenses to term licenses for Civil Construction and Surveying products.
Operating income and operating income as a percentage of revenue increased for the second quarter due to organic revenue and gross margin expansion. Operating income and operating income as a percentage of revenue increased for the first two quarters due to organic revenue and gross margin expansion, partially offset by the loss of Ag divestiture income. In addition to organic revenue and gross margin expansion, operating income as a percentage of revenue was favorably impacted by the loss of lower margin Ag divestiture income.
T&L

	Second Quarter of 2025	First Two Quarters of 2025
Change versus the corresponding period in 2024	% Change	% Change

Change in Revenue - T&L	(31)%	(28)%
Acquisitions	2%	2%
Divestitures	(39)%	(33)%
Foreign currency exchange	1%	—%
Organic growth	5%	3%
Organic revenue increased for the second quarter and first two quarters primarily driven by MAPS and Transporeon subscription revenue growth.
Operating income decreased for the second quarter and first two quarters primarily due to the loss of the Mobility divestiture income. Operating income as a percentage of revenue increased for the second quarter and first two quarters primarily due to the loss of lower margin Mobility divestiture income.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	Second Quarter of	Year End
	2025	2024	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents (1)	$265.9	$747.8	$(481.9)	(64)%
As a percentage of total assets	2.9%	7.9%
Principal balance of outstanding debt	$1,521.0	$1,400.0	$121.0	9%

	First Two Quarters of
	2025	2024	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$102.1	$321.4	$(219.3)	(68)%
Net cash (used in) provided by investing activities	(27.2)	1,871.1	(1,898.3)	(101)%
Net cash used in financing activities	(582.6)	(1,479.9)	897.3	(61)%
Effect of exchange rate changes on cash and cash equivalents	25.8	(7.4)	33.2	(449)%
Net (decrease) increase in cash and cash equivalents	$(481.9)	$705.2
(1) Includes $9.0 million of cash and cash equivalents classified as held for sale as of year end 2024.
Operating Activities
The decrease in cash provided by operating activities was primarily driven by higher tax payments related to the Ag divestiture, and to a lesser extent, higher incentive bonus payments. The decrease was partially offset by lower interest payments.
Investing Activities
The increase in cash used in investing activities was primarily related to the $1.9 billion of proceeds received from the Ag divestiture in the prior year.
Financing Activities
The decrease in cash used in financing activities was primarily driven by the $1.3 billion repayment of debt in the prior year, offset by $677.4 million in repurchases of common stock in the current year, as compared to $175.0 million of repurchases in the prior year.
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
Our 2022 credit facility allows us to borrow up to $1.25 billion, with an option to increase the borrowings for up to $1.75 billion with lender approval. As of July 4, 2025, $50.0 million was outstanding under the 2022 credit facility, and $71.0 million was outstanding under our uncommitted credit facilities.
In the second quarter of 2024, we completed the Ag divestiture and received $1.9 billion of cash proceeds, subject to working capital adjustments. Approximately half of the proceeds were used in 2024 to pay down debt and make a tax payment of $122.0 million related to the divestiture transaction. The remaining proceeds were used in 2025 to repurchase stock and to pay the remaining $277.4 million final tax payment for the Ag divestiture, which was made during the second quarter of 2025.
The recently enacted OBBBA permanently repeals the domestic R&D capitalization requirement. As a result, we expect cash tax reductions of approximately $32 million in 2025 and approximately $80 million in subsequent years.
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
In addition to providing non-GAAP financial measures, we disclose ARR to give the investors supplementary indicators of the value of our current recurring revenue contracts. ARR represents the estimated annualized value of recurring revenue. ARR is calculated by taking our subscription and maintenance and support revenue for the current quarter and adding the portion of the contract value of all our term licenses attributable to the current quarter, then dividing that sum by the number of days in the quarter and then multiplying that quotient by 365. Organic ARR refers to annualized recurring revenue excluding the impacts of (i) foreign currency translation, and (ii) acquisitions and divestitures that closed in the prior 12 months. ARR and organic ARR should be viewed independently of revenue and deferred revenue as they are performance measures and are not intended to be combined with or to replace either of those items.
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		Second Quarter of				First Two Quarters of
		2025		2024		2025		2024
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$875.7		$870.8		$1,716.3		$1,824.1
GROSS MARGIN:
GAAP gross margin:		$597.9	68.3%	$545.9	62.7%	$1,158.7	67.5%	$1,139.5	62.5%
Amortization of purchased intangible assets	(A)	16.1		28.0		32.5		55.8
Stock-based compensation / deferred compensation	(C)	4.2		4.2		8.5		8.5
Restructuring and other costs	(D)	0.4		0.6		0.6		2.0
Non-GAAP gross margin:		$618.6	70.6%	$578.7	66.5%	$1,200.3	69.9%	$1,205.8	66.1%
OPERATING EXPENSES:
GAAP operating expenses:		$470.1	53.7%	$484.3	55.6%	$933.4	54.4%	$968.7	53.1%
Amortization of purchased intangible assets	(A)	(26.8)		(26.5)		(52.4)		(53.2)
Acquisition / divestiture items	(B)	(2.7)		(33.9)		(11.6)		(57.8)
Stock-based compensation / deferred compensation	(C)	(36.6)		(33.9)		(69.8)		(68.4)
Restructuring and other costs	(D)	(8.0)		(5.7)		(20.1)		(12.3)
Non-GAAP operating expenses:		$396.0	45.2%	$384.3	44.1%	$779.5	45.4%	$777.0	42.6%
OPERATING INCOME:
GAAP operating income:		$127.8	14.6%	$61.6	7.1%	$225.3	13.1%	$170.8	9.4%
Amortization of purchased intangible assets	(A)	42.9		54.5		84.9		109.0
Acquisition / divestiture items	(B)	2.7		33.9		11.6		57.8
Stock-based compensation / deferred compensation	(C)	40.8		38.1		78.3		76.9
Restructuring and other costs	(D)	8.4		6.3		20.7		14.3
Non-GAAP operating income:		$222.6	25.4%	$194.4	22.3%	$420.8	24.5%	$428.8	23.5%

		Second Quarter of				First Two Quarters of
		2025		2024		2025		2024
NON-OPERATING (EXPENSE) INCOME, NET:
GAAP non-operating (expense) income, net:		$(14.5)		$1,700.4		$(25.6)		$1,664.2
Acquisition / divestiture items	(B)	(2.6)		(1,716.1)		(7.9)		(1,719.5)
Deferred compensation	(C)	(2.9)		(0.7)		(2.0)		(3.1)
Restructuring and other costs	(D)	2.8		5.4		2.9		5.4
Non-GAAP non-operating expense, net:		$(17.2)		$(11.0)		$(32.6)		$(53.0)
			Tax Rate %		Tax Rate %		Tax Rate %		Tax Rate %
			(G)		(G)		(G)		(G)
INCOME TAX PROVISION:
GAAP income tax provision:		$24.1	21.3%	$445.6	25.3%	$43.8	21.9%	$461.4	25.1%
Non-GAAP items tax effected	(E)	19.6		(399.4)		41.6		(373.6)
Difference in GAAP and Non-GAAP tax rate	(F)	(7.7)		(14.7)		(18.0)		(23.0)
Non-GAAP income tax provision:		$36.0	17.5%	$31.5	17.2%	$67.4	17.4%	$64.8	17.2%

NET INCOME:
GAAP net income:		$89.2		$1,316.4		$155.9		$1,373.6
Amortization of purchased intangible assets	(A)	42.9		54.5		84.9		109.0
Acquisition / divestiture items	(B)	0.1		(1,682.2)		3.7		(1,661.7)
Stock-based compensation	(C)	37.9		37.4		76.3		73.8
Restructuring and other costs	(D)	11.2		11.7		23.6		19.7
Non-GAAP tax adjustments	(E) - (F)	(11.9)		414.1		(23.6)		396.6
Non-GAAP net income:		$169.4		$151.9		$320.8		$311.0
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share:		$0.37		$5.34		$0.64		$5.56
Amortization of purchased intangible assets	(A)	0.18		0.22		0.35		0.45
Acquisition / divestiture items	(B)	—		(6.82)		0.02		(6.73)
Stock-based compensation	(C)	0.16		0.15		0.31		0.30
Restructuring and other costs	(D)	0.05		0.05		0.10		0.08
Non-GAAP tax adjustments	(E) - (F)	(0.05)		1.68		(0.10)		1.60
Non-GAAP diluted net income per share:		$0.71		$0.62		$1.32		$1.26
ADJUSTED EBITDA:
GAAP operating income:		$127.8	14.6%	$61.6	7.1%	$225.3	13.1%	$170.8	9.4%
Amortization of purchased intangible assets	(A)	42.9		54.5		84.9		109.0
Acquisition / divestiture items	(B)	2.7		33.9		11.6		57.8
Stock-based compensation	(C)	40.8		38.1		78.3		76.9
Restructuring and other costs	(D)	8.4		6.3		20.7		14.3
Non-GAAP operating income:		222.6	25.4%	194.4	22.3%	420.8	24.5%	428.8	23.5%
Depreciation expense and cloud computing amortization		12.3		12.1		24.3		23.0
Income from equity method investments, net		5.0		7.5		6.9		13.1
Adjusted EBITDA		$239.9	27.4%	$214.0	24.6%	$452.0	26.3%	$464.9	25.5%
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
Non-GAAP non-operating expense, net
We define Non-GAAP non-operating expense, net as GAAP non-operating (expense) income, net, excluding acquisition/divestiture items, deferred compensation, and restructuring and other costs. We believe this measure helps investors evaluate our non-operating expense trends.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the second quarter of 2025, revenue was favorably impacted by $6.7 million, and operating income was unfavorably impacted by $2.8 million. In the first two quarters of 2025, revenue and operating income were both unfavorably impacted by $2.7 million and $3.8 million.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables that are primarily denominated in Euro, New Zealand Dollars, Canadian Dollars, Australian Dollars, and British Pound. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. We occasionally enter into foreign currency exchange contracts to hedge the purchase price of some of our larger business acquisitions.
Our foreign currency contracts are marked-to-market through earnings every period and generally range in maturity from one to two months. We do not enter into foreign currency contracts for trading purposes. Foreign currency contracts outstanding at the end of the second quarter of 2025 and at the end of 2024 are summarized as follows:

	Second Quarter of 2025		Year End 2024
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(400.6)	$0.2	$(624.0)	$(8.2)
Sold	51.1	—	24.0	—

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of such period because of material weaknesses in internal controls previously reported in our 2024 Form 10-K.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchase of Equity Securities
In the first quarter of 2025, the Board of Directors approved a new stock repurchase program authorizing up to $1.0 billion in repurchases of our common stock, which replaced the existing 2024 stock repurchase program.
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
The following table provides information relating to our purchases of equity securities for the second quarter of 2025, which were made under the 2025 stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 5, 2025 – May 9, 2025	—	$—	—	$372,642,173
May 10, 2025 – June 6, 2025	700,009	$71.43	700,009	$322,642,502
June 7, 2025 – July 4, 2025	—	$—	—	$322,642,502
Total	700,009		700,009
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the second quarter of 2025, the following Section 16 officers and directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K under the Exchange Act) intended to satisfy the affirmative defense of Rule 10b5-1(c):
•On May 29, 2025, Peter Large, Senior Vice President, adopted a Rule 10b5-1 trading arrangement that provides for potential sales of up to 25,563 shares of our common stock between August 27, 2025 and May 22, 2026.
•On June 6, 2025, Philip Sawarynski, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that provides for potential sales of up to 12,000 shares of our common stock between September 9, 2025 and August 31, 2026.

ITEM 6. EXHIBITS
We have filed, or incorporated into the report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this report.
EXHIBIT INDEX

Exh. No.	Description of Exhibit	Filed or furnished herewith or incorporated by reference to:
2.1	Amended and Restated Sale and Contribution Agreement, dated March 31, 2024, by and among the Company, PTx Trimble LLC, and AGCO Corporation	Exhibit 10.1 to Form 8-K filed Apr. 1, 2024
3.1	Certificate of Incorporation of Trimble Inc.	Exhibit 3.1 to Form 8-K filed Oct. 3, 2016
3.2	Amended and Restated By-Laws of Trimble Inc. (effective May 30, 2024)	Exhibit 3.1 to Form 8-K filed May 31, 2024
10.1 +	Trimble One Bonus Plan Description	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2025, formatted in Inline XBRL, tagged as blocks of text and including detailed tags:
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

TRIMBLE INC. (Registrant)

By:	/s/ PHILLIP SAWARYNSKI
Phillip Sawarynski Chief Financial Officer (Authorized Officer and Principal Financial Officer)
Date:	August 6, 2025