Form 10-Q
period 2025-10-03
TRIMBLE INC.
filed 2025-11-05
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 3, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____
Commission file number: 001-14845

TRIMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2802192 (I.R.S. Employer Identification Number)
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
As of October 31, 2025, there were 237,920,962 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements include, among other things:
•general global macroeconomic outlook, including heightened trade tensions and related imposition of tariffs and export control restrictions between the United States and its trading partners, and associated supply chain disruptions, slowing growth, inflationary pressures and fluctuations in interest rates;
•economic disruptions caused by the potential impact of volatility and conflict in the political and economic environment, including geopolitical tensions and the U.S. federal government shutdown;
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

TRIMBLE INC.
Form 10-Q for the Quarter Ended October 3, 2025

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	Third Quarter of	Year End
	2025	2024
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$232.7	$738.8
Accounts receivable, net	542.8	725.8
Inventories	174.7	194.3
Prepaid expenses	107.8	103.3
Other current assets	200.6	196.2
Assets held for sale	—	312.0
Total current assets	1,258.6	2,270.4
Property and equipment, net	185.8	188.4
Goodwill	5,237.1	4,988.4
Other purchased intangible assets, net	967.4	998.1
Deferred income tax assets	287.0	294.4
Equity investments	622.7	361.0
Other non-current assets	461.0	387.6
Total assets	$9,019.6	$9,488.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158.7	$161.6
Accrued compensation and benefits	162.2	227.2
Deferred revenue	738.8	800.4
Income taxes payable	15.7	325.0
Other current liabilities	178.2	211.2
Liabilities held for sale	—	62.6
Total current liabilities	1,253.6	1,788.0
Long-term debt	1,391.8	1,390.6
Deferred revenue, non-current	102.8	95.6
Deferred income tax liabilities	192.9	199.9
Other non-current liabilities	288.5	268.9
Total liabilities	3,229.6	3,743.0
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 237.9 and 245.8 shares issued and outstanding at the end of the third quarter of 2025 and year end 2024	0.2	0.2
Additional paid-in-capital	2,422.2	2,369.4
Retained earnings	3,360.0	3,757.6
Accumulated other comprehensive income (loss)	7.6	(381.9)
Total stockholders’ equity	5,790.0	5,745.3
Total liabilities and stockholders’ equity	$9,019.6	$9,488.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
(In millions, except per share amounts)	2025	2024	2025	2024
Revenue:
Product	$302.5	$307.6	$866.9	$995.1
Subscription and services	598.7	568.2	1,750.6	1,704.8
Total revenue	901.2	875.8	2,617.5	2,699.9
Cost of sales:
Product	148.9	160.7	437.0	544.7
Subscription and services	114.8	120.6	351.8	365.4
Amortization of purchased intangible assets	16.4	18.9	48.9	74.7
Total cost of sales	280.1	300.2	837.7	984.8
Gross margin	621.1	575.6	1,779.8	1,715.1
Operating expense:
Research and development	152.9	155.6	474.7	487.3
Sales and marketing	158.8	147.1	470.4	436.4
General and administrative	117.5	127.6	356.6	410.4
Restructuring	14.2	2.4	22.7	14.1
Amortization of purchased intangible assets	27.2	26.5	79.6	79.7
Total operating expense	470.6	459.2	1,404.0	1,427.9
Operating income	150.5	116.4	375.8	287.2
Non-operating (expense) income, net:
Divestitures (loss) gain, net	(0.6)	(22.6)	4.2	1,695.0
Interest expense, net	(20.7)	(14.1)	(55.7)	(77.4)
(Loss) income from equity method investments, net	(0.5)	(0.6)	2.8	9.3
Other loss, net	(3.6)	(6.0)	(2.3)	(6.0)
Total non-operating (expense) income, net	(25.4)	(43.3)	(51.0)	1,620.9
Income before taxes	125.1	73.1	324.8	1,908.1
Income tax provision	13.6	32.5	57.4	493.9
Net income	$111.5	$40.6	$267.4	$1,414.2
Earnings per share:
Basic	$0.47	$0.17	$1.11	$5.76
Diluted	$0.46	$0.16	$1.10	$5.73
Shares used in calculating earnings per share:
Basic	238.2	245.6	239.9	245.4
Diluted	240.4	246.9	242.0	246.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
	2025	2024	2025	2024
(In millions)
Net income	$111.5	$40.6	$267.4	$1,414.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	(21.7)	146.3	390.1	29.3
Net change related to derivatives and other, net of tax	(0.2)	(0.2)	(0.6)	(1.5)
Comprehensive income	$89.6	$186.7	$656.9	$1,442.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in millions)	Common stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Third Quarter Ended October 3, 2025	Shares	Amount	Additional Paid-In Capital
Balance as of July 4, 2025	238.0	$0.2	$2,364.8	$3,293.6	$29.5	$5,688.1
Net income	—	—	—	111.5	—	111.5
Other comprehensive loss	—	—	—	—	(21.9)	(21.9)
Issuance of common stock under employee plans, net of tax withholdings	0.5	—	27.1	(1.7)	—	25.4
Stock repurchases	(0.6)	—	(6.6)	(43.4)	—	(50.0)
Stock-based compensation	—	—	36.9	—	—	36.9
Balance as of October 3, 2025	237.9	$0.2	$2,422.2	$3,360.0	$7.6	$5,790.0

	Common stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
First Three Quarters Ended October 3, 2025	Shares	Amount	Additional Paid-In Capital
Balance as of January 3, 2025	245.8	$0.2	$2,369.4	$3,757.6	$(381.9)	$5,745.3
Net income	—	—	—	267.4	—	267.4
Other comprehensive income	—	—	—	—	389.5	389.5
Issuance of common stock under employee plans, net of tax withholdings	2.4	—	37.9	(38.5)	—	(0.6)
Stock repurchases	(10.3)	—	(106.0)	(626.5)	—	(732.5)
Stock-based compensation	—	—	120.9	—	—	120.9
Balance as of October 3, 2025	237.9	$0.2	$2,422.2	$3,360.0	$7.6	$5,790.0

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(UNAUDITED)

(in millions)	Common stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Third Quarter Ended September 27, 2024	Shares	Amount	Additional Paid-In Capital
Balance as of June 28, 2024	245.4	$0.2	$2,275.2	$3,628.4	$(270.4)	$5,633.4
Net income	—	—	—	40.6	—	40.6
Other comprehensive income	—	—	—	—	146.1	146.1
Issuance of common stock under employee plans, net of tax withholdings	0.4	—	17.1	(0.7)	—	16.4
Stock repurchases	—	—	0.6	—	—	0.6
Stock-based compensation	—	—	38.0	—	—	38.0
Balance as of September 27, 2024	245.8	$0.2	$2,330.9	$3,668.3	$(124.3)	$5,875.1

	Common stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
First Three Quarters Ended September 27, 2024	Shares	Amount	Additional Paid-In Capital
Balance as of December 29, 2023	246.5	$0.2	$2,214.6	$2,437.4	$(152.1)	$4,500.1
Net income	—	—	—	1,414.2	—	1,414.2
Other comprehensive income	—	—	—	—	27.8	27.8
Issuance of common stock under employee plans, net of tax withholdings	2.2	—	28.4	(34.2)	—	(5.8)
Stock repurchases	(2.9)	—	(26.1)	(149.1)	—	(175.2)
Stock-based compensation	—	—	114.0	—	—	114.0
Balance as of September 27, 2024	245.8	$0.2	$2,330.9	$3,668.3	$(124.3)	$5,875.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters of
(In millions)	2025	2024
Cash flow from operating activities:
Net income	$267.4	$1,414.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149.3	179.2
Deferred income taxes	(24.3)	31.2
Stock-based compensation	111.1	110.3
Divestitures gain, net	(4.2)	(1,695.0)
Other, net	57.7	42.5
(Increase) decrease in assets:
Accounts receivable, net	195.0	103.9
Inventories	17.3	17.0
Other current and non-current assets	(31.1)	(51.6)
Increase (decrease) in liabilities:
Accounts payable	(13.6)	18.0
Accrued compensation and benefits	(71.8)	7.6
Deferred revenue	(71.1)	12.0
Income taxes payable	(311.5)	250.7
Other current and non-current liabilities	(44.3)	(23.7)
Net cash provided by operating activities	225.9	416.3
Cash flow from investing activities:
Divestiture of businesses, net of cash divested	(6.5)	1,923.2
Acquisitions of businesses, net of cash acquired	(4.4)	(22.0)
Purchases of property and equipment	(19.7)	(27.5)
Other, net	(5.5)	(13.7)
Net cash (used in) provided by investing activities	(36.1)	1,860.0
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	1.1	(6.0)
Repurchases of common stock	(727.4)	(175.0)
Proceeds from debt and revolving credit lines	577.2	521.2
Payments on debt and revolving credit lines	(577.2)	(1,799.3)
Other, net	(3.0)	(4.6)
Net cash used in financing activities	(729.3)	(1,463.7)
Effect of exchange rate changes on cash and cash equivalents	24.4	2.5
Net (decrease) increase in cash and cash equivalents	(515.1)	815.1
Cash and cash equivalents - beginning of period (1)	747.8	238.9
Cash and cash equivalents - end of period (1)	$232.7	$1,054.0
Supplemental cash flow disclosure:
Cash paid for income taxes, excluding tax for the Ag divestiture	$114.8	$81.6
Cash tax paid for the Ag divestiture	277.4	87.1
Non-cash equity investments (Note 3)
(1) Includes $9.0 million, $17.1 million, and $9.1 million of cash and cash equivalents classified as held for sale as of January 3, 2025, September 27, 2024, and December 29, 2023.
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. OVERVIEW AND ACCOUNTING POLICIES
Basis of Presentation
The Condensed Consolidated Financial Statements include the results of our consolidated subsidiaries. Intercompany accounts and transactions have been eliminated.
The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with our 2024 Form 10-K, which includes additional information about our significant accounting policies and the methods and assumptions used in our estimates.
We prepared our interim Condensed Consolidated Financial Statements that accompany these notes in conformity with U.S. GAAP, consistent in all material respects with those applied in our 2024 Form 10-K.
We use a 52- to 53-week year ending on the Friday nearest to December 31. 2025 is a 52-week year, and 2024 was a 53-week year. The third quarter of 2025 and third quarter of 2024 ended on October 3, 2025 and September 27, 2024. Unless otherwise stated, all dates refer to these periods.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates and assumptions are used for (i) revenue recognition, including determining the nature and timing of satisfaction of performance obligations, and determining standalone selling prices of promised goods or services; (ii) inventory valuation; (iii) valuation of investments; (iv) valuation of long-lived assets and their estimated useful lives; (v) goodwill and other long-lived asset impairment analyses; (vi) stock-based compensation; and (vii) income taxes. We base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual results that we experience may differ materially from our estimates.
Recently Issued Accounting Pronouncements Not Yet Adopted
In September 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes references to software development stages and requires software costs to be capitalized when (i) management authorizes and commits to funding a software project, and (ii) the project is probable of completion. The ASU is effective for interim and annual reports beginning in 2028, with early adoption permitted. The ASU may be applied on a prospective, modified prospective, or retrospective basis. We are currently evaluating the impact of adopting this ASU.
In July 2025, the FASB issued ASU 2025-05, Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU allows a practical expedient election to simplify the expected credit loss estimation for short-term accounts receivable and contract assets by assuming conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for interim and annual reports beginning in 2026 on a prospective basis, with early adoption permitted. We are currently evaluating the impact of adopting this ASU.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. The ASU requires additional disclosures by disaggregating costs and expense line items that are presented on the face of the income statement. The disaggregation includes: (i) amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses; (ii) an explanation of costs and expenses that are not disaggregated on a quantitative basis; and (iii) the definition and total amount of selling expenses. The ASU is effective for our annual report on Form 10-K beginning in 2027 and subsequent interim reporting periods, with early adoption permitted. The ASU may be applied either prospectively or retrospectively. We are currently evaluating the impact of adopting this ASU.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU updates the annual income tax disclosures by requiring (i) specific categories and greater disaggregation of information in the rate reconciliation; (ii) income taxes paid disaggregated by taxing authority and jurisdiction; and (iii) disclosures of pretax income (or loss) and income tax expense (or benefit). Additionally, certain existing disclosure requirements are removed. We will adopt this ASU prospectively for our annual report on Form 10-K beginning in 2025 by expanding the annual income tax disclosure.

Recently Adopted Accounting Pronouncements
We did not adopt any new accounting pronouncements during the first three quarters of 2025.
NOTE 2. COMMON STOCK REPURCHASE
In the first quarter of 2025, the Board of Directors approved a new stock repurchase program authorizing up to $1.0 billion in repurchases of our common stock. The new stock repurchase program replaced the prior 2024 stock repurchase program, which was approved in January 2024 and has been cancelled.
Under the 2025 stock repurchase program, we may repurchase stock from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or other means. The timing and amount of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available uses of capital, applicable legal requirements, and other factors. This program may be suspended, modified, or discontinued at any time without prior notice. The stock repurchase authorization does not have an expiration date. At the end of the third quarter of 2025, there were remaining authorized funds of $272.6 million.
During the third quarter and first three quarters of 2025, we repurchased approximately 0.6 million and 10.3 million shares of common stock in open market purchases at an average price of $80.88 and $70.69 per share for a total of $50.0 million and $727.4 million.
There were no stock repurchases during the third quarter of 2024. During the first three quarters of 2024, we repurchased approximately 2.9 million shares of common stock in open market purchases at an average price of $60.97 per share for a total of $175.0 million.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital, determined by the average book value per share of outstanding stock, calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. Common stock repurchases under the program were recorded based upon the trade date.
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
Upon closing the transaction, we deconsolidated $277.3 million of net assets including $145.3 million of goodwill, and we recorded our equity investment at its fair value under the measurement alternative election, which represents a non-cash investing activity. As a result, we recognized a cumulative, pre-tax loss of $30.6 million from the held for sale date in the third quarter of 2024 to the closing date. Mobility was reported as a part of our Transportation and Logistics (“T&L”) segment.
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
The formation of the JV is expected to better serve farmers with factory-fit and aftermarket applications in the mixed fleet precision agriculture market to help farmers drive productivity, efficiency, and sustainability.

NOTE 4. EQUITY INVESTMENTS
The following table presents our equity investments in non-marketable securities:

	As of
	Third Quarter of	Year End
	2025	2024
(In millions)
Equity method investments	$342.4	$334.6
Other investments	280.3	26.4
Total equity investments	$622.7	$361.0
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
Of the total carrying amount of equity method investments, our 15% investment in PTx Trimble was $219.2 million and $222.3 million at the end of the third quarter of 2025 and year end 2024.
Other Investments
Other investments are related to privately-held companies without readily determinable fair values with ownership rights varying from 1% to 32.5%. The Company applies the measurement alternative for these investments, which requires measurement at initial cost, less any impairments, adjusted for observable price changes. Adjustments are recorded in Other loss, net, which were immaterial for the periods presented.
Of the total carrying amount of other investments, our 32.5% investment in Platform Science was $253.9 million at the end of the third quarter of 2025.
NOTE 5. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	As of
	Third Quarter of 2025			Year End 2024
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$817.4	$(588.5)	$228.9	$819.0	$(561.2)	$257.8
Customer relationships	1,274.6	(540.0)	734.6	1,175.5	(440.2)	735.3
Trade names and other intellectual properties	36.0	(32.1)	3.9	39.0	(34.0)	5.0
	$2,128.0	$(1,160.6)	$967.4	$2,033.5	$(1,035.4)	$998.1
The estimated future amortization expense of intangible assets at the end of the third quarter of 2025 was as follows:

(In millions)
2025 (Remaining)	$43.7
2026	171.0
2027	157.7
2028	143.5
2029	122.0
Thereafter	329.5
Total	$967.4

Goodwill
The changes in the carrying amount of goodwill by segment for the first three quarters of 2025 were as follows:

	AECO	Field Systems	T&L	Total
(In millions)
Balance as of year end 2024	$1,986.1	$958.2	$2,044.1	$4,988.4
Decreases due to divestitures	—	—	(3.6)	(3.6)
Foreign currency translation and other adjustments	50.6	17.8	183.9	252.3
Balance as of the end of the third quarter of 2025	$2,036.7	$976.0	$2,224.4	$5,237.1
NOTE 6. INVENTORIES
The components of inventories, net were as follows:

	As of
	Third Quarter of	Year End
	2025	2024
(In millions)
Raw materials	$64.8	$71.7
Work-in-process	4.4	5.2
Finished goods	105.5	117.4
Total inventories	$174.7	$194.3
NOTE 7. SEGMENT AND GEOGRAPHIC INFORMATION
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
The following reportable segment tables reflect the revenue, costs and expenses, and operating income of our reportable operating segments under our management reporting system. Segment costs and expenses include directly attributable costs and certain indirect costs allocated to segments, such as facilities, information technology, cloud services, finance, legal, and human resources. This is consistent with the way the CODM evaluates each of the segment’s performance and allocates resources.

	Reportable Segments
	AECO	Field Systems	T&L
(In millions)
Third Quarter of 2025
Segment revenue	$358.5	$408.7	$134.0
Cost of sales	58.7	167.4	32.3
Operating expense	185.9	104.6	67.1
Operating income	$113.9	$136.7	$34.6
Operating income %	31.8%	33.4%	25.8%

Third Quarter of 2024
Segment revenue	$306.0	$374.6	$195.2
Cost of sales	53.8	154.7	66.2
Operating expense	163.2	96.2	88.0
Operating income	$89.0	$123.7	$41.0
Operating income %	29.1%	33.0%	21.0%

First Three Quarters of 2025
Segment revenue	$1,044.2	$1,160.6	$412.7
Cost of sales	177.3	483.5	110.5
Operating expense	555.0	312.8	212.9
Operating income	$311.9	$364.3	$89.3
Operating income %	29.9%	31.4%	21.6%

First Three Quarters of 2024
Segment revenue	$944.8	$1,173.1	$582.0
Cost of sales	162.5	519.1	209.0
Operating expense	487.5	322.2	259.8
Operating income	$294.8	$331.8	$113.2
Operating income %	31.2%	28.3%	19.5%
A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	Third Quarter of		First Three Quarters of
	2025	2024	2025	2024
(In millions)
Total segment operating income	$285.2	$253.7	$765.5	$739.8
Unallocated general corporate expenses	(31.0)	(28.9)	(90.5)	(86.2)
Amortization of purchased intangible assets	(43.6)	(45.4)	(128.5)	(154.4)
Acquisition / divestiture items	(1.3)	(17.4)	(12.9)	(75.2)
Stock-based compensation / deferred compensation	(36.6)	(38.1)	(114.9)	(115.0)
Restructuring and other costs	(22.2)	(7.5)	(42.9)	(21.8)
Consolidated operating income	150.5	116.4	375.8	287.2
Total non-operating (expense) income, net	(25.4)	(43.3)	(51.0)	1,620.9
Consolidated income before taxes	$125.1	$73.1	$324.8	$1,908.1

The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reportable Segment tables above.

	Reportable Segments
	AECO	Field Systems	T&L	Total
(In millions)
Third Quarter of 2025
North America	$231.2	$225.4	$72.0	$528.6
Europe	87.8	101.5	58.3	247.6
Asia Pacific	29.7	54.1	2.8	86.6
Rest of World	9.8	27.7	0.9	38.4
Total segment revenue	$358.5	$408.7	$134.0	$901.2

Third Quarter of 2024
North America	$197.5	$210.0	$117.0	$524.5
Europe	78.0	88.9	65.7	232.6
Asia Pacific	24.1	48.2	2.9	75.2
Rest of World	6.4	27.5	9.6	43.5
Total segment revenue	$306.0	$374.6	$195.2	$875.8

First Three Quarters of 2025
North America	$684.3	$634.2	$226.7	$1,545.2
Europe	245.8	302.6	171.6	720.0
Asia Pacific	87.9	151.2	8.8	247.9
Rest of World	26.2	72.6	5.6	104.4
Total segment revenue	$1,044.2	$1,160.6	$412.7	$2,617.5

First Three Quarters of 2024
North America	$582.1	$592.4	$351.6	$1,526.1
Europe	249.3	325.6	186.3	761.2
Asia Pacific	86.1	172.3	11.9	270.3
Rest of World	27.3	82.8	32.2	142.3
Total segment revenue	$944.8	$1,173.1	$582.0	$2,699.9
Total revenue in the United States, as included in the Condensed Consolidated Statements of Income, was $484.3 million and $483.3 million for the third quarter of 2025 and 2024, and $1,421.0 million and $1,407.1 million for the first three quarters of 2025 and 2024. No single customer or country other than the United States accounted for 10% or more of our total revenue.
NOTE 8. DEBT
Total outstanding debt consisted of the following:

			As of
		Effective interest rate	Third Quarter of	Year End
Instrument	Date of Issuance		2025	2024
(In millions)
Senior Notes:
Senior Notes, 4.90%, due June 2028	June 2018	5.04%	$600.0	$600.0
Senior Notes, 6.10%, due March 2033	March 2023	6.13%	800.0	800.0
Unamortized discount and issuance costs			(8.2)	(9.4)
Total debt			$1,391.8	$1,390.6

Senior Notes
All of our senior notes are unsecured obligations. Interest on the senior notes is payable semi-annually in June and December of each year for the 2028 senior notes and in March and September for the 2033 senior notes. Additional details are unchanged from the information disclosed in Note 8 “Debt” of the 2024 Form 10-K.
Credit Facilities
2022 Credit Facility
In 2022, we entered into a five-year, unsecured, revolving credit facility in the aggregate principal amount of up to $1.25 billion. Subject to approval, we may increase the commitments for revolving loans by an aggregate principal amount of up to $500.0 million. The variable interest rate and commitment fees are based on our current long-term, senior unsecured debt ratings, our leverage ratio, and certain specified sustainability targets. No amount was outstanding at the end of the third quarter of 2025 and at the end of 2024.
At the end of the third quarter of 2025, we were in compliance with our debt covenants for the 2022 credit facility. Additional details are unchanged from the information disclosed in Note 8 “Debt” of the 2024 Form 10-K.
Uncommitted Facilities
At the end of the third quarter of 2025, we had two $75.0 million and one €100.0 million revolving credit facilities, which are uncommitted. Generally, these variable-rate, uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet. No amount was outstanding at the end of the third quarter of 2025 and at the end of 2024.
NOTE 9. FAIR VALUE MEASUREMENTS
Fair value is measured by using observable or, to the extent necessary, unobservable inputs.
Financial instruments recorded at fair value include our deferred compensation plan. The fair value was $31.4 million and $31.0 million at the end of the third quarter of 2025 and the end of 2024, and is included in Other non-current assets and Other non-current liabilities on our Condensed Consolidated Balance Sheets. The fair value was measured by using quoted prices in active markets.
Financial instruments not recorded at fair value on a recurring basis (debt) had an estimated fair value of $1.5 billion and $1.4 billion at the end of the third quarter of 2025 and the end of 2024. The fair value of the debt was determined based on observable market prices in less active markets. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.
NOTE 10. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during the third quarter and the first three quarters of 2025 and 2024 were as follows:

	Third Quarter of		First Three Quarters of
(In millions)	2025	2024	2025	2024
Beginning balance of the period	$882.2	$813.6	$896.0	$761.4
Revenue recognized from prior year end	(140.0)	(113.4)	(686.0)	(585.9)
Billings net of revenue recognized from current year and other	99.4	57.0	631.6	581.7
Ending balance of the period	$841.6	$757.2	$841.6	$757.2
Remaining Performance Obligations
At the end of the third quarter of 2025, approximately $1.7 billion of revenue is expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.2 billion, approximately 69%, of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.

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
The following table shows the computation of basic and diluted earnings per share:

	Third Quarter of		First Three Quarters of
	2025	2024	2025	2024
(In millions, except per share amounts)
Numerator:
Net income	$111.5	$40.6	$267.4	$1,414.2
Denominator:
Weighted-average shares of common stock outstanding - basic	238.2	245.6	239.9	245.4
Effect of dilutive securities	2.2	1.3	2.1	1.5
Weighted-average shares of common stock outstanding - diluted	240.4	246.9	242.0	246.9

Basic earnings per share	$0.47	$0.17	$1.11	$5.76
Diluted earnings per share	$0.46	$0.16	$1.10	$5.73

Antidilutive weighted-average shares (1)	0.5	1.8	0.5	1.8
(1)    Antidilutive stock-based awards are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase diluted earnings per share.
NOTE 12. INCOME TAXES

For the third quarter of 2025, our effective income tax rate was 10.9%, as compared to 44.5% in the corresponding period in 2024. The decrease was primarily due to certain disallowed losses in 2024 related to the Mobility divestiture and, to a lesser extent, a one-time benefit from the revaluation of deferred tax liabilities resulting from the German tax rate decrease in the current quarter. For the first three quarters, our effective income tax rate was 17.7%, as compared to 25.9% in the prior year. The decrease was primarily due to gains from the Ag divestiture in 2024 and, to a lesser extent, the one-time deferred tax benefit mentioned above.
Unrecognized tax benefits of $42.2 million and $45.8 million at the end of the third quarter of 2025 and at the end of 2024, if recognized, would favorably affect the effective income tax rate in future periods. At the end of the third quarter of 2025 and at the end of 2024, we accrued interest and penalties of $9.6 million and $8.8 million.
The OBBBA, signed into law on July 4, 2025, includes changes to U.S. federal tax regulations. We have accounted for its tax implications during the second and third quarters based on our current interpretation of the legislation, and the impact to our tax rate is immaterial. The OBBBA permanently repeals the domestic R&D capitalization requirement. As a result, we expect cash tax reductions of approximately $32 million in 2025 and approximately $80 million in subsequent years. The Company continues to evaluate the impact of the OBBBA and currently believes it will not have a material impact on our effective income tax rate.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
At the end of the third quarter of 2025, we had unconditional purchase obligations of approximately $385.1 million. These unconditional purchase obligations primarily represent (i) various non-cancellable agreements with certain service providers with minimum or fixed commitments, and (ii) open non-cancellable purchase orders for material purchases with our inventory vendors.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first three quarters of 2025. For a complete discussion of our critical accounting policies and estimates, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2024 Form 10-K.
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
Our focus on these growth drivers has led over time to growth in revenue and profitability and an increasingly diversified business model. We continue to experience a shift toward a more significant mix of recurring revenue as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $2,310.3 million, which represents growth of 6% year-over-year at the end of the third quarter of 2025. Excluding the impact of foreign currency, acquisitions, and divestitures, organic ARR growth was 14%. This shift toward recurring revenue has positively impacted our revenue mix, growth, and profitability over time and is leading to improved visibility in our businesses. Our software, services, and recurring revenue represented 78% and 76% of total revenue for the third quarter of 2025 and 2024, and 78% and 75% of total revenue for the first three quarters of 2025 and 2024. Additionally, we continue to maintain focus on increasing our mix of higher margin recurring revenue, which was accelerated by the Ag divestiture that closed in the second quarter of 2024 and the Mobility divestiture that closed in the first quarter of 2025.
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
The formation of the JV is expected to better serve farmers with factory-fit and aftermarket applications in the mixed fleet precision agriculture market to help farmers drive productivity, efficiency, and sustainability.
Macroeconomic Conditions
Macroeconomic conditions continue to present significant challenges globally, driven by geopolitical tensions, tariff and trade policies, exchange rate and interest rate volatility, and persistent inflationary pressures. The heightened trade tensions and related imposition of tariffs and export control restrictions between the United States and its trading partners, the extent and duration of these tariffs, and their impact on global economic conditions remain uncertain and depend on various factors, including international negotiations, policy responses, potential exemptions, and shifts in global supply and demand. If there were to be a deterioration in the global economy, the economies of the countries or regions where our customers are located or do business, or the industries that we or our customers serve, the demand for our products and services may decrease. We are closely monitoring global trade developments and have contingency plans in place to respond to a variety of potential market scenarios. We are also monitoring the impact of the U.S. federal government shutdown, which has not had a material impact on our business to date.

RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	Third Quarter of				First Three Quarters of
	2025	2024	Dollar Change	% Change	2025	2024	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$302.5	$307.6	$(5.1)	(2)%	$866.9	$995.1	$(128.2)	(13)%
Subscription and services	598.7	568.2	30.5	5%	1,750.6	1,704.8	45.8	3%
Total revenue	$901.2	$875.8	$25.4	3%	$2,617.5	$2,699.9	$(82.4)	(3)%
Gross margin	$621.1	$575.6	$45.5	8%	$1,779.8	$1,715.1	$64.7	4%
Gross margin as a % of revenue	68.9%	65.7%			68.0%	63.5%
Operating income	$150.5	$116.4	$34.1	29%	$375.8	$287.2	$88.6	31%
Operating income as a % of revenue	16.7%	13.3%			14.4%	10.6%
Diluted earnings per share	$0.46	$0.16	$0.30	188%	$1.10	$5.73	$(4.63)	(81)%

Non-GAAP operating income (1)	$254.2	$224.8	$29.4	13%	$675.0	$653.6	$21.4	3%
Non-GAAP operating income as a % of revenue (1)	28.2%	25.7%			25.8%	24.2%
Non-GAAP diluted earnings per share (1)	$0.81	$0.70	$0.11	16%	$2.13	$1.96	$0.17	9%

Annualized Recurring Revenue (“ARR”) (1)	$2,310.3	$2,186.7	$123.6	6%	N/A	N/A	N/A	N/A

(1)    Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this report for definitions.

Third Quarter and First Three Quarters of 2025 as Compared to 2024
Revenue

Change versus the corresponding period in 2024	Third Quarter of 2025			First Three Quarters of 2025
	% Change			% Change
	Product	Subscription and Services	Total Revenue	Product	Subscription and Services	Total Revenue

Change in Revenue	(2)%	5%	3%	(13)%	3%	(3)%
Acquisitions	—%	—%	—%	1%	1%	1%
Divestitures	(7)%	(9)%	(8)%	(14)%	(8)%	(11)%
Foreign currency exchange	1%	1%	1%	—%	—%	—%
Organic growth	4%	13%	10%	—%	10%	7%
Note that the fiscal year of 2025 began on January 4, 2025 compared to the fiscal year of 2024, which began on December 30, 2023. This significantly impacted overall Company and AECO year-over-year comparisons in the first quarter and first three quarters due to the timing of revenue recognition for January 1 annual software term license renewals (“software renewals”). For the total Company, the estimated impact of the software renewals was $49.6 million or a 2% negative impact on revenue growth for the first three quarters. For AECO, the estimated impact was $49.0 million or a 5% negative impact on AECO segment revenue growth for the first three quarters.
Total organic revenue increased for the third quarter and the first three quarters primarily due to subscription and services growth. In addition, the revenue increase for the first three quarters was partially offset by the timing impact of prior year AECO software renewals.
Organic product revenue increased for the third quarter primarily due to strong end-user demand for Civil Construction solutions. Organic product revenue was flat for the first three quarters due to strong end-user demand for Civil Construction solutions, mostly offset by lower demand in surveying.
Organic subscription and services revenue increased for the third quarter and the first three quarters primarily due to strong subscription growth across all segments, with particular strength in both AECO and Field Systems and, to a lesser extent, software term license growth. The increase for the first three quarters was partially offset by the impact of prior year AECO software renewals.
Gross Margin
Gross margin and gross margin as a percentage of revenue increased for the third quarter and first three quarters primarily due to the improved mix of higher margin subscription and software term license sales, lower intangible amortization cost due to fully amortized intangibles, as well as the divestiture of lower margin businesses.
Operating Income
Operating income increased for the third quarter and first three quarters primarily due to organic revenue and gross margin expansion, partially offset by the loss of divestiture income and higher operating expenses related to higher compensation costs. In addition to organic revenue and gross margin expansion, operating income as a percentage of revenue was favorably impacted by the loss of lower margin divestiture income.

Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense, along with these expenses as a percentage of revenue for the periods indicated:

	Third Quarter of				First Three Quarters of
	2025	2024	Dollar Change	% Change	2025	2024	Dollar Change	% Change
(In millions)
Research and development	$152.9	$155.6	$(2.7)	(2)%	$474.7	$487.3	$(12.6)	(3)%
Percentage of revenue	17.0%	17.8%			18.1%	18.0%
Sales and marketing	$158.8	$147.1	$11.7	8%	$470.4	$436.4	$34.0	8%
Percentage of revenue	17.6%	16.8%			18.0%	16.2%
General and administrative	$117.5	$127.6	$(10.1)	(8)%	$356.6	$410.4	$(53.8)	(13)%
Percentage of revenue	13.0%	14.6%			13.6%	15.2%
Total	$429.2	$430.3	$(1.1)	—%	$1,301.7	$1,334.1	$(32.4)	(2)%
R&D expense slightly decreased for the third quarter and first three quarters primarily due to the impact of the divestitures, partially offset by increased compensation expenses. We believe that the development and introduction of new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased for the third quarter and first three quarters primarily due to higher compensation expense, including commissions, as well as higher marketing and consulting costs related to revenue growth, partially offset by the impact of the divestitures.
G&A expense decreased for the third quarter and first three quarters primarily due to higher consulting and transaction costs in the prior year and the impact of the divestitures, partially offset by higher investment costs associated with our Connect & Scale strategy and higher compensation expense.
Amortization of Purchased Intangible Assets

	Third Quarter of				First Three Quarters of
	2025	2024	Dollar Change	% Change	2025	2024	Dollar Change	% Change
(In millions)
Cost of sales	$16.4	$18.9	$(2.5)	(13)%	$48.9	$74.7	$(25.8)	(35)%
Operating expenses	27.2	26.5	0.7	3%	79.6	79.7	(0.1)	—%
Total amortization expense of purchased intangibles	$43.6	$45.4	$(1.8)	(4)%	$128.5	$154.4	$(25.9)	(17)%
Total amortization expense of purchased intangibles as a percentage of revenue	5%	5%			5%	6%
Total amortization expense of purchased intangibles decreased for the third quarter and first three quarters primarily due to the expiration of prior years’ acquisition amortization.
Non-Operating (Expense) Income, Net
The components of non-operating (expense) income, net, were as follows:

	Third Quarter of				First Three Quarters of
	2025	2024	Dollar Change	% Change	2025	2024	Dollar Change	% Change
(In millions)
Divestitures (loss) gain, net	$(0.6)	$(22.6)	$22.0	(97)%	$4.2	$1,695.0	$(1,690.8)	(100)%
Interest expense, net	(20.7)	(14.1)	(6.6)	47%	(55.7)	(77.4)	21.7	(28)%
(Loss) income from equity method investments, net	(0.5)	(0.6)	0.1	(17)%	2.8	9.3	(6.5)	(70)%
Other loss, net	(3.6)	(6.0)	2.4	(40)%	(2.3)	(6.0)	3.7	(62)%
Total non-operating (expense) income, net	$(25.4)	$(43.3)	$17.9	(41)%	$(51.0)	$1,620.9	$(1,671.9)	(103)%
Non-operating expense, net decreased for the third quarter primarily due to the held for sale loss in the prior year. Non-operating expense, net increased for the first three quarters primarily due to the Ag divestiture gain in the prior year.

Income Tax Provision
For the third quarter of 2025, our effective income tax rate was 10.9%, as compared to 44.5% in the corresponding period in 2024. The decrease was primarily due to certain disallowed losses in 2024 related to the Mobility divestiture and, to a lesser extent, a one-time benefit from the revaluation of deferred tax liabilities resulting from the German tax rate decrease in the current quarter. For the first three quarters, our effective income tax rate was 17.7%, as compared to 25.9% in the prior year. The decrease was primarily due to gains from the Ag divestiture in 2024 and, to a lesser extent, the one-time deferred tax benefit mentioned above.
The OBBBA, signed into law on July 4, 2025, includes changes to U.S. federal tax regulations. We have accounted for its tax implications during the second and third quarters based on our current interpretation of the legislation, and the impact to our tax rate for this period is immaterial. The Company continues to evaluate the impact of the OBBBA and believes it will not have a material impact on our effective income tax rate.
Results by Segment
We report our financial performance, including revenue and operating income, based on three reportable segments: AECO, Field Systems, and T&L.
Our CODM views and evaluates operations based on the results of our reportable operating segments under our management reporting system. For additional discussion of our segments, refer to Note 7 “Segment and Geographic Information” of this report.
The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	Third Quarter of				First Three Quarters of
	2025	2024	Dollar Change	% Change	2025	2024	Dollar Change	% Change
(In millions)
AECO
Segment revenue	$358.5	$306.0	$52.5	17%	$1,044.2	$944.8	$99.4	11%
Segment revenue as a % of total revenue	40%	35%			40%	35%
Segment operating income	$113.9	$89.0	24.9	28%	$311.9	$294.8	17.1	6%
Segment operating income as a % of segment revenue	32%	29%			30%	31%
Field Systems
Segment revenue	$408.7	$374.6	34.1	9%	$1,160.6	$1,173.1	(12.5)	(1)%
Segment revenue as a % of total revenue	45%	43%			44%	43%
Segment operating income	$136.7	$123.7	13.0	11%	$364.3	$331.8	32.5	10%
Segment operating income as a % of segment revenue	33%	33%			31%	28%
T&L
Segment revenue	$134.0	$195.2	(61.2)	(31)%	$412.7	$582.0	(169.3)	(29)%
Segment revenue as a % of total revenue	15%	22%			16%	22%
Segment operating income	$34.6	$41.0	(6.4)	(16)%	$89.3	$113.2	(23.9)	(21)%
Segment operating income as a % of segment revenue	26%	21%			22%	19%

The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	Third Quarter of		First Three Quarters of
	2025	2024	2025	2024
(In millions)
Total segment operating income	$285.2	$253.7	$765.5	$739.8
Unallocated general corporate expenses	(31.0)	(28.9)	(90.5)	(86.2)
Amortization of purchased intangible assets	(43.6)	(45.4)	(128.5)	(154.4)
Acquisition / divestiture items	(1.3)	(17.4)	(12.9)	(75.2)
Stock-based compensation / deferred compensation	(36.6)	(38.1)	(114.9)	(115.0)
Restructuring and other costs	(22.2)	(7.5)	(42.9)	(21.8)
Consolidated operating income	150.5	116.4	375.8	287.2
Total non-operating (expense) income, net	(25.4)	(43.3)	(51.0)	1,620.9
Consolidated income before taxes	$125.1	$73.1	$324.8	$1,908.1
AECO

	Third Quarter of 2025	First Three Quarters of 2025
Change versus the corresponding period in 2024	% Change	% Change

Change in Revenue - AECO	17%	11%
Foreign currency exchange	—%	1%
Organic growth	17%	10%
Organic revenue increased for the third quarter and the first three quarters primarily due to strong subscription revenue and, to a lesser extent, software term licenses. Revenue benefited from cumulative growth along with an expansion of customers across many products, with the largest impacts resulting from Construction Management Systems, Architecture & Design, MEP, and Structures solutions. The increase for the first three quarters was partially offset by the impact of prior year software renewals for Structures products.
Operating income and operating income as a percentage of revenue increased for the third quarter primarily due to increased revenue and gross margin expansion. Operating income increased for the first three quarters primarily due to revenue and gross margin expansion, partially offset by the impact of prior year software renewals. Operating income as a percentage of revenue for the first three quarters was relatively flat.

Field Systems

	Third Quarter of 2025	First Three Quarters of 2025
Change versus the corresponding period in 2024	% Change	% Change

Change in Revenue - Field Systems	9%	(1)%
Acquisitions	—%	1%
Divestitures	—%	(7)%
Foreign currency exchange	1%	—%
Organic growth	8%	5%
Organic revenue increased for the third quarter and first three quarters primarily due to strong end-user demand and competitive wins for Civil Construction solutions. The increase for the first three quarters was partially offset by lower demand in surveying.
Operating income increased for the third quarter due to organic revenue expansion. Operating income as a percentage of revenue for the third quarter was relatively flat. Operating income and operating income as a percentage of revenue increased for the first three quarters due to organic revenue and gross margin expansion, partially offset by the loss of Ag divestiture income. In addition to organic revenue and gross margin expansion, operating income as a percentage of revenue was favorably impacted by the loss of lower margin Ag divestiture income.
T&L

	Third Quarter of 2025	First Three Quarters of 2025
Change versus the corresponding period in 2024	% Change	% Change

Change in Revenue - T&L	(31)%	(29)%
Acquisitions	2%	2%
Divestitures	(37)%	(34)%
Foreign currency exchange	1%	—%
Organic growth	3%	3%
Organic revenue increased for the third quarter and first three quarters primarily driven by MAPS and Transporeon subscription revenue growth.
Operating income decreased for the third quarter and first three quarters primarily due to the loss of the Mobility divestiture income. Operating income as a percentage of revenue increased for the third quarter and first three quarters primarily due to the loss of lower margin Mobility divestiture income.
LIQUIDITY AND CAPITAL RESOURCES

	As of
	Third Quarter of	Year End
	2025	2024	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents (1)	$232.7	$747.8	$(515.1)	(69)%
As a percentage of total assets	2.6%	7.9%
Principal balance of outstanding debt	$1,400.0	$1,400.0	$—	—%

	First Three Quarters of
	2025	2024	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$225.9	$416.3	$(190.4)	(46)%
Net cash (used in) provided by investing activities	(36.1)	1,860.0	(1,896.1)	(102)%
Net cash used in financing activities	(729.3)	(1,463.7)	734.4	(50)%
Effect of exchange rate changes on cash and cash equivalents	24.4	2.5	21.9	876%
Net (decrease) increase in cash and cash equivalents	$(515.1)	$815.1
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
Financing Activities
The decrease in cash used in financing activities was primarily driven by the $1.3 billion repayment of debt in the prior year, offset by $727.4 million in repurchases of common stock in the current year, as compared to $175.0 million of repurchases in the prior year.
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
Our 2022 credit facility allows us to borrow up to $1.25 billion, with an option to increase the borrowings for up to $1.75 billion with lender approval. As of October 3, 2025, there was no outstanding debt under the 2022 credit facility.
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
Organic revenue growth is a non-GAAP measure that refers to revenue excluding the impacts of (i) foreign currency translation and (ii) acquisitions and divestitures that closed in the prior 12 months. We believe organic revenue growth provides useful information in evaluating the results of our business, because it excludes items that are not indicative of ongoing performance or impact comparability with the prior year. We provide reconciliation tables showing the change in revenue growth to organic revenue growth in the “Results of Operations” section found earlier in this Item 2.
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
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		Third Quarter of				First Three Quarters of
		2025		2024		2025		2024
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$901.2		$875.8		$2,617.5		$2,699.9
GROSS MARGIN:
GAAP gross margin:		$621.1	68.9%	$575.6	65.7%	$1,779.8	68.0%	$1,715.1	63.5%
Amortization of purchased intangible assets	(A)	16.4		18.9		48.9		74.7
Stock-based compensation / deferred compensation	(C)	3.7		4.2		12.2		12.7
Restructuring and other costs	(D)	0.8		0.9		1.4		2.9
Non-GAAP gross margin:		$642.0	71.2%	$599.6	68.5%	$1,842.3	70.4%	$1,805.4	66.9%
OPERATING EXPENSES:
GAAP operating expenses:		$470.6	52.2%	$459.2	52.4%	$1,404.0	53.6%	$1,427.9	52.9%
Amortization of purchased intangible assets	(A)	(27.2)		(26.5)		(79.6)		(79.7)
Acquisition / divestiture items	(B)	(1.3)		(17.4)		(12.9)		(75.2)
Stock-based compensation / deferred compensation	(C)	(32.9)		(33.9)		(102.7)		(102.3)
Restructuring and other costs	(D)	(21.4)		(6.6)		(41.5)		(18.9)
Non-GAAP operating expenses:		$387.8	43.0%	$374.8	42.8%	$1,167.3	44.6%	$1,151.8	42.7%
OPERATING INCOME:
GAAP operating income:		$150.5	16.7%	$116.4	13.3%	$375.8	14.4%	$287.2	10.6%
Amortization of purchased intangible assets	(A)	43.6		45.4		128.5		154.4
Acquisition / divestiture items	(B)	1.3		17.4		12.9		75.2
Stock-based compensation / deferred compensation	(C)	36.6		38.1		114.9		115.0
Restructuring and other costs	(D)	22.2		7.5		42.9		21.8
Non-GAAP operating income:		$254.2	28.2%	$224.8	25.7%	$675.0	25.8%	$653.6	24.2%

		Third Quarter of				First Three Quarters of
		2025		2024		2025		2024
NON-OPERATING (EXPENSE) INCOME, NET:
GAAP non-operating (expense) income, net:		$(25.4)		$(43.3)		$(51.0)		$1,620.9
Acquisition / divestiture items	(B)	6.2		26.8		(1.7)		(1,692.7)
Deferred compensation	(C)	(1.9)		(1.6)		(3.9)		(4.7)
Restructuring and other costs	(D)	2.9		1.4		5.8		6.8
Non-GAAP non-operating expense, net:		$(18.2)		$(16.7)		$(50.8)		$(69.7)
			Tax Rate %		Tax Rate %		Tax Rate %		Tax Rate %
			(G)		(G)		(G)		(G)
INCOME TAX PROVISION:
GAAP income tax provision:		$13.6	10.9%	$32.5	44.5%	$57.4	17.7%	$493.9	25.9%
Non-GAAP items tax effected	(E)	12.1		60.1		53.7		(313.5)
Difference in GAAP and Non-GAAP tax rate	(F)	15.6		(56.4)		(2.4)		(79.4)
Non-GAAP income tax provision:		$41.3	17.5%	$36.2	17.4%	$108.7	17.4%	$101.0	17.3%

NET INCOME:
GAAP net income:		$111.5		$40.6		$267.4		$1,414.2
Amortization of purchased intangible assets	(A)	43.6		45.4		128.5		154.4
Acquisition / divestiture items	(B)	7.5		44.2		11.2		(1,617.5)
Stock-based compensation	(C)	34.7		36.5		111.0		110.3
Restructuring and other costs	(D)	25.1		8.9		48.7		28.6
Non-GAAP tax adjustments	(E) - (F)	(27.7)		(3.7)		(51.3)		392.9
Non-GAAP net income:		$194.7		$171.9		$515.5		$482.9
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share:		$0.46		$0.16		$1.10		$5.73
Amortization of purchased intangible assets	(A)	0.18		0.18		0.53		0.63
Acquisition / divestiture items	(B)	0.03		0.18		0.05		(6.56)
Stock-based compensation	(C)	0.15		0.15		0.46		0.45
Restructuring and other costs	(D)	0.10		0.04		0.20		0.12
Non-GAAP tax adjustments	(E) - (F)	(0.11)		(0.01)		(0.21)		1.59
Non-GAAP diluted net income per share:		$0.81		$0.70		$2.13		$1.96
ADJUSTED EBITDA:
GAAP operating income:		$150.5	16.7%	$116.4	13.3%	$375.8	14.4%	$287.2	10.6%
Amortization of purchased intangible assets	(A)	43.6		45.4		128.5		154.4
Acquisition / divestiture items	(B)	1.3		17.4		12.9		75.2
Stock-based compensation	(C)	36.6		38.1		114.9		115.0
Restructuring and other costs	(D)	22.2		7.5		42.9		21.8
Non-GAAP operating income:		254.2	28.2%	224.8	25.7%	675.0	25.8%	653.6	24.2%
Depreciation expense and cloud computing amortization		12.3		11.8		36.6		34.8
Income from equity method investments, net		2.9		0.8		9.8		13.9
Adjusted EBITDA		$269.4	29.9%	$237.4	27.1%	$721.4	27.6%	$702.3	26.0%
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
(D).Restructuring and other costs. Non-GAAP gross margin and operating expenses exclude restructuring costs composed of termination benefits related to reductions in employee headcount and closure or exit of facilities; and other costs composed of one-time incremental expenses resulting from the re-audit and related remediation of control deficiencies.

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
(F).Difference in GAAP and non-GAAP tax rate. This amount represents the difference between the GAAP and non-GAAP tax rates applied to the non-GAAP operating income plus the non-GAAP non-operating expense, net. The non-GAAP tax rate excludes charges and benefits such as (i) deferred tax impacts from tax amortization relating to a non-U.S. intercompany transfer of intellectual property, (ii) deferred tax impacts from global intangible low-taxed income, and (iii) significant reserve releases upon statute of limitations expirations and audit closures.
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
Foreign Currency Exchange Rate Risk
We operate in international markets that expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the third quarter of 2025, revenue was favorably impacted by $8.5 million, and operating income was unfavorably impacted by $1.5 million. In the first three quarters of 2025, revenue was favorably impacted by $5.8 million, and operating income was unfavorably impacted by $5.2 million.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables that are primarily denominated in Euro, New Zealand Dollars, Brazilian Real, Indian Rupee, and Australian Dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. We occasionally enter into foreign currency exchange contracts to hedge the purchase price of some of our larger business acquisitions.
Our foreign currency contracts are marked-to-market through earnings every period and generally range in maturity from one to two months. We do not enter into foreign currency contracts for trading purposes. Foreign currency contracts outstanding at the end of the third quarter of 2025 and at the end of 2024 are summarized as follows:

	Third Quarter of 2025		Year End 2024
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(343.5)	$(0.1)	$(624.0)	$(8.2)
Sold	68.3	(0.1)	24.0	—

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
(b) Remediation of Previously Reported Material Weaknesses.
Management, with the oversight of the Audit Committee, is currently taking actions to remediate the material weaknesses and is implementing additional processes and controls to address the underlying causes associated with the material weaknesses described above. These ongoing efforts include:
•finalizing the design and implementation of controls of certain ITGCs for business systems related to the Company’s financial reporting processes,
•updating our policies and practices related to maintaining evidence of review of business process controls, including the review of information used in the performance of controls, and
•finalizing the design and implementation of controls over the evaluation of standalone selling prices of performance obligations utilized in accounting for revenue, including review controls over pricing and discounting.
The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the measures described above will remediate the identified control deficiencies and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize, and enhance our financial reporting controls and procedures.
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
The following table provides information relating to our purchases of equity securities for the third quarter of 2025, which were made under the 2025 stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 5, 2025 – August 8, 2025	—	$—	—	$322,642,502
August 9, 2025 – September 5, 2025	294,874	$80.58	294,874	$298,882,847
September 6, 2025 – October 3, 2025	323,319	$81.16	323,319	$272,642,563
Total	618,193		618,193
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the third quarter of 2025, the following Section 16 officers and directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K under the Exchange Act) intended to satisfy the affirmative defense of Rule 10b5-1(c):
•On August 7, 2025, Kaigham Gabriel, Director, adopted a Rule 10b5-1 trading arrangement that provides for potential sales of up to 3,436 shares of our common stock between November 6, 2025 and February 6, 2026.

•On August 11, 2025, Jennifer Allison, Corporate Vice President and General Counsel, adopted a Rule 10b5-1 trading arrangement that provides for potential sales of up to 2,881 shares of our common stock between November 10, 2025 and August 6, 2026.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2025, formatted in Inline XBRL, tagged as blocks of text and including detailed tags:
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

TRIMBLE INC. (Registrant)

By:	/s/ PHILLIP SAWARYNSKI
Phillip Sawarynski Chief Financial Officer (Authorized Officer and Principal Financial Officer)
Date:	November 5, 2025