Form 10-K
period 2026-01-02
TRIMBLE INC.
filed 2026-02-25
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 4, 2025, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $18.7 billion based on the closing price as reported on the NASDAQ Global Select Market. Shares of common stock held by each officer and director of the registrant have been excluded in that such person may be deemed to be an affiliate. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2026
Common stock, $0.001 par value	233,929,408	shares

DOCUMENTS INCORPORATED BY REFERENCE
Some of the information required by Part III of this report is incorporated by reference from the proxy statement relating to the registrant’s 2026 annual meeting of stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements include, among other things:
•general global macroeconomic outlook, including heightened trade tensions and related imposition of tariffs and export control restrictions between the United States and its trading partners, and associated supply chain disruptions, slowing growth, inflationary pressures, and fluctuations in interest rates;
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
•our expectations regarding the impact, benefits, and risks of artificial intelligence (“AI”) and AI-related developments;
•any anticipated benefits or impact to our results of operations and financial conditions from our acquisitions;
•any anticipated benefits associated with the minority interests and ongoing commercial relationships that we established in connection with certain divestitures;
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
•our ability to maintain effective internal controls over financial reporting, including our ability to remediate our material weaknesses in our internal control over financial reporting; and
•our expectations regarding the impact (including tax implications) of the One Big Beautiful Bill Act (the “OBBBA”).
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
i

TRIMBLE INC.
2025 FORM 10-K ANNUAL REPORT

ii

PART I
Item 1.Business
Trimble is a leading technology solutions and platform provider, enabling office professionals and field workers to connect their workflows and industry lifecycles, driving a more productive, efficient, and sustainable future. With a focus on the industries that build, maintain, and move the world, the comprehensive depth and breadth of our solutions are transforming the way the world works, making it easier for Trimble customers to focus on what matters—getting the job done right.
We innovate at the intersection of the digital and physical worlds with solutions that span the world’s foundational industries, including building, civil and infrastructure construction, geospatial, natural resources, utilities, and transportation.
We exist to empower our customers: asset owners; general and specialty contractors; architects, engineers, and designers; surveyors; energy and utility companies; transportation shippers and carriers; as well as state, federal, and municipal governments. Productivity and sustainability are at the heart of who we are—woven into our work internally and through our customers’ application of our technologies. Our solutions provide customers with the ability to improve their work quality while being safe, efficient, and sustainable.
Our strategy is centered on two open industry cloud platforms, one in construction and one in transportation and logistics, and underlying common data environments as the nucleus of our connected solutions, allowing all stakeholders to collaborate and make decisions based on the same information. In construction, we connect teams across the design, build, and operational phases of a project. Our connected supply chain solutions provide transportation companies and their drivers with tools to enhance fuel efficiency, safety, transparency, and sustainability.
Connected software applications and cloud platform services are key elements of our solutions and account for a steadily increasing portion of our business. Our software enhances a broad range of other products and systems to allow our customers to optimize their work toward targeted outcomes and improve their decision-making and productivity. Ranging from embedded, real-time firmware to software that integrates data with large-scale enterprise back-office systems, many of our solutions are extensible and can be tailored by users for customized business processes and workflows. Trimble software capabilities include extensive three-dimensional (“3D”) modeling, analysis, planning and design solutions, and AI capabilities, as well as a large suite of domain-specific software applications used across industries including construction, geospatial, utilities, and transportation.
Our software is sold as subscription services, including consumption, term licenses, or perpetual licenses, and is hosted as Software as a Service (“SaaS”), or can be provisioned for on-premise usage. We have extended our capabilities to run in multi-cloud environments while delivering our unique value via domain-specific workflows and lifecycle management in our target industries.
Today’s work requires solutions for an interconnected world, no matter the industry. This has driven Trimble to move increasingly from point solutions to connected workflows and to industry ecosystems enabled by our industry platforms and access to industry data—all boosted by our AI capabilities. Trimble offers a diverse range of coherent capabilities that connect applications, data, workflows, and mobile technologies to more efficiently orchestrate work, often in mixed stakeholder, mixed user, and mixed fleet environments. We deploy AI, Generative AI, Machine Learning, Computer Vision, and similar technologies into our solutions across our business segments to deliver customer value through process automation and operational insights.
We focus on integrating our software application and cloud capabilities to create vertically-focused, system-wide platform-enabled solutions that transform how work is done. The integration of data, software, and hardware in our portfolio gives us a unique ability to provide detailed insights for our customers across the physical and digital worlds to improve their specific workflows. This data estate based in the physical world creates a unique competitive advantage as a primary source that empowers Trimble AI solutions for our customers.
Our global operations include major research, development, manufacturing, and logistics operations in the United States, the Netherlands, India, Germany, the United Kingdom, New Zealand, Finland, Canada, and Sweden.
Business Strategy
Our growth remains centered on executing our multi-year Connect & Scale platform strategy. This strategy contains two elements:
•The first element, Connect, is a platform strategy to connect more customer workflows, industry lifecycles, and solution offerings, so that we can continue to transform the way our customers work. This includes integrating more of our customers’ data through cloud offerings, making more of our solutions available on a subscription basis, and further incorporating AI capabilities. For example, our flagship design and construction platform solution, Trimble Connect, enables entire project teams to collaborate in real-time between the office and the field to make efficient decisions around the same data-rich design model enhanced by our cloud capabilities. Our cloud-based solutions in construction create a connected data environment for online collaboration; workflows which connect the digital and physical worlds; and the power to dynamically orchestrate design coordination in the cloud from wherever project stakeholders may be. Additionally, in our Transportation business, the Trimble Transportation Cloud provides shippers and carriers with the critical information they need to make more informed bid and contract award decisions, while our Transporeon business creates a marketplace for shippers, forwarders, carriers, and retailers to connect online and digitize their end-to-end transportation management processes.
•The second element, Scale, is about investing in the core people, processes, and technologies that allow the platforms to scale. They streamline and standardize our internal processes, providing a seamless experience for our customers as they engage with our connected solutions, and enabling us to continue to grow our business efficiently and effectively for many years into the future. This network effect also means that the willingness of developers, partners, and end users to engage increases as the number of network participants grows, which further enhances the platform experience and end-user value.
In executing our Connect & Scale platform strategy, we continue to focus on the following key priorities:
•Deliver customer outcomes that can enable productivity, quality, safety, transparency, and environmental sustainability. Across our business segments, our technological solutions deliver customer value through digital transformation, replacing legacy methods to improve productivity, first-time quality, worker safety, operational transparency, and sustainability. Our construction and transportation management systems enable customers to optimize their business operations while gaining better operational insight and transparency to facilitate more informed decision-making. Our online, multi-sided marketplace solutions provide better real-time insight into market pricing and availability, while the deployment of AI across our solutions increases customer productivity through task and process automation. Our field solutions automate tasks and improve first-time quality, while improving operator safety, and the connection of data flows and workflows between field and office and across stakeholders facilitates operational efficiency and transparency. By delivering productivity and efficiency gains, avoiding re-work, and enabling more sustainable designs, Trimble solutions deliver sustainability advantages for our customers, reducing the use of fuels and other inputs, which delivers both reduced cost and lower carbon emissions.
•Focus on platforms, software, services, and data. Software and services targeted for the needs of vertical end markets are fundamental elements of our solutions and are core to our growth strategy. Our software is connecting stakeholders and their data across workflows and across the industry lifecycle continuums of our served industries. Together, our software and services solutions integrate and optimize workflows through data and AI, improving productivity across our subscriptions, maintenance, and support offerings. These data and AI empowered workflows also provide us with enhanced business visibility and competitive advantage over time. Professional services constitute an additional customer offering that helps our customers integrate and optimize the use of our offerings in their environment.
•Address attractive markets with significant growth and profitability potential. We focus on large markets historically underserved by technology that offer significant potential for long-term revenue growth, profitability, and market leadership. We serve multi-trillion-dollar global industries that operate in demanding environments with technology adoption in the earlier phases relative to other industries. With the growth in mobile and cloud computing capabilities, increasing technological know-how of end users, and compelling return on investment, we believe many of our markets continue to be attractive for substituting Trimble’s technology and solutions in place of traditional operating methods.
•Capitalize on domain knowledge and technological innovation that benefit a diverse customer base. Over time, we have redefined our technological focus from hardware-driven point solutions to integrated work process solutions and to industry ecosystems by developing domain expertise and heavily reinvesting in research and development (“R&D”) and acquisitions. We have over 1,000 unique patents reflective of our technology portfolio and deep domain knowledge to deliver specific, targeted solutions quickly and cost-effectively to each of the vertical markets we serve. Our patent portfolio is continuously updated with new patent grants that emerge from our investments in R&D. We continue to seek opportunities where the potential for technological change is high and require the integration of multiple technologies into complete vertical solutions.
•Drive geographic expansion with a localization strategy. We view international expansion as an important element of our strategy, and we continue to position ourselves in geographic markets that will serve as important sources of future growth. Products are sold in more than 160 countries through dealers, joint ventures, original equipment manufacturers (“OEMs”), and other channels throughout the world, as well as direct sales to end users. Sales are supported by our own offices located in over 40 countries around the world.
•Optimize go-to-market strategies to best access our markets. We utilize vertically focused go-to-market strategies that leverage domain expertise to best serve the needs of individual markets both domestically and abroad. These go-to-market capabilities include: direct sales to end users; independent dealers; joint ventures, including with Caterpillar, AGCO Corporation (“AGCO”), Hilti, and Nikon; OEM arrangements; and distribution alliances with key partners. This combination of channels provides us with broad market reach and localization capabilities to effectively serve our markets.
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
We continue to opportunistically divest businesses that no longer fit within our strategy. On February 8, 2025, we completed the sale of our global transportation telematics (“Mobility”) business to Platform Science, Inc. (“Platform Science”) resulting in our ownership, or rights to acquire ownership of 32.5% of Platform Science’s expanded business with an approximate fair value of $253.9 million. The transaction aims to enhance driver experience, fleet safety, efficiency, and compliance by combining two cutting-edge in-cab commercial vehicle ecosystems, which gives customers access to more applications and offerings.
In addition, to further grow and position Trimble, we continue to partner with leaders in various fields by investing in early-to-growth stage companies through our venture fund and through strategic formation of joint ventures.
Business Segments and Markets
Our segments are distinguished by the markets they serve. Each segment consists of businesses that are responsible for product development, marketing, sales, strategy, and financial performance. We report our financial performance, including revenue and operating income, based on three reportable segments: Architects, Engineers, Construction, and Owners (“AECO”), Field Systems, and Transportation and Logistics (“T&L”). For further financial information about our segments, see Note 8 “Segment and Geographic Information” in Item 8 of this report.
Architects, Engineers, Construction and Owners
The AECO segment primarily serves organizations across architecture, engineering, construction, and asset ownership through a connected lifecycle solution. Within this segment, our most substantial product portfolios are focused on architectural and interior design, structural and civil engineering, building and infrastructure construction, and the operations and maintenance of assets. Products are sold through a multi-channel approach, including direct, indirect, and digital channels.
Architecture & Interior Design Software. Empowers creative professionals in architecture, design, and design-build related industries with capabilities like SketchUp for design and visualization, 3D modeling, and construction documentation. Our software facilitates AI-enhanced 3D design processes enabling synchronous collaboration among stakeholders.
Building Information Modeling (“BIM”), Engineering, and Virtual Design and Construction Software. Maximizes precision and productivity between engineering design and project delivery through AI-assisted modeling reducing re-work. This software includes capabilities for structural, mechanical, electrical, and plumbing (“MEP”), and civil and infrastructure engineering modeling, designed to improve profitability and project success.
Construction Software. Designed to reduce risk and improve office and field productivity, this software provides capabilities for estimating and takeoff, project management, modular fabrication, financial management, business operations, and supply chain management, delivered globally. Contractors of all types, including general contractors, construction managers, design-build and specialty contractors, utilize this software, enabling them to deliver high quality services and efficiently run their businesses.
Owner Software. After completion of a construction project, the owner is the steward of what was designed and built by their architect, engineer, and construction partners. The asset lifecycle management solution lowers the total cost of ownership through the lifecycle of an asset, from planning to maintenance, and is designed specifically for facility and asset owners across private and public organizations.
When AECO software capabilities are combined with our Field Systems portfolio, Trimble delivers comprehensive AI-enabled workflows. At our core, we bridge the gap between the office and the field, which enables our customers to turn guesswork into reality, data points into decisions, and 3D scans into multi-dimensional success for the entire ecosystem.
We provide a common data environment that connects intra- and intercompany workflows and data sharing to facilitate collaboration across the stakeholder ecosystem. Our software boosts productivity and reduces risk from manual data re-entry. As the collaborative hub, this capability offers data integration between Trimble capabilities and the broader ecosystem of independent software vendors and competitors through open standards.
In 2025, Trimble accelerated its Connect & Scale strategy across its AECO software portfolio, improving productivity and boosting customer confidence. Highlights include (i) AI-assisted daily reports in construction management; (ii) job-site materials procurement connected to enterprise resource planning (“ERP”); (iii) AI-powered model rendering and synchronous collaboration in architectural design; (iv) generative AI for fabrication models in BIM engineering; and (v) synchronous model authoring in MEP BIM. Additional highlights are government cloud offerings for geographic information system (GIS)-centric asset lifecycle management for public and private owners.
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
Competitors in this segment are typically companies that produce software specific to the construction process. As we expand our software and services offerings to cover more of the construction lifecycle used by asset owners, designers, and construction companies, we increasingly compete with large, established companies that offer similar or comparable portfolios. We compete principally on the basis of innovation, differentiated products, domain expertise, service, quality, and geographic reach.
Field Systems
The Field Systems segment provides software and hardware products and services to private, commercial, and government customers. The businesses within Field Systems serve surveying and mapping professionals, civil construction, building construction field services, and positioning systems. We sell and distribute our products in the Field Systems segment through a global network of independent distribution partners, and increasingly through direct and digital channels.
Geospatial. Through our surveying, mapping, and building construction product portfolio, professional surveyors and engineers provide services to the construction, engineering, mining, energy and utilities, government, and land management sectors. Our solutions replace less productive conventional methods of surveying, mapping, 2D or 3D modeling, monitoring, measurement, reporting, and analysis. Our suite of solutions includes field-based data collection systems and field software, real-time communications systems, and back-office software for data processing, modeling, monitoring, reporting, and analysis. Our field-based technologies are used in handheld, land mobile, and airborne applications and incorporate technologies such as mobile application software, high precision GNSS, robotic measurement systems, inertial positioning, 3D laser scanning, digital imaging, and optical or laser measurement. Our office-based products include software for planning, data processing and editing, quality control, 3D modeling, intelligent data analysis and AI-based feature extraction, deformation monitoring, project reporting, and data export. Our customers in this area benefit from using our products, including significantly improved productivity in both field and office activities, improved safety through non-contact measurement and detection of potentially dangerous ground or structure movement, and improved data flow that enables better decision-making.
Our joint venture with Nikon focuses on the design and manufacture in Japan of surveying instruments including mechanical total stations and related products. We also maintain a joint venture with Hilti, which focuses on the joint development of measuring solutions for the building construction trades and integrating data for construction management.
Civil Engineering Construction. Our civil engineering and construction portfolio manages the civil infrastructure lifecycle, from feasibility, budgeting, and design through construction, operation, and maintenance. Our solutions serve key industry stakeholders, including asset owners or clients, design engineers, consultants, contractors, subcontractors, and suppliers. Our technological suite is employed across the entire project lifecycle to improve productivity, reduce waste and re-work, including reduced carbon emissions, and enable more informed decision-making through enhanced situational awareness, data-driven insights, decision support, and project collaboration. At the same time, our solutions improve worker safety and reduce environmental impact. Our suite of integrated solutions and technologies includes field and office software for estimating and job cost management and optimized project design and visualization; software for 3D design and data sharing; systems to automatically guide and control construction equipment such as excavators, bulldozers, wheel loaders, motor graders, and paving equipment; systems to monitor, track, and manage assets, equipment, and workers; and software to facilitate the management of the construction process and for sharing and communication of data in real time. Together, these solutions are designed to transform how work is done within the civil construction industry.
The civil construction market portfolio integrates data and information across the construction process and mixed fleets, including site positioning and machine control systems, construction asset management equipment and services, and various software applications. Utilizing wireless and internet-based site communications infrastructure, our solutions include the ability to track and control equipment, deploy a 3D model to machines, track the progress of work in real-time, and reduce re-work. By leveraging our technology, contractors gain greater insight into their operations, helping them to lower costs and improve productivity, worker safety, and asset utilization.

Our joint venture with Caterpillar, Caterpillar-Trimble Control Technologies, was formed to develop the next generation of advanced electronic guidance and control products for earth-moving machines. The joint venture designs machine control and guidance products that use site design information combined with accurate positioning technology to automatically control dozer blades and other machine tools.
Positioning Services. Trimble Positioning Services serves customers in a variety of end markets, including agriculture, construction, geospatial, automotive, and other markets. This service improves positional accuracy and enables higher levels of precision and automation for work processes and systems, including autonomous solutions. Trimble GNSS-based correction services are available in a variety of formats and accuracy levels, depending on the relevant application’s specific needs. Subscription-based services offered by Trimble Positioning Services include VRSNow; CenterPoint RTX; FieldPoint RTX; Rangepoint RTX; ViewPoint RTX; and Trimble xFill. We maintain a joint venture, PTx Trimble, with AGCO to develop the next generation of advanced electronic guidance and control products for agriculture.
During 2025, we announced several new developments in Field Systems, including (i) Trimble data collector devices, such as TS510, TS710 controllers, and T110 tablet designed for integration in demanding field operations and (ii) Trimble Earthworks grade control technology for compactors and towed scrapers. We expanded the Trimble Reality capture platform service, an extension within Trimble Connect, introducing additional AI-based data classification and point cloud to model inspection tools enabling construction quality assurance and control in the cloud. Additionally, we delivered multiple feature releases in our (i) Trimble Access and Siteworks field software; (ii) Trimble Business Center office software; (iii) Trimble WorksManager cloud software; (iv) Trimble 4D Control monitoring software; and (v) TerraFlex and TerraOffice software. Our software development continues to focus on driving productivity through enhanced connectivity and supporting strategic industry workflows by delivering connected workflows and emphasizing interoperability.
We sell and distribute our products in the Field Systems segment primarily through global networks of independent distributors with expertise and customer relationships in the respective markets, including SITECH Technology and Trimble Technology dealers, which serve the civil construction industry, and BuildingPoint dealers, which serve the building construction industry. We also sell many of our software solutions through our own direct sales force when bundled into Trimble’s Construction One offerings to contractors, subcontractors, and consulting engineers, supporting cross-selling opportunities with the AECO portfolio.
Major competitors in this segment are typically survey instrument companies that provide software-driven 3D measurement and imaging solutions. We compete principally based on innovation, differentiated products, integrated workflow solutions, domain expertise, service, quality, and geographic reach.
Transportation and Logistics
The T&L segment provides a suite of solutions for shippers, carriers, retailers, and intermediaries globally, maintaining a substantial footprint within the truckload freight market while expanding platform capabilities to connect the broader freight ecosystem. Our solutions are designed to create a connected supply chain by integrating all forms of transportation, drivers, back-office management, and freight operations to build a safer, simpler, and more efficient global supply chain.
Our product portfolio is organized into the following primary areas: carrier transportation management software (“TMS”) and maintenance (Enterprise); shipper TMS, dock and yard and marketplace (Transporeon), and mapping and routing (MAPS).
Enterprise. Our carrier TMS and maintenance solutions manage core transportation operations and maintenance workflows, act as a single source of truth repository of transport data, and automate mission-critical business processes. We offer capabilities for long-haul trucking and fleet maintenance customers, focusing on business intelligence, safety, compliance, and efficiency.
Transporeon. Our Transporeon solutions provide a cloud-based ecosystem that manages the transportation lifecycle from freight sourcing and procurement through transport execution, dock and yard management, and auditing. Following the introduction of advanced planning capabilities in 2025, we repositioned Transporeon as a global shipper TMS, making Trimble a unique provider of both shipper and carrier TMS solutions.
MAPS. Our mapping and routing solutions, such as PC*Miler and CoPilot, provide the industry standard for truck-specific routing, mileage, and navigation. These solutions enable the transportation industry to achieve greater fleet utilization and improve safety through precise, commercial-grade routing while ensuring compliance with regulatory requirements.
During 2025, we had a number of developments in T&L. On February 8, 2025, Trimble completed the sale of our Mobility business to Platform Science, transitioning from an owner to a strategic shareholder in its expanded business. This divestiture enables a narrower focus on our core software and platform strategies. Additionally, in the fourth quarter of 2025, we introduced our next-gen Trimble TMS along with a suite of new AI agents and workflows, confirming market demand for cloud-native, modular systems and offering predictive network load balance insights.
To lead the industry's AI transformation, we support autonomous logistics where agents collaborate via APIs to solve complex problems with minimal oversight. Delivered through our Via brand and powered by our proprietary data, these solutions automate mission-critical workflows—such as order intake and carrier vetting—to provide predictive insights that unlock significant productivity and operational advantages for our customers.
T&L generally sells directly to end users or through integrations, competing with providers of transportation management software, mapping services, and digital freight matching. Our competitive advantages are deep domain expertise, a long-standing trusted brand, and proprietary data that fuels agentic AI for workflow automation and superior predictive insights. By connecting shipper and carrier TMS solutions, our platform creates self-reinforcing network effects, differentiating us from point solution competitors.
Seasonality of Business
Construction equipment revenue, within our Field Systems segment, historically has been higher in early spring. Additionally, term license renewals, primarily within our AECO segment, generally occur on January 1st. However, overall, as a company, we are experiencing less seasonality as a result of the diversification of our businesses across segments and the increased impact of software and subscription revenue. Changes in global macroeconomic conditions could also impact the level of seasonality we experience.
Manufacturing
We outsource the manufacturing of many of our hardware products to our key contract manufacturing partners, which include Jabil and Benchmark Electronics Inc. Our contract manufacturing partners are responsible for significant material procurement, assembly, and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. We also utilize original design manufacturers for some of our products.
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
Research and Development and Intellectual Property
We believe that our competitive position is maintained through developing and introducing new products, including software, AI, hardware, and services. Trimble delivers digital technologies that enhance the physical world by integrating and connecting industry workflows, stakeholders, and data, while modernizing interfaces and business models to make it easier for customers to do business. Our platform investments allow us to extend our differentiation in positioning and sensing, modeling, AI machine learning, and analytics into emerging industry solutions and to drive ecosystem collaboration across our target industries. This improves our value over the customer lifecycle, while enhancing our leadership in software and services, which already accounts for over 70% of our R&D investment. Our investments enable us to push the state-of-the-art in key technology areas and to connect other leading technologies to solve customer problems in new and unique ways.
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
Sustainability
Sustainability is a fundamental aspect of Trimble’s mission to “Transform the Way the World Works.” It is deeply integrated into our business strategy, guiding our innovations, investments, and operations. We aim to build resilience for our company, customers, and communities while fostering a culture of belonging, growth, and innovation.

Building Resilience •Enable customers to adapt, grow, and thrive in the face of change •Driving decarbonization in our own operations and supply chain	Empowering People •Guided by our values of Belong, Grow, and Innovate •Activated by our leadership capabilities of Inspire, Engage, and Achieve	Leading with Integrity •Corporate and Sustainability Governance •Ethical Business Practices •Privacy and Cybersecurity

Human Capital
Our culture is the engine of our sustained success. We believe a thriving workplace is built on the collective behaviors and values of our people. At Trimble, we are defined by a commitment to authenticity, intentionality, and curiosity. By remaining humble and focused on collaborative problem-solving, we shape a professional environment that elevates how we serve our customers, colleagues, and stockholders alike.
Our People and Culture. At Trimble, our culture is built on the principles of belonging, growth, and innovation. We believe that a variety of experiences and perspectives fuel creativity and drive our best thinking. Our leaders foster collaboration, curiosity, and purpose, empowering employees to solve complex problems and deliver exceptional results for our customers.
Employee Engagement. We prioritize open and transparent communication through global engagement surveys, which encourage employees to share feedback on strengths and areas for improvement. Our performance management program aligns individual goals with strategic objectives, fostering a culture of coaching and continuous development.
Talent Development. Trimble invests in employees through a global talent platform that offers internal job opportunities, skill development resources, and project-based learning. We encourage a culture of continuous learning and resilience, enabling our employees to achieve their full potential.
Compensation and Benefits. We offer competitive compensation and benefits tailored to the needs of our global workforce. Our programs include health and wellness initiatives, life and disability insurance, paid time off, parental leave, retirement plans, and an employee stock purchase plan. Our flexible work strategy supports evolving employee needs while maintaining productivity and innovation.
Community Connections. Trimble fosters meaningful connections between employees, their families, and local communities. Through employee-led committees and the Trimble Foundation Fund, we support disaster response, climate change adaptation, access to education, and sustainable industry practices.
Workforce Metrics. At the end of 2025, we employed over 11,500 full-time and part-time employees, the overwhelming majority of which were full-time employees. Approximately 41%, 35%, 21%, and 3% of employees reside in North America, Europe, Asia-Pacific, and the rest of the world. Our employees work in over 40 countries.
Available Information
This Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge on our website through investor.trimble.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Financial news and reports and related information about our Company, generally accepted accounting principles (“GAAP”) to non-GAAP reconciliations, as well as our Sustainability Report, are also found on this website. Information contained on our website is not part of this report.
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

Information about our Executive Officers
The names, ages, and positions of our executive officers as of February 25, 2026, are as follows:

Name	Age	Position
Robert G. Painter	54	President and Chief Executive Officer
Phillip Sawarynski	53	Chief Financial Officer
Jennifer Allison	53	Vice President, General Counsel and Secretary
Kenneth B. Bement	46	Chief Accounting Officer
Ronald J. Bisio	57	Senior Vice President
Chris Keating	55	Senior Vice President
Peter Large	56	Senior Vice President
Mark Schwartz	51	Senior Vice President
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
Kenneth B. Bement—Kenneth Bement currently serves as Trimble’s chief accounting officer (“CAO”), responsible for Trimble’s global accounting operations. Mr. Bement joined Trimble in September 2025, bringing more than 20 years of experience in financial reporting, controls, compliance, and finance transformation. From 2018 to 2025, Mr. Bement served as CAO for various companies including Conservice, Gopuff, and Ancestry during periods of high growth and business transformation. Prior to that, he served as CAO of Vista Outdoor and held senior roles at Alphabet Inc. and the RTX Corporation. Mr. Bement began his career as an auditor and later worked for the Financial Accounting Standards Board where he managed the revenue project and contributed significantly to developing the current revenue recognition rules (ASC 606). Mr. Bement is a Certified Public Accountant (CPA) and Certified Management Accountant (CMA), and holds a Master of Accountancy degree from Brigham Young University.
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
•the demand and cost of commodities;
•imposition of new and changing tariffs, which can increase supply costs, create difficulties in forecasting, and affect our business operations;
•imposition of other new and evolving trade barriers, including trade sanctions, duties, and import or export licensing requirements or restrictions;
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
A significant trade disruption or the establishment or increase of any trade barrier in any area where we do business—such as through increased tariffs imposed on imports into the U.S. and any resulting retaliatory actions taken by other countries—could increase the cost of our products, which could adversely impact the margin that we earn on sales, make our products more expensive for customers, or create uncertainty around demand for certain types of products, which could make our products less competitive and reduce customer demand or result in supply chain delays. Uncertainty persists around the ongoing heightened trade tensions between the U.S. and its trading partners, the resulting threats and imposition of tariffs (including those intended for foreign policy objectives), and their impacts on the global economy. If there were a deterioration in the global economy, the economies of the countries or regions where our customers are located or do business, or the industries that we or our customers serve, the demand for our products and services would likely decrease. In addition, government or customer efforts, attitudes, laws, or policies may lead to non-U.S. customers favoring domestic suppliers that could compete with or replace our products, which would also have an adverse effect on our business. Changes in economic conditions and political uncertainty surrounding international trade also make it difficult to make financial forecasts. Any of the foregoing factors could adversely affect our business, financial condition, and results of operations.
We have experienced disruption in our supply chain and related events, and are subject to ongoing supply chain risks
We are dependent upon a limited number of contract manufacturers for the manufacture, testing, and assembly of certain products and specific suppliers for a number of our critical components. These arrangements can generally be terminated with a limited notice. We are also dependent on a number of suppliers as the sole source of certain materials. Our current reliance on a limited group of contract manufacturers and suppliers involves risks, including the potential inability to obtain products or components to meet customers’ delivery requirements, reduced control over pricing and delivery schedules, and discontinuation of or increased prices for certain components. In addition, substantial increases in demand for certain commodities and components by major AI companies, who are able to pay high prices and acquire significant portions of the available supply, have made it difficult and more expensive to obtain certain commodities and components, and such challenges could continue unless there are increases in supply or decreases in demand by such companies for the affected commodities and components.

Further, certain components used in our products require long lead times for ordering, and if we do not accurately forecast the need for such components, we may end up with component shortages or excess inventory.
Geopolitical conditions and their impact on our suppliers and international trade in general have previously led to shortfalls in available components we need to make products as well as increased costs to obtain components, to make products, and to transport components and products. The disruptions included extended delivery times for certain components of our hardware products and increased freight costs. Catastrophic events, such as pandemics, acts of war, or natural disasters, and their resulting impacts can also cause shortfalls in available components, as we experienced during the global supply chain shortage in 2021 and 2022. These disruptions had an adverse effect on our ability to meet customer demand, which resulted in delays in shipping products to customers and dealers.
Future disruptions could occur as a result of any number of events, such as:
•inflationary cost increases;
•trade restrictions, tariffs, or duties;
•the imposition of new regulations, quotas, or embargoes on components;
•a scarcity of, or significant increase in the price of, raw materials or required components for our products;
•fluctuations in currency exchange rates;
•third-party interference in the integrity of the products sourced through the supply chain;
•severe weather conditions or natural disasters; and
•civil unrest, military conflicts, geopolitical developments, war, or terrorism.
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
If we are unable to effectively integrate, streamline, and manage our diverse and complex businesses and operations, our ability to generate growth and revenue from new or existing customers may be adversely affected
Because our operations are diverse and complex, our personnel resources and infrastructure could become strained, and our reputation in the market and our ability to successfully manage and grow our business may be adversely affected. The size, complexity, and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and future growth may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:
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
•improving our information reporting systems and procedures; and
•successfully implementing AI initiatives, with proper controls, to assist with achieving these objectives.
We have increasingly diversified and modified the nature and mix of our businesses, both organically and by acquisitions and divestitures. As a result, an increasing amount of our business involves business models that require managerial techniques and skill sets that are different from those required to manage our historical core businesses.
Pursuant to our Connect & Scale strategy, we are continuing to invest substantial resources in integrating our product offerings and transitioning our businesses to common core services and systems to achieve economies of scale, simplify our operations, and improve the customer experience. These efforts may result in disruptions to our operations, which could have an adverse effect on our customers, may cost more than we anticipate increasing our expenses, and take longer than planned.
These factors could have an adverse impact on our business, financial condition, and results of operations.
Changes in our software and subscription businesses may adversely affect our revenue
An increasing portion of our revenue is generated through subscription revenue, which includes SaaS and new subscription services for integrated solutions. Our customers have no obligation to renew their agreements for our subscription services after the expiration of their initial contract period, which typically ranges from one to three years, so we must continually provide compelling solutions, improvements, and customer support to retain customer subscriptions.

Our customer acquisition and renewal rates may decline or fluctuate as a result of a number of factors, including customer preferences and budgetary constraints, overall economic conditions, competitive products and emerging AI offerings, and customer satisfaction or dissatisfaction with our products and services. Customer satisfaction with our products and services is affected by a variety of factors, such as security, reliability, performance, concerns about data privacy, current subscription terms, customer preference, and industry adoption. If customers do not renew their contracts for our products, our subscription revenue will decline, and our financial results will suffer.
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
In the course of preparing our consolidated financial statements as of and for the fiscal year ended December 29, 2023, as included in the Annual Report on Form 10-K for the period ended December 29, 2023 (the “2023 Form 10-K”), we had identified a material weakness related to business combination accounting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
After filing the 2023 Form 10-K with the SEC, management re-evaluated the effectiveness of our internal control over financial reporting and identified additional material weaknesses in internal control over financial reporting. The Company delayed the filing of its Quarterly Reports on Form 10-Q for the first, second, and third quarters of 2024 until the assessment of the impacts was complete. As a result of the delayed filings, the Company had received notices from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to timely file all required periodic financial reports with the SEC. Due to the time required to prepare and file the prior delayed reports, the Company delayed the filing of its Annual Report on Form 10-K for the fiscal year ended January 3, 2025 (the “2024 Form 10-K”).
The Company filed its Amendment No. 1 on Form 10-K/A to the 2023 Form 10-K and its Quarterly Reports on Form 10-Q for the first, second, and third quarters of 2024 with the SEC on January 16, 2025, and the 2024 Form 10-K with the SEC on April 25, 2025. Those filings disclosed additional material weaknesses as described more fully therein. After the filings, the Company regained compliance with the Listing Rule. As a result of our previous failure to timely meet our SEC reporting obligations, we are unable to use Form S-3 for twelve months after that date, which will end in April 2026. This could make accessing the capital markets during this period more costly or less efficient.
Our management, under the oversight of the Audit Committee, has been taking actions to remediate the material weaknesses in our internal control over financial reporting; as described more fully in Part II, Item 9A, “Controls and Procedures” of this report. Unless otherwise described herein, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded through testing that these controls are operating effectively. If we are not able to successfully remediate these material weaknesses, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Moreover, if we uncover additional material weaknesses, our financial statements may be inaccurate, and we may be unable to comply with our SEC filing obligations, which could prevent us from using Form S-3 or result in a Nasdaq delisting. In addition, we may be unable to access the capital markets or repurchase our stock if we are not current with our SEC filing obligations.
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
Continuing to develop and expand robust distribution channels is important for maintaining and increasing sales in our dynamic and evolving markets. To do so successfully, we must, together with our partners, continue to invest in developing the sales, marketing, support, and infrastructure requirements for a robust distribution channel. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our product offerings, including our new product developments, and newer types of offering, such as subscription programs for integrated solutions that include hardware, software maintenance, and other recurring services, may make it more difficult to introduce those products to end users and delay end-user adoption, which could result in lower revenue.
As market conditions and our business strategies evolve, we must also evolve our distribution and go-to-market strategies. Our efforts to further develop and expand dealer networks may not be successful, and could cause conflict in our channels or disrupt dealer coverage within specific geographic or end-user markets, which could cause difficulties in marketing, selling, or servicing our products and have an adverse effect on our business, financial condition, and results of operations. We utilize dealer networks to market, sell, and service many of our products in our Field Systems segment. Dealers who carry products that compete with our products may focus their inventory purchases and sales efforts on goods provided by competitors due to industry demand or profitability. Such sourcing decisions can adversely impact our business, financial condition, and results of operations.
Investing in and integrating new acquisitions or divesting businesses could be costly, place a significant strain on our management systems and resources, or fail to deliver expected outcomes
From time to time, we have divested businesses, including the sale of our agricultural business to a joint venture with AGCO and the sale of our Mobility business to Platform Science. We expect to undertake additional divestitures from time to time in the future. Any such divestiture may result in:
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
For significant divestitures, these transitional services can take up considerable corporate resources and attention, which may adversely affect our other businesses, operations, and results. In some cases, we have retained an equity position in the entities to which we divest our business units. We have limited control over such entities and the value of such equity stake could decline over time.
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
As a result of acquisitions, we have significant assets that include goodwill and other purchased intangibles. The testing of goodwill and intangibles for impairment under GAAP requires us to make significant judgments and assumptions. Changes in business conditions or in the prospects or results of operations of the acquired business could require adjustments to the valuation of these assets resulting in impairments that would adversely affect our results. In addition, changes in the operating results or the valuation of companies in which we have investments may have a direct impact on our financial statements or could result in our having to write down the value of such investment.
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
We have non-controlling stakes and ongoing commercial relationships with businesses that we have divested, including a joint venture (JV) with AGCO, which are subject to various risks, including the failure to realize intended benefits, unanticipated challenges, and other uncertainties
In April 2024, we contributed our precision agriculture business (“Ag”), excluding certain Global Navigation Satellite System (“GNSS”) and guidance technologies, to a JV with AGCO, of which we retained a 15% stake. The risks and uncertainties associated with the JV include that (i) we may fail to realize the anticipated benefits of our non-controlling stake in the JV, (ii) the benefits from the various agreements entered into concurrently with forming the JV (including long-term supply agreements) will be dependent upon the JV’s ability to successfully develop, market and distribute products, (iii) unanticipated factors may arise that affect the cost of operating the JV as a standalone business, and (iv) the development of technology synergies will depend on the level of research and development spending and the success of future innovation.
We also maintain a minority, non-controlling interest in Platform Science, a private company that acquired our Mobility business in February 2025, and we continue to provide products and services to Platform Science under various commercial relationships. The value of our minority equity interest in Platform Science, as well as the commercial benefits that we may realize from our commercial relationships, will depend upon the performance of Platform Science and the Mobility business, which we do not control.
We face substantial competition in our markets, which could decrease our revenue and growth rates
Our markets are highly competitive, and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality, and performance of our products, the effectiveness of our distribution channel and direct sales force, the level of customer service, the development of new technology, and our ability to participate in emerging markets. AI functionality is becoming increasingly important, and if we do not develop and expand our AI capabilities on pace with our competitors, our product offerings may fall behind. Generative AI may also enable other parties to rapidly develop products and functionality that compete with our product offerings. Within each of our markets, we encounter direct competition from other GNSS, software, optical, and laser suppliers, and competition may intensify from various larger U.S. and non-U.S. competitors and new market entrants. Our products, which commonly use GNSS for basic location information, may be subject to competition from alternative location technologies such as simultaneous location and mapping technology. In our software and subscription services businesses, we face competition from a group of large, well-established companies, particularly in the areas of design software, enterprise resource planning (“ERP”) solutions, and collaboration and project management offerings. Our integrated hardware and software products may be subject to increasing competition from mass market devices such as smartphones and tablets used in conjunction with relatively inexpensive applications, which have not been heavily used for commercial applications in the past.
These competitive developments may require us to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, new computing platforms, and, increasingly, AI technology. Such competition can result in price reductions, reduced margins, or loss of market share, any of which could decrease our revenue and growth rates. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales, and other resources than we do.

If we are unable to attract and retain qualified personnel, our business could be harmed
Our continued success depends, in part, on our ability to hire and retain qualified personnel, advance our corporate strategy, and preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain qualified engineers, including in areas of technology such as GNSS, software programming, information systems, data analytics, and AI. In addition, to increase revenues, we may be required to increase the size and productivity of our sales and channel management groups. Competition for qualified employees in our major locations can be intense. Our inability to hire and retain qualified management and skilled personnel, particularly engineers, salespeople, and key executive management, could disrupt our development efforts, sales results, business relationships, and our ability to execute our business plan and strategy on a timely basis and could materially and adversely affect our business, financial condition, and results of operations. In addition, any future reductions in force or other restructuring intended to improve operational efficiencies and operating costs, may adversely affect our ability to attract and retain qualified personnel.
Equity grants are a critical component of our current compensation programs. If we fail to grant equity competitively, we may have difficulty attracting and retaining critical employees.
Risks related to our technology and products
Our products are highly technical and may contain undetected errors, product defects, or security vulnerabilities
Our products are highly technical and complex and, when deployed, may contain errors, defects, or security vulnerabilities. We must develop our products quickly to keep pace with the rapidly changing market, and we have a history of frequently introducing new products. Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new models or versions are released. Such occurrences could result in damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, warranty claims, and litigation.
We warrant that our products will be free of defects for various periods of time, depending on the product. In addition, certain of our contracts include epidemic failure clauses. If invoked, these clauses may entitle the customer to return or obtain credits for products and inventory, or to cancel outstanding purchase orders even if the products themselves are not defective.
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
Our internal and customer-facing systems, and systems of third parties we rely upon, may be subject to cybersecurity breaches, disruptions, or delays
A cybersecurity incident in our own systems or the systems of our third-party providers may compromise the confidentiality, integrity, or availability of our own internal data, the availability of our products and websites designed to support our customers, or our customer data. Computer hackers, foreign governments, cybercriminals, or cyber terrorists may attempt to or succeed in penetrating our network security and our website. The growing availability of AI tools has increased the sophistication of attacks, enabling more convincing phishing schemes, automated vulnerability discovery, and the rapid creation of novel malware. Additionally, due to geopolitical tensions, we and our third-party vendors may be vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking, or similar breaches and incidents from nation-state actors or affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our products and services. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, exploitation of zero-day vulnerabilities, employee theft or misuse, breach of the security of the networks of our third-party providers, or other misconduct. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose user credentials or other sensitive or confidential information to gain access to data.

We have experienced security breaches in the past, and despite our efforts to maintain the security and integrity of our systems, it is impossible to eliminate this risk. Because the techniques used by computer hackers who may attempt to penetrate and sabotage our network security or our website change frequently, they may take advantage of weaknesses and vulnerabilities in third-party software, hardware and other technology or standards, of which we are unaware or that we do not control, and these weaknesses may not be recognized until after such attempts have been launched against a target. We may be unable to anticipate or counter these techniques. It is also possible that unauthorized access to customer data or confidential information may be obtained through inadequate or ineffective security controls used by our customers, vendors, or business partners. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement, and maintain. Such efforts require ongoing monitoring and updating as technologies change, and efforts to overcome security measures become more sophisticated, and may limit the functionality of, or otherwise adversely impact our service offering and systems. A cybersecurity incident affecting our systems may also result in theft of our intellectual property, proprietary data, or trade secrets, which would compromise our competitive position, reputation, and operating results. We also may be required to notify regulators about any actual or perceived personal data breach (including the EU Lead Data Protection Authority) as well as the individuals who are affected by the incident within strict time periods.
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
We are dependent on new products and services, and if we are unable to successfully introduce them into the market or to effectively compete with new, disruptive product alternatives, our customer base may decline or fail to grow as anticipated
Our future revenue stream depends to a large degree on our ability to bring new products and services to market on a timely basis. We must continue to make significant investments in research and development to continue to develop new products and services, enhance existing products, and achieve market acceptance of such products and services. AI functionality is becoming increasingly important, and we must continue to develop and expand our AI capabilities. We may encounter problems in the future in innovating and introducing new products and services. Our development-stage products may not be successfully completed or, if developed, may not achieve significant customer acceptance. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve our goals as to the timing of introducing new technology products, or we could encounter increased costs. The timely availability and cost-effective production of these products in volume and their acceptance by customers are important to our future success. If we are unable to introduce new products and services, if other companies develop competing technology products and services, or if we do not develop compelling new products and services, our number of customers may not grow as anticipated, or may decline, which could harm our operating results.
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

Our use of artificial intelligence, or AI, and generative AI tools presents risks and challenges that could adversely affect our business and require that we incur substantial costs
We use AI and generative AI tools in our products, services, and operations, including customer service, data analytics, product development, and code creation. AI is a rapidly evolving and disruptive technology, and the long-term implications of its use are still uncertain. We expect that the increasing adoption and use of AI technologies will continue to accelerate and have significant impacts on our business and the industries we serve. Our use of AI exposes us to a unique and rapidly evolving set of risks, including the following:
•Our AI strategy requires substantial investment in technology and talent, and there can be no assurance that our investments will be beneficial to our business. Our competitors may incorporate AI more quickly or successfully, and our solutions could become less competitive as a result.
•AI-related laws and regulations in the U.S. and other countries are rapidly evolving and are subject to significant uncertainty, and could impose significant compliance costs, restrict certain AI applications, or require us to alter our AI-related practices.
•AI may produce erroneous or misleading content, and outputs that infringe on the IP or data privacy rights of others. Although we take measures to address the accuracy and appropriate use of generative AI content, including through internal AI policies and training, these efforts may not always be successful.
•Any failure by our personnel, contractors, or partners to adhere to our AI policies, or otherwise use AI in an inappropriate manner, could result in violations of confidentiality obligations and laws or regulations, jeopardize our IP rights, expose us to data privacy risks, or expose our products or business systems to defects and malware.
If we fail to navigate these challenges effectively, we could suffer reputational, technical, or competitive harm and our business and results of operations could be negatively affected.
Some of our products rely on third-party technologies including open-source software, which could result in product incompatibilities or harm availability of our products and services
We license software, technologies, and intellectual property underlying some of our software from third parties. The third-party licenses we rely upon may not continue to be available to us on commercially reasonable terms, or at all, and the software and technologies may not be appropriately supported, maintained, or enhanced by the licensors, resulting in development delays. Some software licenses are subject to annual renewals at the discretion of the licensors. In some cases, if we were to breach a provision of these license agreements, the licensor could terminate the agreement immediately. To the extent that the licensed software or technology is embedded in our products, the loss of licenses or a substantial increase in the cost of the license for, or the lack of support and maintenance of, such third-party software or technology could result in increased costs, delays in software releases or updates, or suspension of sales, until such issues have been resolved.
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
Any ITU or local reallocation of radio frequency bands, including frequency band segmentation and sharing of spectrum, or other modifications of the permitted uses of relevant frequency bands, may materially and adversely affect the utility and reliability of our products and have significant adverse impacts on our customers, both of which could reduce demand for our products. For example, in 2020 the FCC approved a proposal by a private party to repurpose spectrum adjacent to the authorized GNSS bands for terrestrial wireless operations throughout the United States, which would have created harmful interference to GNSS receivers. The Company opposed this proposal, along with other participants in commercial and governmental sectors that rely on the use of GNSS in their critical activities. The private party involved ultimately disclaimed any plans to implement such terrestrial operations, but this proposal or similar ones could be revived in the future and other countries have considered proposals for use of frequencies that could cause harmful interference to our products. Such interference could degrade our product performance, damage our customer relationships, and require us to make expensive changes to our network of receivers.
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
We are dependent on the continued operation of GPS, which is one of the principal GNSS currently in operation. The GPS constellation is operated by the U. S. government, which is committed to maintenance and improvement of GPS. If supporting policies were to change, or if user fees were imposed, it could have an adverse effect on our business, financial condition, and results of operations.
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
Many of our products use satellite signals available globally from the Russian GLONASS, China’s BeiDou, and the European Galileo GNSS Systems. Other countries have developed regional GNSS systems, such as India’s NavIC and Japan's QZSS, which we support in some products. National or European authorities may provide preferential access to signals to companies associated with their markets, including our competitors, which could harm our competitive position. Geopolitical tensions could also result in the restriction of our usage of such satellite signals. Use of non-U.S. GNSS signals are also subject to FCC regulation and to restrictions based upon international trade or geopolitical considerations. From time to time, government officials and other interested parties have questioned whether continued use of the Russian GLONASS and Chinese BeiDou GNSS signals violates FCC rules and policies. If use of these signals was restricted by the U.S. government, we would be unable to develop and offer timely and competitive commercial products using these systems, or obtain timely and equal access to service signals, this could impact the performance of our products, harm our competitive position, and result in lost revenue.
Regulatory risks
Compliance with international and U.S. laws and regulations that apply to our international operations can be complex, and exposes us to various risks related to potential non-compliance
As a global company, our business is subject to a complex and evolving set of international and U.S. laws and regulations, including export control laws, import and trade restrictions or sanctions, anti-bribery laws, anti-competition regulations, data privacy requirements, labor relations laws, and tax laws.
Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold or that require an export license in connection with sales outside the United States. Given the complexity of these laws, there is a heightened risk that some provisions may be breached, either intentionally or inadvertently. Also, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us or our employees, and prohibitions or conditions on the conduct of our business or our ability to offer our products in one or more countries.
We operate in many parts of the world that have experienced significant governmental corruption to some degree. In response to foreign corruption, some countries have adopted anti-corruption and anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act. In certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses, or other preferential treatment by making payments to government officials and others in positions of influence or through other methods that relevant law and regulations prohibit us from using. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.
Changes in any of these areas could increase our compliance burden, raise our operating costs, or require us to alter our business practices. Violations of these diverse regulatory systems could result in financial penalties or operational disruptions and could harm our brand, our international expansion efforts, our ability to attract and retain employees, and our business, financial condition and results of operations.
We are subject to evolving and potentially conflicting data privacy and data security laws in the United States and other jurisdictions, which could involve substantial costs and adversely impact our business
We collect, process, and store sensitive data, including personal information, for our customers and for our own business operations. As a result, we are subject to a complex and evolving patchwork of data privacy and data security laws and regulations in the United States and other jurisdictions in which we operate. These include the EU Data Act, Europe's General Data Protection Regulation (GDPR), which carries fines of up to 4% of global annual revenue, and a growing number of comprehensive state-level privacy laws in the U.S., including the California Privacy Rights Act (CPRA) and similar legislation in other states. These laws and regulations impose numerous obligations on our business, including those relating to the collection, use, disclosure, transfer, destruction, and security of personal information. The requirements under these laws are often complex, vary by jurisdiction, and can be subject to unclear or conflicting interpretations, as well as a lack of interpretive guidance from regulators.
In addition, our use of AI and machine learning relies on access to large datasets, which creates novel data privacy challenges. Evolving laws and regulations governing AI may impose new restrictions on how we collect and use data to train our models, potentially limiting our ability to innovate.
As a global company, we regularly transfer personal data across borders. These international transfers of personal data are subject to significant regulatory scrutiny, which present ongoing compliance challenges and can complicate our business transactions and operations. In addition, some countries are considering or have passed legislation that requires local storage and processing of data, including geospatial data, which could impact our ability to deliver cloud-based solutions in an efficient manner.
Amendments and revisions to existing data privacy legislation, and other developments impacting data privacy and data protection may require us to modify our data processing practices and policies, increase the complexity of providing our products and services and cause us to incur substantial costs in an effort to comply. Failure to comply with these data privacy and data security laws and regulations may lead to significant fines, private litigation, reputational harm, and business interruption.
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
Financial and tax risks
Our debt could adversely affect our cash flow and prevent us from fulfilling our financial obligations
At the end of 2025, our total debt, comprised of senior notes, was $1.4 billion. When our senior notes mature, we will have to utilize significant resources to repay these senior notes or seek to refinance them. If we decide to refinance the senior notes, we may be required to do so on different or less favorable terms, which may adversely affect our results of operation. Any downgrade by credit rating agencies could adversely affect our cost of borrowing, limit our access to the capital markets, or result in more restrictive covenants in future debt agreements.
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

Changes in our effective tax rate may reduce our net income in future periods
We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be contested or overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes. Our effective tax rate is primarily subject to the geographic mix of earnings, statutory rates, intercompany transfer pricing, and enacted tax laws.
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
The Organization of Economic Cooperation and Development (“OECD”) introduced, and member countries agreed to, a framework that imposes a minimum tax of 15% to certain multinational enterprises. To date, certain member countries have implemented the framework, and while the impact to our fiscal year 2025 financial results was minimal, we will continue to monitor and evaluate the implications.
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
The market price of our common stock has been, and may continue to be, highly volatile. During 2025, our stock price ranged from $52.91 to $87.50. A variety of factors can cause the price of our common stock to fluctuate, potentially substantially, including:
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
•new products or product enhancements (including AI) announced or introduced by us or our competitors;
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
•geopolitical tensions and uncertainties;
•regional responses and restrictions related to global pandemics;
•the number of weeks in a fiscal period, which may differ period over period; and
•other risks, including those described below.
Seasonal variations in demand for our products may also affect our quarterly results. For instance, construction equipment revenue has historically been the highest in early spring. If we do not accurately forecast seasonal demand, we may be left with unsold inventory or have a shortage of inventory, which could adversely impact our business, financial condition, and results of operations.
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
General risk factors
Claims and lawsuits against us, negative regulatory outcomes, or other events that adversely affect our reputation, could harm our business
We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct business. Litigation and other claims are subject to inherent uncertainties, and the outcomes can be difficult to predict. Management may not adequately reserve for a contingent liability, or may suffer unforeseen liabilities, which could then adversely affect the results of a financial period. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable which, if not expected, could harm our business, financial condition, and results of operations.
Our ability to attract and retain investors, customers, and employees could be adversely affected by damage to our reputation resulting from various events including litigation or regulatory outcomes, as well as failure to deliver minimum standards of service, quality, and security; compliance failures; employee misconduct or unethical behavior; unintended breach of confidential information; or the activities of our customers and commercial partners. Such events, and the resulting damage to our reputation, could harm our business, financial condition, and results of operations.
Catastrophic events or geopolitical conditions could disrupt our operations
Acts of war, acts of terrorism or civil unrest, natural disasters, pandemics, and other catastrophic events, especially any events that affect our larger markets or GNSS signals or systems, could have a material adverse impact on our business. The threat of terrorism and war and heightened security and military activity in response to such a threat, or any future acts of terrorism or hostilities, may involve a redeployment of the satellites used in GNSS or interruptions of the system. Civil unrest, local conflicts, or other political instability may adversely impact regional economies, cause work stoppages or trade interruptions, or result in limitations on business transactions with the affected jurisdictions. To the extent that such interruptions result in delays or the cancellation of orders, disruption of the manufacturing or shipment of our products, or reduced demand for our products, these interruptions could have a material adverse effect on our business, financial condition, and results of operations.
Geopolitical tensions and military conflicts, including the effects of significant trade barriers and sanctions on the world economy and markets, possible retaliatory cyber-attacks, and supply chain disruptions, have contributed to increased market volatility and uncertainty, and could adversely affect our business and renew the prior supply chain challenges that we have faced in the past. Sanctions, embargoes, regional instability, geopolitical shifts, and adverse effects on macroeconomic conditions, could lead to the unavailability and increased cost of raw materials, supplies, freight, and labor, and negatively affect currency exchange rates and our suppliers, customers, and potential consumer demand for our products, all of which could have a negative effect on our business, financial condition, and results of operations.
In response to the imposition of significant new tariffs on the importation of goods from various countries, we have restructured our global fulfillment network, moving away from a largely centralized inventory in the U.S. to maintaining more commodity, component, and product inventory in several regions around the world. This change has introduced new risks and challenges regarding local inventory management, procurement, and product distribution. Any disruption or damage to our facilities, operations, or inventory at our regional fulfillment sites, whether as a result of natural disasters or other catastrophic events, could impair our ability to fulfill orders for our hardware products, which would negatively affect our results of operations.
Any of our primary locations may be vulnerable to the adverse effects of climate change. The increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers, and the business of our customers, which could negatively affect our financial condition and results of operations.
Sustainability matters and related reporting obligations may cause us to incur additional expenses or adversely affect our business or reputation
We are subject to domestic and international laws and regulations relating to sustainability matters, which may include specific, target-driven disclosure requirements or obligations. Complying with these regulations and obligations may involve significant expense. We also communicate certain sustainability-related initiatives, goals, and/or other matters in our annual Sustainability Report, on our website, and elsewhere, and some of our investors and customers have expectations regarding sustainability-related matters. Our disclosures on these matters and the standards we set for ourselves, or a failure to meet these standards or expectations, may influence our reputation and the value of our brand and could adversely affect our business, financial condition, and results of operations.
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
Each year, our team of cybersecurity specialists builds a strategic vision of shared outcomes, which provides the basis for how cybersecurity risks are factored into the Company’s risk management initiatives. Along with the rest of the Company, the cybersecurity team, led by the CISO, sets goals for cybersecurity risk management that are periodically tracked and reported back to the cybersecurity team and to our CEO and Audit Committee.
We utilize a set of third parties for technical and non-technical evaluation of our security posture, including regular assessment of our products for vulnerabilities. We also perform an annual external “red team” assessment that provides an attack simulation for our security operations team to identify and triage.
To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, and the Company is not aware of a basis to believe that such risks are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For additional information, see Item 1A. Risk Factors—Our internal and customer-facing systems, and systems of third parties we rely upon, may be subject to cybersecurity breaches, disruptions, or delays.
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
Item 2. Properties
Our corporate headquarters is located in Westminster, Colorado, where we own approximately 250,000 square feet. We also currently own approximately 500,000 square feet in Dayton, Ohio. These facilities are used by all reportable segments. For financial information regarding leases, refer to Note 10 “Leases” in Item 8 of this report.
We believe that our existing facilities are adequate to support current and near-term operations.
Item 3. Legal Proceedings
There are no material legal proceedings.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Company Stock Performance
Our common stock trades on NASDAQ under the symbol “TRMB.” The following graph compares the cumulative five-year total return provided to stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index, the S&P 500 Information Technology Index, and the S&P 500 Industrials Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on the last trading date of Trimble’s fiscal year 2020. Measurement points are the last trading day of each subsequent fiscal year.
Holders
As of February 20, 2026, there were approximately 433 registered holders of record of our common stock.
Stock Repurchase Program
On February 18, 2025, the Board of Directors approved a repurchase program of up to $1.0 billion in repurchases of our common stock (the “February 2025 Program”), which replaced and cancelled the prior 2024 stock repurchase program approved in January 2024.
On December 3, 2025, the Board of Directors approved a new stock repurchase program for up to $1.0 billion in repurchases of our common stock (the “December 2025 Program”). The stock repurchase authorization does not have an expiration date and replaces the February 2025 Program, of which $199 million was remaining but is now cancelled. We may repurchase stock from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or other means.

Issuer Purchase of Equity Securities
The following table provides information relating to our purchases of equity securities for the fourth quarter of 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

February 2025 Program
October 4, 2025 – November 7, 2025	—	$—	—	$272,642,563
November 8, 2025 – December 5, 2025	950,777	$76.99	950,777	$199,445,944

December 2025 Program
December 6, 2025 – January 2, 2026	943,488	$79.37	943,488	$925,119,568
Total	1,894,265		1,894,265
Dividend Policy
We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this report. At this time, we intend to retain future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under “Risk Factors.” This section of this report generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this report can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K, for the year ended January 3, 2025.
EXECUTIVE LEVEL OVERVIEW
Trimble is a leading technology solutions and platform provider, enabling office professionals and field workers to connect their workflows and industry lifecycles, driving a more productive, efficient, and sustainable future. With a focus on the industries that build, maintain, and move the world, the comprehensive depth and breadth of our solutions are transforming the way the world works, making it easier for Trimble customers to focus on what matters—getting the job done right.
Our representative customers include asset owners; general and specialty contractors; architects, engineers and designers; surveyors; energy and utility companies; transportation shippers and carriers, as well as state, federal, and municipal governments. Further information on our business is presented in Part I, Item 1, “Business” of this report.
Our growth strategy is centered on multiple elements:
•Continue to execute on our Connect & Scale strategy;
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
Our focus on these growth drivers has led to sustained revenue and profitability, evolving into a more streamlined and resilient business model. We continue to experience a shift toward a more significant mix of recurring revenue as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $2,392.3 million, which represents growth of 6% year-over-year at the end of 2025. Excluding the impact of foreign currency, acquisitions, and divestitures, organic ARR growth was 14%. This shift toward recurring revenue has positively impacted our revenue mix, growth, and profitability over time and is leading to improved visibility in our businesses. Our software, services, and recurring revenue represented 79% and 76% of total revenue for 2025 and 2024. Additionally, we continue to maintain focus on increasing our mix of higher margin recurring revenue, which was accelerated by the Ag divestiture that closed in the second quarter of 2024 and the Mobility divestiture that closed in the first quarter of 2025.
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
Macroeconomic Conditions
Macroeconomic conditions continue to present significant challenges globally, driven by geopolitical tensions, tariff and trade policies, exchange rate and interest rate volatility, and persistent inflationary pressures. The heightened trade tensions and related imposition of tariffs and export control restrictions between the United States and its trading partners, the extent and duration of these tariffs, and their impact on global economic conditions remain uncertain and depend on various factors, including international negotiations, policy responses, potential exemptions, and shifts in global supply and demand. If there was a deterioration in the global economy, the economies of the countries or regions where our customers are located or do business, or the industries that we or our customers serve, the demand for our products and services may decrease. We are closely monitoring global trade developments. Our strategy to shift away from a hardware-centric businesses towards a more significant mix of recurring revenue is intended to mitigate any potential negative impacts on our business operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue, costs of sales, operating expenses, and related disclosures. We consider the accounting policies described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies. Our accounting policies are more fully described in Note 1 “Description of Business and Accounting Policies” in Item 8 of this report.
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue is recognized net of allowance for returns and any taxes collected from customers. We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations; however, determining whether promised products or services are accounted for as separate performance obligations may require significant judgment.
Judgment is also required to determine standalone selling prices (“SSP”) for promised goods or services. We use a range of amounts to estimate SSP and determine whether there is a discount to be allocated based on the relative SSP of the various products and services. We estimate SSP considering multiple factors including but not limited to, our internal cost, pricing practices, sales channel, competitive positioning, and overall market and business environments. As our offerings and markets change, we may be required to reassess our estimated SSP and, as a result, the timing and classification of our revenue could be affected.

Income Taxes
We are a U.S.-based multinational company operating in multiple U.S. and foreign jurisdictions. Judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual tax audit outcomes. Determining whether an uncertain tax position is effectively settled requires judgment. Changes in recognition or measurement of our uncertain tax positions would result in the recognition of a tax benefit or an additional charge to the tax provision.
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
Goodwill, Divestitures, and Intangible Assets
When acquiring a business, we allocate the purchase consideration to the assets acquired (including intangible assets) and liabilities assumed based on their fair values at the acquisition date. Any purchase consideration in excess of the fair values of the net assets acquired is recorded as goodwill.
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
We evaluate goodwill on an annual basis in our fourth quarter or more frequently if indicators of potential impairment exist. To determine whether goodwill is impaired, we first assess qualitative factors. Qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, or other relevant company-specific events. If it is determined more likely than not that the fair value of a goodwill reporting unit is less than its carrying amount, we perform a quantitative analysis. Alternatively, we may bypass the qualitative assessment and perform a quantitative impairment test.
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

RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	2025	2024	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$1,135.2	$1,284.0	$(148.8)	(12)%
Subscription and services	2,452.1	2,399.3	52.8	2%
Total revenue	$3,587.3	$3,683.3	$(96.0)	(3)%
Gross margin	$2,477.9	$2,396.3	$81.6	3%
Gross margin as a % of revenue	69.1%	65.1%
Operating income	$592.0	$460.7	$131.3	29%
Operating income as a % of revenue	16.5%	12.5%
Diluted earnings per share	$1.76	$6.09	$(4.33)	(71)%

Non-GAAP operating income (1)	$988.1	$937.2	$50.9	5%
Non-GAAP operating income as a % of revenue(1)	27.5%	25.4%
Non-GAAP diluted earnings per share (1)	$3.13	$2.85	$0.28	10%

Annualized Recurring Revenue (“ARR”) (1)	$2,392.3	$2,257.8	$134.5	6%

(1)    Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this report for definitions.
Basis of Presentation
We use a 52 to 53-week fiscal year ending on the Friday nearest to December 31, which for 2025 was January 2, 2026. 2025 was a 52-week year, and 2024 was a 53-week year. 2026 will be a 52-week year.
2025 Compared to 2024
Revenue

	2025
Change versus 2024	% Change
	Product	Subscription and Services	Total Revenue
Change in Revenue	(12)%	2%	(3)%
Acquisitions	1%	1%	1%
Divestitures	(12)%	(8)%	(10)%
Organic growth	(1)%	9%	6%
Note that the fiscal year of 2025 began on January 4, 2025 compared to the fiscal year of 2024, which began on December 30, 2023. This significantly impacted overall Company year-over-year comparisons, particularly for AECO organic subscription and services, due to: (a) the recognition in the first quarter of 2024 for January 1 annual software term license renewals (“January 1 software renewals”), and (b) the recognition of an additional week of subscription and services revenue in the fourth quarter of 2024, resulting from the 53-week year. For the total Company, the organic impact of the software renewals and additional week in 2024 was an approximate 2% negative impact on revenue growth for 2025.
Total organic revenue increased due to subscription and services growth, partially offset by the January 1 software renewals and the additional week.
Organic product revenue slightly decreased due to lower demand in surveying and positioning products, partially offset by strong end-user demand for Civil Construction solutions.
Organic subscription and services revenue increased primarily due to strong software term license and subscription growth across all segments, particularly in AECO. The increase was partially offset by the impact from the January 1 software renewals and the additional week.

Gross Margin
Gross margin and gross margin as a percentage of revenue increased due to the improved mix of higher margin subscription and software term license sales, lower intangible amortization expense due to fully amortized intangibles, as well as the divestiture of lower margin businesses.
Operating Income
Operating income and operating income as a percentage of revenue increased primarily due to organic revenue and gross margin expansion, and to a lesser extent, lower acquisition and divestiture transaction expenses, partially offset by the loss of divestiture income. In addition to organic revenue and gross margin expansion, operating income as a percentage of revenue was favorably impacted by the loss of lower margin divestiture income.
Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

	2025	2024	Dollar Change	% Change
(In millions)
Research and development	$630.7	$662.3	$(31.6)	(5)%
Percentage of revenue	17.6%	18.0%
Sales and marketing	$646.0	$603.8	$42.2	7%
Percentage of revenue	18.0%	16.4%
General and administrative	$483.1	$547.9	$(64.8)	(12)%
Percentage of revenue	13.5%	14.9%
Total	$1,759.8	$1,814.0	$(54.2)	(3)%
R&D expense decreased primarily due to divestitures, partially offset by increased compensation expenses. We believe that developing and introducing new solutions are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased primarily due to higher marketing and consulting expenses related to revenue growth, as well as higher compensation expense, including commissions, partially offset by the impact of the divestitures.
G&A expense decreased primarily due to higher consulting and transaction expenses in the prior year and the impact of the divestitures, partially offset by additional software and technology expenses to support our Connect & Scale strategy and higher compensation expense.
Amortization of Purchased Intangible Assets
The following table shows amortization of purchased intangible assets for the periods indicated:

	2025	2024	Dollar Change	% Change
(In millions)
Cost of sales	$65.2	$93.3	$(28.1)	(30)%
Operating expenses	106.8	105.7	1.1	1%
Total amortization expense of purchased intangibles	$172.0	$199.0	$(27.0)	(14)%

Total amortization expense of purchased intangibles as a percentage of revenue	5%	5%
In 2025, total amortization expense of purchased intangibles decreased primarily due to the expiration of prior years’ acquisition amortization.

Non-Operating (Expense) Income, Net
The following table shows non-operating (expense) income, net for the periods indicated:

	2025	2024	Dollar Change	% Change
(In millions)
Divestitures gain, net	$3.0	$1,687.9	$(1,684.9)	(100)%
Interest expense, net	(74.4)	(90.7)	16.3	(18)%
Loss from equity method investments, net	(0.2)	(48.1)	47.9	(100)%
Other loss, net	(11.0)	(3.9)	(7.1)	182%
Total non-operating (expense) income, net	$(82.6)	$1,545.2	$(1,627.8)	(105)%
Non-operating expense, net increased primarily due to the Ag divestiture gain in the prior year.
Income Tax Provision
Our effective income tax rate for 2025 and 2024 were 16.8% and 25.0%. The decrease in the tax rate was primarily due to gains from the Ag divestiture in 2024.
The OBBBA, signed into law on July 4, 2025, includes changes to U.S. federal tax regulations. We have accounted for its tax implications during 2025 based on our current interpretation of the legislation, and the impact to our 2025 tax rate is immaterial. The Company continues to evaluate the impact of the OBBBA and currently believes it will not have a material impact on our future effective income tax rate.
Results by Segment
We report our financial performance, including revenue and operating income, based on three reportable segments: AECO, Field Systems, and T&L.
Our chief operating decision maker (“CODM”) views and evaluates operations based on the results of our reportable operating segments under our management reporting system. These results are not necessarily in conformance with U.S. GAAP. For additional discussion of our segments, refer to Note 8 “Segment and Geographic Information” in Item 8 of this report.
The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	2025	2024	Dollar Change	% Change
(In millions)
AECO
Segment revenue	$1,498.6	$1,358.6	$140.0	10%
Segment revenue as a % of total revenue	42%	37%
Segment operating income	$512.1	$463.6	$48.5	10%
Segment operating income as a % of segment revenue	34.2%	34.1%
Field Systems
Segment revenue	$1,539.5	$1,535.9	$3.6	—%
Segment revenue as a % of total revenue	43%	42%
Segment operating income	$478.1	$442.0	$36.1	8%
Segment operating income as a % of segment revenue	31.1%	28.8%
T&L
Segment revenue	$549.2	$788.8	$(239.6)	(30)%
Segment revenue as a % of total revenue	15%	21%
Segment operating income	$120.5	$155.1	$(34.6)	(22)%
Segment operating income as a % of segment revenue	21.9%	19.7%

The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	2025	2024
(In millions)
Total segment operating income	$1,110.7	$1,060.7
Unallocated general corporate expenses	(122.6)	(123.5)
Amortization of purchased intangible assets	(172.0)	(199.0)
Acquisition / divestiture items	(19.1)	(81.6)
Stock-based compensation / deferred compensation	(151.5)	(163.5)
Restructuring and other costs	(53.5)	(32.4)
Consolidated operating income	592.0	460.7
Total non-operating (expense) income, net	(82.6)	1,545.2
Consolidated income before taxes	$509.4	$2,005.9

AECO

Change versus 2024	2025
% Change
Change in Revenue - AECO	10%
Foreign currency exchange	0%
Organic growth	10%
Organic revenue increased due to strong demand for subscription offerings. Revenue benefited from cumulative growth along with an expansion of customers across many products, with the largest impacts resulting from Construction Management Systems, Architecture & Design, and MEP solutions. The increase was partially offset by an approximate 5% negative impact from the January 1 software renewals and the additional week.
Operating income and operating income as a percentage of revenue increased primarily due to revenue and gross margin expansion, partially offset by the January 1 software renewals and additional week. Operating income as a percentage of revenue for 2025 was relatively flat.
Field Systems

Change versus 2024	2025
% Change
Change in Revenue - Field Systems	—%
Acquisitions	1%
Divestitures	(6)%
Organic growth	5%
Organic revenue increased primarily due to strong end-user demand and competitive wins for Civil Construction solutions. The increase was partially offset by lower demand in Surveying.
Operating income and operating income as a percentage of revenue increased primarily due to organic revenue and gross margin expansion, partially offset by the loss of Ag divestiture income. In addition to organic revenue and gross margin expansion, operating income as a percentage of revenue was favorably impacted by the loss of lower margin Ag divestiture income.
T&L

Change versus 2024	2025
% Change
Change in Revenue - T&L	(30)%
Acquisitions	2%
Divestitures	(35)%
Foreign currency exchange	1%
Organic growth	2%
Organic revenue increased primarily driven by MAPS and Transporeon subscription revenue growth, partially offset by the impact from the prior year’s additional week. The impact of the additional week was an approximate 1% negative impact on segment revenue growth for 2025.

Operating income decreased primarily due to the loss of Mobility divestiture income. Operating income as a percentage of revenue increased primarily due to the loss of lower margin Mobility divestiture income.

LIQUIDITY AND CAPITAL RESOURCES

At the End of Year	2025	2024	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents (1)	$253.4	$747.8	$(494.4)	(66)%
As a percentage of total assets	2.7%	7.9%
Principal balance of outstanding debt	$1,400.0	$1,400.0	$—	—%

Years	2025	2024	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$386.2	$531.4	$(145.2)	(27)%
Net cash (used in) provided by investing activities	(37.0)	1,861.1	(1,898.1)	(102)%
Net cash used in financing activities	(868.4)	(1,864.2)	995.8	(53)%
Effect of exchange rate changes on cash and cash equivalents	24.8	(19.4)	44.2	(228)%
Net (decrease) increase in cash and cash equivalents	$(494.4)	$508.9

(1) Includes $9.0 million of cash and cash equivalents classified as held for sale as of January 3, 2025.
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
Financing Activities
The decrease in cash used in financing activities was primarily driven by the $1.7 billion repayment of debt in the prior year, offset by $688.4 million higher cash paid in repurchases of common stock compared to the prior year.
Cash and Cash Equivalents
We believe that our cash and cash equivalents and available borrowing capacity under our existing lines of credit, along with cash provided by operations, will be sufficient in the foreseeable future to meet our anticipated operating cash needs, including additional software and technology expenditures related to our Connect & Scale strategy, debt service, acquisitions, and any stock repurchases under the stock repurchase program.
In December 2025, we entered into a credit agreement for a five-year unsecured revolving loan facility in an aggregate principal amount of $1.25 billion (the “2025 Credit Facility”), which replaced the 2022 credit facility (the “2022 Credit Facility”). The 2025 Credit Facility contains an option to increase the borrowing to up to $1.75 billion with lender approval. As of January 2, 2026, there was no outstanding debt under the 2025 Credit Facility.
In the second quarter of 2024, we completed the Ag divestiture and received $1.9 billion of cash proceeds, subject to working capital adjustments. Approximately half of the proceeds were used in 2024 to pay down debt and make a tax payment of $122.0 million related to the divestiture transaction. The remaining proceeds were used in 2025 to repurchase stock and pay the remaining $277.4 million final tax payment for the Ag divestiture, which was made during the second quarter of 2025.
The recently enacted OBBBA permanently repeals the domestic R&D capitalization requirement. As a result, we expect cash tax reductions of approximately $53 million in 2025 and approximately $53 million in 2026.
Our material cash requirements include the following contractual and other obligations and cash needs:
Leases
We have operating leases primarily for certain of our major facilities, including corporate offices, research and development facilities, and manufacturing facilities. Operating leases represent undiscounted lease payments and include short-term leases. At the end of 2025, we had fixed lease payment obligations of $208.8 million, with $46.7 million payable within the next 12 months. Refer to Note 10 “Leases” in Item 8 of this report for additional information regarding our leases.

Tax Payable
At the end of 2025, we had income taxes payable of $17.7 million, which are payable within the next 12 months.
In addition, we have unrecognized tax benefits of $79.7 million included in Other non-current liabilities, including interest and penalties. At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability. Refer to Note 14 “Income Taxes” in Item 8 of this report for additional information regarding our taxes.
Other Purchase Obligations and Commitments
Purchase obligations and commitments primarily relate to non-cancellable agreements with certain software and service providers and inventory commitments. At the end of 2025, we had operating purchase obligations and commitments of approximately $519.3 million, with $303.7 million payable within the next 12 months. Other than the items discussed above, we do not have any off-balance sheet financing arrangements or liabilities.
Debt
At the end of 2025, we had outstanding fixed-rate senior notes with varying maturities for an aggregate principal amount of $1.4 billion. Future interest payments total $439.5 million, with $78.2 million payable within the next 12 months. Refer to Note 9 “Debt” in Item 8 of this report for additional information regarding our debt.
Stock Repurchase Program
In December 2025, the Board of Directors approved the December 2025 Program to repurchase our common stock of up to $1.0 billion, which replaces the prior February 2025 Program approved in the first quarter of 2025. We may repurchase stock from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or other means. The stock repurchase program does not obligate us to acquire any specific number of shares. Refer to Note 16 “Common Stock Repurchase” in Item 8 of this report for additional information regarding our stock repurchase program.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements is disclosed in Note 1 “Description of Business and Accounting Policies” in Item 8 of this report.
SUPPLEMENTAL DISCLOSURE OF NON-GAAP FINANCIAL MEASURES AND ANNUALIZED RECURRING REVENUE
To supplement our consolidated financial information, we included non-GAAP financial measures, which are not meant to be considered in isolation or as a substitute for comparable GAAP measures. We believe non-GAAP financial measures provide useful information to investors and others in understanding our core operating performance, which excludes (i) the effect of certain non-cash items and certain variable charges not expected to recur; and (ii) transactions that are not meaningful in comparison to our past operating performance or not reflective of ongoing financial results. Lastly, we believe that our core operating performance offers a supplemental measure for period-to-period comparisons and can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors.
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
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		Years
		2025		2024

		Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$3,587.3		$3,683.3
GROSS MARGIN:
GAAP gross margin:		$2,477.9	69.1%	$2,396.3	65.1%
Amortization of purchased intangible assets	(A)	65.2		93.3
Stock-based compensation / deferred compensation	(C)	15.7		17.4
Restructuring and other costs	(D)	6.8		3.6
Non-GAAP gross margin:		$2,565.6	71.5%	$2,510.6	68.2%
OPERATING EXPENSES:
GAAP operating expenses:		$1,885.9	52.6%	$1,935.6	52.6%
Amortization of purchased intangible assets	(A)	(106.8)		(105.7)
Acquisition / divestiture items	(B)	(19.1)		(81.6)
Stock-based compensation / deferred compensation	(C)	(135.8)		(146.1)
Restructuring and other costs	(D)	(46.7)		(28.8)
Non-GAAP operating expenses:		$1,577.5	44.0%	$1,573.4	42.7%
OPERATING INCOME:
GAAP operating income:		$592.0	16.5%	$460.7	12.5%
Amortization of purchased intangible assets	(A)	172.0		199.0
Acquisition / divestiture items	(B)	19.1		81.6
Stock-based compensation / deferred compensation	(C)	151.5		163.5
Restructuring and other costs	(D)	53.5		32.4
Non-GAAP operating income:		$988.1	27.5%	$937.2	25.4%
NON-OPERATING EXPENSE, NET:
GAAP non-operating (expense) income, net:		$(82.6)		$1,545.2
Acquisition / divestiture items	(B)	8.4		(1,688.5)
Deferred compensation	(C)	(5.0)		(4.9)
Restructuring and other costs	(D)	6.8		64.1
Non-GAAP non-operating expense, net:		$(72.4)		$(84.1)
			Tax Rate %		Tax Rate %
			(F)		(F)
INCOME TAX PROVISION:
GAAP income tax provision:		$85.4	16.8%	$501.5	25.0%
Non-GAAP items tax effected	(E)	74.0		(352.8)
Non-GAAP income tax provision:		$159.4	17.4%	$148.7	17.4%
NET INCOME:
GAAP net income:		$424.0		$1,504.4
Amortization of purchased intangible assets	(A)	172.0		199.0
Acquisition / divestiture items	(B)	27.5		(1,606.9)
Stock-based compensation	(C)	146.5		158.6
Restructuring and other costs	(D)	60.3		96.5
Non-GAAP tax adjustments	(E)	(74.0)		352.8
Non-GAAP net income:		$756.3		$704.4
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share:		$1.76		$6.09
Amortization of purchased intangible assets	(A)	0.71		0.80
Acquisition / divestiture items	(B)	0.11		(6.50)
Stock-based compensation	(C)	0.61		0.64
Restructuring and other costs	(D)	0.25		0.39
Non-GAAP tax adjustments	(E)	(0.31)		1.43
Non-GAAP diluted net income per share:		$3.13		$2.85

		Years
		2025		2024

ADJUSTED EBITDA:
GAAP operating income:		$592.0	16.5%	$460.7	12.5%
Amortization of purchased intangible assets	(A)	172.0		199.0
Acquisition / divestiture items	(B)	19.1		81.6
Stock-based compensation / deferred compensation	(C)	151.5		163.5
Restructuring and other costs	(D)	53.5		32.4
Non-GAAP operating income:		988.1	27.5%	937.2	25.4%
Depreciation expense and cloud computing amortization		48.8		49.3
Income from equity method investments, net		9.3		13.9
Adjusted EBITDA		$1,046.2	29.2%	$1,000.4	27.2%
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
Non-GAAP income tax provision
We define non-GAAP income tax provision as the GAAP income tax provision adjusted for the tax effects of the non-GAAP pre-tax adjustments (A) through (D), excluding certain tax charges and benefits such as net deferred tax impacts resulting from tax amortization related to a non-U.S. intercompany transfer of intellectual property and certain acquisitions, deferred tax impacts from global intangible low-taxed income, significant reserve releases upon the expiration of statute of limitations and audit closures, and tax law changes. We believe this measure helps investors because it provides for consistent treatment of excluded items in our non-GAAP presentation.
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
(B).Acquisition / divestiture items. Non-GAAP gross margin and operating expenses exclude costs consisting of external and incremental costs resulting directly from acquisitions, divestitures, and strategic investment activities such as legal, due diligence, integration, and other costs, including the acceleration of acquisition stock awards and adjustments to the fair value of earn-out liabilities. Non-GAAP non-operating expense, net, excludes one-time acquisition/divestiture charges, including foreign currency exchange rate gains/losses related to an acquisition, divestiture gains/losses, and strategic investment gains/losses. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.
(C).Stock-based compensation / deferred compensation. Non-GAAP gross margin and operating expenses exclude stock-based compensation and income or expense associated with movement in our non-qualified deferred compensation plan liabilities. Changes in non-qualified deferred compensation plan assets, included in non-operating expense, net, offset the income or expense in the plan liabilities.
(D).Restructuring and other costs. Non-GAAP gross margin and operating expenses exclude restructuring costs composed of termination benefits related to reductions in employee headcount, closure or exit of facilities, and cancellation of certain contracts, and other costs composed of one-time incremental expenses resulting from the re-audit and related remediation of control deficiencies. Non-GAAP non-operating expense net, excludes our proportionate share of items recorded in income from equity method investment items, such as goodwill impairment, amortization of purchased intangibles, stock-based compensation, and restructuring costs.
(E).Non-GAAP items tax effected. This amount represents the income tax effect of non-GAAP pre-tax adjustments, excluding certain tax charges and benefits, which reconcile the GAAP income tax provision to the non-GAAP income tax provision.
(F).Tax rate percentages. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes.

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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In 2025, revenue was favorably impacted by $22.8 million, and operating income was unfavorably impacted by $4.1 million.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables that are primarily denominated in Euro, New Zealand Dollars, Canadian Dollars, Brazilian Real, and Australian Dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. We occasionally enter into foreign currency exchange contracts to hedge the purchase price of some of our larger business acquisitions.
Our foreign currency contracts are marked-to-market through earnings every period and generally range in maturity from one to two months. We do not enter into foreign currency contracts for trading purposes. Foreign currency contracts outstanding at the end of 2025 and 2024 are summarized as follows:

	At the End of 2025		At the End of 2024
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(269.7)	$(1.2)	$(624.0)	$(8.2)
Sold	60.8	(0.4)	24.0	—

Item 8. Financial Statements and Supplementary Data
TRIMBLE INC.

TRIMBLE INC.
CONSOLIDATED BALANCE SHEETS

At the End of Year	2025	2024
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$253.4	$738.8
Accounts receivable, net	856.0	725.8
Inventories	186.3	194.3
Prepaid expenses	102.7	103.3
Other current assets	233.5	196.2
Assets held for sale	—	312.0
Total current assets	1,631.9	2,270.4
Property and equipment, net	182.8	188.4
Goodwill	5,239.7	4,988.4
Other purchased intangible assets, net	924.1	998.1
Deferred income tax assets	260.0	294.4
Equity investments	610.8	361.0
Other non-current assets	462.7	387.6
Total assets	$9,312.0	$9,488.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168.3	$161.6
Accrued compensation and benefits	211.7	227.2
Deferred revenue	894.0	800.4
Income taxes payable	17.7	325.0
Other current liabilities	211.7	211.2
Liabilities held for sale	—	62.6
Total current liabilities	1,503.4	1,788.0
Long-term debt	1,392.2	1,390.6
Deferred revenue, non-current	104.7	95.6
Deferred income tax liabilities	190.5	199.9
Other non-current liabilities	285.0	268.9
Total liabilities	3,475.8	3,743.0
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 236.0 and 245.8 shares issued and outstanding at the end of 2025 and 2024	0.2	0.2
Additional paid-in-capital	2,437.9	2,369.4
Retained earnings	3,387.6	3,757.6
Accumulated other comprehensive income (loss)	10.5	(381.9)
Total stockholders' equity	5,836.2	5,745.3
Total liabilities and stockholders' equity	$9,312.0	$9,488.3
See accompanying Notes to the Consolidated Financial Statements.

TRIMBLE INC.
CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)	2025	2024	2023
Revenue:
Product	$1,135.2	$1,284.0	$1,771.7
Subscription and services	2,452.1	2,399.3	2,027.0
Total revenue	3,587.3	3,683.3	3,798.7
Cost of sales:
Product	576.5	698.3	875.0
Subscription and services	467.7	495.4	482.2
Amortization of purchased intangible assets	65.2	93.3	108.7
Total cost of sales	1,109.4	1,287.0	1,465.9
Gross margin	2,477.9	2,396.3	2,332.8
Operating expense:
Research and development	630.7	662.3	664.3
Sales and marketing	646.0	603.8	583.0
General and administrative	483.1	547.9	487.5
Restructuring	19.3	15.9	45.6
Amortization of purchased intangible assets	106.8	105.7	103.6
Total operating expense	1,885.9	1,935.6	1,884.0
Operating income	592.0	460.7	448.8
Non-operating (expense) income, net:
Divestitures gain, net	3.0	1,687.9	9.2
Interest expense, net	(74.4)	(90.7)	(161.0)
(Loss) income from equity method investments, net	(0.2)	(48.1)	28.1
Other (loss) income, net	(11.0)	(3.9)	31.9
Total non-operating (expense) income, net	(82.6)	1,545.2	(91.8)
Income before taxes	509.4	2,005.9	357.0
Income tax provision	85.4	501.5	45.7
Net income	$424.0	$1,504.4	$311.3
Earnings per share:
Basic	$1.77	$6.13	$1.26
Diluted	$1.76	$6.09	$1.25
Shares used in calculating earnings per share:
Basic	239.2	245.5	247.9
Diluted	241.5	247.2	249.1
See accompanying Notes to the Consolidated Financial Statements.

TRIMBLE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2025	2024	2023
(In millions)
Net income	$424.0	$1,504.4	$311.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	393.1	(227.2)	86.4
Net change related to derivatives and other	(0.7)	(2.6)	(3.6)
Comprehensive income	$816.4	$1,274.6	$394.1
See accompanying Notes to the Consolidated Financial Statements.

TRIMBLE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
(In millions)
Balance at the end of 2022	246.9	$0.2	$2,054.9	$2,230.0	$(234.9)	$4,050.2
Net income	—	—	—	311.3	—	311.3
Other comprehensive income	—	—	—	—	82.8	82.8
Issuance of common stock under employee plans, net of tax withholdings	2.0	—	31.6	(24.9)	—	6.7
Stock repurchases	(2.4)	—	(21.0)	(79.0)	—	(100.0)
Stock-based compensation	—	—	149.1	—	—	149.1
Balance at the end of 2023	246.5	$0.2	$2,214.6	$2,437.4	$(152.1)	$4,500.1
Net income	—	—	—	1,504.4	—	1,504.4
Other comprehensive loss	—	—	—	—	(229.8)	(229.8)
Issuance of common stock under employee plans, net of tax withholdings	2.2	—	28.6	(35.1)	—	(6.5)
Stock repurchases	(2.9)	—	(26.0)	(149.1)	—	(175.1)
Stock-based compensation	—	—	152.2	—	—	152.2
Balance at the end of 2024	245.8	$0.2	$2,369.4	$3,757.6	$(381.9)	$5,745.3
Net income	—	—	—	424.0	—	424.0
Other comprehensive income	—	—	—	—	392.4	392.4
Issuance of common stock under employee plans, net of tax withholdings	2.4	—	37.9	(38.9)	—	(1.0)
Stock repurchases	(12.2)	—	(127.0)	(755.1)	—	(882.1)
Stock-based compensation	—	—	157.6	—	—	157.6
Balance at the end of 2025	236.0	$0.2	$2,437.9	$3,387.6	$10.5	$5,836.2
See accompanying Notes to the Consolidated Financial Statements.

TRIMBLE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	2025	2024	2023
Cash flow from operating activities:
Net income	$424.0	$1,504.4	$311.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199.9	232.0	250.6
Deferred income taxes	2.3	27.0	(104.6)
Stock-based compensation	146.5	158.6	145.4
Divestitures gain, net	(3.0)	(1,687.9)	(9.2)
Other, net	88.5	93.9	11.6
(Increase) decrease in assets:
Accounts receivable, net	(119.9)	(135.1)	(36.4)
Inventories	4.9	11.0	67.6
Other current and non-current assets	(72.9)	(116.3)	(67.2)
Increase (decrease) in liabilities:
Accounts payable	(5.4)	5.7	(12.4)
Accrued compensation and benefits	(22.5)	56.5	20.8
Deferred revenue	85.7	168.5	26.0
Income taxes payable	(311.2)	265.6	(4.0)
Other current and non-current liabilities	(30.7)	(52.5)	(2.4)
Net cash provided by operating activities	386.2	531.4	597.1
Cash flow from investing activities:
Divestitures of businesses, net of cash divested	(4.4)	1,923.4	17.0
Acquisitions of businesses, net of cash acquired	(4.4)	(22.0)	(2,088.9)
Purchases of property and equipment	(25.3)	(33.6)	(42.0)
Other, net	(2.9)	(6.7)	45.8
Net cash (used in) provided by investing activities	(37.0)	1,861.1	(2,068.1)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	0.6	(6.5)	6.7
Repurchases of common stock	(863.4)	(175.0)	(100.0)
Proceeds from debt and revolving credit lines	577.2	521.2	3,847.1
Payments on debt and revolving credit lines	(577.2)	(2,199.4)	(2,292.9)
Other, net	(5.6)	(4.5)	(29.4)
Net cash (used in) provided by financing activities	(868.4)	(1,864.2)	1,431.5
Effect of exchange rate changes on cash and cash equivalents	24.8	(19.4)	7.4
Net (decrease) increase in cash and cash equivalents	(494.4)	508.9	(32.1)
Cash and cash equivalents - beginning of period (1)	747.8	238.9	271.0
Cash and cash equivalents - end of period (1)	$253.4	$747.8	$238.9

Supplemental cash flow disclosure:
Cash paid for interest	$81.5	$140.4	$133.7
Cash tax paid, net, excluding tax for the Ag divestiture	150.1	106.1	168.0
Cash tax paid for the Ag divestiture	277.4	122.0	—
Non-cash equity investment (Note 4)

(1) Includes $9.0 million and $9.1 million of cash and cash equivalents classified as held for sale as of January 3, 2025 and December 29, 2023.
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Trimble Inc. (“we” or “our” or “us”) has been incorporated in the State of Delaware since October 2016.
Trimble is a leading technology solutions and platform provider, enabling office professionals and field workers to connect their workflows and industry lifecycles, driving a more productive, efficient, and sustainable future. With a focus on the industries that build, maintain, and move the world, the comprehensive depth and breadth of our solutions are transforming the way the world works, making it easier for Trimble customers to focus on what matters—getting the job done right.
Our representative customers include asset owners; general and specialty contractors; architects, engineers and designers; surveyors; energy and utility companies; transportation shippers and carriers, as well as state, federal, and municipal governments. We generate revenue primarily through the sale of our hardware, software, subscriptions, maintenance and support, and professional services.
Basis of Presentation
These Consolidated Financial Statements include the results of our consolidated subsidiaries. Intercompany accounts and transactions have been eliminated.
We use a 52 to 53-week fiscal year ending on the Friday nearest to December 31. 2025 and 2023 were 52-week years that ended on January 2, 2026 and December 29, 2023, and 2024 was a 53-week year that ended on January 3, 2025. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates and assumptions are used for (i) revenue recognition, including determining the nature and timing of satisfaction of performance obligations and determining standalone selling prices of promised goods or services; (ii) inventory valuation; (iii) valuation of investments; (iv) valuation of long-lived assets and their estimated useful lives; (v) goodwill and other long-lived asset impairment analyses; (vi) stock-based compensation; and (vii) income taxes. We base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual results that we experience may differ materially from our estimates.
Reportable Segments
We report our financial performance, including revenue and operating income, based on three segments: (i) Architects, Engineers, Construction and Owners, (ii) Field Systems, and (iii) Transportation and Logistics.
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
Judgment is required to determine SSP for each promised good or service. We use a range of amounts to estimate SSP and determine whether there is a discount to be allocated based on the relative SSP of the various products and services. We estimate SSP considering multiple factors including, but not limited to, our internal cost, pricing practices, sales channel, competitive positioning, and overall market and business environments. As our offerings and markets change, we may be required to reassess our estimated SSP and, as a result, the timing and classification of our revenue could be affected.

Nature of Goods and Services
We generate revenue primarily from products and subscriptions and services; each of which is a distinct performance obligation. Descriptions are as follows:
Product
Product revenue includes hardware and perpetual software licenses.
Hardware is recognized when the control of the product transfers to the customer, which generally occurs when the product is shipped. We recognize shipping fees reimbursed by customers as revenue and the cost for shipping as an expense in Cost of sales when control of the products has transferred to the customer.
Software including perpetual licenses is recognized upon delivery and commencement of the license term. In general, our contracts do not provide for customer specific acceptances.
Subscription and Services
Subscription and services revenue includes SaaS and hosting services, term licenses, hardware and software maintenance, and support and professional services.
SaaS may be sold with devices used to collect, generate, and transmit data. SaaS is distinct from the related devices. SaaS is provided on either a subscription or a consumption basis. In addition, we may host the software that the customer has separately licensed. Hosting services are distinct from the underlying software. Subscription terms generally range from month-to-month to one to three years. SaaS subscription revenue is recognized monthly over the subscription term, commencing from activation. Revenue related to SaaS on a consumption basis is recognized when the customer utilizes the service based on the quantity of the services consumed.
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
At the end of 2025 and 2024, deferred costs to obtain customer contracts were $161.9 million and $124.3 million. These costs are included in Other non-current assets in the Consolidated Balance Sheets. Amortization expense related to deferred costs to obtain customer contracts was $60.1 million, $55.2 million, and $39.5 million for 2025, 2024, and 2023. This expense is included in Sales and marketing expenses in our Consolidated Statements of Income.
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
We maintain an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. Each reporting period, we evaluate the collectability of our trade accounts receivable based on a number of factors, such as age of the accounts receivable balances, credit quality, historical experience, and current and future economic conditions that may affect a customer’s ability to pay. At the end of 2025 and 2024, the allowances for credit losses were immaterial.
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
Cloud Computing Arrangements
Costs incurred for certain cloud-based software hosting arrangements are capitalized for application development activities, and expensed for preliminary project and post-implementation activities. Our capitalized development costs are amortized using the straight-line method over the remaining non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses” and “Other non-current assets” in our Consolidated Balance Sheets. Capitalized costs net of accumulated amortization were $61.2 million and $64.1 million at the end of 2025 and 2024. Amortization expense was $21.0 million, $16.3 million, and $8.7 million in 2025, 2024, and 2023.
Leases
We determine if an arrangement is a lease at inception. Operating leases with lease terms greater than one year result in the recognition of operating lease right-of-use (“ROU”) assets and lease liabilities.
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
Equity Investments
We have investments in various unconsolidated entities. These investments represent non-marketable securities and include joint operating ventures and strategic investments. We use the equity method of accounting for investments in common stock holdings where we have significant influence. Our proportionate share of income or loss for equity method investments is recorded in income (loss) from equity method investments, net.
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
We enter into related party transactions with certain of our investees. These transactions are recorded based on the nature of the arrangements and primarily include sales and purchases involving GNSS technology and guidance products, positioning services, grade control solutions, and surveying and mapping products. Total related party revenue from our investees was $124.1 million, $108.8 million, and $87.7 million for 2025, 2024, and 2023.
Foreign Currency Translation
Assets and liabilities recorded in foreign currency are translated to U.S. dollars at the exchange rate~~s~~ on the balance sheet date. Revenue and expenses are translated at average monthly exchange rates during the year. Translation adjustments resulting from this process are recorded to other comprehensive income.
Advertising and Promotional Costs
Advertising and promotional costs are expensed as incurred. Advertising and promotional expense was approximately $83.8 million, $57.9 million, and $57.3 million for 2025, 2024, and 2023.
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
We are subject to income taxes in the U.S. and numerous other countries and are subject to routine corporate income tax audits in many of these jurisdictions. We generally believe that positions taken on our tax returns are more likely than not to be sustained upon audit, but tax authorities in some circumstances have, and may in the future, successfully challenge these positions. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision, net income, and cash flows.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements were not material; thus, no liabilities have been recorded for these obligations in the Consolidated Balance Sheets at the end of 2025 and 2024.
Derivative Financial Instruments
We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash and certain trade and intercompany receivables and payables, primarily denominated in Euro, New Zealand Dollars, Canadian Dollars, Brazilian Real, and Australian Dollars. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. We occasionally enter into foreign currency contracts to minimize the impact of foreign currency fluctuations on the purchase price of pending acquisitions. We do not enter into foreign currency forward contracts for trading purposes.
At the end of 2025 and 2024, there were no derivatives outstanding that were accounted for as hedges.
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

In July 2025, the FASB issued ASU 2025-05, Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU allows a practical expedient election to simplify the expected credit loss estimation for short-term accounts receivable and contract assets by assuming conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for interim and annual reports beginning in 2026 on a prospective basis, with early adoption permitted. We do not expect material changes from adopting this ASU.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU updated the annual income tax disclosures by requiring (i) specific categories and greater disaggregation of information in the rate reconciliation; (ii) income taxes paid disaggregated by taxing authority and jurisdiction; and (iii) disclosures of pre-tax income (or loss) and income tax expense (or benefit). We adopted the ASU in the fourth quarter of 2025 on a prospective basis. See Note 14 “Income Taxes” in Item 8 of this report for additional disclosure.
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
The following table shows the computation of basic and diluted earnings per share:

	2025	2024	2023
(In millions, except per share amounts)
Numerator:
Net income	$424.0	$1,504.4	$311.3
Denominator:
Weighted-average shares of common stock outstanding - basic	239.2	245.5	247.9
Effect of dilutive securities	2.3	1.7	1.2
Weighted-average shares of common stock outstanding - diluted	241.5	247.2	249.1

Basic earnings per share	$1.77	$6.13	$1.26
Diluted earnings per share	$1.76	$6.09	$1.25

Antidilutive weighted-average shares (1)	0.5	1.4	1.9
(1)    Antidilutive stock-based awards are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase diluted earnings per share.
NOTE 3: ACQUISITIONS
There were no material acquisitions in 2025.
In 2024, we acquired one business, with total purchase consideration of $26.3 million. In the aggregate, the business acquired contributed less than 1% of our total revenue during 2024.
In 2023, we acquired three businesses, including an all-cash acquisition for Transporeon GmbH. The total purchase consideration for Transporeon was €1.9 billion or $2.1 billion, which included the repayment of outstanding Transporeon debt of $339.6 million. In allocating the purchase price, we recorded $1,390.1 million of goodwill, $939.8 million of identifiable intangible assets, $9.3 million of net tangible assets, and $256.6 million of deferred tax liability.
The remaining two business acquired in 2023 with total purchase consideration of $47.0 million contributed less than 1% of our total revenue during 2023 in the aggregate.

Acquisition costs of $1.0 million, $9.1 million, and $35.0 million in 2025, 2024, and 2023, were expensed as incurred and included in Cost of sales and General and administrative expenses in our Consolidated Statements of Income.
NOTE 4: DIVESTITURES
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
Upon closing the transaction, we deconsolidated $277.3 million of net assets, including $145.3 million of goodwill, and we recorded our equity investment at its fair value under the measurement alternative election, which represents a non-cash investing activity. As a result, we recognized a cumulative, pre-tax loss of $30.6 million from the held for sale date, of which $32.9 million was recognized in 2024. Mobility was reported as a part of our Transportation and Logistics (“T&L”) segment.
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
Other Divestitures
In 2025, the Mobility divestiture was the only divested business.
In 2024, in addition to the Ag divestiture, we divested two businesses with total proceeds of $13.3 million.
In 2023, we divested five businesses with total proceeds of $18.7 million.
NOTE 5: EQUITY INVESTMENTS
The following table presents our equity investments in non-marketable securities:

At the End of Year	2025	2024
(In millions)
Equity method investments	$340.4	$334.6
Other investments	270.4	26.4
Total equity investments	$610.8	$361.0
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
Of the total carrying amount of equity method investments, our 15% investment in PTx Trimble was $216.8 million and $222.3 million at the end of 2025 and 2024.

Other Investments
Other investments are related to privately-held companies without readily determinable fair values, with our ownership rights varying from 1% to 32.5%. The Company applies the measurement alternative for these investments, which requires measurement at initial cost, less any impairments, adjusted for observable price changes. Adjustments are recorded in Other (loss) income, net, which were immaterial for the periods presented.
Of the total carrying amount of other investments, our 32.5% investment in Platform Science was $253.9 million at the end of 2025.
NOTE 6: INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	At the End of 2025				At the End of 2024
(In millions)	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	7	$804.9	$(592.3)	$212.6	$819.0	$(561.2)	$257.8
Customer relationships	11	1,199.6	(491.6)	708.0	1,175.5	(440.2)	735.3
Trade names and other intellectual properties	5	35.1	(31.6)	3.5	39.0	(34.0)	5.0
		$2,039.6	$(1,115.5)	$924.1	$2,033.5	$(1,035.4)	$998.1
As of the end of 2025 and 2024, $125.7 million and $182.8 million of fully amortized intangible assets were written off.
The estimated future amortization expense of intangible assets at the end of 2025 was as follows:

(In millions)
2026	$171.1
2027	157.7
2028	143.6
2029	122.1
2030	85.7
Thereafter	243.9
Total	$924.1
Goodwill
The changes in the carrying amount of goodwill by segment for 2025 were as follows:

	AECO	Field Systems	T&L	Total
(In millions)
Balance as of year end 2024	$1,986.1	$958.2	$2,044.1	$4,988.4
Decreases due to divestitures	—	—	(3.6)	(3.6)
Foreign currency translation and other adjustments	50.9	19.0	185.0	254.9
Balance as of year end 2025	$2,037.0	$977.2	$2,225.5	$5,239.7

NOTE 7: CERTAIN BALANCE SHEET COMPONENTS
The components of inventories, net were as follows:

At the End of Year	2025	2024
(In millions)
Raw materials	$70.4	$71.7
Work-in-process	5.1	5.2
Finished goods	110.8	117.4
Total inventories	$186.3	$194.3
The components of property and equipment, net were as follows:

	At the End of 2025			At the End of 2024
(In millions)	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Property and equipment:
Land, building, furniture, and leasehold improvements	$239.4	$(104.3)	$135.1	$238.9	$(98.8)	$140.1
Machinery and equipment	157.9	(129.9)	28.0	147.0	(121.8)	25.2
Software	130.0	(123.7)	6.3	128.4	(118.6)	9.8
Construction in progress	13.4	—	13.4	13.3	—	13.3
Total property and equipment	$540.7	$(357.9)	$182.8	$527.6	$(339.2)	$188.4
Depreciation expense was $27.8 million, $33.0 million, and $38.3 million for 2025, 2024, and 2023.
The components of accumulated other comprehensive income (loss), net of related tax were as follows:

At the End of Year	2025	2024
(In millions)
Accumulated foreign currency translation adjustments	$7.9	$(385.2)
Gain on cash flow hedge	3.6	4.1
Net unrealized actuarial losses	(1.0)	(0.8)
Total accumulated other comprehensive income (loss)	$10.5	$(381.9)
NOTE 8: SEGMENT AND GEOGRAPHIC INFORMATION
We determined our operating segments based on how our Chief Executive Officer, who is our CODM, views and evaluates operations. Various factors, including market separation and customer-specific applications, go-to-market channels, and products and services, were considered in determining these operating segments. Our CODM uses segment revenue and operating income to assess segment performance and to allocate resources. The CODM evaluates segment revenue and operating income by considering periodic forecast-to-actual variances and trends, as well as overall strategic initiatives. Asset information by segments is not regularly reviewed by the CODM.
In each of our segments, we sell many individual products. For this reason, it is impracticable to segregate and identify revenue for each of the individual products or group of products we sell.
Our reportable segments are described below:
•Architects, Engineers, Construction and Owners (“AECO”). This segment primarily serves organizations across architecture, engineering, construction, and asset ownership through a connected lifecycle solution. Within this segment, our most substantial product portfolios are focused on architectural and interior design, structural and civil engineering, building and infrastructure construction, and the operations and maintenance of assets. Products are sold through a multi-channel approach, including direct, indirect, and digital channels.
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

•Transportation and Logistics (“T&L”). This segment provides a suite of solutions for shippers, carriers, retailers, and intermediaries globally. Within this segment, our solutions are designed to create a connected supply chain by integrating all forms of transportation, drivers, back-office management, and freight operations to build a safer, simpler, and more efficient global supply chain. Products are sold directly to end users or through software integrations.
The following reportable segment tables reflect the revenue, costs and expenses, and operating income of our reportable operating segments under our management reporting system. Segment costs and expenses include directly attributable costs and certain indirect costs allocated to segments, such as facilities, information technology, cloud services, finance, legal, and human resources. This is consistent with the way the CODM evaluates each segment's performance and allocates resources.

	Reportable Segments
	AECO	Field Systems	T&L
(In millions)
2025
Segment revenue	$1,498.6	$1,539.5	$549.2
Cost of sales	235.1	636.7	145.2
Operating expense	751.4	424.7	283.5
Operating income	$512.1	$478.1	$120.5
Operating income %	34.2%	31.1%	21.9%

2024
Segment revenue	$1,358.6	$1,535.9	$788.8
Cost of sales	220.4	666.3	280.2
Operating expense	674.6	427.6	353.5
Operating income	$463.6	$442.0	$155.1
Operating income %	34.1%	28.8%	19.7%

2023
Segment revenue	$1,110.5	$1,967.9	$720.3
Cost of sales	213.3	843.4	278.8
Operating expense	568.2	521.0	323.3
Operating income	$329.0	$603.5	$118.2
Operating income %	29.6%	30.7%	16.4%
A reconciliation of our total segment operating income to consolidated income before income taxes was as follows:

	2025	2024	2023
(In millions)
Total segment operating income	$1,110.7	$1,060.7	$1,050.7
Unallocated general corporate expenses	(122.6)	(123.5)	(116.0)
Amortization of purchased intangible assets	(172.0)	(199.0)	(212.3)
Acquisition / divestiture items	(19.1)	(81.6)	(72.4)
Stock-based compensation / deferred compensation	(151.5)	(163.5)	(151.1)
Restructuring and other costs	(53.5)	(32.4)	(50.1)
Consolidated operating income	592.0	460.7	448.8
Total non-operating (expense) income, net	(82.6)	1,545.2	(91.8)
Consolidated income before taxes	$509.4	$2,005.9	$357.0

The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reportable Segment tables above.

	Reportable Segments
	AECO	Field Systems	T&L	Total
(In millions)
2025
North America	$935.7	$841.7	$298.5	$2,075.9
Europe	392.1	396.9	232.6	1,021.6
Asia Pacific	135.1	202.9	11.7	349.7
Rest of World	35.7	98.0	6.4	140.1
Total segment revenue	$1,498.6	$1,539.5	$549.2	$3,587.3
2024
North America	$819.8	$785.9	$473.0	$2,078.7
Europe	375.9	416.0	258.4	1,050.3
Asia Pacific	125.5	224.8	14.9	365.2
Rest of World	37.4	109.2	42.5	189.1
Total segment revenue	$1,358.6	$1,535.9	$788.8	$3,683.3
2023
North America	$655.5	$892.9	$470.1	$2,018.5
Europe	293.7	581.2	201.3	1,076.2
Asia Pacific	98.1	320.6	10.2	428.9
Rest of World	63.2	173.2	38.7	275.1
Total segment revenue	$1,110.5	$1,967.9	$720.3	$3,798.7
Total revenue in the United States as included in the Consolidated Statements of Income was $1,905.8 million, $1,911.2 million, and $1,855.2 million in 2025, 2024, and 2023. No single customer or country other than the United States accounted for 10% or more of our total revenue in 2025, 2024, and 2023. No single customer accounted for 10% or more of our accounts receivable at the end of 2025 and 2024.
The following table presents our physical long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets:

At the End of Year	2025	2024
(In millions)
United States	$178.9	$178.0
Europe	102.3	96.0
Asia Pacific and Rest of World	47.2	37.9
Total long-lived assets	$328.4	$311.9
NOTE 9: DEBT
Total outstanding debt consisted of the following:

At the End of Year		Effective interest rate
(In millions, except percentages)	Date of Issuance	End of 2025	2025	2024

Senior Notes:
Senior Notes, 4.90%, due June 2028	June 2018	5.04%	$600.0	$600.0
Senior Notes, 6.10%, due March 2033	March 2023	6.13%	800.0	800.0
Unamortized discount and issuance costs			(7.8)	(9.4)
Total debt			$1,392.2	$1,390.6

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
Our senior notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness. We may redeem the notes of each series of senior notes at our option in whole or in part at any time at optional redemption prices. No principal amounts are due prior to the maturity dates.
Our senior notes contain covenants limiting our ability to create certain liens, enter into sale and lease-back transactions, and consolidate or merge with or into, or convey, transfer, or lease all or substantially all of our properties and assets, in each case, subject to certain exceptions. At the end of 2025, we were in compliance with these covenants.
Credit Facilities
2025 Credit Facility
On December 4, 2025, we entered into a credit facility agreement with a group of lenders (the “2025 Credit Facility”), which replaced the prior 2022 Credit Facility maturing in March 2027. The 2025 Credit Facility provides for a five-year, unsecured revolving credit facility in the aggregate principal amount of $1.25 billion, and permits us, subject to the satisfaction of certain conditions, to increase the commitments for revolving loans by an aggregate principal amount of up to $500.0 million. The proceeds of the revolving loans may be used for working capital and general corporate purposes, including the financing of acquisitions. We may borrow, repay, and reborrow funds under the revolving facility until its maturity on December 4, 2030.
Advances under the 2025 Credit Facility accrue interest at rates equal to, (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.00% to 0.750%, or (ii) the adjusted term Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.875% to 1.750%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.875% to 1.750%. We are obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.075% to 0.275%. The actual interest margin and the commitment fee are based on the lower of our credit rating or leverage ratio.
No amount was outstanding under the 2025 Credit Facility at the end of 2025 or the 2022 Credit Facility at the end of 2024.
The 2025 Credit Facility contains customary covenants, including, among other requirements, limitations that restrict our and our subsidiaries’ ability to create liens, and restrictions on the ability of our subsidiaries to incur indebtedness. Further, the 2025 Credit Facility contains financial covenants that require the maintenance of maximum leverage ratios, as well as the timely delivery of quarterly financial reports and compliance certificates. At the end of 2025, we were in compliance with our debt covenants for the 2025 Credit Facility.
Uncommitted Facilities
At the end of 2025, we had one $75.0 million and one €100.0 million revolving credit facilities, which are uncommitted. Generally, these variable-rate uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Consolidated Balance Sheets. No amount was outstanding at the end of 2025 and 2024.
NOTE 10: LEASES
We have operating leases primarily for certain of our major facilities, including corporate offices, research and development facilities, and manufacturing facilities. Lease terms range from 1 to 12 years, and certain leases include options to extend the lease for up to 10 years. We consider options to extend the lease in determining the lease term.
Operating lease expense consisted of:

	2025	2024	2023
(In millions)
Operating lease expense	$30.3	$31.4	$33.5
Short-term lease expense and other	13.5	15.0	17.1
Total lease expense	$43.8	$46.4	$50.6

Supplemental cash flow information related to leases was as follows:

	2025	2024	2023
(In millions)
Cash paid for operating leases (1)	$29.1	$30.3	$31.0

Right-of-use assets obtained in exchange for Operating lease liabilities:	$39.2	$44.1	$47.0
(1)Excludes cash payments for short-term leases that are not capitalized.
Supplemental balance sheet information related to leases was as follows:

At the End of Year	Classification	2025	2024
(In millions)
Operating lease right-of-use assets	Other non-current assets	$145.6	$123.5

Current operating lease liabilities	Other current liabilities	$27.8	$21.2
Non-current operating liabilities	Other non-current liabilities	141.1	123.4
Total operating lease liabilities		$168.9	$144.6

Weighted-average discount rate		4.63%	4.58%
Weighted-average remaining lease term		7 years	7 years
At the end of 2025, the maturities of lease liabilities were as follows:

(In millions)
2026	$34.9
2027	34.6
2028	29.3
2029	26.2
2030	22.6
Thereafter	49.3
Total lease payments	196.9
Less: imputed interest	28.0
Total	$168.9
NOTE 11: COMMITMENTS AND CONTINGENCIES
Commitments
At the end of 2025, we had non-cancellable purchase commitments of approximately $519.3 million as compared to $470.7 million at the end of 2024. These non-cancellable purchase commitments primarily represent (i) various non-cancellable agreements with certain software and service providers with minimum or fixed commitments, and (ii) open non-cancellable purchase orders for purchases with our inventory vendors.
Litigation
There are no material legal proceedings.
NOTE 12: FAIR VALUE MEASUREMENTS
Fair value is measured by using observable or, to the extent necessary, unobservable inputs.
Financial instruments recorded at fair value include our deferred compensation plan. The fair value was $30.8 million and $31.0 million at the end of 2025 and 2024, and is included in Other non-current assets and Other non-current liabilities on our Consolidated Balance Sheets. The fair value was measured by using quoted prices in active markets.

Financial instruments not recorded at fair value on a recurring basis (debt) had an estimated fair value of $1.5 billion and $1.4 billion at the end of 2025 and 2024. The fair value of the debt was determined based on observable market prices in less active markets. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.
NOTE 13: DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during 2025 and 2024 were as follows:

(In millions)	2025	2024
Beginning balance of the period	$896.0	$761.4
Revenue recognized from prior year-end	(775.2)	(652.3)
Billings net of revenue recognized from current year and other	877.9	786.9
Ending balance of the period	$998.7	$896.0
Remaining Performance Obligations
At the end of 2025, approximately $2.0 billion of revenue was expected to be recognized from remaining performance obligations for which goods or services have not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.4 billion, approximately 70%, of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.
NOTE 14: INCOME TAXES
Income before taxes and the provision (benefit) for taxes consisted of the following:

	2025	2024	2023
(In millions)
Income before taxes:
United States	$308.8	$216.4	$26.9
Foreign	200.6	1,789.5	330.1
Total	$509.4	$2,005.9	$357.0

Provision (benefit) for taxes:
U.S. Federal:
Current	$2.9	$94.1	$57.1
Deferred	35.6	(71.2)	(92.5)
	38.5	22.9	(35.4)
U.S. State:
Current	11.4	15.6	12.8
Deferred	3.9	2.1	(6.6)
	15.3	17.7	6.2
Foreign:
Current	68.8	364.8	80.4
Deferred	(37.2)	96.1	(5.5)
	31.6	460.9	74.9
Income tax provision	$85.4	$501.5	$45.7
Effective tax rate	16.8%	25.0%	12.8%

The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 1 “Description Of Business And Accounting Policies” for additional details on the adoption of ASU 2023-09.
The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before taxes (“effective tax rate”) was as follows:

	2025
(In millions)	Amount	Percent
U.S. Federal statutory income tax rate	$107.0	21.0%

Domestic federal reconciling items
Cross-border taxes
Global intangible low-taxed income	(12.4)	(2.4)%
Other	(4.5)	(0.9)%
Tax credits	(14.1)	(2.8)%
Nontaxable and nondeductible items, net
Stock-based compensation	7.0	1.4%
Other	0.4	0.1%
Change in valuation allowances	0.5	0.1%
Others	(1.9)	(0.4)%
Subtotal domestic federal reconciling items	(25.0)	(4.9)%

Domestic state and local income taxes, net of federal effect (1)	12.7	2.5%

Foreign tax effects
Netherlands
Nondeductible foreign exchange loss	6.1	1.2%
Other	1.9	0.4%
Germany
Change in tax rate or law enacted in current period	(11.0)	(2.2)%
Intercompany intellectual property transfer	(6.7)	(1.3)%
Other	(0.5)	(0.1)%
Other foreign jurisdictions	6.1	1.2%
Subtotal foreign tax effects	(4.1)	(0.8)%

Changes in unrecognized tax benefits	(5.2)	(1.0)%

Income tax provision and effective tax rate	$85.4	16.8%
(1) State taxes in Florida, Illinois, Michigan, Minnesota, Pennsylvania, and Texas made up the majority (greater than 50%) of the tax effect in this category.
Our effective income tax rates for 2025 and 2024 were 16.8% and 25.0%. The decrease in the tax rate was primarily due to gains from the Ag divestiture in 2024.

In periods prior to the adoption of ASU 2023-09, the reconciliation of the federal statutory income tax rate to our effective tax rate for 2024 and 2023 was as follows:

	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Increase (reduction) in tax rate resulting from:
Foreign income taxed at different rates	3.4%	0.8%
U.S. State income taxes	0.8%	1.0%
Stock-based compensation	0.9%	4.8%
Other U.S. taxes on foreign operations	(2.8)%	(4.4)%
Foreign-derived intangible income	—%	(3.9)%
U.S. Federal research and development credits	(0.8)%	(5.4)%
Tax reserve releases	(1.0)%	(2.5)%
Tax on Ag divestiture	2.1%	—%
Other	1.4%	1.4%
Effective tax rate	25.0%	12.8%
The following table presents the disclosure required by ASU 2023-09 regarding cash paid for income taxes in 2025. In periods prior to the adoption of ASU 2023-09, total cash paid for income taxes was $228.1 million and $168.0 million in 2024 and 2023.

2025
(In millions)
US Federal	$10.2
Domestic state and local	10.4
Subtotal domestic state and local	20.6

Foreign
Netherlands	289.3
Finland	35.9
Germany	26.7
Other	55.0
Subtotal foreign	406.9
Total cash paid during the period for income taxes	$427.5
The total tax payments made in Netherlands included $277.4 million of remaining tax payable related to the Ag divestiture transaction.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

At the End of Year	2025	2024
(In millions)
Deferred tax liabilities:
Purchased intangibles	$288.9	$311.3
Global intangible low-taxed income	—	17.6
Operating lease right-of-use assets	35.0	29.7
Other	34.5	26.9
Total deferred tax liabilities	$358.4	$385.5

Deferred tax assets:
Depreciation and amortization	$195.2	$217.6
Capitalized research and development	68.7	118.2
Operating lease liabilities	39.6	34.7
U.S. tax credit carryforwards	20.7	23.1
Expenses not currently deductible	48.6	26.3
Net operating loss carryforwards	17.3	24.3
Stock-based compensation	16.3	17.2
Global intangible low-taxed income	3.1	—
Other	68.7	74.6
Total deferred tax assets	478.2	536.0
Valuation allowance	(50.3)	(56.0)
Total deferred tax assets	427.9	480.0
Total net deferred tax assets	$69.5	$94.5

Reported as:
Non-current deferred income tax assets	$260.0	$294.4
Non-current deferred income tax liabilities	(190.5)	(199.9)
Net deferred tax assets	$69.5	$94.5
At the end of 2025, we have U.S. federal net operating loss carryforwards, or federal NOLs, of approximately $12.3 million, which will begin to expire in 2037. At the end of 2025, we have foreign net operating and capital loss carryforwards, or foreign losses, of approximately $86.5 million, which generally have no expiration. Utilization of our U.S. federal NOLs is subject to annual limitations in accordance with the applicable tax code. We have determined that it is more likely than not that a portion of the foreign losses will not be realized and, accordingly, a valuation allowance has been established for such amount.
We have U.S. federal research and development credit carryforwards of approximately $2.0 million, which will expire beginning 2042, and California research and development credit carryforwards of approximately $32.5 million, which have an indefinite carryforward period. We believe that it is more likely than not that a significant portion of the California research and development credit carryforwards will not be realized and, accordingly, a valuation allowance has been established for such amount.
We have net deferred tax assets of $17.3 million primarily relating to our investment in PTx Trimble. We believe that it is more likely than not that a significant portion of the net deferred tax assets will not be realized and, accordingly, a valuation allowance has been established for such amount.
As a result of the Tax Act, we can repatriate foreign earnings back to the U.S. when needed with minimal U.S. income tax consequences. We reinvested a large portion of our undistributed foreign earnings in acquisitions and other investments and have continuously distributed foreign cash that was subject to the transition tax and the global intangible low-taxed income tax.

The total amount of unrecognized tax benefits at the end of 2025 was $79.7 million. A reconciliation of gross unrecognized tax benefits was as follows:

	2025	2024	2023
(In millions)
Beginning balance	$78.2	$88.3	$76.5
Increase related to current year tax positions	12.4	11.3	12.4
Increase (decrease) related to prior years’ tax positions	0.9	(1.5)	7.6
Lapse of statute of limitations	(11.8)	(19.9)	(8.2)
Ending balance	$79.7	$78.2	$88.3
Total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $40.0 million and $45.8 million at the end of 2025 and 2024.
The OBBBA, signed into law on July 4, 2025, includes changes to U.S. federal tax regulations. We have accounted for its tax implications during 2025 based on our current interpretation of the legislation, and the impact to our 2025 tax rate is immaterial.
We and our subsidiaries are subject to U.S. federal, state, and foreign income taxes. Our U.S. federal income tax years through 2021 are closed, including the 2021 audit which was concluded in the third quarter of 2025 without adjustment. Our tax years are substantially closed for all state income taxes for audit purposes through 2015. Non-U.S. income tax matters have been concluded for years through 2008. We are currently in various stages of multiple year examinations from state and foreign (multiple jurisdictions) taxing authorities. While we generally believe it is more likely than not that our tax positions will be sustained, it is reasonably possible that future obligations related to these matters could arise. We believe that our reserves are adequate to cover any potential assessments that may result from the examinations and negotiations.
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Our liability for unrecognized tax benefits including interest and penalties was recorded in Other non-current liabilities on our Consolidated Balance Sheets. At the end of 2025 and 2024, we accrued $9.3 million and $8.8 million for interest and penalties.
NOTE 15: EMPLOYEE STOCK BENEFIT PLANS
Amended and Restated 2002 Stock Plan
In September 2024, our stockholders approved an amendment to the 2002 Stock Plan to increase the number of shares of common stock available for issuance by 10.0 million shares. As such, our Amended and Restated 2002 Stock Plan provides for the grant of incentive and non-statutory stock options and Restricted Stock Units (“RSUs”) for up to 102.6 million shares. At the end of 2025, the remaining number of shares available for grant under the Amended and Restated 2002 Stock Plan was 15.1 million.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in our Consolidated Statements of Income for the periods indicated:

	2025	2024	2023
(In millions)
Restricted stock units	$131.6	$145.2	$132.8
Stock options	4.9	3.4	1.8
ESPP	10.0	10.0	10.8
Total stock-based compensation expense	$146.5	$158.6	$145.4

Stock-based compensation expense was allocated as follows:

	2025	2024	2023
(In millions)
Cost of sales	$15.4	$17.0	$14.6
Research and development	41.1	45.0	40.7
Sales and marketing	27.6	29.3	27.1
General and administrative	62.4	67.3	63.0
Total stock-based compensation expense	$146.5	$158.6	$145.4
At the end of 2025, total unamortized stock-based compensation expense was $182.9 million, with a weighted-average recognition period of 1.8 years.
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
For PSUs, the number of shares received at vesting will range from 0% to 220%, and for certain PSUs, 300% of the target grant amount based on either market conditions or performance conditions or, in some cases, both conditions. Market conditions consider our relative total stockholder return (“TSR”) of our common stock as compared to the TSR of the constituents of the S&P 500 over the vesting period. Performance conditions consider the achievement of our financial results or metrics over the vesting period.

	2025 Restricted Stock Units Unvested
	Number of Units (1)	Weighted Average Grant-Date Fair Value per Share
(In millions, except for per share data)
Unvested at the beginning of year	5.4	$60.37
Granted (2)	2.2	$70.39
Shares vested, net (2)	(2.4)	$61.84
Cancelled and forfeited	(0.5)	$59.24
Unvested at the end of year	4.7	$64.43
(1)    Includes 0.3 million PSUs granted, 0.3 million PSUs vested, 0.1 million PSUs cancelled and forfeited, and 1.0 million PSUs unvested at the end of the year.
(2)    Excludes approximately 0.1 million PSUs related to achievement above target levels at the vesting date and approximately 0.1 million PSUs related to shares cancelled due to achievement below target levels.
The weighted-average grant date fair value of all RSUs granted during 2025, 2024, and 2023 was $70.39, $65.12, and $49.93 per share. The fair value of all RSUs vested during 2025, 2024, and 2023 was $140.4 million, $126.5 million, and $110.1 million.
Employee Stock Purchase Plan
We have an employee stock purchase plan (“ESPP”) under which our stockholders have approved an aggregate of 39.0 million shares of common stock for issuance to eligible employees. The fair value at the grant date is based on the Black-Scholes valuation model. The plan permits eligible employees to purchase common stock through payroll deductions at 85% of the lower of the fair market value of the common stock at the beginning or at the end of each offering period, which is six months. Rights to purchase shares are granted during the first and third quarter of each year. The ESPP terminates on March 15, 2027. In 2025, 2024, and 2023, 0.7 million, 0.7 million, and 0.8 million shares were issued, representing $34.7 million, $34.5 million, and $35.7 million in cash received for the issuance of stock under the ESPP. At the end of 2025, the number of shares reserved for future purchases was 3.2 million.

NOTE 16: COMMON STOCK REPURCHASE
In the first quarter of 2025, the Board of Directors approved the February 2025 Program of up to $1.0 billion in repurchases of the Company’s common stock, which replaced and cancelled the prior 2024 stock repurchase program approved in January 2024.
On December 3, 2025, the Board of Directors approved a new stock repurchase program for up to $1.0 billion in repurchases of the Company’s common stock. The December 2025 Program does not have an expiration date and replaces the February 2025 program, of which $199 million was remaining but is now cancelled.
Under the December 2025 Program, we may repurchase stock from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or other means. The timing and amount of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available uses of capital, applicable legal requirements, and other factors. This program may be suspended, modified, or discontinued at any time without prior notice. The stock repurchase authorization does not have an expiration date. At the end of 2025, there were remaining authorized funds of $925.1 million.
During 2025, 2024, and 2023, we repurchased approximately 12.2 million, 2.9 million, and 2.4 million shares of common stock in open market purchases at an average price of $71.86, $60.97, and $42.50 per share for a total of $875.4 million, $175.0 million, and $100.0 million.
Stock repurchases are reflected as a decrease to common stock based on par value and additional-paid-in-capital, determined by the average book value per share of outstanding stock, calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. Stock repurchases were recorded based upon the trade date. As a result of the 2025 repurchases under the 2025 Stock Repurchase Program, retained earnings was reduced by $755.1 million in 2025.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Trimble Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Trimble Inc. and subsidiaries (the Company) as of January 2, 2026, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended January 2, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2026, and the results of its operations and its cash flows for the year then ended January 2, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of standalone selling prices of performance obligations
As discussed in Note 1 to the consolidated financial statements, the Company’s contracts with customers often include multiple performance obligations that are generally capable of being distinct and accounted for as separate performance obligations. For the year ended January 2, 2026, the Company recorded total revenue of $3,587.3 million.
We identified the evaluation of estimated standalone selling prices (SSP) for certain performance obligations as a critical audit matter. Subjective auditor judgment was required to evaluate the relevance and reliability of the underlying data used in the estimate and its impact to the allocation of the transaction price across each performance obligation on a contractual basis, due to the disaggregation of the Company’s businesses and product offerings, including variability in pricing and discounting among the businesses.
The following are the primary procedures we performed to address this critical audit matter:
•for a sample of underlying inputs utilized in the determination of SSP, we tested certain data elements by comparing the information to underlying documentation, including invoices, shipping documents, pricing support, and evidence of entitlement to evaluate their relevance and reliability
•inspected the Company’s annual standalone selling prices analysis and recalculated certain selections of the Company’s analysis
•for a sample of performance obligations, we (i) tested certain data elements by comparing the information to underlying documentation, including invoices, purchase orders, contracts with customer, pricing support, and evidence of entitlement; and (ii) evaluated that each sampled item utilized the appropriate standalone selling price in the allocation of the transaction price over the performance obligations.

/s/ KPMG LLP
We have served as the Company’s auditor since 2025.
Denver, Colorado
February 25, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Trimble Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Trimble Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 2, 2026, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended January 2, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses described below have been identified and included in management’s assessment.
•The Company did not establish effective information technology general controls ("ITGCs") that support the consistent operation of the Company's IT systems. Consequently, certain automated process-level controls and manual controls dependent upon information derived from those IT systems were ineffective.
•The Company did not effectively design, implement and operate process-level control activities related to revenue and related accounts, income taxes, and other financial reporting processes. Specifically, the Company did not effectively design, implement and/or operate process-level manual review controls and controls over the completeness and accuracy of information produced by the Company utilized in the performance of controls, including the retention of relevant evidence to support the design and operating effectiveness of the controls.
The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ KPMG LLP
Denver, Colorado
February 25, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Trimble Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Trimble Inc. (the Company) as of January 3, 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended January 3, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2025, and the results of its operations and its cash flows for each of the two years in the period ended January 3, 2025, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 1986 to 2025.
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
Inherent Limitations on Effectiveness of Controls
Management does not expect that internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management determined that the Company’s internal control over financial reporting was not effective as a result of the following material weaknesses in internal control over financial reporting, which exist as of January 2, 2026:
•We did not establish effective information technology general controls ("ITGCs") that support the consistent operation of the Company's IT systems. Consequently, certain automated process-level controls and manual controls dependent upon information derived from those IT systems were ineffective.
•We did not effectively design, implement and operate process-level control activities related to revenue and related accounts, income taxes, and other financial reporting processes. Specifically, we did not effectively design, implement and/or operate process-level manual review controls and controls over the completeness and accuracy of information produced by the Company utilized in the performance of controls, including the retention of relevant evidence to support the design and operating effectiveness of the controls.
The control deficiencies did not result in a material misstatement to the consolidated financial statements as of and for the year ended January 2, 2026.
Our independent registered public accounting firm, KPMG LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and issued an adverse opinion on the effectiveness of our internal control over financial reporting. KPMG LLP’s report appears on page 69 of this Annual Report on Form 10-K.
(c) Remediation of Previously Reported Material Weaknesses
Remediation Plan for Material Weaknesses
We, with the oversight of the Audit Committee, made progress in the current year on our remediation plans for the material weaknesses identified in prior years. For the previously identified material weaknesses that remain in the current year (as noted above), we continue to implement the remediation plans as follows:
•Designing and implementing certain ITGCs for business systems related to our financial reporting processes, and ensuring they are operating effectively to support process-level automated and manual control activities that are dependent upon information derived from IT systems.
•Enhancing the design of existing control activities including implementation of additional process-level control activities (including controls over revenue and related accounts, income taxes and other financial reporting processes) and ensuring they are properly evidenced and operating effectively.
•Augmenting the internal control capabilities of the Company’s personnel including defining clear responsibilities and accountability, and engaging third-party experts to assist in training personnel regarding control design and execution.

•Enhancing our risk assessment process and ensuring that controls are or will be implemented to mitigate identified risks, and monitoring the execution of internal control over financial reporting.
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
The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments, and to expend resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or to modify the remediation measures described above.
(d) Changes in Internal Control over Financial Reporting
Except as listed below, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation required by paragraph (d) of Rules 13a - 15 and 15d - 15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During 2025, we made the following changes in our internal control over financial reporting:
•Designed and implemented additional manual procedures and controls to enhance our internal control process through a combination of preventative and detective controls;
•Designed, implemented and operated effective ITGCs over certain of our IT systems, including our core ERP system, revenue management system and key reporting tool.
Item 9B. Other Information
Rule 10b5-1 Trading Plan
During the fourth quarter of 2025, the following Section 16 officers and directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K under the Exchange Act) intended to satisfy the affirmative defense of Rule 10b5-1(c):
•On November 7, 2025, Mark Schwartz, Senior Vice President, adopted a Rule 10b5-1 trading arrangement that provides for potential sales of up to 25,525 shares of our common stock between April 15, 2026 and May 29, 2026.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements
The following consolidated financial statements required by this item are included in Part II, Item 8 of this report under the caption “Financial Statements and Supplementary Data.”
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
Item 16. Form 10-K Summary
None.

INDEX TO EXHIBITS

Exh. No.	Description of Exhibit	Filed herewith or incorporated by reference to:
2.1	Amended and Restated Sale and Contribution Agreement, dated March 31, 2024, by and among the Company, PTx Trimble LLC, and AGCO Corporation	Exh. 10.1 to Form 8-K filed Apr. 1, 2024
3.1	Certificate of Incorporation of Trimble Inc.	Exh. 3.1 to Form 8-K filed Oct. 3, 2016
3.2	By-Laws of Trimble Inc., amended as of May 30, 2024	Exh. 3.1 to Form 8-K filed May 31, 2024
4.1	Description of Securities of Trimble Inc.	Exh. 4.2 to Form 10-K filed Feb. 28, 2020
4.2(A)	Indenture, dated as of October 30, 2014, between the Company and U.S. Bank National Association	Exh. 4.2 to Form S-3 filed Oct. 30, 2014
4.2(B)	First Supplemental Indenture, dated November 24, 2014, between the Company and U.S. Bank National Association (which includes Form of 4.750% Senior Note due 2024)	Exh. 4.1 to Form 8-K filed Nov. 24, 2014
4.2(C)	Second Supplemental Indenture, dated October 1, 2016, between the Company and U.S. Bank National Association	Exh. 4.2 to Form 8-K filed Oct. 3, 2016
4.2(D)	Third Supplemental Indenture, dated June 15, 2018, between the Company and U.S. Bank National Association (which includes Form of 4.150% Senior Note due 2023 and Form of 4.900% Senior Note due 2028)	Exh. 4.1 to Form 8-K filed Jun. 15, 2018
4.2(E)	Fourth Supplemental Indenture, dated March 9, 2023, between the Company and U.S. Bank National Association (which includes Form of 6.100% Senior Note due 2033)	Exh. 4.1 to Form 8-K filed Mar. 9, 2023
10.1	Credit Agreement, dated December 4, 2025, by and among Trimble Inc., the borrowing subsidiaries party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent	Exh. 10.1 to Form 8-K filed Dec. 5, 2025
10.2+	Form of Indemnification Agreement between the Company and its officers and directors	Exh. 10.1 to Form 8-K filed Nov. 15, 2017
10.3+	Board of Directors Compensation Policy, as amended November 19, 2024	Exh. 10.3 to Form 10-K filed Apr. 25, 2025
10.4+	Incentive Compensation Recoupment Policy, as amended September 24, 2023	Exh. 10.1 to Form 10-Q filed Nov. 3, 2023
10.5+	Deferred Compensation Plan, as amended August 26, 2020	Exh. 10.2 to Form 10-Q filed Nov. 6, 2020
10.6+	Age and Service Equity Vesting Program, as amended December 2, 2025	Filed herewith
10.7(A)+	Employee Stock Purchase Plan, as amended March 13, 2017	App. B of Form DEF 14A filed Mar. 23, 2017
10.7(B)+	Employee Stock Purchase Plan - Form of global subscription agreement	Exh. 10.5 to Form 10-Q filed Nov. 10, 2015
10.8(A)+	2002 Stock Plan, as amended September 30, 2024	App. B of Form DEF 14A filed Apr. 16, 2024
10.8(B)+	2002 Stock Plan - Form of stock option agreement (U.S. directors)	Exh. 10.2 to Form 10-Q filed Nov. 7, 2014
10.8(C)+	2002 Stock Plan - Form of stock option agreement (non-U.S. directors)	Exh. 10.3 to Form 10-Q filed Nov. 7, 2014
10.8(D)+	2002 Stock Plan - Form of global stock option agreement (officers)	Exh. 10.1 to Form 10-Q filed Nov. 10, 2015
10.8(E)+	2002 Stock Plan - Form of stock option agreement (officers, 2023 revision)	Exh. 10.2 to Form 10-Q filed May 3, 2023
10.8(F)+	2002 Stock Plan - Form of global restricted stock unit award agreement	Exh. 10.2 to Form 10-Q filed Nov. 10, 2015
10.8(G)+	2002 Stock Plan - Form of global performance restricted stock unit award agreement	Exh. 10.6 to Form 10-Q filed Nov. 10, 2015
10.8(H)+	2002 Stock Plan - Form of global restricted stock unit award agreement (officers)	Exh. 10.30 to Form 10-K filed Feb. 24, 2017
10.8(I)+	2002 Stock Plan - Form of global performance stock unit award agreement (Operating Income/Revenue)	Exh. 10.4 to Form 10-Q filed Aug. 8, 2017
10.8(J)+	2002 Stock Plan - Form of global performance stock unit award agreement (Total Stockholder Return)	Exh. 10.5 to Form 10-Q filed Aug. 8, 2017
10.8(K)+	2002 Stock Plan - Form of global performance stock unit award agreement (officers)	Exh. 10.1 to Form 10-Q filed Aug. 2, 2019
10.8(L)+	2002 Stock Plan - Performance stock option agreement between the Company and Rob Painter issued January 4, 2020	Exh. 10.9(K) to Form 10-K filed Feb. 28, 2020

10.8(M)+	2002 Stock Plan - Form of performance RSU award agreement (ARR with P&P Modifier)	Exh. 10.3 to Form 10-Q filed May 3, 2023
10.8(N)+	2002 Stock Plan - Form of performance RSU award agreement (ARR and TSR with P&P Modifier)	Exh. 10.4 to Form 10-Q filed May 3, 2023
10.9+	Trimble OneBonus Plan Description	Exh. 10.1 to Form 10-Q filed Aug. 6, 2025
10.10+	Form of Change in Control Severance Agreement between the Company and certain Company officers	Exh. 10.10 to Form 10-K filed Apr. 25, 2025
10.11+	Form of Executive Severance Agreement between the Company and certain Company officers	Exh. 10.11 to Form 10-K filed Apr. 25, 2025
10.12+	Change in Control Severance Agreement between the Company and Robert G. Painter dated January 4, 2020	Exh. 10.15 to Form 10-K filed Feb. 26, 2021
10.13+	Executive Severance Agreement between the Company and Robert G. Painter dated January 4, 2020	Exh. 10.16 to Form 10-K filed Feb. 26, 2021
19.1	Trimble Insider Trading Policy	Filed herewith
21.1	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	Filed herewith
24.1	Power of Attorney (included on signature page herein)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101++	The following financial statements from this Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104++	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL
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
February 25, 2026

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ ROBERT G. PAINTER Robert G. Painter	President, Chief Executive Officer, Director	February 25, 2026

/s/ PHILLIP SAWARYNSKI Phillip Sawarynski	Chief Financial Officer (Principal Financial Officer)	February 25, 2026

/s/ KENNETH B. BEMENT Kenneth B. Bement	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026

/s/ JAMES C. DALTON James C. Dalton	Director	February 25, 2026

/s/ BORJE EKHOLM Börje Ekholm	Director	February 25, 2026

/s/ KAIGHAM (KEN) GABRIEL Kaigham (Ken) Gabriel	Director	February 25, 2026

/s/ MEAGHAN LLOYD Meaghan Lloyd	Director	February 25, 2026

/s/ RON NERSESIAN Ron Nersesian	Director	February 25, 2026

/s/ MARK S. PEEK Mark S. Peek	Director	February 25, 2026

/s/ KARA SPRAGUE Kara Sprague	Director	February 25, 2026

/s/ THOMAS W. SWEET Thomas W. Sweet	Director	February 25, 2026

/s/ JOHAN WIBERGH Johan Wibergh	Director	February 25, 2026