Form 10-Q
period 2026-04-03
TRIMBLE INC.
filed 2026-05-06
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 3, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____
Commission file number: 001-14845

TRIMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2802192 (I.R.S. Employer Identification Number)
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
As of May 1, 2026, there were 233,111,519 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements include, among other things:
•general global macroeconomic outlook, including heightened trade tensions and related uncertainty of tariffs, including certain tariff refunds, and export control restrictions between the United States and its trading partners, and associated supply chain disruptions, slowing growth, inflationary pressures, and fluctuations in interest rates;
•economic disruptions caused by the ongoing impact of volatility and conflict in political and geopolitical tensions, including the Middle East conflict;
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
•our belief that our cash and cash equivalents and borrowings, along with cash provided by operations, will be sufficient in the foreseeable future to meet our anticipated operating cash needs, including expenditures related to our Connect & Scale strategy, debt service, acquisitions, and any stock repurchases;
•our ability to maintain effective internal controls over financial reporting, including our ability to remediate our material weaknesses in internal control over financial reporting; and
•our expectations regarding the impact (including tax implications) of the One Big Beautiful Bill Act (the “OBBBA”).
The forward-looking statements regarding future events and the future results of Trimble Inc. (“Trimble”, the “Company” or “we” or “our” or “us”) are based on current expectations and the beliefs and assumptions of our management that are subject to risks and uncertainties. Discussions containing such forward-looking statements may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. Forward-looking statements generally can be identified by words such as “may,” “will,” “should,” “could,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in this report under the section entitled “Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (the “SEC”), specifically the most recent Annual Report on Form 10-K for 2025 filed with the SEC on February 25, 2026 (the “2025 Form 10-K”), and in other reports we file with the SEC, each as it may be amended from time to time. These forward-looking statements are made as of the date of this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

TRIMBLE INC.
Form 10-Q for the Quarter Ended April 3, 2026

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	First Quarter of	Year End
	2026	2025
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$234.1	$253.4
Accounts receivable, net	617.5	856.0
Inventories	188.0	186.3
Prepaid expenses	122.8	102.7
Other current assets	230.3	233.5
Total current assets	1,392.7	1,631.9
Property and equipment, net	180.8	182.8
Goodwill	5,213.6	5,239.7
Other purchased intangible assets, net	872.1	924.1
Deferred income tax assets	256.4	260.0
Equity investments	616.8	610.8
Other non-current assets	458.6	462.7
Total assets	$8,991.0	$9,312.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$10.3	$—
Accounts payable	175.7	168.3
Accrued compensation and benefits	125.4	211.7
Deferred revenue	863.2	894.0
Income taxes payable	15.5	17.7
Other current liabilities	183.6	211.7
Total current liabilities	1,373.7	1,503.4
Long-term debt	1,402.5	1,392.2
Deferred revenue, non-current	107.5	104.7
Deferred income tax liabilities	189.1	190.5
Other non-current liabilities	281.0	285.0
Total liabilities	3,353.8	3,475.8
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 231.7 and 236.0 shares issued and outstanding at the end of the first quarter of 2026 and year end 2025	0.2	0.2
Additional paid-in-capital	2,448.6	2,437.9
Retained earnings	3,217.2	3,387.6
Accumulated other comprehensive (loss) income	(28.8)	10.5
Total stockholders’ equity	5,637.2	5,836.2
Total liabilities and stockholders’ equity	$8,991.0	$9,312.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter of
(In millions, except per share amounts)	2026	2025
Revenue:
Product	$311.2	$271.6
Subscription and services	628.7	569.0
Total revenue	939.9	840.6
Cost of sales:
Product	158.2	143.7
Subscription and services	119.3	119.7
Amortization of purchased intangible assets	16.1	16.4
Total cost of sales	293.6	279.8
Gross margin	646.3	560.8
Operating expense:
Research and development	169.5	158.5
Sales and marketing	176.1	153.2
General and administrative	126.7	121.5
Restructuring	2.9	4.5
Amortization of purchased intangible assets	27.1	25.6
Total operating expense	502.3	463.3
Operating income	144.0	97.5
Non-operating (expense) income, net:
Interest expense, net	(19.5)	(15.6)
Income from equity method investments, net	0.8	1.0
Other income, net	6.0	3.5
Total non-operating expense, net	(12.7)	(11.1)
Income before taxes	131.3	86.4
Income tax provision	32.4	19.7
Net income	$98.9	$66.7
Earnings per share:
Basic	$0.42	$0.27
Diluted	$0.42	$0.27
Shares used in calculating earnings per share:
Basic	234.5	243.3
Diluted	236.9	246.2
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter of
	2026	2025
(In millions)
Net income	$98.9	$66.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	(39.1)	183.8
Net change related to derivatives and other, net of tax	(0.2)	(0.3)
Comprehensive income	$59.6	$250.2
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in millions)	Common stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
First Quarter Ended April 3, 2026	Shares	Amount	Additional Paid-In Capital
Balance as of January 2, 2026	236.0	$0.2	$2,437.9	$3,387.6	$10.5	$5,836.2
Net income	—	—	—	98.9	—	98.9
Other comprehensive loss	—	—	—	—	(39.3)	(39.3)
Issuance of common stock under employee plans, net of tax withholdings	0.4	—	18.0	(1.3)	—	16.7
Stock repurchases	(4.7)	—	(51.8)	(268.0)	—	(319.8)
Stock-based compensation	—	—	44.5	—	—	44.5
Balance as of April 3, 2026	231.7	$0.2	$2,448.6	$3,217.2	$(28.8)	$5,637.2

(in millions)	Common stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
First Quarter Ended April 4, 2025	Shares	Amount	Additional Paid-In Capital
Balance as of January 3, 2025	245.8	$0.2	$2,369.4	$3,757.6	$(381.9)	$5,745.3
Net income	—	—	—	66.7	—	66.7
Other comprehensive income	—	—	—	—	183.5	183.5
Issuance of common stock under employee plans, net of tax withholdings	0.4	—	17.1	(0.8)	—	16.3
Stock repurchases	(9.0)	—	(93.4)	(540.0)	—	(633.4)
Stock-based compensation	—	—	40.7	—	—	40.7
Balance as of April 4, 2025	237.2	$0.2	$2,333.8	$3,283.5	$(198.4)	$5,419.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter of
(In millions)	2026	2025
Cash flow from operating activities:
Net income	$98.9	$66.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.9	48.9
Deferred income taxes	4.3	(26.7)
Stock-based compensation	41.8	38.4
Other, net	(2.3)	4.0
(Increase) decrease in assets:
Accounts receivable, net	234.1	206.1
Inventories	(0.8)	3.4
Other current and non-current assets	(17.0)	35.8
Increase (decrease) in liabilities:
Accounts payable	8.4	(1.4)
Accrued compensation and benefits	(85.4)	(120.1)
Deferred revenue	(26.2)	(13.5)
Income taxes payable	(2.3)	(50.2)
Other current and non-current liabilities	(28.7)	(35.8)
Net cash provided by operating activities	274.7	155.6
Cash flow from investing activities:
Divestitures of businesses, net of cash divested	—	(7.3)
Purchases of property and equipment	(6.1)	(6.6)
Other, net	1.0	(0.6)
Net cash used in investing activities	(5.1)	(14.5)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	16.7	16.3
Repurchases of common stock	(322.8)	(627.4)
Proceeds from debt and revolving credit lines	167.2	114.7
Payments on debt and revolving credit lines	(147.0)	(114.7)
Net cash used in financing activities	(285.9)	(611.1)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	12.2
Net decrease in cash and cash equivalents	(19.3)	(457.8)
Cash and cash equivalents - beginning of period (1)	253.4	747.8
Cash and cash equivalents - end of period	$234.1	$290.0
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$11.4	$48.3
Non-cash equity investments (Note 3)
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
The interim financial information is unaudited, and reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This report should be read in conjunction with our 2025 Form 10-K, which includes additional information about our significant accounting policies and the methods and assumptions used in our estimates.
We prepared our interim Condensed Consolidated Financial Statements that accompany these notes in conformity with U.S. GAAP, consistent in all material respects with those applied in our 2025 Form 10-K.
We use a 52- to 53-week fiscal year ending on the Friday nearest to December 31. 2026 and 2025 are 52-week years. The first quarter of 2026 and 2025 ended on April 3, 2026 and April 4, 2025. Unless otherwise stated, all dates refer to these periods.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates and assumptions are used for (i) revenue recognition, including determining the nature and timing of satisfaction of performance obligations and determining standalone selling prices of promised goods or services; (ii) inventory valuation; (iii) valuation of investments; (iv) valuation of long-lived assets and their estimated useful lives; (v) goodwill and other long-lived asset impairment analyses; (vi) stock-based compensation; and (vii) income taxes. We base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual results may differ materially from our estimates.
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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU allows a practical expedient election to simplify the expected credit loss estimation for short-term accounts receivable and contract assets by assuming conditions at the balance sheet date remain unchanged over the remaining life of the asset. We adopted the ASU in the first quarter of 2026 by electing the practical expedient. The adoption had no material impact on our consolidated financial statements.

NOTE 2. COMMON STOCK REPURCHASES
In the first quarter of 2025, the Board of Directors approved a repurchase program of up to $1.0 billion in repurchases of the Company’s common stock (the “February 2025 Program”), which replaced and cancelled the prior 2024 stock repurchase program approved in January 2024.
On December 3, 2025, the Board of Directors approved a new stock repurchase program for up to $1.0 billion in repurchases of the Company’s common stock (the “December 2025 Program”). The December 2025 Program does not have an expiration date and replaces the February 2025 Program, of which $199 million was remaining but is now cancelled.
Under the December 2025 Program, we may repurchase stock from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or other means. The timing and amount of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available uses of capital, applicable legal requirements, and other factors. This program may be suspended, modified, or discontinued at any time without prior notice. The stock repurchase authorization does not have an expiration date. At the end of the first quarter of 2026, there were remaining authorized funds of $608.2 million.
During the first quarter of 2026, we repurchased approximately 4.7 million shares of common stock in open market purchases at an average price of $67.59 per share for a total of $316.9 million. During the first quarter of 2025, we repurchased approximately 9.0 million shares of common stock in open market purchases at an average price of $69.93 per share for a total of $627.4 million.
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
NOTE 3. DIVESTITURES
Mobility Divestiture
On February 8, 2025, we completed the sale of our global transportation telematics (“Mobility”) business to Platform Science, Inc. (“Platform Science”) in exchange for equity ownership interests with a fair value of $253.9 million. The fair value was based on unobservable inputs, including discounted cash flow projections, market comparables, and an option pricing model. Following the closing of the transaction, we own, or have rights to acquire, 32.5% of Platform Science’s expanded business comprised of (i) shares of preferred stock, with certain liquidation preferences, that represent 28.5% ownership, and (ii) common stock warrants allowing us the rights to acquire 4% of additional ownership.
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
There were no material divestitures in the first quarter of 2026.
NOTE 4. EQUITY INVESTMENTS
The following table presents our equity investments in non-marketable securities:

	As of
	First Quarter of	Year End
	2026	2025
(In millions)
Equity method investments	$344.5	$340.4
Other investments	272.3	270.4
Total equity investments	$616.8	$610.8
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
Of the total carrying amount of equity method investments, our 15% investment in PTx Trimble was $215.8 million and $216.8 million at the end of the first quarter of 2026 and year end 2025.
Other Investments
Other investments are related to privately-held companies without readily determinable fair values, with our ownership rights varying from 1% to 32.5%. The Company applies the measurement alternative for these investments, which requires measurement at initial cost, less any impairments, adjusted for observable price changes. Adjustments are recorded in Other income, net, which were immaterial for the periods presented.
Of the total carrying amount of other investments, our 32.5% investment in Platform Science was $253.9 million at the end of the first quarter of 2026 and year end 2025.
NOTE 5. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	As of
	First Quarter of 2026			Year End 2025
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$798.0	$(602.8)	$195.2	$804.9	$(592.3)	$212.6
Customer relationships	1,181.0	(507.1)	673.9	1,199.6	(491.6)	708.0
Trade names and other intellectual properties	34.6	(31.6)	3.0	35.1	(31.6)	3.5
	$2,013.6	$(1,141.5)	$872.1	$2,039.6	$(1,115.5)	$924.1
The estimated future amortization expense of intangible assets at the end of the first quarter of 2026 was as follows:

(In millions)
2026 (Remaining)	$126.8
2027	156.5
2028	142.3
2029	120.8
2030	84.7
Thereafter	241.0
Total	$872.1
Goodwill
The changes in the carrying amount of goodwill by segment for the first quarter of 2026 were as follows:

	AECO	Field Systems	T&L	Total
(In millions)
Balance as of year end 2025	$2,037.0	$977.2	$2,225.5	$5,239.7
Foreign currency translation and other adjustments	(4.0)	(2.2)	(19.9)	(26.1)
Balance as of the end of the first quarter of 2026	$2,033.0	$975.0	$2,205.6	$5,213.6

NOTE 6. INVENTORIES
The components of inventories, net were as follows:

	As of
	First Quarter of	Year End
	2026	2025
(In millions)
Raw materials	$62.1	$70.4
Work-in-process	5.8	5.1
Finished goods	120.1	110.8
Total inventories	$188.0	$186.3
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
•Transportation and Logistics . This segment provides a suite of solutions for shippers, carriers, retailers, and intermediaries globally. Within this segment, our solutions are designed to create a connected supply chain by integrating all forms of transportation, drivers, back-office management, and freight operations to build a safer, simpler, and more efficient global supply chain. Products are sold directly to end users or through software integrations.
The following reportable segment tables reflect the revenue, costs and expenses, and operating income of our reportable operating segments under our management reporting system. Segment costs and expenses include directly attributable costs and certain indirect costs allocated to segments, such as facilities, information technology, cloud services, finance, legal, and human resources. This is consistent with the way the CODM evaluates each segment’s performance and allocates resources.

	Reportable Segments
	AECO	Field Systems	T&L
(In millions)
First Quarter of 2026
Segment revenue	$391.1	$409.2	$139.6
Cost of sales	62.7	175.0	34.4
Operating expense	205.3	116.2	71.4
Operating income	$123.1	$118.0	$33.8
Operating income %	31.5%	28.8%	24.2%

First Quarter of 2025
Segment revenue	$335.4	$359.2	$146.0
Cost of sales	58.9	154.2	44.6
Operating expense	184.9	98.4	75.3
Operating income	$91.6	$106.6	$26.1
Operating income %	27.3%	29.7%	17.9%
A reconciliation of our condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	First Quarter of
	2026	2025
(In millions)
Total segment operating income	$274.9	$224.3
Unallocated general corporate expenses	(31.7)	(26.1)
Amortization of purchased intangible assets	(43.2)	(42.0)
Acquisition / divestiture items	(5.9)	(8.9)
Stock-based compensation / deferred compensation	(43.7)	(37.5)
Restructuring and other costs	(6.4)	(12.3)
Consolidated operating income	144.0	97.5
Total non-operating expense, net	(12.7)	(11.1)
Consolidated income before taxes	$131.3	$86.4
The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reportable Segments tables above.

	Reportable Segments
	AECO	Field Systems	T&L	Total
(In millions)
First Quarter of 2026
North America	$250.8	$219.7	$74.4	$544.9
Europe	95.5	111.2	61.6	268.3
Asia Pacific	33.0	54.3	2.7	90.0
Rest of World	11.8	24.0	0.9	36.7
Total segment revenue	$391.1	$409.2	$139.6	$939.9

First Quarter of 2025
North America	$229.2	$192.3	$84.2	$505.7
Europe	71.8	95.6	55.3	222.7
Asia Pacific	27.7	49.4	2.7	79.8
Rest of World	6.7	21.9	3.8	32.4
Total segment revenue	$335.4	$359.2	$146.0	$840.6

Total revenue in the United States, as included in the Condensed Consolidated Statements of Income, was $501.3 million and $469.8 million for the first quarter of 2026 and 2025. No single customer or country other than the United States accounted for 10% or more of our total revenue.
NOTE 8. DEBT
Total outstanding debt consisted of the following:

			As of
		Effective interest rate	First Quarter of	Year End
Instrument	Date of Issuance		2026	2025
(In millions)
Senior Notes:
Senior Notes, 4.90%, due June 2028	June 2018	5.04%	$600.0	$600.0
Senior Notes, 6.10%, due March 2033	March 2023	6.13%	800.0	800.0
Credit Facilities:
2025 Revolving Credit Facility, due March 2030	December 2025	6.88%	10.0	—
Uncommitted Credit Facilities, floating rate		5.11%	10.3	—
Unamortized discount and issuance costs			(7.5)	(7.8)
Total debt			$1,412.8	$1,392.2
Less: Short-term debt			10.3	—
Total long-term debt			$1,402.5	$1,392.2
Debt Maturities
At the end of the first quarter of 2026, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2026 (Remaining)	$10.3
2027	—
2028	600.0
2029	—
2030	10.0
Thereafter	800.0
Total	$1,420.3
Senior Notes
All of our senior notes are unsecured obligations. Interest on the senior notes is payable semi-annually in June and December of each year for the 2028 senior notes and in March and September for the 2033 senior notes. Additional details are unchanged from the information disclosed in Note 9 Debt of the 2025 Form 10-K.

Credit Facilities
2025 Credit Facility
In 2025, we entered into a five-year, unsecured, revolving credit facility in the aggregate principal amount of $1.25 billion (the “2025 Credit Facility”), which replaced the prior 2022 Credit Facility maturing in March 2027. Subject to the satisfaction of certain conditions, we may increase the commitments for revolving loans by an aggregate principal amount of up to $500.0 million. The proceeds from the revolving loans may be used for working capital and general corporate purposes, including the financing of acquisitions. We may borrow, repay, and reborrow funds under the revolving facility until its maturity on December 4, 2030.
Subsequent to the end of the first quarter of 2026, we borrowed $200 million from the 2025 Credit Facility to finance an acquisition. See Note 14, Subsequent Events for further details.
At the end of the first quarter of 2026, we were in compliance with our debt covenants for the 2025 Credit Facility. Additional details are unchanged from the information disclosed in Note 9, Debt of the 2025 Form 10-K.
Uncommitted Facilities
At the end of the first quarter of 2026, we had one $75.0 million and one €100.0 million revolving credit facilities, which are uncommitted. Generally, these variable-rate, uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.
Subsequent to the end of the first quarter of 2026, we borrowed $50 million from our $75 million uncommitted facility to finance an acquisition. See Note 14, Subsequent Events for further details. Additionally, we amended this uncommitted facility to increase the credit limit to $150 million.
NOTE 9. FAIR VALUE MEASUREMENTS
Fair value is measured by using observable or, to the extent necessary, unobservable inputs.
Financial instruments recorded at fair value include our deferred compensation plan. The fair value was $28.8 million and $30.8 million at the end of the first quarter of 2026 and the end of 2025, and is included in Other non-current assets and Other non-current liabilities on our Condensed Consolidated Balance Sheets. The fair value was measured by using quoted prices in active markets.
Financial instruments not recorded at fair value on a recurring basis (debt) had an estimated fair value of $1.5 billion at both the end of the first quarter of 2026 and the end of 2025. The fair value of the debt was determined based on observable market prices in less active markets. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.
NOTE 10. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during the first quarter of 2026 and 2025 were as follows:

	First Quarter of
(In millions)	2026	2025
Beginning balance of the period	$998.7	$896.0
Revenue recognized from prior year-end	(360.9)	(327.5)
Billings net of revenue recognized from current year and other	332.9	324.3
Ending balance of the period	$970.7	$892.8
Remaining Performance Obligations
At the end of the first quarter of 2026, approximately $2.0 billion of revenue was expected to be recognized from remaining performance obligations for which goods or services had not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.4 billion, approximately 70%, of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.

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
The following table shows the computation of basic and diluted earnings per share:

	First Quarter of
	2026	2025
(In millions, except per share amounts)
Numerator:
Net income	$98.9	$66.7
Denominator:
Weighted-average shares of common stock outstanding - basic	234.5	243.3
Effect of dilutive securities	2.4	2.9
Weighted-average shares of common stock outstanding - diluted	236.9	246.2

Basic earnings per share	$0.42	$0.27
Diluted earnings per share	$0.42	$0.27
Antidilutive weighted-average shares (1)	0.5	0.1
(1)    Antidilutive stock-based awards are excluded from the calculation of diluted shares and diluted earnings per share because their impact would increase diluted earnings per share.
NOTE 12. INCOME TAXES

For the first quarter of 2026, our effective income tax rate was 24.7%, as compared to 22.8% in the corresponding period in 2025. The increase was primarily due to lower deferred tax benefits from net controlled foreign corporation tested income (“net CFC tested income”, formerly referred to as global intangible low-taxed income or “GILTI”), partially offset by lower related cash taxes.
Unrecognized tax benefits of $39.1 million and $40.0 million at the end of the first quarter of 2026 and at the end of 2025, if recognized, would favorably affect the effective income tax rate in future periods. At the end of the first quarter of 2026 and at the end of 2025, we accrued interest and penalties of $10.7 million and $9.3 million.
We accounted for the tax implications of the enacted OBBBA, and the impact to our 2026 tax rate is immaterial. The OBBBA permanently repeals the domestic R&D capitalization requirement. As a result, we expect cash tax reductions of approximately $53 million in 2026.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
At the end of the first quarter of 2026, we had non-cancellable purchase commitments of approximately $638.4 million. These non-cancellable purchase commitments primarily represent (i) various non-cancellable agreements with certain software and service providers with minimum or fixed commitments, and (ii) open non-cancellable purchase orders for purchases with our inventory vendors.
Litigation
There are no material legal proceedings.

NOTE 14. SUBSEQUENT EVENTS
On April 4, 2026, we completed the acquisition of Document Crunch, Inc. (“Document Crunch”), an AI platform advanced in construction-specific AI document analysis and risk management across the project lifecycle. This acquisition aims to strengthen document intelligence and compliance automation across our construction ecosystem and enhance existing workflows in project management and the construction enterprise resource planning (“ERP”) system.
The purchase price was approximately $250 million to acquire 100% of the equity interests in Document Crunch. We financed the acquisition by borrowing from our credit facilities (see Note 8, Debt). We have not completed the purchase price allocation as of the date of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first quarter of 2026. For a complete discussion of our critical accounting policies and estimates, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2025 Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements, refer to Note 1, Overview and Accounting Policies of this report.
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
•Continue to execute on our Connect & Scale strategy, incorporating AI capabilities;
•Deliver customer outcomes that can enable productivity, quality, safety, transparency, and environmental sustainability;
•Focus on platforms, software, services, and data;
•Address attractive markets with significant growth and profitability potential;
•Capitalize on domain knowledge and technological innovation that benefit a diverse customer base;
•Drive geographic expansion with a localization strategy;
•Optimize go-to-market strategies to best access our markets; and
•Pursue strategic and targeted acquisitions, divestitures, joint ventures, and investments.
Our focus on these growth drivers has led to sustained growth in revenue and profitability, evolving into a more streamlined and resilient business model. We continue to experience a shift toward a more significant mix of recurring revenue as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $2.4 billion, which represents growth of 12% year-over-year at the end of the first quarter of 2026. Excluding the impact of foreign currency, acquisitions, and divestitures, organic ARR growth was 12%. This shift toward recurring revenue has positively impacted our revenue mix, growth, and profitability over time and is leading to improved visibility in our businesses. Our software, services, and recurring revenue represented 78% of total revenue for the first quarter of both 2026 and 2025. Additionally, we continue to maintain focus on increasing our mix of higher margin recurring revenue, which was accelerated by recent divestitures.
As our solutions have expanded, our go-to-market model has also evolved with a balanced mix between direct, distribution, and OEM customers as well as enterprise-level customer relationships.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we refer to organic revenue growth, which is a non-GAAP measure. For a full definition of ARR, organic ARR, and organic revenue growth as used in this discussion and analysis, refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” below in this Item 2.
Impact of Recent Events on Our Business
Acquisitions and Divestitures
We acquire businesses that align with our long-term growth strategies including our strategic product roadmap and, conversely, we divest certain businesses that no longer fit those strategies. This is demonstrated by the 13 acquisitions and 25 divestitures that we have completed since 2020.

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
Macroeconomic Conditions
Macroeconomic conditions continue to present significant challenges globally, driven by geopolitical tensions, such as the conflict in the Middle East, tariff and trade policies, exchange rate and interest rate volatility, and persistent inflationary pressures.
The recent conflict in the Middle East may result in increased inflationary pressure and economic uncertainty. Additionally, the heightened trade tensions and related uncertainty of tariffs, potential refunds of certain tariffs, and imposed export control restrictions between the United States and its trading partners create additional volatility. The extent and duration of the Middle East conflict and tariffs, and their impact on global economic conditions remain uncertain and depend on various factors, including international negotiations, policy responses, potential exemptions, and shifts in global supply and demand.
If there was a deterioration in the global economy, the economies of the countries or regions where our customers are located or do business, or the industries that we or our customers serve, the demand for our products and services may decrease. We are closely monitoring global developments.

RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	First Quarter of
	2026	2025	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$311.2	$271.6	$39.6	15%
Subscription and services	628.7	569.0	59.7	10%
Total revenue	$939.9	$840.6	$99.3	12%
Gross margin	$646.3	$560.8	$85.5	15%
Gross margin as a % of revenue	68.8%	66.7%
Operating income	$144.0	$97.5	$46.5	48%
Operating income as a % of revenue	15.3%	11.6%
Diluted earnings per share	$0.42	$0.27	$0.15	56%

Non-GAAP operating income (1)	$243.2	$198.2	$45.0	23%
Non-GAAP operating income as a % of revenue (1)	25.9%	23.6%
Non-GAAP diluted earnings per share (1)	$0.79	$0.61	$0.18	30%

Annualized Recurring Revenue (1)	$2,434.6	$2,176.5	$258.1	12%

(1)    Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this report for definitions.

First Quarter of 2026 as Compared to 2025
Revenue

Change versus the corresponding period in 2025	First Quarter of 2026
	% Change
	Product	Subscription and Services	Total Revenue

Change in Revenue	15%	10%	12%
Divestitures	(2)%	(3)%	(3)%
Foreign currency exchange	3%	2%	3%
Organic growth	14%	11%	12%
Total organic revenue increased for the first quarter from both strong product demand and subscription and services growth.
Organic product revenue increased for the first quarter primarily due to strong end-user demand for civil construction solutions and revenue growth in surveying products.
Organic subscription and services revenue increased for the first quarter due to subscription growth across all segments, most notably, in AECO.
Gross Margin
Gross margin and gross margin as a percentage of revenue increased for the first quarter due to the improved mix of higher margin subscription and software term license sales, as well as the divestiture of lower margin businesses.
Operating Income
Operating income and operating income as a percentage of revenue increased for the first quarter primarily due to organic revenue and gross margin expansion, and to a lesser extent, lower acquisition and divestiture transaction expenses. In addition to organic revenue and gross margin expansion, operating income as a percentage of revenue was favorably impacted by the loss of lower margin divestiture income.
Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

	First Quarter of
	2026	2025	Dollar Change	% Change
(In millions)
Research and development	$169.5	$158.5	$11.0	7%
Percentage of revenue	18.0%	18.9%
Sales and marketing	$176.1	$153.2	$22.9	15%
Percentage of revenue	18.7%	18.2%
General and administrative	$126.7	$121.5	$5.2	4%
Percentage of revenue	13.5%	14.5%
Total	$472.3	$433.2	$39.1	9%
R&D expense increased for the first quarter primarily due to foreign exchange rate fluctuation, increased compensation expenses, software costs, and professional service costs, partially offset by the impact of divestitures. We believe that developing and introducing new solutions, including AI, are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased for the first quarter primarily due to marketing and consulting expenses related to revenue growth, as well as higher compensation expenses including commissions, partially offset by the impact of the divestitures.
G&A expense increased for the first quarter primarily due to higher compensation expenses including incentives, partially offset by lower professional services and transaction expenses.

Amortization of Purchased Intangible Assets
The following table shows amortization of purchased intangible assets for the periods indicated:

	First Quarter of
	2026	2025	Dollar Change	% Change
(In millions)
Cost of sales	$16.1	$16.4	$(0.3)	(2)%
Operating expenses	27.1	25.6	1.5	6%
Total amortization expense of purchased intangibles	$43.2	$42.0	$1.2	3%
Total amortization expense of purchased intangibles as a percentage of revenue	5%	5%
Total amortization expense of purchased intangibles slightly increased for the first quarter primarily due to foreign currency exchange impacts, partially offset by the expiration of prior years’ acquisition amortization.
Non-Operating (Expense) Income, Net
The following table shows non-operating (expense) income, net for the periods indicated:

	First Quarter of
	2026	2025	Dollar Change	% Change
(In millions)
Interest expense, net	$(19.5)	$(15.6)	$(3.9)	25%
Income from equity method investments, net	0.8	1.0	(0.2)	(20)%
Other income, net	6.0	3.5	2.5	71%
Total non-operating expense, net	$(12.7)	$(11.1)	$(1.6)	14%
Non-operating expense, net increased for the first quarter primarily due to lower interest income from lower average cash balances, partially offset by lower foreign currency exchange losses reported in other income,net.
Income Tax Provision
For the first quarter of 2026, our effective income tax rate was 24.7%, as compared to 22.8% in the corresponding period in 2025. The increase was primarily due to lower deferred tax benefits from net CFC tested income, partially offset by lower related cash taxes.
We accounted for the tax implications of the enacted OBBBA and the impact to our 2026 tax rate is immaterial. We believe that OBBBA will not have a material impact on our future effective income tax rate.
Results by Segment
We report our financial performance, including revenue and operating income, based on three reportable segments: AECO, Field Systems, and T&L.
Our CODM views and evaluates operations based on the results of our reportable operating segments under our management reporting system. These results are not necessarily in conformance with U.S. GAAP. For additional discussion of our segments, refer to Note 7, Segment and Geographic Information of this report.

The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	First Quarter of
	2026	2025	Dollar Change	% Change
(In millions)
AECO
Segment revenue	$391.1	$335.4	$55.7	17%
Segment revenue as a % of total revenue	42%	40%
Segment operating income	$123.1	$91.6	31.5	34%
Segment operating income as a % of segment revenue	31.5%	27.3%
Field Systems
Segment revenue	$409.2	$359.2	50.0	14%
Segment revenue as a % of total revenue	43%	43%
Segment operating income	$118.0	$106.6	11.4	11%
Segment operating income as a % of segment revenue	28.8%	29.7%
T&L
Segment revenue	$139.6	$146.0	(6.4)	(4)%
Segment revenue as a % of total revenue	15%	17%
Segment operating income	$33.8	$26.1	7.7	30%
Segment operating income as a % of segment revenue	24.2%	17.9%
The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	First Quarter of
	2026	2025
(In millions)
Total segment operating income	$274.9	$224.3
Unallocated general corporate expenses	(31.7)	(26.1)
Amortization of purchased intangible assets	(43.2)	(42.0)
Acquisition / divestiture items	(5.9)	(8.9)
Stock-based compensation / deferred compensation	(43.7)	(37.5)
Restructuring and other costs	(6.4)	(12.3)
Consolidated operating income	144.0	97.5
Total non-operating expense, net	(12.7)	(11.1)
Consolidated income before taxes	$131.3	$86.4
AECO

First Quarter of 2026
Change versus the corresponding period in 2025	% Change

Change in Revenue - AECO	17%
Foreign currency exchange	3%
Organic growth	14%
Organic revenue increased for the first quarter due to strong demand for subscription offerings and, to a lesser extent, software term licenses. Revenue benefited from cumulative growth along with an expansion of customers across many products, with the largest impacts resulting from Construction Management Systems, Structures, and Architecture & Design.
Operating income and operating income as a percentage of revenue increased for the first quarter primarily due to organic revenue and gross margin expansion.

Field Systems

First Quarter of 2026
Change versus the corresponding period in 2025	% Change

Change in Revenue - Field Systems	14%
Foreign currency exchange	2%
Organic growth	12%
Organic revenue increased for the first quarter primarily due to strong end-user demand for Civil Construction and Surveying solutions.
Operating income increased for the first quarter primarily due to organic revenue growth. Operating income as a percentage of revenue slightly decreased primarily due to higher operating expenses in marketing and compensation to support long-term growth initiatives.
T&L

First Quarter of 2026
Change versus the corresponding period in 2025	% Change

Change in Revenue - T&L	(4)%
Divestitures	(15)%
Foreign currency exchange	5%
Organic growth	6%
Organic revenue increased for the first quarter primarily driven by subscription revenue growth from Transporeon and MAPS.
Operating income and operating income as a percentage of revenue increased for the first quarter primarily due to organic recurring revenue and gross margin expansion.
LIQUIDITY AND CAPITAL RESOURCES

	As of
	First Quarter of	Year End
	2026	2025	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents	$234.1	$253.4	$(19.3)	(8)%
As a percentage of total assets	2.6%	2.7%
Principal balance of outstanding debt	$1,420.3	$1,400.0	$20.3	1%

	First Quarter of
	2026	2025	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$274.7	$155.6	$119.1	77%
Net cash used in investing activities	(5.1)	(14.5)	9.4	(65)%
Net cash used in financing activities	(285.9)	(611.1)	325.2	(53)%
Effect of exchange rate changes on cash and cash equivalents	(3.0)	12.2	(15.2)	(125)%
Net decrease in cash and cash equivalents	$(19.3)	$(457.8)
Operating Activities
The increase in cash provided by operating activities was primarily driven by higher operating income, lower cash taxes paid, and lower incentive bonus payments.

Investing Activities
The decrease in cash used in investing activities was primarily due to higher cash divested in the prior year as part of the Mobility divestiture.
Financing Activities
The decrease in cash used in financing activities was primarily driven by $304.6 million in lower cash paid for repurchases of common stock compared to the prior year.
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
In December 2025, we entered into the 2025 Credit Facility, which replaced the 2022 Credit Facility. The 2025 Credit Facility contains an option to increase the borrowing from $1.25 billion up to $1.75 billion with lender approval. As of April 3, 2026, $10.0 million was outstanding under the 2025 Credit Facility.
Subsequent to the end of the first quarter of 2026, we borrowed $250 million from our credit facilities to finance an acquisition. See Note 14, Subsequent Events for further details.
The enacted OBBBA permanently repealed the domestic R&D capitalization requirement. As a result, we expect cash tax reductions of approximately $53 million in 2026.
Our cash requirements have not otherwise materially changed since the 2025 Form 10-K.

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
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		First Quarter of
		2026		2025
		Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$939.9		$840.6
GROSS MARGIN:
GAAP gross margin:		$646.3	68.8%	$560.8	66.7%
Amortization of purchased intangible assets	(A)	16.1		16.4
Stock-based compensation / deferred compensation	(C)	4.2		4.3
Restructuring and other costs	(D)	0.3		0.2
Non-GAAP gross margin:		$666.9	71.0%	$581.7	69.2%
OPERATING EXPENSES:
GAAP operating expenses:		$502.3	53.4%	$463.3	55.1%
Amortization of purchased intangible assets	(A)	(27.1)		(25.6)
Acquisition / divestiture items	(B)	(5.9)		(8.9)
Stock-based compensation / deferred compensation	(C)	(39.5)		(33.2)
Restructuring and other costs	(D)	(6.1)		(12.1)
Non-GAAP operating expenses:		$423.7	45.1%	$383.5	45.6%
OPERATING INCOME:
GAAP operating income:		$144.0	15.3%	$97.5	11.6%
Amortization of purchased intangible assets	(A)	43.2		42.0
Acquisition / divestiture items	(B)	5.9		8.9
Stock-based compensation / deferred compensation	(C)	43.7		37.5
Restructuring and other costs	(D)	6.4		12.3
Non-GAAP operating income:		$243.2	25.9%	$198.2	23.6%

		First Quarter of
		2026		2025
NON-OPERATING EXPENSE, NET:
GAAP non-operating expense, net:		$(12.7)		$(11.1)
Acquisition / divestiture items	(B)	(4.1)		(5.3)
Deferred compensation	(C)	(2.0)		0.9
Restructuring and other costs	(D)	1.9		0.1
Non-GAAP non-operating expense, net:		$(16.9)		$(15.4)
			Tax Rate %		Tax Rate %
			(F)		(F)
INCOME TAX PROVISION:
GAAP income tax provision:		$32.4	24.7%	$19.7	22.8%
Non-GAAP items tax effected	(E)	7.0		11.7
Non-GAAP income tax provision:		$39.4	17.4%	$31.4	17.2%

NET INCOME:
GAAP net income:		$98.9		$66.7
Amortization of purchased intangible assets	(A)	43.2		42.0
Acquisition / divestiture items	(B)	1.8		3.6
Stock-based compensation	(C)	41.7		38.4
Restructuring and other costs	(D)	8.3		12.4
Non-GAAP tax adjustments	(E)	(7.0)		(11.7)
Non-GAAP net income:		$186.9		$151.4
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share:		$0.42		$0.27
Amortization of purchased intangible assets	(A)	0.18		0.17
Acquisition / divestiture items	(B)	0.01		0.01
Stock-based compensation	(C)	0.18		0.16
Restructuring and other costs	(D)	0.03		0.05
Non-GAAP tax adjustments	(E)	(0.03)		(0.05)
Non-GAAP diluted net income per share:		$0.79		$0.61
ADJUSTED EBITDA:
GAAP operating income:		$144.0	15.3%	$97.5	11.6%
Amortization of purchased intangible assets	(A)	43.2		42.0
Acquisition / divestiture items	(B)	5.9		8.9
Stock-based compensation / deferred compensation	(C)	43.7		37.5
Restructuring and other costs	(D)	6.4		12.3
Non-GAAP operating income:		243.2	25.9%	198.2	23.6%
Depreciation expense and cloud computing amortization		11.8		12.0
Income from equity method investments, net		2.7		1.9
Adjusted EBITDA		$257.7	27.4%	$212.1	25.2%
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
Non-GAAP income tax provision
We define non-GAAP income tax provision as the GAAP income tax provision adjusted for the tax effects of the non-GAAP pre-tax adjustments (A) through (D), excluding certain tax charges and benefits such as net deferred tax impacts resulting from tax amortization related to a non-U.S. intercompany transfer of intellectual property and certain acquisitions, deferred tax impacts from net CFC tested income, significant reserve releases upon the expiration of statute of limitations and audit closures, and tax law changes. We believe this measure helps investors because it provides for consistent treatment of excluded items in our non-GAAP presentation.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the first quarter of 2026, revenue was favorably impacted by $23.5 million, and operating income was unfavorably impacted by $0.3 million.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables that are primarily denominated in Euro, Canadian Dollars, New Zealand Dollars, Norwegian Krone, and Brazilian Real. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. We occasionally enter into foreign currency exchange contracts to hedge the purchase price of some of our larger business acquisitions.
Our foreign currency contracts are marked-to-market through earnings every period and generally range in maturity from one to two months. We do not enter into foreign currency contracts for trading purposes. Foreign currency contracts outstanding at the end of the first quarter of 2026 and at the end of 2025 are summarized as follows:

	First Quarter of 2026		Year End 2025
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(367.2)	$1.5	$(269.7)	$(1.2)
Sold	50.8	(0.3)	60.8	(0.4)

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of such period because of the material weaknesses in internal controls previously reported in our 2025 Form 10-K.
(b) Remediation of Previously Reported Material Weaknesses.
Remediation Plan for Material Weaknesses
We, with the oversight of the Audit Committee, continue to make progress on our remediation plans for the material weaknesses identified in prior years. For the previously identified material weaknesses that remain, we continue to implement the remediation plans as follows:
•Designing and implementing certain information technology general controls (“ITGCs”) for business systems related to our financial reporting processes, and ensuring they are operating effectively to support process-level automated and manual control activities that are dependent upon information derived from IT systems.
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
(c) Changes in Internal Control over Financial Reporting.
Except as listed below, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In 2025 and continuing into the first quarter of 2026, we made the following changes in our internal control over financial reporting:
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no material legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factor disclosures since our 2025 Form 10-K. The risk factors described in the 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchase of Equity Securities
On December 3, 2025, the Board of Directors approved the December 2025 Program, which does not have an expiration date. We may repurchase stock from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or other means.
The following table provides information relating to our purchases of equity securities for the first quarter of 2026, which were made under the December 2025 Program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 3, 2026 – February 6, 2026	337,851	$79.63	337,851	$898,215,691
February 7, 2026 – March 6, 2026	2,555,591	$67.01	2,555,591	$726,961,242
March 7, 2026 – April 3, 2026	1,795,516	$66.13	1,795,516	$608,216,041
Total	4,688,958		4,688,958
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the first quarter of 2026, the following Section 16 officers and directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K under the Exchange Act) intended to satisfy the affirmative defense of Rule 10b5-1(c):
•On March 4, 2026, Kaigham Gabriel, Director, adopted a Rule 10b5-1 trading arrangement that provides for potential sales of up to 4,194 shares of our common stock between June 3, 2026 and November 4, 2026.
ITEM 6. EXHIBITS
We have filed, or incorporated into the report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this report.

EXHIBIT INDEX

Exh. No.	Description of Exhibit	Filed or furnished herewith or incorporated by reference to:
3.1	Certificate of Incorporation of Trimble Inc.	Exhibit 3.1 to Form 8-K filed Oct. 3, 2016
3.2	Amended and Restated By-Laws of Trimble Inc. (effective May 30, 2024)	Exhibit 3.1 to Form 8-K filed May 31, 2024
10.1*	Employee Stock Purchase Plan, as amended March 26, 2026	Appendix B of Form DEF 14A filed Apr 9, 2026
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2026, formatted in Inline XBRL, tagged as blocks of text and including detailed tags:
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
*    Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE INC. (Registrant)

By:	/s/ PHILLIP SAWARYNSKI
Phillip Sawarynski Chief Financial Officer (Authorized Officer and Principal Financial Officer)
Date:	May 6, 2026