Form 10-Q
period 2026-07-03
TRIMBLE INC.
filed 2026-08-12
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 3, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____
Commission file number: 001-14845

TRIMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2802192 (I.R.S. Employer Identification Number)
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
As of August 7, 2026, there were 233,179,848 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements include, among other things:
•general global macroeconomic outlook, including heightened trade tensions and related uncertainty of tariffs, including export control restrictions between the United States and its trading partners, and associated supply chain disruptions, slowing growth, inflationary pressures, and fluctuations in interest rates;
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

TRIMBLE INC.
Form 10-Q for the Quarter Ended July 3, 2026

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	Second Quarter of	Year End
	2026	2025
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$214.4	$253.4
Accounts receivable, net	598.1	856.0
Inventories	185.3	186.3
Prepaid expenses	115.3	102.7
Other current assets	231.8	233.5
Total current assets	1,344.9	1,631.9
Property and equipment, net	183.2	182.8
Goodwill	4,826.6	5,239.7
Other purchased intangible assets, net	850.4	924.1
Deferred income tax assets	253.8	260.0
Equity investments	617.4	610.8
Other non-current assets	464.5	462.7
Total assets	$8,540.8	$9,312.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$16.4	$—
Accounts payable	195.3	168.3
Accrued compensation and benefits	166.5	211.7
Deferred revenue	833.9	894.0
Income taxes payable	6.6	17.7
Other current liabilities	191.5	211.7
Total current liabilities	1,410.2	1,503.4
Long-term debt	1,442.9	1,392.2
Deferred revenue, non-current	113.2	104.7
Deferred income tax liabilities	180.9	190.5
Other non-current liabilities	282.8	285.0
Total liabilities	3,430.0	3,475.8
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 233.2 and 236.0 shares issued and outstanding at the end of the second quarter of 2026 and year end 2025	0.2	0.2
Additional paid-in-capital	2,489.9	2,437.9
Retained earnings	2,702.3	3,387.6
Accumulated other comprehensive (loss) income	(81.6)	10.5
Total stockholders’ equity	5,110.8	5,836.2
Total liabilities and stockholders’ equity	$8,540.8	$9,312.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Second Quarter of		First Two Quarters of
(In millions, except per share amounts)	2026	2025	2026	2025
Revenue:
Product	$331.4	$292.8	$642.6	$564.4
Subscription and services	640.6	582.9	1,269.3	1,151.9
Total revenue	972.0	875.7	1,911.9	1,716.3
Cost of sales:
Product	160.1	144.4	318.3	288.1
Subscription and services	120.1	117.3	239.4	237.0
Amortization of purchased intangible assets	16.9	16.1	33.0	32.5
Total cost of sales	297.1	277.8	590.7	557.6
Gross margin	674.9	597.9	1,321.2	1,158.7
Operating expense:
Research and development	177.1	163.3	346.6	321.8
Sales and marketing	176.3	158.4	352.4	311.6
General and administrative	149.7	117.6	276.4	239.1
Restructuring	12.6	4.0	15.5	8.5
Amortization of purchased intangible assets	27.2	26.8	54.3	52.4
Total operating expense	542.9	470.1	1,045.2	933.4
Operating income	132.0	127.8	276.0	225.3
Non-operating (expense) income, net:
Goodwill impairment	(562.0)	—	(562.0)	—
Interest expense, net	(20.9)	(19.4)	(40.4)	(35.0)
Income from equity method investments, net	2.6	2.3	3.4	3.3
Other income, net	3.5	2.6	9.5	6.1
Total non-operating expense, net	(576.8)	(14.5)	(589.5)	(25.6)
(Loss) income before taxes	(444.8)	113.3	(313.5)	199.7
Income tax provision	26.9	24.1	59.3	43.8
Net (loss) income	$(471.7)	$89.2	$(372.8)	$155.9
Loss (earnings) per share:
Basic	$(2.02)	$0.37	$(1.60)	$0.65
Diluted	$(2.02)	$0.37	$(1.60)	$0.64
Shares used in calculating (loss) earnings per share:
Basic	233.0	238.1	233.7	240.7
Diluted	233.0	239.6	233.7	242.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
	2026	2025	2026	2025
(In millions)
Net (loss) income	$(471.7)	$89.2	$(372.8)	$155.9
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax	(52.6)	228.0	(91.7)	411.8
Net change related to derivatives and other, net of tax	(0.2)	(0.1)	(0.4)	(0.4)
Comprehensive (loss) income	$(524.5)	$317.1	$(464.9)	$567.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in millions)	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Second Quarter Ended July 3, 2026	Shares	Amount	Additional Paid-In Capital
Balance as of April 3, 2026	231.7	$0.2	$2,448.6	$3,217.2	$(28.8)	$5,637.2
Net loss	—	—	—	(471.7)	—	(471.7)
Other comprehensive loss	—	—	—	—	(52.8)	(52.8)
Issuance of common stock under employee plans, net of tax withholdings	1.5	—	(8.2)	(43.2)	—	(51.4)
Stock repurchases	—	—	1.0	—	—	1.0
Stock-based compensation	—	—	48.5	—	—	48.5
Balance as of July 3, 2026	233.2	$0.2	$2,489.9	$2,702.3	$(81.6)	$5,110.8

	Common stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
First Two Quarters Ended July 3, 2026	Shares	Amount	Additional Paid-In Capital
Balance as of January 2, 2026	236.0	$0.2	$2,437.9	$3,387.6	$10.5	$5,836.2
Net loss	—	—	—	(372.8)	—	(372.8)
Other comprehensive loss	—	—	—	—	(92.1)	(92.1)
Issuance of common stock under employee plans, net of tax withholdings	1.9	—	9.8	(44.5)	—	(34.7)
Stock repurchases	(4.7)	—	(50.8)	(268.0)	—	(318.8)
Stock-based compensation	—	—	93.0	—	—	93.0
Balance as of July 3, 2026	233.2	$0.2	$2,489.9	$2,702.3	$(81.6)	$5,110.8

(in millions)	Common stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Second Quarter Ended July 4, 2025	Shares	Amount	Additional Paid-In Capital
Balance as of April 4, 2025	237.2	$0.2	$2,333.8	$3,283.5	$(198.4)	$5,419.1
Net income	—	—	—	89.2	—	89.2
Other comprehensive income	—	—	—	—	227.9	227.9
Issuance of common stock under employee plans, net of tax withholdings	1.5	—	(6.3)	(36.0)	—	(42.3)
Stock repurchases	(0.7)	—	(6.0)	(43.1)	—	(49.1)
Stock-based compensation	—	—	43.3	—	—	43.3
Balance as of July 4, 2025	238.0	$0.2	$2,364.8	$3,293.6	$29.5	$5,688.1

	Common stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
First Two Quarters Ended July 4, 2025	Shares	Amount	Additional Paid-In Capital
Balance as of January 3, 2025	245.8	$0.2	$2,369.4	$3,757.6	$(381.9)	$5,745.3
Net income	—	—	—	155.9	—	155.9
Other comprehensive income	—	—	—	—	411.4	411.4
Issuance of common stock under employee plans, net of tax withholdings	1.9	—	10.8	(36.8)	—	(26.0)
Stock repurchases	(9.7)	—	(99.4)	(583.1)	—	(682.5)
Stock-based compensation	—	—	84.0	—	—	84.0
Balance as of July 4, 2025	238.0	$0.2	$2,364.8	$3,293.6	$29.5	$5,688.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Two Quarters of
(In millions)	2026	2025
Cash flow from operating activities:
Net (loss) income	$(372.8)	$155.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	101.0	98.8
Goodwill impairment	562.0	—
Deferred income taxes	5.3	(19.5)
Stock-based compensation	85.1	76.3
Other, net	(6.8)	36.6
(Increase) decrease in assets:
Accounts receivable, net	250.4	202.7
Inventories	5.5	12.6
Other current and non-current assets	(23.4)	(6.4)
Increase (decrease) in liabilities:
Accounts payable	26.8	(12.5)
Accrued compensation and benefits	(43.3)	(65.5)
Deferred revenue	(54.4)	(31.8)
Income taxes payable	(11.0)	(308.5)
Other current and non-current liabilities	(9.4)	(36.6)
Net cash provided by operating activities	515.0	102.1
Cash flow from investing activities:
Divestitures of businesses, net of cash divested	(2.0)	(7.3)
Acquisitions of businesses, net of cash acquired	(230.5)	(4.4)
Purchases of property and equipment	(13.2)	(12.5)
Other, net	0.4	(3.0)
Net cash used in investing activities	(245.3)	(27.2)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	(32.5)	(23.1)
Repurchases of common stock	(329.0)	(677.4)
Proceeds from debt and revolving credit lines	795.8	348.3
Payments on debt and revolving credit lines	(729.5)	(227.3)
Other, net	(7.2)	(3.1)
Net cash used in financing activities	(302.4)	(582.6)
Effect of exchange rate changes on cash and cash equivalents	(6.3)	25.8
Net decrease in cash and cash equivalents	(39.0)	(481.9)
Cash and cash equivalents - beginning of period (1)	253.4	747.8
Cash and cash equivalents - end of period	$214.4	$265.9
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$36.1	$365.3
Non-cash equity investments (Note 4)

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
We use a 52- to 53-week fiscal year ending on the Friday nearest to December 31. Fiscal years 2026 and 2025 are 52-week years. The second quarter of 2026 and 2025 ended on July 3, 2026 and July 4, 2025. Unless otherwise stated, all dates refer to these periods.
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
On December 3, 2025, the Board of Directors approved a stock repurchase program for up to $1.0 billion in repurchases of the Company’s common stock (the “December 2025 Program”). The December 2025 Program does not have an expiration date and replaces the February 2025 Program, of which $199.0 million was remaining but is now cancelled.
Under the December 2025 Program, we may repurchase stock from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or other means. The timing and amount of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available sources and uses of capital, applicable legal requirements, and other factors. This program may be suspended, modified, or discontinued at any time without prior notice. At the end of the second quarter of 2026, there were remaining authorized funds of $608.2 million.
There were no stock repurchases during the second quarter of 2026. During the first two quarters of 2026, we repurchased approximately 4.7 million shares of common stock in open market purchases at an average price of $67.59 per share for a total of $316.9 million, excluding related excise taxes.
During the second quarter and the first two quarters of 2025, we repurchased approximately 0.7 million and 9.7 million shares of common stock in open market purchases at an average price of $71.43 and $70.04 per share for a total of $50.0 million and $677.4 million, excluding related excise taxes.
Subsequent to the end of the second quarter of 2026, the Board of Directors approved a new stock repurchase program authorizing up to $1.0 billion in repurchases of our common stock, which replaced the existing December 2025 Program.
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

NOTE 3. ACQUISITIONS
Document Crunch Acquisition
On April 4, 2026, we completed the acquisition of Document Crunch, Inc. (“Document Crunch”) for consideration of $246.4 million for 100% of the equity interests in Document Crunch. We financed the acquisition by borrowing from our credit facilities (see Note 9, Debt). Document Crunch is an AI platform advanced in construction-specific AI document analysis and risk management across the project lifecycle. This acquisition aims to strengthen document intelligence and compliance automation across our construction ecosystem and enhance existing workflows in project management and the construction enterprise resource planning (“ERP”) system.
As a result of the acquisition, we recognized net identifiable assets of $39.4 million, including intangible assets of $32.4 million. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. The excess of purchase consideration over the fair value of net identifiable assets acquired was recorded as goodwill of $207.0 million representing future product development and company-specific synergies.
Document Crunch is reported as part of our Architects, Engineers, Construction, and Owners (“AECO”) segment. The Condensed Consolidated Statements of Income include the operating results of the acquired business from the date of acquisition. The acquisition contributed less than 1% to our total revenue during the second quarter and the first two quarters of 2026.

NOTE 4. DIVESTITURES
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
There were no material divestitures in the first two quarters of 2026.
NOTE 5. EQUITY INVESTMENTS
The following table presents our equity investments in non-marketable securities:

	As of
	Second Quarter of	Year End
	2026	2025
(In millions)
Equity method investments	$345.7	$340.4
Other investments	271.7	270.4
Total equity investments	$617.4	$610.8
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
Of the total carrying amount of equity method investments, our 15% investment in PTx Trimble was $212.1 million and $216.8 million at the end of the second quarter of 2026 and end of 2025.
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
Of the total carrying amount of other investments, our 32.5% investment in Platform Science was $253.9 million at both the end of the second quarter of 2026 and end of 2025.
NOTE 6. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	As of
	Second Quarter of 2026			Year End 2025
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$820.8	$(617.4)	$203.4	$804.9	$(592.3)	$212.6
Customer relationships	1,156.2	(512.6)	643.6	1,199.6	(491.6)	708.0
Trade names and other intellectual properties	35.3	(31.9)	3.4	35.1	(31.6)	3.5
	$2,012.3	$(1,161.9)	$850.4	$2,039.6	$(1,115.5)	$924.1

The estimated future amortization expense of intangible assets at the end of the second quarter of 2026 was as follows:

(In millions)
2026 (Remaining)	$85.5
2027	159.5
2028	145.4
2029	123.7
2030	87.8
Thereafter	248.5
Total	$850.4
Goodwill
The changes in the carrying amount of goodwill by segment for the first two quarters of 2026 were as follows:

	AECO	Field Systems	T&L	Total
(In millions)
Balance as of year end 2025	$2,037.0	$977.2	$2,225.5	$5,239.7
Additions due to acquisitions	207.0	—	—	207.0
Goodwill impairment	—	—	(562.0)	(562.0)
Foreign currency translation and other adjustments	(10.5)	(5.4)	(42.2)	(58.1)
Balance as of the end of the second quarter of 2026	$2,233.5	$971.8	$1,621.3	$4,826.6
Goodwill impairment
During the second quarter of 2026, we identified a triggering event for goodwill impairment testing due to a sustained decline in market capitalization and stock price reflecting heightened macroeconomic uncertainty and lower market multiples for software businesses. As a result, we performed an interim assessment of our goodwill and other long-lived assets and recorded a goodwill impairment of $562.0 million in our T&L reporting unit. The impairment amount represents the excess of the carrying value of the T&L reporting unit over its fair value, which we estimated using a combination of income- and market-based valuation approaches and inputs.
NOTE 7. INVENTORIES
The components of inventories, net were as follows:

	As of
	Second Quarter of	Year End
	2026	2025
(In millions)
Raw materials	$62.9	$70.4
Work-in-process	7.5	5.1
Finished goods	114.9	110.8
Total inventories	$185.3	$186.3
NOTE 8. SEGMENT AND GEOGRAPHIC INFORMATION
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
Our reportable segments are described below:

•AECO. This segment primarily serves organizations across architecture, engineering, construction, and asset ownership through a connected lifecycle solution. Within this segment, our most substantial product portfolios are focused on architectural and interior design, structural and civil engineering, building and infrastructure construction, and the operations and maintenance of assets. Products are sold through a multi-channel approach, including direct, indirect, and digital channels.
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
•Transportation and Logistics. This segment provides a suite of solutions for shippers, carriers, retailers, and intermediaries globally. Within this segment, our solutions are designed to create a connected supply chain by integrating all forms of transportation, drivers, back-office management, and freight operations to build a safer, simpler, and more efficient global supply chain. Products are sold directly to end users or through software integrations.
The following tables reflect the revenue, costs and expenses, and operating income of our reportable operating segments under our management reporting system. Segment costs and expenses include directly attributable costs and certain indirect costs allocated to segments, such as facilities, information technology, cloud services, finance, legal, and human resources. This is consistent with the way the CODM evaluates each segment’s performance and allocates resources.

	Reportable Segments
	AECO	Field Systems	T&L
(In millions)
Second Quarter of 2026
Segment revenue	$388.5	$442.5	$141.0
Cost of sales	61.2	177.3	34.1
Operating expense	208.3	119.4	73.0
Operating income	$119.0	$145.8	$33.9
Operating income %	30.6%	32.9%	24.0%

Second Quarter of 2025
Segment revenue	$350.3	$392.7	$132.7
Cost of sales	59.7	161.9	33.6
Operating expense	184.2	109.8	70.5
Operating income	$106.4	$121.0	$28.6
Operating income %	30.4%	30.8%	21.6%

First Two Quarters of 2026
Segment revenue	$779.6	$851.7	$280.6
Cost of sales	123.9	352.3	68.5
Operating expense	413.6	235.6	144.4
Operating income	$242.1	$263.8	$67.7
Operating income %	31.1%	31.0%	24.1%

First Two Quarters of 2025
Segment revenue	$685.7	$751.9	$278.7
Cost of sales	118.6	316.1	78.2
Operating expense	369.1	208.2	145.8
Operating income	$198.0	$227.6	$54.7
Operating income %	28.9%	30.3%	19.6%

A reconciliation of the condensed consolidated segment operating income to condensed consolidated income before income taxes was as follows:

	Second Quarter of		First Two Quarters of
	2026	2025	2026	2025
(In millions)
Total segment operating income	$298.7	$256.0	$573.6	$480.3
Unallocated general corporate expenses	(38.1)	(33.4)	(69.8)	(59.5)
Amortization of purchased intangible assets	(44.1)	(42.9)	(87.3)	(84.9)
Acquisition / divestiture items	(23.9)	(2.7)	(29.8)	(11.6)
Stock-based compensation / deferred compensation	(44.3)	(40.8)	(88.0)	(78.3)
Restructuring and other costs	(16.3)	(8.4)	(22.7)	(20.7)
Consolidated operating income	132.0	127.8	276.0	225.3
Total non-operating expense, net	(576.8)	(14.5)	(589.5)	(25.6)
Consolidated (loss) income before taxes	$(444.8)	$113.3	$(313.5)	$199.7
The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reportable Segments tables above.

	Reportable Segments
	AECO	Field Systems	T&L	Total
(In millions)
Second Quarter of 2026
North America	$254.1	$254.1	$71.8	$580.0
Europe	90.7	112.4	65.5	268.6
Asia Pacific	33.6	53.5	2.6	89.7
Rest of World	10.1	22.5	1.1	33.7
Total segment revenue	$388.5	$442.5	$141.0	$972.0

Second Quarter of 2025
North America	$223.9	$216.5	$70.5	$510.9
Europe	86.2	105.5	58.0	249.7
Asia Pacific	30.5	47.7	3.3	81.5
Rest of World	9.7	23.0	0.9	33.6
Total segment revenue	$350.3	$392.7	$132.7	$875.7

First Two Quarters of 2026
North America	$504.9	$473.8	$146.2	$1,124.9
Europe	186.2	223.6	127.1	536.9
Asia Pacific	66.6	107.8	5.3	179.7
Rest of World	21.9	46.5	2.0	70.4
Total segment revenue	$779.6	$851.7	$280.6	$1,911.9

First Two Quarters of 2025
North America	$453.1	$408.8	$154.7	$1,016.6
Europe	158.0	201.1	113.3	472.4
Asia Pacific	58.2	97.1	6.0	161.3
Rest of World	16.4	44.9	4.7	66.0
Total segment revenue	$685.7	$751.9	$278.7	$1,716.3
Total revenue in the United States, as included in the Condensed Consolidated Statements of Income, was $534.4 million and $466.9 million for the second quarter, and $1.0 billion and $936.7 million for the first two quarters of 2026 and 2025. No single customer or country other than the United States accounted for 10% or more of our total revenue.

NOTE 9. DEBT
Total outstanding debt consisted of the following:

			As of
		Effective interest rate	Second Quarter of	Year End
Instrument	Date of Issuance		2026	2025
(In millions)
Senior Notes:
Senior Notes, 4.90%, due June 2028	June 2018	5.04%	$600.0	$600.0
Senior Notes, 6.10%, due March 2033	March 2023	6.13%	800.0	800.0
Credit Facilities:
2025 Revolving Credit Facility, due December 2030	December 2025	4.74%	50.0	—
Uncommitted Credit Facilities, floating rate		5.10%	16.4	—
Unamortized discount and issuance costs			(7.1)	(7.8)
Total debt			$1,459.3	$1,392.2
Less: Short-term debt			16.4	—
Total long-term debt			$1,442.9	$1,392.2
Debt Maturities
At the end of the second quarter of 2026, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2026 (Remaining)	$16.4
2027	—
2028	600.0
2029	—
2030	50.0
Thereafter	800.0
Total	$1,466.4
Senior Notes
All of our senior notes are unsecured obligations. Interest on the senior notes is payable semi-annually in June and December of each year for the 2028 senior notes and in March and September of each year for the 2033 senior notes. Additional details are unchanged from the information disclosed in Note 9, Debt of the 2025 Form 10-K.
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
During the second quarter of 2026, we borrowed $200.0 million from the 2025 Credit Facility to finance the acquisition of Document Crunch. See Note 3, Acquisitions for further details. At the end of the second quarter of 2026, $50.0 million remained outstanding under the 2025 Credit Facility.
At the end of the second quarter of 2026, we were in compliance with our debt covenants for the 2025 Credit Facility. Additional details are unchanged from the information disclosed in Note 9, Debt of the 2025 Form 10-K.
Uncommitted Facilities
At the end of the second quarter of 2026, we had one $150.0 million revolving credit facility, which was increased during the second quarter from a previous credit limit of $75.0 million, and one €100.0 million revolving credit facility. Both of these facilities are uncommitted. Generally, these variable-rate, uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.
During the second quarter of 2026, we borrowed $50.0 million from our $150.0 million uncommitted facility to finance the acquisition of Document Crunch. See Note 3, Acquisitions for further details. At the end of the second quarter of 2026, $16.4 million remained outstanding under such uncommitted facility.
NOTE 10. FAIR VALUE MEASUREMENTS
Fair value is measured by using observable or, to the extent necessary, unobservable inputs.
Financial instruments recorded at fair value include our deferred compensation plan. The fair value was $30.9 million and $30.8 million at the end of the second quarter of 2026 and the end of 2025 and is included in Other non-current assets and Other non-current liabilities on the Condensed Consolidated Balance Sheets. The fair value was measured by using quoted prices in active markets.
Financial instruments not recorded at fair value on a recurring basis (debt) had an estimated fair value of $1.5 billion at both the end of the second quarter of 2026 and the end of 2025. The fair value of the debt was determined based on observable market prices in less active markets. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.
NOTE 11. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during the second quarter of 2026 and 2025 were as follows:

	Second Quarter of		First Two Quarters of
(In millions)	2026	2025	2026	2025
Beginning balance of the period	$970.7	$892.8	$998.7	$896.0
Revenue recognized from prior year-end	(231.1)	(218.5)	(592.0)	(546.0)
Billings net of revenue recognized from current year and other	207.5	207.9	540.4	532.2
Ending balance of the period	$947.1	$882.2	$947.1	$882.2
Remaining Performance Obligations
At the end of the second quarter of 2026, approximately $2.0 billion of revenue was expected to be recognized from remaining performance obligations for which goods or services had not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.4 billion, approximately 69%, of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.
NOTE 12. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted-average number of shares of common stock outstanding during the period plus additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive shares of common stock include outstanding stock options, restricted stock units, contingently issuable shares, and shares to be purchased under our employee stock purchase plan.

The following table shows the computation of basic and diluted earnings per share:

	Second Quarter of		First Two Quarters of
	2026	2025	2026	2025
(In millions, except per share amounts)
Numerator:
Net (loss) income	$(471.7)	$89.2	$(372.8)	$155.9
Denominator:
Weighted-average shares of common stock outstanding - basic	233.0	238.1	233.7	240.7
Effect of dilutive securities	—	1.5	—	2.2
Weighted-average shares of common stock outstanding - diluted	233.0	239.6	233.7	242.9
Net (loss) earnings per share
Basic	$(2.02)	$0.37	$(1.60)	$0.65
Diluted	$(2.02)	$0.37	$(1.60)	$0.64
Antidilutive shares (1)	3.2	0.8	3.4	0.6
(1)    Antidilutive stock-based awards are excluded from the weighted-average shares used to calculate diluted (loss) earnings per share because of their antidilutive impact.
NOTE 13. INCOME TAXES

For the second quarter of 2026, our effective income tax rate was (6.0)%, as compared to 21.3% in the corresponding period in 2025. For the first two quarters, our effective income tax rate was (18.9)%, as compared to 21.9% in the prior year. The negative effective income tax rates were due to an income tax expense against a pre-tax loss that primarily resulted from a non-deductible goodwill impairment recognized during the second quarter of 2026.
Unrecognized tax benefits of $40.0 million at both the end of the second quarter of 2026 and the end of 2025, if recognized, would favorably affect the effective income tax rate in future periods. At the end of the second quarter of 2026 and at the end of 2025, we accrued interest and penalties of $11.0 million and $9.3 million.
We accounted for the tax implications of the enacted OBBBA, and the impact to our 2026 tax rate is immaterial. The OBBBA permanently repeals the domestic R&D capitalization requirement. As a result, we expect cash tax reductions of approximately $53 million in 2026.
NOTE 14. COMMITMENTS AND CONTINGENCIES
Commitments
At the end of the second quarter of 2026, we had non-cancellable purchase commitments of approximately $625.8 million. These non-cancellable purchase commitments primarily represent (i) various non-cancellable agreements with certain software and service providers with minimum or fixed commitments, and (ii) open non-cancellable purchase orders for purchases with our inventory vendors.
Early Retirement Voluntary Offering (“ERVO”)
In June 2026, we initiated an ERVO program for certain employees in designated countries. The program was available to certain salaried employees who met the age and length-of-service criteria and required eligible employees to confirm enrollment by July 8, 2026. The impacts on restructuring costs and the resulting liabilities are immaterial.
Litigation
There are no material legal proceedings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first two quarters of 2026. For a complete discussion of our critical accounting policies and estimates, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2025 Form 10-K.
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
Our focus on these growth drivers has led to sustained growth in revenue and profitability, evolving into a more streamlined and resilient business model. We continue to experience a shift toward a more significant mix of recurring revenue as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $2.5 billion, which represents growth of 14% year-over-year at the end of the second quarter of 2026. Excluding the impact of foreign currency, acquisitions, and divestitures, organic ARR growth was 12%. This shift toward recurring revenue has positively impacted our revenue mix, growth, and profitability over time and is leading to improved visibility in our businesses. Our software, services, and recurring revenue represented 77% of total revenue for both the second quarter and the first two quarters of 2026. Additionally, we continue to maintain focus on increasing our mix of higher margin recurring revenue, which was accelerated by recent acquisitions and divestitures.
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
We acquire businesses that align with our long-term growth strategies including our strategic product roadmap and, conversely, we divest certain businesses that no longer fit those strategies. This is demonstrated by the 14 acquisitions and 25 divestitures that we have completed since 2020.
Document Crunch Acquisition
On April 4, 2026, we acquired 100% of the equity interests in Document Crunch for consideration of $246.4 million. We financed the acquisition by borrowing from our credit facilities. Document Crunch is an AI platform advanced in construction-specific AI document analysis and risk management across the project lifecycle. This acquisition aims to strengthen document intelligence and compliance automation across our construction ecosystem and enhance existing workflows in project management and the construction ERP system. Document Crunch is reported as part of our AECO segment. We have included the financial results of Document Crunch in our Consolidated Financial Statements starting in the second quarter of 2026.
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
The recent conflict in the Middle East may result in increased inflationary pressure and economic uncertainty. Additionally, the heightened trade tensions and related uncertainty of tariffs and imposed export control restrictions between the United States and its trading partners create additional volatility. The extent and duration of the Middle East conflict and tariffs, and their impact on global economic conditions remain uncertain and depend on various factors, including international negotiations, policy responses, potential exemptions, and shifts in global supply and demand.
If there were to be a deterioration in the global economy, the economies of the countries or regions where our customers are located or do business, or the industries that we or our customers serve, the demand for our products and services may decrease. We are closely monitoring global developments.
As of July 3, 2026, Trimble was approved for a $17.8 million tariff refund under the U.S. Customs and Border Protection (CBP) IEEPA refund program. Of this amount, we received $13.9 million in cash in the second quarter of 2026 and reversed the previously recognized cost of goods sold. Additionally, we plan to issue refunds to certain customers whose historical purchases from Trimble included additional charges due to tariffs. The refunds are accrued as current liabilities on the Condensed Consolidated Balance Sheet and as a reduction of revenue.

RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	Second Quarter of				First Two Quarters of
	2026	2025	Dollar Change	% Change	2026	2025	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$331.4	$292.8	$38.6	13%	$642.6	$564.4	$78.2	14%
Subscription and services	640.6	582.9	57.7	10%	1,269.3	1,151.9	117.4	10%
Total revenue	$972.0	$875.7	$96.3	11%	$1,911.9	$1,716.3	$195.6	11%
Gross margin	$674.9	$597.9	$77.0	13%	$1,321.2	$1,158.7	$162.5	14%
Gross margin as a % of revenue	69.4%	68.3%			69.1%	67.5%
Operating income	$132.0	$127.8	$4.2	3%	$276.0	$225.3	$50.7	23%
Operating income as a % of revenue	13.6%	14.6%			14.4%	13.1%
Diluted (loss) earnings per share	$(2.02)	$0.37	$(2.39)	(646)%	$(1.60)	$0.64	$(2.24)	(350)%

Non-GAAP operating income (1)	$260.6	$222.6	$38.0	17%	$503.8	$420.8	$83.0	20%
Non-GAAP operating income as a % of revenue (1)	26.8%	25.4%			26.4%	24.5%
Non-GAAP diluted earnings per share (1)	$0.86	$0.71	$0.15	21%	$1.65	$1.32	$0.33	25%

Annualized Recurring Revenue (1)	$2,509.0	$2,210.4	$298.6	14%	N/A	N/A	N/A	N/A

(1)    Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this report for definitions.

Second Quarter and First Two Quarters of 2026 as Compared to 2025
Revenue

Change versus the corresponding period in 2025	Second Quarter of 2026			First Two Quarters of 2026
	% Change			% Change
	Product	Subscription and Services	Total Revenue	Product	Subscription and Services	Total Revenue

Change in Revenue	13%	10%	11%	14%	10%	11%
Divestitures	—%	—%	—%	(1)%	(2)%	(1)%
Foreign currency exchange	1%	1%	1%	2%	2%	1%
Organic growth	12%	9%	10%	13%	10%	11%
Total organic revenue increased for the second quarter and first two quarters from both strong product demand and subscription and services growth.
Organic product revenue increased for the second quarter and first two quarters primarily due to strong end-user demand for civil construction solutions and revenue growth in surveying products.
Organic subscription and services revenue increased for the second quarter and first two quarters due to subscription growth across all segments, most notably, in AECO.
Gross Margin
Gross margin and gross margin as a percentage of revenue increased for the second quarter and first two quarters primarily due to revenue growth and the improved mix of higher margin subscription and software term license sales.
Operating Income
Operating income increased for the second quarter and first two quarters primarily due to organic revenue growth and gross margin expansion, partially offset by increased transaction costs and higher sales and marketing costs associated with revenue growth.
Operating income as a percentage of revenue decreased for the second quarter due to higher operating expenses. Operating income as a percentage of revenue increased for the first two quarters primarily due to organic revenue growth and gross margin expansion.
Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

	Second Quarter of				First Two Quarters of
	2026	2025	Dollar Change	% Change	2026	2025	Dollar Change	% Change
(In millions)
Research and development	$177.1	$163.3	$13.8	8%	$346.6	$321.8	$24.8	8%
Percentage of revenue	18.2%	18.6%			18.1%	18.7%
Sales and marketing	$176.3	$158.4	$17.9	11%	$352.4	$311.6	$40.8	13%
Percentage of revenue	18.1%	18.1%			18.4%	18.2%
General and administrative	$149.7	$117.6	$32.1	27%	$276.4	$239.1	$37.3	16%
Percentage of revenue	15.4%	13.4%			14.5%	13.9%
Total	$503.1	$439.3	$63.8	15%	$975.4	$872.5	$102.9	12%
R&D expense increased for the second quarter and first two quarters primarily due to increased software and cloud usage, compensation expenses, professional service costs, and foreign exchange rate fluctuation. The R&D expense increase for the first two quarters was partially offset by previous divestitures. We believe that developing and introducing new solutions, including AI, are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased for the second quarter and first two quarters primarily due to marketing and travel expenses related to revenue growth, as well as higher compensation expenses including commissions.

G&A expense increased for the second quarter and first two quarters primarily due to increased transaction costs, higher compensation expenses, and software expenditures.
Amortization of Purchased Intangible Assets
The following table shows amortization of purchased intangible assets for the periods indicated:

	Second Quarter of				First Two Quarters of
	2026	2025	Dollar Change	% Change	2026	2025	Dollar Change	% Change
(In millions)
Cost of sales	$16.9	$16.1	$0.8	5%	$33.0	$32.5	$0.5	2%
Operating expenses	27.2	26.8	0.4	1%	54.3	52.4	1.9	4%
Total amortization expense of purchased intangibles	$44.1	$42.9	$1.2	3%	$87.3	$84.9	$2.4	3%
Total amortization expense of purchased intangibles as a percentage of revenue	5%	5%			5%	5%
Total amortization expense of purchased intangibles slightly increased for the second quarter and first two quarters primarily due to the addition of intangible assets from acquisitions.
Non-Operating (Expense) Income, Net
The following table shows non-operating (expense) income, net for the periods indicated:

	Second Quarter of				First Two Quarters of
	2026	2025	Dollar Change	% Change	2026	2025	Dollar Change	% Change
(In millions)
Goodwill impairment	$(562.0)	$—	$(562.0)	N/A	$(562.0)	$—	$(562.0)	N/A
Interest expense, net	(20.9)	(19.4)	(1.5)	8%	(40.4)	(35.0)	(5.4)	15%
Income from equity method investments, net	2.6	2.3	0.3	13%	3.4	3.3	0.1	3%
Other income, net	3.5	2.6	0.9	35%	9.5	6.1	3.4	56%
Total non-operating expense, net	$(576.8)	$(14.5)	$(562.3)	3878%	$(589.5)	$(25.6)	$(563.9)	2203%
Non-operating expense, net increased for the second quarter and first two quarters primarily due to the goodwill impairment related to the T&L reporting unit, which was impacted by heightened macroeconomic uncertainty and reduced market multiples for software businesses.
Income Tax Provision
For the second quarter of 2026, our effective income tax rate was (6.0)%, as compared to 21.3% in the corresponding period in 2025. For the first two quarters of 2026, our effective income tax rate was (18.9)%, as compared to 21.9% in the prior year. The negative effective income tax rates were due to an income tax expense against a pre-tax loss that primarily resulted from a non-deductible goodwill impairment recognized during the second quarter of 2026.
We accounted for the tax implications of the enacted OBBBA and the impact to our 2026 tax rate is immaterial. We believe that OBBBA will not have a material impact on our future effective income tax rate.
Results by Segment
We report our financial performance, including revenue and operating income, based on three reportable segments: AECO, Field Systems, and T&L.
Our CODM views and evaluates operations based on the results of our reportable operating segments under our management reporting system. These results are not necessarily in conformance with U.S. GAAP. For additional discussion of our segments, refer to Note 8, Segment and Geographic Information of this report.

The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	Second Quarter of				First Two Quarters of
	2026	2025	Dollar Change	% Change	2026	2025	Dollar Change	% Change
(In millions)
AECO
Segment revenue	$388.5	$350.3	$38.2	11%	$779.6	$685.7	$93.9	14%
Segment revenue as a % of total revenue	40%	40%			41%	40%
Segment operating income	$119.0	$106.4	12.6	12%	$242.1	$198.0	44.1	22%
Segment operating income as a % of segment revenue	30.6%	30.4%			31.1%	28.9%
Field Systems
Segment revenue	$442.5	$392.7	49.8	13%	$851.7	$751.9	99.8	13%
Segment revenue as a % of total revenue	46%	45%			44%	44%
Segment operating income	$145.8	$121.0	24.8	20%	$263.8	$227.6	36.2	16%
Segment operating income as a % of segment revenue	32.9%	30.8%			31.0%	30.3%
T&L
Segment revenue	$141.0	$132.7	8.3	6%	$280.6	$278.7	1.9	1%
Segment revenue as a % of total revenue	14%	15%			15%	16%
Segment operating income	$33.9	$28.6	5.3	19%	$67.7	$54.7	13.0	24%
Segment operating income as a % of segment revenue	24.0%	21.6%			24.1%	19.6%
The following table is a reconciliation of our consolidated segment operating income to consolidated income before taxes:

	Second Quarter of		First Two Quarters of
	2026	2025	2026	2025
(In millions)
Total segment operating income	$298.7	$256.0	$573.6	$480.3
Unallocated general corporate expenses	(38.1)	(33.4)	(69.8)	(59.5)
Amortization of purchased intangible assets	(44.1)	(42.9)	(87.3)	(84.9)
Acquisition / divestiture items	(23.9)	(2.7)	(29.8)	(11.6)
Stock-based compensation / deferred compensation	(44.3)	(40.8)	(88.0)	(78.3)
Restructuring and other costs	(16.3)	(8.4)	(22.7)	(20.7)
Consolidated operating income	132.0	127.8	276.0	225.3
Total non-operating expense, net	(576.8)	(14.5)	(589.5)	(25.6)
Consolidated (loss) income before taxes	$(444.8)	$113.3	$(313.5)	$199.7

AECO

	Second Quarter of 2026	First Two Quarters of 2026
Change versus the corresponding period in 2025	% Change	% Change

Change in Revenue - AECO	11%	14%
Acquisitions	1%	1%
Foreign currency exchange	1%	2%
Organic growth	9%	11%
Organic revenue increased for the second quarter and first two quarters due to strong demand for subscription offerings. Revenue growth benefited from cumulative growth along with an expansion of customers across many products, with the largest impacts resulting from Construction Management Systems, Architecture & Design, and Mechanical, Electrical, and Plumbing Solutions (“MEP”).
Operating income and operating income as a percentage of revenue increased for the second quarter and first two quarters primarily due to organic revenue and gross margin expansion.
Field Systems

	Second Quarter of 2026	First Two Quarters of 2026
Change versus the corresponding period in 2025	% Change	% Change

Change in Revenue - Field Systems	13%	13%
Foreign currency exchange	1%	1%
Organic growth	12%	12%
Organic revenue increased for the second quarter and first two quarters primarily driven by hardware sales growth in Civil Construction and Surveying solutions due to strong end-user demand and competitive wins, and to a lesser extent, term license growth.
Operating income and operating income as a percentage of revenue both increased for the second quarter and first two quarters primarily due to organic revenue growth and gross margin expansion.
T&L

	Second Quarter of 2026	First Two Quarters of 2026
Change versus the corresponding period in 2025	% Change	% Change

Change in Revenue - T&L	6%	1%
Divestitures	—%	(8)%
Foreign currency exchange	1%	3%
Organic growth	5%	6%
Organic revenue increased for the second quarter and first two quarters primarily driven by subscription revenue growth from Transporeon.
Operating income and operating income as a percentage of revenue increased for the second quarter and first two quarters primarily due to organic revenue growth and gross margin expansion. Operating income as a percentage of revenue for the first two quarters was favorably impacted by the divestiture of lower operating income margin business.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	Second Quarter of	Year End
	2026	2025	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents	$214.4	$253.4	$(39.0)	(15)%
As a percentage of total assets	2.5%	2.7%
Principal balance of outstanding debt	$1,466.4	$1,400.0	$66.4	5%

	First Two Quarters of
	2026	2025	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$515.0	$102.1	$412.9	404%
Net cash used in investing activities	(245.3)	(27.2)	(218.1)	802%
Net cash used in financing activities	(302.4)	(582.6)	280.2	(48)%
Effect of exchange rate changes on cash and cash equivalents	(6.3)	25.8	(32.1)	(124)%
Net decrease in cash and cash equivalents	$(39.0)	$(481.9)
Operating Activities
The increase in cash provided by operating activities was primarily driven by lower cash taxes paid and higher operating income.
Investing Activities
The increase in cash used in investing activities was primarily due to payments for the Document Crunch acquisition, which closed in the second quarter of 2026.
Financing Activities
The decrease in cash used in financing activities was primarily driven by lower cash paid for repurchases of common stock compared to the prior year.
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
In December 2025, we entered into the 2025 Credit Facility, which replaced the 2022 Credit Facility. The 2025 Credit Facility contains an option to increase the borrowing from $1.25 billion up to $1.75 billion with lender approval. In April 2026, we borrowed $250.0 million from our credit facilities to finance the acquisition of Document Crunch (see Note 9, Debt). As of July 3, 2026, $66.4 million was outstanding under our credit facilities.
The enacted OBBBA permanently repealed the domestic R&D capitalization requirement. As a result, we expect cash tax reductions of approximately $53.0 million in 2026.
Our cash requirements have not otherwise materially changed since the 2025 Form 10-K.
Stock Repurchase Program
Subsequent to the end of the second quarter of 2026, the Board of Directors approved a new stock repurchase program authorizing up to $1.0 billion in repurchases of our common stock, which replaced the existing December 2025 Program. See Note 2, Common Stock Repurchases for additional information regarding our stock repurchase program.

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
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		Second Quarter of				First Two Quarters of
		2026		2025		2026		2025
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$972.0		$875.7		$1,911.9		$1,716.3
GROSS MARGIN:
GAAP gross margin:		$674.9	69.4%	$597.9	68.3%	$1,321.2	69.1%	$1,158.7	67.5%
Amortization of purchased intangible assets	(A)	16.9		16.1		33.0		32.5
Stock-based compensation / deferred compensation	(C)	3.8		4.2		8.0		8.5
Restructuring and other costs	(D)	2.5		0.4		2.8		0.6
Non-GAAP gross margin:		$698.1	71.8%	$618.6	70.6%	$1,365.0	71.4%	$1,200.3	69.9%
OPERATING EXPENSES:
GAAP operating expenses:		$542.9	55.9%	$470.1	53.7%	$1,045.2	54.7%	$933.4	54.4%
Amortization of purchased intangible assets	(A)	(27.2)		(26.8)		(54.3)		(52.4)
Acquisition / divestiture items	(B)	(23.9)		(2.7)		(29.8)		(11.6)
Stock-based compensation / deferred compensation	(C)	(40.5)		(36.6)		(80.0)		(69.8)
Restructuring and other costs	(D)	(13.8)		(8.0)		(19.9)		(20.1)
Non-GAAP operating expenses:		$437.5	45.0%	$396.0	45.2%	$861.2	45.0%	$779.5	45.4%
OPERATING INCOME:
GAAP operating income:		$132.0	13.6%	$127.8	14.6%	$276.0	14.4%	$225.3	13.1%
Amortization of purchased intangible assets	(A)	44.1		42.9		87.3		84.9
Acquisition / divestiture items	(B)	23.9		2.7		29.8		11.6
Stock-based compensation / deferred compensation	(C)	44.3		40.8		88.0		78.3
Restructuring and other costs	(D)	16.3		8.4		22.7		20.7
Non-GAAP operating income:		$260.6	26.8%	$222.6	25.4%	$503.8	26.4%	$420.8	24.5%

NON-OPERATING EXPENSE, NET:
GAAP non-operating expense, net:		$(576.8)		$(14.5)		$(589.5)		$(25.6)
Acquisition / divestiture items	(B)	(5.5)		(2.6)		(9.6)		(7.9)
Deferred compensation	(C)	(0.9)		(2.9)		(2.9)		(2.0)
Restructuring and other costs	(D)	2.8		2.8		4.7		2.9
Goodwill impairment	(E)	562.0		—		562.0		—
Non-GAAP non-operating expense, net:		$(18.4)		$(17.2)		$(35.3)		$(32.6)
			Tax Rate %		Tax Rate %		Tax Rate %		Tax Rate %
			(G)		(G)		(G)		(G)
INCOME TAX PROVISION:
GAAP income tax provision:		$26.9	(6.0)%	$24.1	21.3%	$59.3	(18.9)%	$43.8	21.9%
Non-GAAP items tax effected	(F)	15.0		11.9		22.0		23.6
Non-GAAP income tax provision:		$41.9	17.3%	$36.0	17.5%	$81.3	17.4%	$67.4	17.4%

NET (LOSS) INCOME:
GAAP net (loss) income:		$(471.7)		$89.2		$(372.8)		$155.9
Amortization of purchased intangible assets	(A)	44.1		42.9		87.3		84.9
Acquisition / divestiture items	(B)	18.4		0.1		20.2		3.7
Stock-based compensation	(C)	43.4		37.9		85.1		76.3
Restructuring and other costs	(D)	19.1		11.2		27.4		23.6
Goodwill impairment	(E)	562.0		—		562.0		—
Non-GAAP tax adjustments	(F)	(15.0)		(11.9)		(22.0)		(23.6)
Non-GAAP net income:		$200.3		$169.4		$387.2		$320.8

DILUTED NET (LOSS) INCOME PER SHARE:
GAAP diluted net (loss) income per share:		$(2.02)		$0.37		$(1.60)		$0.64
Amortization of purchased intangible assets	(A)	0.19		0.18		0.37		0.35
Acquisition / divestiture items	(B)	0.08		—		0.09		0.02
Stock-based compensation	(C)	0.19		0.16		0.36		0.31
Restructuring and other costs	(D)	0.08		0.05		0.12		0.10
Goodwill impairment	(E)	2.40		—		2.40		—
Non-GAAP tax adjustments	(F)	(0.06)		(0.05)		(0.09)		(0.10)
Non-GAAP diluted net income per share:		$0.86		$0.71		$1.65		$1.32

ADJUSTED EBITDA:
GAAP operating income:		$132.0	13.6%	$127.8	14.6%	$276.0	14.4%	$225.3	13.1%
Amortization of purchased intangible assets	(A)	44.1		42.9		87.3		84.9
Acquisition / divestiture items	(B)	23.9		2.7		29.8		11.6
Stock-based compensation / deferred compensation	(C)	44.3		40.8		88.0		78.3
Restructuring and other costs	(D)	16.3		8.4		22.7		20.7
Non-GAAP operating income:		260.6	26.8%	222.6	25.4%	503.8	26.4%	420.8	24.5%
Depreciation expense and cloud computing amortization		12.0		12.3		23.8		24.3
Income from equity method investments, net		5.4		5.0		8.1		6.9
Adjusted EBITDA		$278.0	28.6%	$239.9	27.4%	$535.7	28.0%	$452.0	26.3%
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
Non-GAAP non-operating expense, net
We define Non-GAAP non-operating expense, net as GAAP non-operating expense, net, excluding goodwill impairment, acquisition/divestiture items, deferred compensation, and restructuring and other costs. We believe this measure helps investors evaluate our non-operating expense trends.
Non-GAAP income tax provision
We define non-GAAP income tax provision as the GAAP income tax provision adjusted for the tax effects of the non-GAAP pre-tax adjustments (A) through (E), excluding certain tax charges and benefits such as net deferred tax impacts resulting from tax amortization related to a non-U.S. intercompany transfer of intellectual property and certain acquisitions, deferred tax impacts from net CFC tested income, significant reserve releases upon the expiration of statute of limitations and audit closures, and tax law changes. We believe this measure helps investors because it provides for consistent treatment of excluded items in our non-GAAP presentation.
Non-GAAP net income
We define Non-GAAP net income as GAAP net (loss) income, excluding the effects of goodwill impairment, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, restructuring and other costs, and non-GAAP tax adjustments. This measure provides a supplemental view of net income trends, which are driven by non-GAAP income before taxes and our non-GAAP tax rate.
Non-GAAP diluted net income per share
We define Non-GAAP diluted net income per share as GAAP diluted net (loss) income per share, excluding the effects of goodwill impairment, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, restructuring and other costs, and non-GAAP tax adjustments. We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the Company.
Adjusted EBITDA
We define Adjusted EBITDA as non-GAAP operating income plus depreciation expense, cloud computing amortization, and income from equity method investments, net, which excludes our proportionate share of items such as amortization of purchased intangibles, stock-based compensation, and restructuring costs. Other companies may define Adjusted EBITDA differently. Adjusted EBITDA is a performance measure that we believe offers a useful view of the overall operations of our business because it facilitates operating performance comparisons by removing potential differences caused by variations unrelated to operating performance, such as capital structures (interest expense), income taxes, depreciation, amortization of purchased intangibles and cloud computing costs, and income from equity method investments, net.
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
(D).Restructuring and other costs. Non-GAAP gross margin and operating expenses exclude restructuring costs composed of termination benefits related to reductions in employee headcount and other cost-saving initiatives, closure or exit of facilities, and cancellation of certain contracts, and other costs composed of one-time incremental expenses resulting from the re-audit and related remediation of control deficiencies. Non-GAAP non-operating expense net, excludes our proportionate share of items recorded in income from equity method investment items, such as goodwill impairment, amortization of purchased intangibles, stock-based compensation, and restructuring costs.
(E).Goodwill Impairment. Non-GAAP non-operating expense, net excludes the goodwill impairment charge related to our T&L segment. The impairment was triggered by a sustained decline in market capitalization and stock price reflecting heightened macroeconomic uncertainty and lower market multiples for software businesses.
(F).Non-GAAP items tax effected. This amount represents the income tax effect of non-GAAP pre-tax adjustments, excluding certain tax charges and benefits, which reconcile the GAAP income tax provision to the non-GAAP income tax provision.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the second quarter of 2026, both revenue and operating income were favorably impacted by $9.4 million and $4.7 million. In the first two quarters of 2026, both revenue and operating income were favorably impacted by $32.9 million and $4.4 million.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables that are primarily denominated in Euro, Indian Rupee, Canadian Dollars, New Zealand Dollars, and Norwegian Krone. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. We occasionally enter into foreign currency exchange contracts to hedge the purchase price of some of our larger business acquisitions.

Our foreign currency contracts are marked-to-market through earnings every period and generally range in maturity from one to two months. We do not enter into foreign currency contracts for trading purposes. Foreign currency contracts outstanding at the end of the second quarter of 2026 and at the end of 2025 are summarized as follows:

	Second Quarter of 2026		Year End 2025
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(428.0)	$(1.0)	$(269.7)	$(1.2)
Sold	33.4	—	60.8	(0.4)
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
(c) Changes in Internal Control over Financial Reporting.
Except for the ongoing progress against the remediation plan as described above, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter for which this report relates.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchase of Equity Securities
On August 10, 2026, the Board of Directors approved a new stock repurchase program authorizing up to $1.0 billion in repurchases of our common stock, which replaced the existing December 2025 Program. We may repurchase stock from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or other means. The program may be suspended, modified, or discontinued at any time without prior notice.
There were no stock repurchases during the second quarter of 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the second quarter of 2026, none of our Section 16 officers and directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2026, formatted in Inline XBRL, tagged as blocks of text and including detailed tags:
(i) Condensed Consolidated Balance Sheets,
(ii) Condensed Consolidated Statements of Operations,
(iii) Condensed Consolidated Statements of Comprehensive (Loss) Income,
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

TRIMBLE INC. (Registrant)

By:	/s/ PHILLIP SAWARYNSKI
Phillip Sawarynski Chief Financial Officer (Authorized Officer and Principal Financial Officer)
Date:	August 12, 2026