Form 10-Q
period 2026-10-02
TRIMBLE INC.
filed 2026-11-04
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 2, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____
Commission file number: 001-14845

TRIMBLE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2802192 (I.R.S. Employer Identification Number)
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
As of October 30, 2026, there were 229,243,001 shares of Common Stock, par value $0.001 per share, outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements include, among other things:
•general global macroeconomic outlook, including evolving trade policies, associated supply chain disruptions and shifts in demand, slowing growth, inflationary pressures, and fluctuations in interest rates;
•economic disruptions caused by the ongoing impact of volatility and conflict in political and geopolitical tensions, including the ongoing Middle East conflict;
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
•any anticipated benefits or impact to our results of operations and financial conditions from our acquisitions or divestitures;
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
•our ability to maintain effective internal controls over financial reporting, including our expectations regarding timing and our ability to remediate our material weaknesses in internal control over financial reporting; and
•our expectations regarding the impact (including tax implications) of the One Big Beautiful Bill Act (the “OBBBA”).
The forward-looking statements regarding future events and the future results of Trimble Inc. (“Trimble”, the “Company” or “we”, “our” or “us”) are based on current expectations and the beliefs and assumptions of our management that are subject to risks and uncertainties. Discussions containing such forward-looking statements may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. Forward-looking statements generally can be identified by words such as “may,” “will,” “should,” “could,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in this report under the section entitled “Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (the “SEC”), specifically the most recent Annual Report on Form 10-K for 2025 filed with the SEC on February 25, 2026 (the “2025 Form 10-K”), and in other reports we file with the SEC, each as it may be amended from time to time. These forward-looking statements are made as of the date of this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

TRIMBLE INC.
Form 10-Q for the Quarter Ended October 2, 2026

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	Third Quarter of	Year End
	2026	2025
(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$214.5	$253.4
Accounts receivable, net	610.9	856.0
Inventories	183.4	186.3
Prepaid expenses	110.7	102.7
Other current assets	236.3	233.5
Total current assets	1,355.8	1,631.9
Property and equipment, net	182.5	182.8
Goodwill	4,822.0	5,239.7
Other purchased intangible assets, net	808.1	924.1
Deferred income tax assets	290.6	260.0
Equity investments	608.4	610.8
Other non-current assets	467.7	462.7
Total assets	$8,535.1	$9,312.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$90.2	$—
Accounts payable	219.8	168.3
Accrued compensation and benefits	141.8	211.7
Deferred revenue	797.8	894.0
Income taxes payable	8.7	17.7
Other current liabilities	202.2	211.7
Total current liabilities	1,460.5	1,503.4
Long-term debt	1,443.3	1,392.2
Deferred revenue, non-current	122.3	104.7
Deferred income tax liabilities	141.7	190.5
Other non-current liabilities	391.5	285.0
Total liabilities	3,559.3	3,475.8
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 360.0 shares authorized; 229.6 and 236.0 shares issued and outstanding at the end of the third quarter of 2026 and year end 2025	0.2	0.2
Additional paid-in-capital	2,497.4	2,437.9
Retained earnings	2,572.2	3,387.6
Accumulated other comprehensive (loss) income	(94.0)	10.5
Total stockholders’ equity	4,975.8	5,836.2
Total liabilities and stockholders’ equity	$8,535.1	$9,312.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Third Quarter of		First Three Quarters of
(In millions, except per share amounts)	2026	2025	2026	2025
Revenue:
Product	$324.3	$302.5	$966.9	$866.9
Subscription and services	642.5	598.7	1,911.8	1,750.6
Total revenue	966.8	901.2	2,878.7	2,617.5
Cost of sales:
Product	172.4	148.9	490.7	437.0
Subscription and services	118.5	114.8	357.9	351.8
Amortization of purchased intangible assets	16.8	16.4	49.8	48.9
Total cost of sales	307.7	280.1	898.4	837.7
Gross margin	659.1	621.1	1,980.3	1,779.8
Operating expense:
Research and development	162.9	152.9	509.5	474.7
Sales and marketing	177.7	158.8	530.1	470.4
General and administrative	124.7	117.5	401.1	356.6
Restructuring	24.9	14.2	40.4	22.7
Amortization of purchased intangible assets	26.9	27.2	81.2	79.6
Total operating expense	517.1	470.6	1,562.3	1,404.0
Operating income	142.0	150.5	418.0	375.8
Non-operating (expense) income, net:
Goodwill impairment	—	—	(562.0)	—
Interest expense, net	(20.4)	(20.7)	(60.8)	(55.7)
Income (loss) from equity method investments, net	0.8	(0.5)	4.2	2.8
Other (loss) income, net	(1.1)	(4.2)	8.4	1.9
Total non-operating expense, net	(20.7)	(25.4)	(610.2)	(51.0)
Income (loss) before taxes	121.3	125.1	(192.2)	324.8
Income tax provision	62.2	13.6	121.5	57.4
Net income (loss)	$59.1	$111.5	$(313.7)	$267.4
Earnings (loss) per share:
Basic	$0.25	$0.47	$(1.34)	$1.11
Diluted	$0.25	$0.46	$(1.34)	$1.10
Shares used in calculating earnings (loss) per share:
Basic	232.4	238.2	233.3	239.9
Diluted	233.2	240.4	233.3	242.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Third Quarter of		First Three Quarters of
	2026	2025	2026	2025
(In millions)
Net income (loss)	$59.1	$111.5	$(313.7)	$267.4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	(12.2)	(21.7)	(103.9)	390.1
Net change related to derivatives and other, net of tax	(0.2)	(0.2)	(0.6)	(0.6)
Comprehensive income (loss)	$46.7	$89.6	$(418.2)	$656.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in millions)	Common stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Third Quarter Ended October 2, 2026	Shares	Amount	Additional Paid-In Capital
Balance as of July 3, 2026	233.2	$0.2	$2,489.9	$2,702.3	$(81.6)	$5,110.8
Net income	—	—	—	59.1	—	59.1
Other comprehensive loss	—	—	—	—	(12.4)	(12.4)
Issuance of common stock under employee plans, net of tax withholdings	0.4	—	18.3	(0.4)	—	17.9
Stock repurchases	(4.0)	—	(45.0)	(188.8)	—	(233.8)
Stock-based compensation	—	—	34.2	—	—	34.2
Balance as of October 2, 2026	229.6	$0.2	$2,497.4	$2,572.2	$(94.0)	$4,975.8

	Common stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
First Three Quarters Ended October 2, 2026	Shares	Amount	Additional Paid-In Capital
Balance as of January 2, 2026	236.0	$0.2	$2,437.9	$3,387.6	$10.5	$5,836.2
Net loss	—	—	—	(313.7)	—	(313.7)
Other comprehensive loss	—	—	—	—	(104.5)	(104.5)
Issuance of common stock under employee plans, net of tax withholdings	2.3	—	28.1	(44.9)	—	(16.8)
Stock repurchases	(8.7)	—	(95.8)	(456.8)	—	(552.6)
Stock-based compensation	—	—	127.2	—	—	127.2
Balance as of October 2, 2026	229.6	$0.2	$2,497.4	$2,572.2	$(94.0)	$4,975.8

(in millions)	Common stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Third Quarter Ended October 3, 2025	Shares	Amount	Additional Paid-In Capital
Balance as of July 4, 2025	238.0	$0.2	$2,364.8	$3,293.6	$29.5	$5,688.1
Net income	—	—	—	111.5	—	111.5
Other comprehensive loss	—	—	—	—	(21.9)	(21.9)
Issuance of common stock under employee plans, net of tax withholdings	0.5	—	27.1	(1.7)	—	25.4
Stock repurchases	(0.6)	—	(6.6)	(43.4)	—	(50.0)
Stock-based compensation	—	—	36.9	—	—	36.9
Balance as of October 3, 2025	237.9	$0.2	$2,422.2	$3,360.0	$7.6	$5,790.0

	Common stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
First Three Quarters Ended October 3, 2025	Shares	Amount	Additional Paid-In Capital
Balance as of January 3, 2025	245.8	$0.2	$2,369.4	$3,757.6	$(381.9)	$5,745.3
Net income	—	—	—	267.4	—	267.4
Other comprehensive income	—	—	—	—	389.5	389.5
Issuance of common stock under employee plans, net of tax withholdings	2.4	—	37.9	(38.5)	—	(0.6)
Stock repurchases	(10.3)	—	(106.0)	(626.5)	—	(732.5)
Stock-based compensation	—	—	120.9	—	—	120.9
Balance as of October 3, 2025	237.9	$0.2	$2,422.2	$3,360.0	$7.6	$5,790.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters of
(In millions)	2026	2025
Cash flow from operating activities:
Net (loss) income	$(313.7)	$267.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	151.7	149.3
Goodwill impairment	562.0	—
Deferred income taxes	(71.1)	(24.3)
Stock-based compensation	118.3	111.1
Other, net	12.8	53.5
(Increase) decrease in assets:
Accounts receivable, net	235.9	195.0
Inventories	7.0	17.3
Other current and non-current assets	(30.2)	(31.1)
Increase (decrease) in liabilities:
Accounts payable	51.7	(13.6)
Accrued compensation and benefits	(67.8)	(71.8)
Deferred revenue	(82.3)	(71.1)
Income taxes payable	(9.0)	(311.5)
Other current and non-current liabilities	99.4	(44.3)
Net cash provided by operating activities	664.7	225.9
Cash flow from investing activities:
Divestitures of businesses, net of cash divested	(2.0)	(6.5)
Acquisitions of businesses, net of cash acquired	(236.5)	(4.4)
Purchases of property and equipment	(21.1)	(19.7)
Other, net	(0.9)	(5.5)
Net cash used in investing activities	(260.5)	(36.1)
Cash flow from financing activities:
Issuance of common stock, net of tax withholdings	(15.7)	1.1
Repurchases of common stock	(552.9)	(727.4)
Proceeds from debt and revolving credit lines	1,158.7	577.2
Payments on debt and revolving credit lines	(1,018.5)	(577.2)
Other, net	(7.9)	(3.0)
Net cash used in financing activities	(436.3)	(729.3)
Effect of exchange rate changes on cash and cash equivalents	(6.8)	24.4
Net decrease in cash and cash equivalents	(38.9)	(515.1)
Cash and cash equivalents - beginning of period (1)	253.4	747.8
Cash and cash equivalents - end of period	$214.5	$232.7
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$55.7	$392.2
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
We use a 52- to 53-week fiscal year ending on the Friday nearest to December 31. Fiscal years 2026 and 2025 are 52-week years. The third quarter of 2026 and 2025 ended on October 2, 2026 and October 3, 2025. Unless otherwise stated, all dates refer to these periods.
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

NOTE 2. COMMON STOCK REPURCHASES
On December 3, 2025, the Board of Directors approved a stock repurchase program for up to $1.0 billion in repurchases of our common stock (the “December 2025 Program”).
On August 10, 2026, the Board of Directors approved a new stock repurchase program authorizing up to $1.0 billion in repurchases of our common stock (the “August 2026 Program”), which replaced the December 2025 Program, of which $608.2 million was remaining as of the end of the second quarter of 2026 and was subsequently cancelled.
Under the August 2026 Program, we may repurchase common stock from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or other means. The timing and amount of any stock repurchased will depend on a variety of factors, including market conditions, our stock price, other available sources and uses of capital, applicable legal requirements, and other factors. This program may be suspended, modified, or discontinued at any time at our discretion without prior notice. At the end of the third quarter of 2026, there were remaining authorized funds of $768.3 million.
During the third quarter and the first three quarters of 2026, we repurchased approximately 4.0 million and 8.7 million shares of common stock in open market purchases at an average price of $58.45 and $63.40 per share for a total of $231.7 million and $548.6 million, excluding related excise taxes.
During the third quarter and the first three quarters of 2025, we repurchased approximately 0.6 million and 10.3 million shares of common stock in open market purchases at an average price of $80.88 and $70.69 per share for a total of $50.0 million and $727.4 million, excluding related excise taxes.
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

NOTE 3. ACQUISITIONS
Document Crunch Acquisition
On April 4, 2026, we completed the acquisition of Document Crunch, Inc. (“Document Crunch”) for cash consideration of $246.4 million for 100% of the equity interests in Document Crunch. Document Crunch is an AI platform advanced in construction-specific AI document analysis and risk management across the project lifecycle. This acquisition aims to strengthen document intelligence and compliance automation across our construction ecosystem and enhance existing workflows in project management and the construction enterprise resource planning (“ERP”) system.
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
Document Crunch is reported as part of our Architects, Engineers, Construction, and Owners (“AECO”) segment. The Condensed Consolidated Statements of Income include the operating results of the acquired business from the date of acquisition. The acquisition contributed less than 1% to our total revenue during the third quarter and the first three quarters of 2026.

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

There were no material divestitures in the first three quarters of 2026.
NOTE 5. EQUITY INVESTMENTS
The following table presents our equity investments in non-marketable securities:

	As of
	Third Quarter of	Year End
	2026	2025
(In millions)
Equity method investments	$336.7	$340.4
Other investments	271.7	270.4
Total equity investments	$608.4	$610.8
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
Of the total carrying amount of equity method investments, our 15% investment in PTx Trimble was $209.1 million and $216.8 million at the end of the third quarter of 2026 and end of 2025.
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
Of the total carrying amount of other investments, our 32.5% investment in Platform Science was $253.9 million at both the end of the third quarter of 2026 and the end of 2025.
NOTE 6. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents a summary of our intangible assets:

	As of
	Third Quarter of 2026			Year End 2025
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(In millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$813.0	$(626.7)	$186.3	$804.9	$(592.3)	$212.6
Customer relationships	1,156.3	(537.5)	618.8	1,199.6	(491.6)	708.0
Trade names and other intellectual properties	35.0	(32.0)	3.0	35.1	(31.6)	3.5
	$2,004.3	$(1,196.2)	$808.1	$2,039.6	$(1,115.5)	$924.1
The estimated future amortization expense of intangible assets at the end of the third quarter of 2026 was as follows:

(In millions)
2026 (Remaining)	$42.1
2027	159.5
2028	145.4
2029	123.6
2030	87.8
Thereafter	249.7
Total	$808.1

Goodwill
The changes in the carrying amount of goodwill by segment for the first three quarters of 2026 were as follows:

	AECO	Field Systems	T&L	Total
(In millions)
Balance as of year end 2025	$2,037.0	$977.2	$2,225.5	$5,239.7
Additions due to acquisitions	207.0	4.8	—	211.8
Goodwill impairment	—	—	(562.0)	(562.0)
Foreign currency translation and other adjustments	(12.6)	(7.0)	(47.9)	(67.5)
Balance as of the end of the third quarter of 2026	$2,231.4	$975.0	$1,615.6	$4,822.0
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
NOTE 7. INVENTORIES
The components of inventories, net were as follows:

	As of
	Third Quarter of	Year End
	2026	2025
(In millions)
Raw materials	$62.6	$70.4
Work-in-process	7.9	5.1
Finished goods	112.9	110.8
Total inventories	$183.4	$186.3
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

	Reportable Segments
	AECO	Field Systems	T&L
(In millions)
Third Quarter of 2026
Segment revenue	$395.0	$435.8	$136.0
Cost of sales	63.9	189.6	31.0
Operating expense	198.9	117.5	69.3
Operating income	$132.2	$128.7	$35.7
Operating income %	33.5%	29.5%	26.3%

Third Quarter of 2025
Segment revenue	$358.5	$408.7	$134.0
Cost of sales	58.7	167.4	32.3
Operating expense	185.9	104.6	67.1
Operating income	$113.9	$136.7	$34.6
Operating income %	31.8%	33.4%	25.8%

First Three Quarters of 2026
Segment revenue	$1,174.6	$1,287.5	$416.6
Cost of sales	187.8	541.9	99.5
Operating expense	612.5	353.1	213.7
Operating income	$374.3	$392.5	$103.4
Operating income %	31.9%	30.5%	24.8%

First Three Quarters of 2025
Segment revenue	$1,044.2	$1,160.6	$412.7
Cost of sales	177.3	483.5	110.5
Operating expense	555.0	312.8	212.9
Operating income	$311.9	$364.3	$89.3
Operating income %	29.9%	31.4%	21.6%
A reconciliation of the condensed consolidated segment operating income to condensed consolidated income (loss) before income taxes was as follows:

	Third Quarter of		First Three Quarters of
	2026	2025	2026	2025
(In millions)
Total segment operating income	$296.6	$285.2	$870.2	$765.5
Unallocated general corporate expenses	(34.0)	(31.0)	(103.8)	(90.5)
Amortization of purchased intangible assets	(43.7)	(43.6)	(131.0)	(128.5)
Acquisition / divestiture items	(13.1)	(1.3)	(42.9)	(12.9)
Stock-based compensation / deferred compensation	(33.1)	(36.6)	(121.1)	(114.9)
Restructuring and other costs	(30.7)	(22.2)	(53.4)	(42.9)
Consolidated operating income	142.0	150.5	418.0	375.8
Total non-operating expense, net	(20.7)	(25.4)	(610.2)	(51.0)
Consolidated income (loss) before taxes	$121.3	$125.1	$(192.2)	$324.8

The disaggregation of revenue by geography is summarized in the tables below. Revenue is defined as revenue from external customers attributed to countries based on the location of the customer and is consistent with the Reportable Segments tables above.

	Reportable Segments
	AECO	Field Systems	T&L	Total
(In millions)
Third Quarter of 2026
North America	$261.4	$259.7	$70.5	$591.6
Europe	89.0	97.2	61.2	247.4
Asia Pacific	32.6	55.4	2.7	90.7
Rest of World	12.0	23.5	1.6	37.1
Total segment revenue	$395.0	$435.8	$136.0	$966.8

Third Quarter of 2025
North America	$231.2	$225.4	$72.0	$528.6
Europe	87.8	101.5	58.3	247.6
Asia Pacific	29.7	54.1	2.8	86.6
Rest of World	9.8	27.7	0.9	38.4
Total segment revenue	$358.5	$408.7	$134.0	$901.2

First Three Quarters of 2026
North America	$766.3	$733.5	$216.7	$1,716.5
Europe	275.2	320.8	188.3	784.3
Asia Pacific	99.2	163.2	8.0	270.4
Rest of World	33.9	70.0	3.6	107.5
Total segment revenue	$1,174.6	$1,287.5	$416.6	$2,878.7

First Three Quarters of 2025
North America	$684.3	$634.2	$226.7	$1,545.2
Europe	245.8	302.6	171.6	720.0
Asia Pacific	87.9	151.2	8.8	247.9
Rest of World	26.2	72.6	5.6	104.4
Total segment revenue	$1,044.2	$1,160.6	$412.7	$2,617.5
Total revenue in the United States, as included in the Condensed Consolidated Statements of Income, was $545.7 million and $484.3 million for the third quarter, and $1.6 billion and $1.4 billion for the first three quarters of 2026 and 2025. No single customer or country other than the United States accounted for 10% or more of our total revenue.

NOTE 9. DEBT
Total outstanding debt consisted of the following:

			As of
		Effective interest rate	Third Quarter of	Year End
Instrument	Date of Issuance		2026	2025
(In millions)
Senior Notes:
Senior Notes, 4.90%, due June 2028	June 2018	5.04%	$600.0	$600.0
Senior Notes, 6.10%, due March 2033	March 2023	6.13%	800.0	800.0
Credit Facilities:
2025 Revolving Credit Facility, due December 2030	December 2025	5.02%	50.0	—
Uncommitted Credit Facilities, floating rate		5.35%	90.2	—
Unamortized discount and issuance costs			(6.7)	(7.8)
Total debt			$1,533.5	$1,392.2
Less: Short-term debt			90.2	—
Total long-term debt			$1,443.3	$1,392.2
Debt Maturities
At the end of the third quarter of 2026, our debt maturities based on outstanding principal were as follows (in millions):

Year Payable
2026 (Remaining)	$90.2
2027	—
2028	600.0
2029	—
2030	50.0
Thereafter	800.0
Total	$1,540.2
Senior Notes
All of our senior notes are unsecured obligations. Interest on the senior notes is payable semi-annually in June and December of each year for the 2028 senior notes and in March and September of each year for the 2033 senior notes. Additional details are unchanged from the information disclosed in Note 9, Debt of the 2025 Form 10-K.
Credit Facilities
2025 Credit Facility
In 2025, we entered into a five-year, unsecured, revolving credit facility in the aggregate principal amount of $1.25 billion (the “2025 Credit Facility”), which replaced the prior 2022 Credit Facility maturing in March 2027. Subject to the satisfaction of certain conditions, we may increase the commitments for revolving loans by an aggregate principal amount of up to $500.0 million. The proceeds from the revolving loans may be used for working capital and general corporate purposes, including the financing of acquisitions. We may borrow, repay, and reborrow funds under the revolving facility until its maturity on December 4, 2030. At the end of the third quarter of 2026, $50.0 million remained outstanding under the 2025 Credit Facility.
At the end of the third quarter of 2026, we were in compliance with our debt covenants for the 2025 Credit Facility. Additional details are unchanged from the information disclosed in Note 9, Debt of the 2025 Form 10-K.
Uncommitted Facilities
At the end of the third quarter of 2026, we had one $150.0 million revolving credit facility, which was increased during the second quarter from a previous credit limit of $75.0 million, and one €100.0 million revolving credit facility. Both of these facilities are uncommitted. Generally, these variable-rate, uncommitted facilities may be redeemed upon demand. Borrowings under uncommitted facilities are classified as short-term debt in the Condensed Consolidated Balance Sheet.

At the end of the third quarter of 2026, $90.2 million remained outstanding under such uncommitted facilities.
2026 Term Loan
On October 2, 2026, we entered into a term loan credit agreement (the “2026 Term Loan”) providing for an unsecured delayed draw term loan facility in the aggregate principal amount of $500.0 million. The proceeds of the 2026 Term Loan may be used for general corporate purposes. The 2026 Term Loan permits up to four separate draws on or prior to January 29, 2027, and each loan would mature two years after the initial borrowing date. The 2026 Term Loan is prepayable without premium or penalty.
Borrowings under the 2026 Term Loan will bear interest, at the Company’s option, at either: (i) the alternate base rate plus a margin that ranges from 0.000% to 0.750%, or (ii) the adjusted term secured overnight financing rate (SOFR) plus a margin that ranges from 0.875% to 1.750%. The Company will pay a ticking fee on daily undrawn commitments accruing from December 1, 2026 to, but excluding, the commitment termination date, ranging from 0.075% to 0.275% per annum. Both the actual interest margin and ticking fee are based on the Company’s applicable credit rating or leverage ratio, whichever results in more favorable pricing to the Company.
As of October 2, 2026, no amounts have been drawn under the 2026 Term Loan.
The 2026 Term Loan contains customary covenants, including, among other requirements, limitations that restrict the Company and its subsidiaries’ ability to create liens and restrictions on the ability of the Company’s subsidiaries to incur indebtedness. Further, the 2026 Term Loan contains a financial covenant that requires the maintenance of a maximum leverage ratio. At the end of the third quarter of 2026, we were in compliance with our debt covenants for the 2026 Term Loan.
NOTE 10. FAIR VALUE MEASUREMENTS
Fair value is measured by using observable inputs, or to the extent necessary, unobservable inputs.
Financial instruments recorded at fair value include our deferred compensation plan. The fair value was $30.0 million and $30.8 million at the end of the third quarter of 2026 and the end of 2025 and is included in Other non-current assets and Other non-current liabilities on the Condensed Consolidated Balance Sheets. The fair value was measured by using quoted prices in active markets.
Financial instruments not recorded at fair value on a recurring basis (debt) had an estimated fair value of $1.5 billion at both the end of the third quarter of 2026 and the end of 2025. The fair value of the debt was determined based on observable market prices in less active markets. The fair values do not indicate the amount we would currently have to pay to extinguish the debt.
NOTE 11. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
Deferred Revenue
Changes in our deferred revenue during the third quarter of 2026 and 2025 were as follows:

	Third Quarter of		First Three Quarters of
(In millions)	2026	2025	2026	2025
Beginning balance of the period	$947.1	$882.2	$998.7	$896.0
Revenue recognized from prior year-end	(164.5)	(140.0)	(756.5)	(686.0)
Billings net of revenue recognized from current year and other	137.5	99.4	677.9	631.6
Ending balance of the period	$920.1	$841.6	$920.1	$841.6
Remaining Performance Obligations
At the end of the third quarter of 2026, approximately $2.0 billion of revenue was expected to be recognized from remaining performance obligations for which goods or services had not been delivered, primarily subscription, software, and software maintenance, and to a lesser extent, hardware and professional services contracts. We expect to recognize $1.4 billion, approximately 69%, of our remaining performance obligations as revenue during the next 12 months and the remainder thereafter.

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
The following table shows the computation of basic and diluted earnings (loss) per share:

	Third Quarter of		First Three Quarters of
	2026	2025	2026	2025
(In millions, except per share amounts)
Numerator:
Net income (loss)	$59.1	$111.5	$(313.7)	$267.4
Denominator:
Weighted-average shares of common stock outstanding - basic	232.4	238.2	233.3	239.9
Effect of dilutive securities	0.8	2.2	—	2.1
Weighted-average shares of common stock outstanding - diluted	233.2	240.4	233.3	242.0
Net earnings (loss) per share
Basic	$0.25	$0.47	$(1.34)	$1.11
Diluted	$0.25	$0.46	$(1.34)	$1.10
Antidilutive shares (1)	2.5	0.5	3.4	0.5
(1)    Antidilutive stock-based awards are excluded from the weighted-average shares used to calculate diluted earnings (loss) per share because of their antidilutive impact.
NOTE 13. INCOME TAXES

For the third quarter of 2026, our effective income tax rate was 51.3%, as compared to 10.9% in the corresponding period in 2025. The increase was primarily driven by a one-time tax reserve charge, partially offset by a one-time deferred tax benefit from an internal restructuring during the third quarter of 2026, and a one-time benefit from the revaluation of deferred tax liabilities due to a German tax rate decrease in the prior year.
For the first three quarters, our effective income tax rate was (63.2)%, as compared to 17.7% in the prior year. The negative effective income tax rate was due to an income tax expense, including the additional one-time tax charge described above, against a pre-tax loss that primarily resulted from a non-deductible goodwill impairment recognized during the second quarter of 2026.
Unrecognized tax benefits of $147.7 million and $40.0 million at the end of the third quarter of 2026 and the end of 2025, if recognized, would favorably affect the effective income tax rate in future periods. We recorded a one-time unrecognized tax benefit of $107.6 million related to the internal restructuring during the third quarter of 2026. At the end of the third quarter of 2026 and at the end of 2025, we accrued interest and penalties of $15.5 million and $9.3 million.
We accounted for the tax implications of the enacted OBBBA, and the impact to our 2026 tax rate is immaterial. The OBBBA permanently repeals the domestic R&D capitalization requirement. As a result, we expect cash tax reductions of approximately $53.0 million in 2026.

NOTE 14. COMMITMENTS AND CONTINGENCIES
Commitments
At the end of the third quarter of 2026, we had non-cancellable purchase commitments of approximately $634.7 million. These non-cancellable purchase commitments primarily represent (i) various non-cancellable agreements with certain software and service providers with minimum or fixed commitments, and (ii) open non-cancellable purchase orders for purchases with our inventory vendors.
Early Retirement Voluntary Offering (“ERVO”)
In June 2026, we initiated an ERVO program for certain employees in designated countries. The program was available to certain salaried employees who met the age and length-of-service criteria; and eligible employees were required to confirm enrollment by July 8, 2026. The impacts on restructuring costs and the resulting liabilities are immaterial.
Litigation
There are no material legal proceedings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates during the first three quarters of 2026. For a complete discussion of our critical accounting policies and estimates, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2025 Form 10-K.
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
•Pursue strategic and targeted acquisitions, divestitures, joint ventures, and investments; and
•Expand operating margins through operational efficiency, organizational streamlining, and other targeted cost-savings initiatives.
Our focus on these growth drivers has led to sustained growth in revenue and profitability, evolving into a more streamlined and resilient business model. We continue to experience a shift toward a more significant mix of recurring revenue as demonstrated by our success in driving annualized recurring revenue (“ARR”) of $2.6 billion, which represents growth of 11% year-over-year at the end of the third quarter of 2026. Excluding the impact of foreign currency, acquisitions, and divestitures, organic ARR growth was 10%. This shift toward recurring revenue has positively impacted our revenue mix, growth, and profitability over time and is leading to improved visibility in our businesses. Our software, services, and recurring revenue represented 76% and 77% of total revenue for the third quarter and the first three quarters of 2026. Additionally, we continue to maintain focus on increasing our mix of higher margin recurring revenue, which was accelerated by our most recent acquisitions and divestitures.
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
We acquire businesses that align with our long-term growth strategies including our strategic product roadmap and, conversely, we divest certain businesses that no longer fit those strategies. This is demonstrated by the 15 acquisitions and 25 divestitures that we have completed since 2020.
Document Crunch Acquisition
On April 4, 2026, we acquired 100% of the equity interests in Document Crunch for cash consideration of $246.4 million. Document Crunch is an AI platform advanced in construction-specific AI document analysis and risk management across the project lifecycle. This acquisition aims to strengthen document intelligence and compliance automation across our construction ecosystem and enhance existing workflows in project management and the construction ERP system. Document Crunch is reported as part of our AECO segment. We included the financial results of Document Crunch in our Consolidated Financial Statements starting in the second quarter of 2026.
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
Macroeconomic Conditions
Global macroeconomic conditions remain challenging, influenced by persistent inflationary pressures, interest and exchange rate volatility, the ongoing conflict in the Middle East, and evolving trade policies. Additionally, expanded AI infrastructure deployment and data center expansions are driving strong demand and price increases for certain commodities. We are actively managing input costs and procurement timelines through strategic sourcing and regional inventory positioning.
In the second quarter of 2026, we received approval for a $17.8 million tariff refund under the U.S. Customs and Border Protection (CBP) IEEPA refund program, which was received by the end of the third quarter of 2026. In certain cases, we passed refund amounts on to customers. We reversed the previously recognized cost of goods sold and recorded the customer refunds as a reduction of revenue in the second quarter of 2026.

RESULTS OF OPERATIONS
Overview
The following table shows revenue by category, gross margin and gross margin as a percentage of revenue, operating income and operating income as a percentage of revenue, diluted earnings per share, and annualized recurring revenue compared for the periods indicated:

	Third Quarter of				First Three Quarters of
	2026	2025	Dollar Change	% Change	2026	2025	Dollar Change	% Change
(In millions, except per share amounts)
Revenue:
Product	$324.3	$302.5	$21.8	7%	$966.9	$866.9	$100.0	12%
Subscription and services	642.5	598.7	43.8	7%	1,911.8	1,750.6	161.2	9%
Total revenue	$966.8	$901.2	$65.6	7%	$2,878.7	$2,617.5	$261.2	10%
Gross margin	$659.1	$621.1	$38.0	6%	$1,980.3	$1,779.8	$200.5	11%
Gross margin as a % of revenue	68.2%	68.9%			68.8%	68.0%
Operating income	$142.0	$150.5	$(8.5)	(6)%	$418.0	$375.8	$42.2	11%
Operating income as a % of revenue	14.7%	16.7%			14.5%	14.4%
Diluted earnings (loss) per share	$0.25	$0.46	$(0.21)	(46)%	$(1.34)	$1.10	$(2.44)	(222)%

Non-GAAP operating income (1)	$262.6	$254.2	$8.4	3%	$766.4	$675.0	$91.4	14%
Non-GAAP operating income as a % of revenue (1)	27.2%	28.2%			26.6%	25.8%
Non-GAAP diluted earnings per share (1)	$0.86	$0.81	$0.05	6%	$2.51	$2.13	$0.38	18%

Annualized Recurring Revenue (1)	$2,564.3	$2,310.3	$254.0	11%	N/A	N/A	N/A	N/A

(1)    Refer to “Supplemental Disclosure of Non-GAAP Financial Measures and Annualized Recurring Revenue” of this report for definitions.

Third Quarter and First Three Quarters of 2026 as Compared to 2025
Revenue

Change versus the corresponding period in 2025	Third Quarter of 2026			First Three Quarters of 2026
	% Change			% Change
	Product	Subscription and Services	Total Revenue	Product	Subscription and Services	Total Revenue

Change in Revenue	7%	7%	7%	12%	9%	10%
Divestitures	—%	—%	—%	—%	(1)%	(1)%
Foreign currency exchange	—%	—%	—%	1%	1%	2%
Organic growth	7%	7%	7%	11%	9%	9%
Total organic revenue increased for the third quarter and first three quarters from both strong product demand and subscription and services growth, primarily in our AECO and Field Systems segments.
Organic product revenue increased for the third quarter and first three quarters primarily due to strong end-user demand for civil construction solutions and revenue growth in geospatial products.
Organic subscription and services revenue increased for the third quarter and first three quarters primarily due to subscription growth across all segments, most notably, in AECO.
Gross Margin
Gross margin increased for the third quarter primarily due to organic revenue growth. Gross margin as a percentage of revenues slightly decreased for the third quarter due to a higher mix of hardware revenue with lower gross margins.
Gross margin and gross margin as a percentage of revenues increased for the first three quarters primarily due to revenue growth and the improved mix of higher margin subscription and software term license sales.
Operating Income
Operating income decreased for the third quarter due to higher operating expenses, including higher sales and marketing costs associated with revenue growth, and higher restructuring expenses associated with cost-savings initiatives. Operating income as a percentage of revenue decreased for the third quarter primarily due to an increased mix of lower margin hardware.
Operating income and operating income as a percentage of revenue increased for the first three quarters primarily due to organic revenue growth and gross margin expansion.
Research and Development, Sales and Marketing, and General and Administrative Expense
The following table shows research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expense along with these expenses as a percentage of revenue for the periods indicated:

	Third Quarter of				First Three Quarters of
	2026	2025	Dollar Change	% Change	2026	2025	Dollar Change	% Change
(In millions)
Research and development	$162.9	$152.9	$10.0	7%	$509.5	$474.7	$34.8	7%
Percentage of revenue	16.8%	17.0%			17.7%	18.1%
Sales and marketing	$177.7	$158.8	$18.9	12%	$530.1	$470.4	$59.7	13%
Percentage of revenue	18.4%	17.6%			18.4%	18.0%
General and administrative	$124.7	$117.5	$7.2	6%	$401.1	$356.6	$44.5	12%
Percentage of revenue	12.9%	13.0%			13.9%	13.6%
Total	$465.3	$429.2	$36.1	8%	$1,440.7	$1,301.7	$139.0	11%
R&D expense increased for the third quarter and first three quarters primarily due to increased software and cloud usage and professional service costs. The R&D expense increase for the first three quarters was partially offset by previous divestitures. We believe that developing and introducing new solutions, including AI, are critical to our future success, and we expect to continue the active development of new products.
S&M expense increased for the third quarter and first three quarters primarily due to marketing events and related travel expenditures supporting revenue growth, as well as higher compensation expenses including commissions.

G&A expense increased for the third quarter and first three quarters primarily due to increased transaction costs as well as consulting and professional services costs.
Amortization of Purchased Intangible Assets
The following table shows amortization of purchased intangible assets for the periods indicated:

	Third Quarter of				First Three Quarters of
	2026	2025	Dollar Change	% Change	2026	2025	Dollar Change	% Change
(In millions)
Cost of sales	$16.8	$16.4	$0.4	2%	$49.8	$48.9	$0.9	2%
Operating expenses	26.9	27.2	(0.3)	(1)%	81.2	79.6	1.6	2%
Total amortization expense of purchased intangibles	$43.7	$43.6	$0.1	—%	$131.0	$128.5	$2.5	2%
Total amortization expense of purchased intangibles as a percentage of revenue	5%	5%			5%	5%
Total amortization expense of purchased intangibles remained steady for the third quarter, with a slight increase for the first three quarters primarily due to the addition of intangible assets from the Document Crunch acquisition.
Non-Operating (Expense) Income, Net
The following table shows non-operating expense, net for the periods indicated:

	Third Quarter of				First Three Quarters of
	2026	2025	Dollar Change	% Change	2026	2025	Dollar Change	% Change
(In millions)
Goodwill impairment	$—	$—	$—	—%	$(562.0)	$—	$(562.0)	100%
Interest expense, net	(20.4)	(20.7)	0.3	(1)%	(60.8)	(55.7)	(5.1)	9%
Income (loss) from equity method investments, net	0.8	(0.5)	1.3	(260)%	4.2	2.8	1.4	50%
Other (loss) income, net	(1.1)	(4.2)	3.1	(74)%	8.4	1.9	6.5	342%
Total non-operating expense, net	$(20.7)	$(25.4)	$4.7	(19)%	$(610.2)	$(51.0)	$(559.2)	1096%
Non-operating expense, net slightly decreased for the third quarter mainly due to strategic investment impairment from the prior year, offset by foreign exchange rate fluctuations.
Non-operating expense, net increased for the first three quarters primarily due to the goodwill impairment related to the T&L reporting unit, which was impacted by heightened macroeconomic uncertainty and reduced market multiples for software businesses.
Income Tax Provision
For the third quarter of 2026, our effective income tax rate was 51.3%, as compared to 10.9% in the corresponding period in 2025. The increase was primarily driven by a one-time tax reserve charge, partially offset by a one-time deferred tax benefit from an internal restructuring during the third quarter of 2026 and a one-time benefit from the revaluation of deferred tax liabilities due to a German tax rate decrease in the prior year.
For the first three quarters, our effective income tax rate was (63.2)%, as compared to 17.7% in the prior year. The negative effective income tax rate was due to an income tax expense, including the additional one-time tax charge described above, against a pre-tax loss that primarily resulted from a non-deductible goodwill impairment recognized during the second quarter of 2026.
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

The following table is a summary of revenue and operating income by segment compared for the periods indicated:

	Third Quarter of				First Three Quarters of
	2026	2025	Dollar Change	% Change	2026	2025	Dollar Change	% Change
(In millions)
AECO
Segment revenue	$395.0	$358.5	$36.5	10%	$1,174.6	$1,044.2	$130.4	12%
Segment revenue as a % of total revenue	41%	40%			41%	40%
Segment operating income	$132.2	$113.9	18.3	16%	$374.3	$311.9	62.4	20%
Segment operating income as a % of segment revenue	33.5%	31.8%			31.9%	29.9%
Field Systems
Segment revenue	$435.8	$408.7	27.1	7%	$1,287.5	$1,160.6	126.9	11%
Segment revenue as a % of total revenue	45%	45%			45%	44%
Segment operating income	$128.7	$136.7	(8.0)	(6)%	$392.5	$364.3	28.2	8%
Segment operating income as a % of segment revenue	29.5%	33.4%			30.5%	31.4%
T&L
Segment revenue	$136.0	$134.0	2.0	1%	$416.6	$412.7	3.9	1%
Segment revenue as a % of total revenue	14%	15%			14%	16%
Segment operating income	$35.7	$34.6	1.1	3%	$103.4	$89.3	14.1	16%
Segment operating income as a % of segment revenue	26.3%	25.8%			24.8%	21.6%
The following table is a reconciliation of our consolidated segment operating income to consolidated income (loss) before taxes:

	Third Quarter of		First Three Quarters of
	2026	2025	2026	2025
(In millions)
Total segment operating income	$296.6	$285.2	$870.2	$765.5
Unallocated general corporate expenses	(34.0)	(31.0)	(103.8)	(90.5)
Amortization of purchased intangible assets	(43.7)	(43.6)	(131.0)	(128.5)
Acquisition / divestiture items	(13.1)	(1.3)	(42.9)	(12.9)
Stock-based compensation / deferred compensation	(33.1)	(36.6)	(121.1)	(114.9)
Restructuring and other costs	(30.7)	(22.2)	(53.4)	(42.9)
Consolidated operating income	142.0	150.5	418.0	375.8
Total non-operating expense, net	(20.7)	(25.4)	(610.2)	(51.0)
Consolidated income (loss) before taxes	$121.3	$125.1	$(192.2)	$324.8

AECO

	Third Quarter of 2026	First Three Quarters of 2026
Change versus the corresponding period in 2025	% Change	% Change

Change in Revenue - AECO	10%	12%
Acquisitions	1%	—%
Foreign currency exchange	—%	1%
Organic growth	9%	11%
Organic revenue increased for the third quarter and first three quarters due to strong demand for subscription offerings. Revenue growth benefited from cumulative growth along with an expansion of customers across many products, with the largest impacts resulting from Construction Management Systems, Architecture & Design, and Mechanical, Electrical, and Plumbing Solutions (“MEP”).
Operating income and operating income as a percentage of revenue increased for the third quarter and first three quarters primarily due to organic revenue and gross margin expansion.
Field Systems

	Third Quarter of 2026	First Three Quarters of 2026
Change versus the corresponding period in 2025	% Change	% Change

Change in Revenue - Field Systems	7%	11%
Foreign currency exchange	—%	1%
Organic growth	7%	10%
Organic revenue increased for the third quarter and first three quarters primarily driven by hardware sales growth in civil construction and geospatial solutions due to strong end-user demand and competitive wins, and to a lesser extent, term license growth in the first three quarters.
Operating income and operating income as a percentage of revenue both decreased for the third quarter primarily due to an increased mix of lower margin hardware and higher sales and marketing expenses associated with revenue expansion.
Operating income increased for the first three quarters primarily due to organic revenue growth and gross margin expansion. Operating income as a percentage of revenue for the first three quarters decreased due to an increased mix of lower margin hardware and higher operating expenses from marketing expenses and sales commissions associated with revenue expansion, and to a lesser extent, continued investment in product development.
T&L

	Third Quarter of 2026	First Three Quarters of 2026
Change versus the corresponding period in 2025	% Change	% Change

Change in Revenue - T&L	1%	1%
Divestitures	—%	(6)%
Foreign currency exchange	(1)%	2%
Organic growth	2%	5%
Organic revenue increased for the third quarter and first three quarters primarily driven by consumption and subscription revenue growth led by Transporeon and Enterprise.
Operating income and operating income as a percentage of revenue increased for the third quarter and first three quarters primarily due to organic revenue growth and gross margin expansion. Operating income as a percentage of revenue for the first three quarters was favorably impacted by the divestiture of lower operating income margin businesses.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	Third Quarter of	Year End
	2026	2025	Dollar Change	% Change
(In millions, except percentages)
Cash and cash equivalents	$214.5	$253.4	$(38.9)	(15)%
As a percentage of total assets	2.5%	2.7%
Principal balance of outstanding debt	$1,540.2	$1,400.0	$140.2	10%

	First Three Quarters of
	2026	2025	Dollar Change	% Change
(In millions)
Net cash provided by operating activities	$664.7	$225.9	$438.8	194%
Net cash used in investing activities	(260.5)	(36.1)	(224.4)	622%
Net cash used in financing activities	(436.3)	(729.3)	293.0	(40)%
Effect of exchange rate changes on cash and cash equivalents	(6.8)	24.4	(31.2)	(128)%
Net decrease in cash and cash equivalents	$(38.9)	$(515.1)
Operating Activities
The increase in cash provided by operating activities was primarily driven by a reduction in cash taxes paid and higher operating income.
Investing Activities
The increase in cash used in investing activities was primarily due to payments for the Document Crunch acquisition, which closed in the second quarter of 2026.
Financing Activities
The decrease in cash used in financing activities was primarily driven by lower cash paid for repurchases of common stock compared to the prior year, and higher net loan borrowings.
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
In December 2025, we entered into the 2025 Credit Facility, which replaced the 2022 Credit Facility. The 2025 Credit Facility contains an option to increase the borrowing from $1.25 billion up to $1.75 billion with lender approval (see Note 9, Debt).As of October 2, 2026, $140.2 million was outstanding under our 2025 Credit Facility and other uncommitted credit facilities.
In October 2026, we entered into a 2026 Term Loan providing for an unsecured delayed draw term loan facility in the aggregate principal amount of $500.0 million (see Note 9, Debt). As of October 2, 2026, no amounts have been drawn under the 2026 Term Loan.
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
The non-GAAP financial measures, definitions, and explanations to the adjustments to comparable GAAP measures are included below:

		Third Quarter of				First Three Quarters of
		2026		2025		2026		2025
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In millions, except per share amounts)		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
REVENUE:
GAAP revenue:		$966.8		$901.2		$2,878.7		$2,617.5
GROSS MARGIN:
GAAP gross margin:		$659.1	68.2%	$621.1	68.9%	$1,980.3	68.8%	$1,779.8	68.0%
Amortization of purchased intangible assets	(A)	16.8		16.4		49.8		48.9
Stock-based compensation / deferred compensation	(C)	3.5		3.7		11.5		12.2
Restructuring and other costs	(D)	1.9		0.8		4.7		1.4
Non-GAAP gross margin:		$681.3	70.5%	$642.0	71.2%	$2,046.3	71.1%	$1,842.3	70.4%
OPERATING EXPENSES:
GAAP operating expenses:		$517.1	53.5%	$470.6	52.2%	$1,562.3	54.3%	$1,404.0	53.6%
Amortization of purchased intangible assets	(A)	(26.9)		(27.2)		(81.2)		(79.6)
Acquisition / divestiture items	(B)	(13.1)		(1.3)		(42.9)		(12.9)
Stock-based compensation / deferred compensation	(C)	(29.6)		(32.9)		(109.6)		(102.7)
Restructuring and other costs	(D)	(28.8)		(21.4)		(48.7)		(41.5)
Non-GAAP operating expenses:		$418.7	43.3%	$387.8	43.0%	$1,279.9	44.5%	$1,167.3	44.6%
OPERATING INCOME:
GAAP operating income:		$142.0	14.7%	$150.5	16.7%	$418.0	14.5%	$375.8	14.4%
Amortization of purchased intangible assets	(A)	43.7		43.6		131.0		128.5
Acquisition / divestiture items	(B)	13.1		1.3		42.9		12.9
Stock-based compensation / deferred compensation	(C)	33.1		36.6		121.1		114.9
Restructuring and other costs	(D)	30.7		22.2		53.4		42.9
Non-GAAP operating income:		$262.6	27.2%	$254.2	28.2%	$766.4	26.6%	$675.0	25.8%

NON-OPERATING EXPENSE, NET:
GAAP non-operating expense, net:		$(20.7)		$(25.4)		$(610.2)		$(51.0)
Acquisition / divestiture items	(B)	(2.9)		6.2		(12.5)		(1.7)
Deferred compensation	(C)	0.1		(1.9)		(2.8)		(3.9)
Restructuring and other costs	(D)	2.7		2.9		7.4		5.8
Goodwill impairment	(E)	—		—		562.0		—
Non-GAAP non-operating expense, net:		$(20.8)		$(18.2)		$(56.1)		$(50.8)
			Tax Rate %		Tax Rate %		Tax Rate %		Tax Rate %
			(G)		(G)		(G)		(G)
INCOME TAX PROVISION:
GAAP income tax provision:		$62.2	51.3%	$13.6	10.9%	$121.5	(63.2)%	$57.4	17.7%
Non-GAAP items tax effected	(F)	(20.9)		27.7		1.1		51.3
Non-GAAP income tax provision:		$41.3	17.1%	$41.3	17.5%	$122.6	17.3%	$108.7	17.4%

NET INCOME (LOSS):
GAAP net income (loss):		$59.1		$111.5		$(313.7)		$267.4
Amortization of purchased intangible assets	(A)	43.7		43.6		131.0		128.5
Acquisition / divestiture items	(B)	10.2		7.5		30.4		11.2
Stock-based compensation	(C)	33.2		34.7		118.3		111.0
Restructuring and other costs	(D)	33.4		25.1		60.8		48.7
Goodwill impairment	(E)	—		—		562.0		—
Non-GAAP tax adjustments	(F)	20.9		(27.7)		(1.1)		(51.3)
Non-GAAP net income:		$200.5		$194.7		$587.7		$515.5

DILUTED NET INCOME (LOSS) PER SHARE:
GAAP diluted net income (loss) per share:		$0.25		$0.46		$(1.34)		$1.10
Amortization of purchased intangible assets	(A)	0.19		0.18		0.56		0.53
Acquisition / divestiture items	(B)	0.04		0.03		0.13		0.05
Stock-based compensation	(C)	0.15		0.15		0.50		0.46
Restructuring and other costs	(D)	0.14		0.10		0.26		0.20
Goodwill impairment	(E)	—		—		2.40		—
Non-GAAP tax adjustments	(F)	0.09		(0.11)		—		(0.21)
Non-GAAP diluted net income per share:		$0.86		$0.81		$2.51		$2.13

ADJUSTED EBITDA:
GAAP operating income:		$142.0	14.7%	$150.5	16.7%	$418.0	14.5%	$375.8	14.4%
Amortization of purchased intangible assets	(A)	43.7		43.6		131.0		128.5
Acquisition / divestiture items	(B)	13.1		1.3		42.9		12.9
Stock-based compensation / deferred compensation	(C)	33.1		36.6		121.1		114.9
Restructuring and other costs	(D)	30.7		22.2		53.4		42.9
Non-GAAP operating income:		262.6	27.2%	254.2	28.2%	766.4	26.6%	675.0	25.8%
Depreciation expense and cloud computing amortization		12.3		12.3		36.1		36.6
Income from equity method investments, net		3.6		2.9		11.7		9.8
Adjusted EBITDA		$278.5	28.8%	$269.4	29.9%	$814.2	28.3%	$721.4	27.6%
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
Non-GAAP net income
We define Non-GAAP net income as GAAP net income (loss), excluding the effects of goodwill impairment, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, restructuring and other costs, and non-GAAP tax adjustments. This measure provides a supplemental view of net income trends, which are driven by non-GAAP income before taxes and our non-GAAP tax rate.
Non-GAAP diluted net income per share
We define Non-GAAP diluted net income per share as GAAP diluted net income (loss) per share, excluding the effects of goodwill impairment, amortization of purchased intangible assets, acquisition/divestiture items, stock-based compensation, restructuring and other costs, and non-GAAP tax adjustments. We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the Company.
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
(D).Restructuring and other costs. Non-GAAP gross margin and operating expenses exclude restructuring costs composed of termination benefits related to reductions in employee headcount and other cost-saving initiatives, costs related to executive severance agreements, closure or exit of facilities, and cancellation of certain contracts, and other costs composed of one-time incremental expenses resulting from the re-audit and related remediation of control deficiencies. Non-GAAP non-operating expense net, excludes our proportionate share of items recorded in income from equity method investment items, such as goodwill impairment, amortization of purchased intangibles, stock-based compensation, and restructuring costs.
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
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the third quarter of 2026, both revenue and operating income were favorably impacted by $0.6 million and $4.5 million. In the first three quarters of 2026, both revenue and operating income were favorably impacted by $33.6 million and $9.0 million.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash, debt, and certain trade and intercompany receivables and payables that are primarily denominated in Euro, New Zealand Dollars, Indian Rupee, Canadian Dollars, and South African Rand. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements, as gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. We occasionally enter into foreign currency exchange contracts to hedge the purchase price of some of our larger business acquisitions.

Our foreign currency contracts are marked-to-market through earnings every period and generally range in maturity from one to two months. We do not enter into foreign currency contracts for trading purposes. Foreign currency contracts outstanding at the end of the third quarter of 2026 and at the end of 2025 are summarized as follows:

	Third Quarter of 2026		Year End 2025
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In millions)
Forward contracts:
Purchased	$(318.3)	$0.1	$(269.7)	$(1.2)
Sold	36.4	(0.1)	60.8	(0.4)
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
(c) Changes in Internal Control over Financial Reporting.
During the quarter, we made progress against our remediation work plan including the following changes:
•Designed and implemented additional procedures and controls related to income taxes, information technology general controls, and other financial reporting processes, with operation and testing underway for many of the new controls and procedures.
•Designed additional procedures and controls related to revenue and related accounts.

•Increased the level of resources (including external consultants with controls expertise) to support the Company in its design, implementation, operation and testing of controls in accordance with our remediation plan.
•Continued to strengthen our internal control governance by expanding Audit Committee oversight, which includes additional meetings and regular updates focused on the execution of our remediation plan.
•Hired a new Chief Legal Officer and a Corporate Controller in August 2026, both bringing extensive experience in governance and internal controls.
Except as described above, there have been no changes during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In addition, effective November 2, 2026, we have added an additional Board member with financial expertise to the Board of Directors and to the Audit Committee.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchase of Equity Securities
On August 10, 2026, the Board of Directors approved a new stock repurchase program authorizing up to $1.0 billion in repurchases of our common stock, which replaced the December 2025 Program and does not have an expiration date. Under the August 2026 Program, we may repurchase common stock from time to time through accelerated stock repurchase programs, open market transactions, privately negotiated transactions, block purchases, tender offers, or other means. The program may be suspended, modified, or discontinued at any time at our discretion without prior notice.
The following table provides information relating to our purchases of equity securities for the third quarter of 2026, which were made under the August 2026 Program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 4, 2026 – August 7, 2026	—	$—	—	$1,000,000,000
August 8, 2026 – September 4, 2026	1,566,973	$59.28	1,566,973	$907,104,730
September 5, 2026 – October 2, 2026	2,397,164	$57.90	2,397,164	$768,307,839
Total	3,964,137		3,964,137
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the third quarter of 2026, the following Section 16 officers and directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K under the Exchange Act), in each case, intended to satisfy the affirmative defense of Rule 10b5-1(c):
•On August 13, 2026, Rob Painter, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that provides for potential sales of up to 108,000 shares of our common stock between November 18, 2026 and November 18, 2027.
•On September 10, 2026, Phillip Sawarynski, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that provides for potential sales of up to 12,000 shares of our common stock between December 16, 2026 and September 17, 2027.

•On September 15, 2026, Mark Schwartz, Senior Vice President, adopted a Rule 10b5-1 trading arrangement that provides for potential sales of up to 31,685 shares of our common stock between April 15, 2027 and May 28, 2027.
ITEM 6. EXHIBITS
We have filed, or incorporated into the report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this report.
EXHIBIT INDEX

Exh. No.	Description of Exhibit	Filed or furnished herewith or incorporated by reference to:
3.1	Certificate of Incorporation of Trimble Inc.	Exhibit 3.1 to Form 8-K filed Oct. 3, 2016
3.2	Amended and Restated By-Laws of Trimble Inc. (effective May 30, 2024)	Exhibit 3.1 to Form 8-K filed May 31, 2024
10.1	Term Loan Credit Agreement, dated as of October 2, 2026, by and among Trimble Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent	Exhibit 10.1 to Form 8-K filed Oct. 2, 2026
10.2*	Description of Executive Transition Arrangement, by and between the Company and Jennifer Allison	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2026, formatted in Inline XBRL, tagged as blocks of text and including detailed tags:
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

TRIMBLE INC. (Registrant)

By:	/s/ PHILLIP SAWARYNSKI
Phillip Sawarynski Chief Financial Officer (Authorized Officer and Principal Financial Officer)
Date:	November 4, 2026